Form 10-Q
period 1994-03-31
SYMS CORP
filed 1994-05-13
CIK 724742

==============================================================================


                        SECURITIES AND EXCHANGE COMMISSION


                              Washington, D.C. 20549


                       _____________________________________


                                     FORM 10-Q

                       ____________________________________


                 Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


        FOR THE THIRTEEN WEEKS ENDED          COMMISSION FILE NUMBER 1-8564
                APRIL 2, 1994


                                     SYMS CORP

              (Exact name of  registrant as specified in its charter)

                 NEW JERSEY                           NO. 22-2465228
       (State or other jurisdiction of     (I.R.S. employer identification no.)
       incorporation or organization)


       SYMS WAY, SECAUCUS, NEW JERSEY                     07094
  (Address of principal executive offices)              (Zip Code)


         Registrant's telephone number, including area code (201) 902-9600


       Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X No
                                    ----- -----


            The number of shares of the Registrant's Common Stock, par value $.05 outstanding at May 12, 1994:  17,692,015


  ==============================================================================

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

                                       INDEX
                                       -----

                                                                        PAGE NO.
                                                                        --------

  PART I.      Financial Information:

  Item 1.      Financial Statements

               Consolidated Condensed Balanced Sheets --
               April 3, 1993, April 2, 1994 and January 1, 1994.            1

               Consolidated Condensed Statements of Income --
               Thirteen Weeks Ended April 3, 1993 and April 2, 1994.        2

               Consolidated Condensed Statements of Cash Flows --
               Thirteen Weeks Ended April 3, 1993 and April 2, 1994.        3

               Notes to Consolidated Condensed Financial Statements.        4


  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                       5-6


  PART II.     Other Information                                            7

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

  Consolidated Condensed Balance Sheets
  (In Thousands Except Share Amounts)
                                            APRIL 3,     APRIL 2,   JANUARY 1,
                                              1993         1994        1994
                                           (UNAUDITED) (UNAUDITED)     ( * )
                                           ----------- -----------  ----------
 ASSETS
 Current Assets
   Cash and Cash equivalents                $    519    $    966     $  1,347
   Marketable securities                       8,625         ---          ---
   Merchandise inventories (note 2)           95,743      90,558       79,418
   Prepaid expenses and other current
    assets                                     5,198       4,556        4,857
    Deferred income taxes                      1,431       1,546        1,406
                                            --------    --------     --------
     TOTAL  CURRENT ASSETS                   111,516      97,626       87,028


 Property and equipment, net of
  accumulated depreciation and
  amortization                               119,257     132,094      130,279
 Other assets                                  3,266       4,104        3,845
                                            --------    --------     --------
    TOTAL  ASSETS                           $234,039    $233,824     $221,152
                                            ========    ========     ========

 LIABILITIES AND SHAREHOLDERS  EQUITY
 Current Liabilities
   Current portion of obligations under
    capital lease                           $    206    $    245     $    234
   Accounts payable                           38,217      28,948       14,864
   Accrued expenses and taxes other
    than income taxes                          3,386       4,501        4,418
  Obligations to customers                     3,249       3,222        3,500
  Income taxes                                 3,465       2,863        4,141
                                            --------    --------     --------

   TOTAL CURRENT LIABILITIES                  48,523      39,779       27,157
                                            --------    --------     --------
 Obligations under capital lease               2,154       1,909        1,974
                                            --------    --------     --------
 Deferred income taxes                         1,658       1,206        1,416
                                            --------    --------     --------

 Shareholders  equity
   Preferred stock - par value, $100
    per share; authorized 1,000,000
    shares;  none issued
   Common stock - par value, $.05 per
    share; authorized 30,000,000
    shares; issued and outstanding
    17,690,215 shares - April 3, 1993;
    17,692,015 shares - January 1, 1994
    and April 2, 1994                            885         885          885
   Additional paid-in capital                 11,677      11,695       11,695
   Retained earnings                         169,142     178,350      178,025
                                            --------    --------     --------
     TOTAL SHAREHOLDERS  EQUITY              181,704     190,930      190,605
                                            --------    --------     --------

   TOTAL LIABILITIES AND
    SHAREHOLDERS EQUITY                     $234,039    $233,824     $221,152
                                            ========    ========     ========



  * Condensed from Audited Consolidated Financial Statements.
  See accompanying notes to Consolidated Condensed Financial Statements.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

  Consolidated Condensed Statements of Income
  (In Thousands, Except Per Share Amount)

                                           THIRTEEN WEEKS ENDED
                                           APRIL 3,     APRIL 2,
                                             1993        1994
                                         (UNAUDITED)  (UNAUDITED)
                                          ---------    ---------
 Net Sales                                 $66,875      $68,642
                                           --------     -------

 Costs and expenses:
   Cost of  Sales                           45,476       46,676

   Operating, general and
    administrative                          15,324       16,872

   Occupancy                                 2,208        2,666

   Depreciation and amortization             1,847        1,784

   Interest  -  net                             21           67
                                           --------     -------

                                            64,876       68,065
                                           --------     -------

 Income before provision for income
  taxes                                      1,999          577

 Provision for income taxes                    920          252
                                           --------     -------

 Net income                                $ 1,079      $   325
                                           ========     =======

 Earnings per share                        $   .06      $   .02
                                           ========     =======

 Weighted average shares outstanding        17,690       17,692
                                           ========     =======










  See accompanying notes to Consolidated Condensed Financial Statements.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

  Consolidated Condensed Statements of Cash Flows
  (In Thousands)

                                          THIRTEEN WEEKS ENDED
                                           APRIL 3,     APRIL 2,
                                             1993         1994
                                         (UNAUDITED)  (UNAUDITED)
                                          ---------    ---------
 CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income                               $ 1,079        $ 325
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation and amortization              1,847        1,784
  Deferred income taxes                       (467)        (350)
  Changes in assets and liabilities:
  Merchandise inventories                  (28,011)     (11,140)
  Prepaid expenses and other current
   assets                                   (1,022)         301
  Other assets                                (103)        (259)
  Accounts payable                          32,612       14,084
  Obligations to customers                    (161)        (278)
  Accrued expenses and taxes other
   than income taxes                          (871)          83
  Income tax payable                        (2,419)      (1,278)
                                           --------     -------

  TOTAL ADJUSTMENTS                          1,405        2,947
                                           --------     -------

   Net cash provided by operating
    activities:                              2,484        3,272
                                           --------     -------

 CASH FLOWS USED IN INVESTING
 ACTIVITIES:
   Purchase of marketable securities        (3,325)         ---
   Expenditures for fixed assets              (887)      (3,599)
                                           --------     -------

   Net cash used in investing
    activities:                             (4,212)      (3,599)
                                           --------     -------

 CASH FLOWS USED IN FINANCING
 ACTIVITIES:
   Repayments of obligations under
    capital lease                              (46)         (54)
                                           --------     -------

 NET DECREASE IN CASH AND
   CASH EQUIVALENTS                         (1,774)        (381)

 CASH AND CASH EQUIVALENTS, beginning
  of period                                  2,293        1,347
                                           --------     -------

 CASH AND CASH EQUIVALENTS, end of
  period                                   $   519      $   966
                                           ========     =======




  See accompanying notes to Consolidated Condensed Financial Statements.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------



  Notes to Consolidated Condensed Financial Statements
  April 3, 1993 and April 2, 1994 (Unaudited)
  ------------------------------------------------------------------------------


  Note 1 -- In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 3, 1993 and April 2, 1994 and the results of operations and cash flows for the thirteen week periods ended April 3, 1993 and April 2, 1994.

            While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

            Because of the seasonal nature of the Company's business, the results of the operations for the thirteen week period ended April 2, 1994 is not necessarily indicative of the results for the full year.

  Note 2 -- Inventories at April 3, 1993 and April 2, 1994 have been computed using a gross profit margin estimated by management.

  Note 3 -- The Company adopted Statement of Financial Accounting Standards
            (SFAS) No. 109, "Accounting for Income Taxes", effective January 3, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was not material.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
  ------------------------------------------------------------------------------


  RESULTS OF OPERATIONS

  Net sales for the thirteen weeks ended April 2, 1994 increased by $1,767,000 or 2.6% when compared with the thirteen weeks ended April 3, 1993. Comparable store net sales decreased by 5.3%; this was offset by an increase of 7.9% attributable to five new stores which opened in the fourth quarter of 1993.

  The Company's estimated gross margin was 32.0% for the thirteen weeks ended April 2, 1994 and April 3, 1993.

  As a percentage of net sales, operating, general and administrative expenses (excluding occupancy, depreciation and amortization) were 24.6% for the thirteen weeks ended April 2, 1994 and 22.9% for the thirteen weeks ended April 3, 1993. The increase in operating, general and administrative expenses as a percentage of net sales is attributable to a decrease in comparable store net sales and additional operating costs associated with the five new stores opened in 1993.

  Operating, general and administrative expenses for the thirteen weeks ended April 2, 1994 increased by $1,548,000 or 10.1% from the thirteen weeks ended April 3, 1993. Comparable store operating, general and administrative expenses increased by $44,000 or .3% and non-comparable stores accounted for $1,504,000 or 9.8%.

  As a percentage of net sales, occupancy expenses were 3.9% for the thirteen weeks ended April 2, 1994 and 3.3% for the thirteen weeks ended April 3, 1993. The increase in occupancy expenses as a percentage of net sales can be attributed to a decrease in comparable store net sales and the additional occupancy expenses associated with the five new stores opened in 1993.

  Income before provision for income taxes was .8% for the thirteen weeks ended April 2, 1994 and 3.0% for the thirteen weeks ended April 2, 1993. The decrease in income before provision for income taxes as percentage of net sales from the preceding period resulted principally from a decrease in comparable store net sales.

  Provision for income taxes, as a percent of income before provision for income taxes, decreased from 46.0% in 1993 to 43.0% in 1994 principally as a result of decreases in certain non-tax deductible expenses and the preceding period included the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes".

  LIQUIDITY AND CAPITAL RESOURCES

  Working capital decreased to $57,847,000 at April 2, 1994 from $62,993,000 at April 3, 1993.

  Net cash provided by operating activities totaled $3,272,000 in the 1994 period compared to $2,484,000 in the 1993 period. Net income for the thirteen weeks ended April 2, 1994 amounted to $325,000 compared to $1,079,000 in the preceding period, a decrease of $754,000. The $11,140,000 increase in merchandise inventories and the $14,084,000 increase in accounts payable are primarily due to the addition of five new stores opened during 1993.

  Net cash used in investing activities was $3,599,000 in the 1994 period compared to $4,212,000 in the 1993 period.

  Net cash used in financing activities was $54,000 in the 1994 period and $46,000 in the 1993 period.

  The Company declared a cash dividend of five cents per share to shareholders of record on April 4, 1994 and payable on May 2, 1994.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

  The Company plans to open six stores during 1994. The capital expenditures historically required to open a Syms store vary based upon whether the Company leases or purchases the location. The average cost to open a leased location is approximately $1,100,000 and $4,700,000 for a purchased location. These costs can vary significantly based upon geographical location, amount of tenant required improvements and total store square footage. The company has planned capital expenditures of approximately $18,000,000 for the fiscal year ended December 31, 1994.

  Management believes that existing reserves, internally generated funds and funds available from the revolving credit agreement will be sufficient for future working capital and capital expenditure requirements, for new and existing stores.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


  Part II  -  Other Information
  ------------------------------------------------------------------------------

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            NONE

      (b)   REPORTS ON FORM 8-K

            On January 7, 1994, the company filed a report on Form 8-K, dated December 15, 1993, with respect to the purchase of approximately
            7.4 acres of property in Hurst, Texas.

            On February 8, 1994, the company filed a report on Form 8-K, dated December 27, 1993, with respect to a lease with Gateway Connecticut Properties, for approximately 38,000 square feet in Berlin, Connecticut.








                                    SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SYMS CORP
                                        ---------



                                        /s/ ARTHUR WEBER
                                        _____________________________________
                                        CHIEF FINANCIAL OFFICER


  May  12, 1994