Form 10-Q
period 1994-07-02
SYMS CORP
filed 1994-08-05
CIK 724742

- - -------------------------------
SYMS CORP AND SUBSIDIARIES

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION





                             Washington, D.C. 20549


                     -------------------------------------


                                   FORM 10-Q

                      ------------------------------------


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   FOR THE THIRTEEN WEEKS ENDED JULY 2, 1994    COMMISSION FILE NUMBER 1-8564



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

                                Yes _X_  No ___


The number of shares of the Registrant's Common Stock, par value $.05 outstanding at August 5, 1994: 17,694,015

================================================================================

                           --------------------------
                           SYMS CORP AND SUBSIDIARIES
                           --------------------------



                                     INDEX
                                     -----
                                                                      PAGE NO.
                                                                      --------
PART I.          Financial Information:

Item 1.          Financial Statements

                 Consolidated Condensed Balance Sheets -
                 July 3, 1993, July 2, 1994 and January 1, 1994.          1

                 Consolidated Condensed Statements of Income -
                 Thirteen and Twenty-six Weeks Ended July 3, 1993
                  and July 2, 1994.                                       2

                 Consolidated Condensed Statements of Cash Flows -
                 Thirteen and Twenty-six Weeks Ended July 3, 1993
                 and July 2, 1994.                                        3

                 Notes to Consolidated Condensed Financial Statements.    4


Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                      5-6


PART II.         Other Information

Item 4.          Submission of Matters to a Vote of Security Holders      7

Item 6.          Exhibits and Reports on Form 8-K                         7

                           --------------------------
                           SYMS CORP AND SUBSIDIARIES
                           --------------------------



Consolidated Condensed Balance Sheets
- - --------------------------------------------------------------------------------
(In Thousands Except Share Amounts)


                                                        JULY 3,           JULY 2,          JANUARY 1,
                                                         1993              1994              1994
                                                      (UNAUDITED)       (UNAUDITED)          ( * )
                                                      -----------       -----------        ----------
     ASSETS
     Current Assets
         Cash and Cash equivalents                    $  2,176           $  4,017           $  1,347
         Marketable securities                           6,850                ---                ---
         Merchandise inventories (note 2)               86,360             96,812             79,418
         Prepaid expenses and other current assets       2,174              4,332              4,857
         Deferred income taxes                           1,296              1,620              1,406
                                                      --------           --------           --------
              TOTAL  CURRENT ASSETS                     98,856            106,781             87,028

     Property and equipment,  net of accumulated
           depreciation and amortization               121,035            136,272            130,279
     Other assets                                        3,265              3,864              3,845
                                                      --------           --------           --------
              TOTAL  ASSETS                           $223,156           $246,917           $221,152
                                                      ========           ========           ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
          Short-Term Borrowings                       $    ---           $ 10,495           $    ---
          Current portion of obligations under
                capital lease                              215                188                234
          Accounts payable                              25,031             30,694             14,864
          Accrued expenses and taxes other  than
                income taxes                             4,635              4,912              4,418
          Dividend payable                                 ---                885                ---
          Obligations to customers                       3,057              3,113              3,500
          Income taxes                                   2,184              2,887              4,141
                                                       -------            -------           --------

               TOTAL CURRENT LIABILITIES                35,122             53,174             27,157
                                                       -------            -------           --------
     Obligations under capital lease                     2,097              1,909              1,974
                                                       -------            -------           --------
     Deferred income taxes                               1,485              1,006              1,416
                                                       -------            -------           --------

     Shareholders' equity
         Preferred stock - par value, $100 per share;
            authorized 1,000,000 shares;  none issued
         Common stock - par value, $.05 per share;
            authorized 30,000,000 shares; issued
            and outstanding 17,690,215 shares
            - July 3, 1993; 17,692,015 shares
            - January 1, 1994 and 17,694,015 shares
            - July 2, 1994                                 885                885                885
          Additional paid-in capital                    11,677             11,709             11,695
          Retained earnings                            171,890            178,234            178,025
                                                      --------           --------           --------
               TOTAL SHAREHOLDERS' EQUITY              184,452            190,828            190,605
                                                      --------           --------           --------
               TOTAL LIABILITIES AND
                     SHAREHOLDERS EQUITY              $223,156           $246,917           $221,152
                                                      ========           ========           ========

*   Condensed from Audited Consolidated Financial Statements.

See accompanying notes to Consolidated Condensed Financial Statements.

                           --------------------------
                           SYMS CORP AND SUBSIDIARIES
                           --------------------------



Consolidated Condensed Statements of Income
- - --------------------------------------------------------------------------------
(In Thousands , Except Per Share Amount)


                                                      THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                -------------------------------       -----------------------------
                                                JULY 3, 1993       JULY 2, 1994       JULY 3, 1993     JULY 2, 1994
                                                (UNAUDITED)         (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
                                                -----------         -----------        -----------     -----------
     Net Sales                                      $79,347             $80,015          $146,222          $148,657
                                                    -------             -------          --------          --------

     Costs and expenses:
       Cost of  Sales                                53,955              53,667            99,431           100,343

       Operating, general & administrative           16,969              18,477            32,293            35,349

       Occupancy                                      2,163               2,956             4,371             5,622

       Depreciation and amortization                  1,804               1,930             3,651             3,714

       Interest  -  net                                (173)                207              (152)              274
                                                    --------            -------          --------          --------
                                                     74,718              77,237           139,594           145,302
                                                    --------            -------          --------          --------
     Income before provision for income
     taxes                                            4,629               2,778             6,628             3,355

     Provision for income taxes                       1,881               1,124             2,801             1,376
                                                    -------             -------          --------          --------

     Net income                                     $ 2,748             $ 1,654          $  3,827          $  1,979
                                                    =======             =======          ========          ========

     Earnings per share                             $   .16             $   .09          $    .22          $    .11
                                                    =======             =======          ========          ========

     Weighted average shares outstanding             17,690              17,693            17,690            17,693
                                                    =======             =======          ========          ========

     Cash dividend per share                        $   ---             $   .10          $    ---          $    .10
                                                    =======             =======          ========          ========


See accompanying notes to Consolidated Condensed Financial Statements.

                           --------------------------
                           SYMS CORP AND SUBSIDIARIES
                           --------------------------


Consolidated Condensed Statements of Cash Flows
(In Thousands)
- - --------------------------------------------------------------------------------

                                                                             TWENTY-SIX WEEKS ENDED
                                                                        --------------------------------
                                                                        JULY 3, 1993        JULY 2, 1994
                                                                         (UNAUDITED)         (UNAUDITED)
                                                                         -----------         -----------


     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                        $ 3,827             $ 1,979
          Adjustments to reconcile net income to net cash
              provided by operating activities:
              Depreciation and amortization                                   3,651               3,714
              Deferred income taxes                                            (505)               (624)
              Changes in assets and liabilities:
                  Merchandise inventories                                   (18,628)            (17,394)
                  Prepaid expenses and other current assets                   2,002                 525
                  Other assets                                                 (102)                (19)
                  Accounts payable                                           19,426              15,830
                  Obligations to customers                                     (353)               (387)
                  Accrued expenses and taxes other than
                         income taxes                                           378                 494
                  Income tax payable                                         (3,700)             (1,254)
                                                                             ------              ------

                                   TOTAL ADJUSTMENTS                          2,169                 885
                                                                             ------               -----

           Net cash provided by operating activities                          5,996               2,864
                                                                              -----               -----

     CASH FLOWS USED IN INVESTING ACTIVITIES:
           Purchase of marketable securities                                 (1,550)                ---

           Expenditures for fixed assets                                     (4,469)             (9,707)
                                                                             ------              ------
            Net cash used in investing activities:                           (6,019)             (9,707)
                                                                             ------              ------


     CASH FLOWS USED IN FINANCING ACTIVITIES:
           Proceeds from short-term borrowings                                 ---               10,495
           Payment of dividend                                                 ---                 (885)
           Exercise stock options                                              ---                   14
           Repayments of obligations under capital lease                        (94)               (111)
                                                                             ------              ------
            Net cash (used) provided in financing activities:                   (94)              9,513
                                                                             ------              ------
      NET DECREASE IN CASH AND
           CASH EQUIVALENTS                                                    (117)              2,670

     CASH AND CASH EQUIVALENTS, beginning of period                           2,293               1,347
                                                                              -----               -----

     CASH AND CASH EQUIVALENTS, end of period                               $ 2,176             $ 4,017
                                                                             ======             =======
                                                                      2,176               4,017

See accompanying notes to Consolidated Condensed Financial Statements.

                           --------------------------
                           SYMS CORP AND SUBSIDIARIES
                           --------------------------


Notes to Consolidated Condensed Financial Statements
July 3, 1993 and July 2, 1994 (Unaudited)
- - --------------------------------------------------------------------------------

Note 1- In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 3, 1993 and July 2, 1994 and the results of operations and cash flows for the thirteen and twenty-six week periods ended July 3, 1993 and July 2, 1994.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

          Because of the seasonal nature of the Company's business, the results of the operations for the thirteen and twenty-six week periods ended July 2, 1994 is not necessarily indicative of the results for the full year.

Note 2- Inventories at July 3, 1993 and July 2, 1994 have been computed using a gross profit margin estimated by management.

Note 3- The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 3, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was not material.

                           --------------------------
                           SYMS CORP AND SUBSIDIARIES
                           --------------------------



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
- - --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended July 2, 1994 increased by $668,000 or .8% when compared with the thirteen weeks ended July 3, 1993. Comparable store net sales decreased by 13.2%; this was offset by an increase of 14.0% attributable to five new stores which opened in the fourth quarter of 1993 and four new stores in 1994. Net sales for the twenty-six weeks ended July 2, 1994 increased by $2,435,000 or 1.7% when compared with the twenty-six weeks ended July 3, 1993. This increase is attributable to a decrease in comparable store net sales of 9.6%, offset by an increase of 11.3% attributable to five new stores which opened in 1993 and four new stores which opened in 1994.

During the thirteen weeks ended July 2, 1994, the company increased its estimated gross margin for the twenty-six weeks then ended to 32.5% from 32.0%. In 1993, the estimated gross margin was 32.0%.

As a percentage of net sales, operating, general and administrative expenses (excluding occupancy, depreciation and amortization) were 23.1% for the thirteen weeks and 23.8% for the twenty-six weeks ended July 2, 1994 and 21.4% for the thirteen weeks and 22.1% for the twenty-six weeks ended July 3, 1993. The increase in operating, general and administrative expenses as a percentage of net sales is attributable to a decrease in comparable store net sales and additional operating costs associated with the five new stores opened in 1993 and four new stores in 1994.

Operating, general and administrative expenses for the thirteen weeks ended July 2, 1994 increased by $1,508,000 or 8.9% from the thirteen weeks ended July 3, 1993. Comparable store operating, general and administrative expenses decreased by $1,412,000 or 8.3%. This decrease was offset by $2,920,000 of expenses related to the five stores opened in 1993 and four stores in 1994. Operating, general and administrative expenses for the twenty-six weeks ended July 2, 1994 increased by $3,056,000 or 9.5% from the twenty-six weeks ended July 3, 1993. Comparable store operating, general and administrative expenses decreased by $1,487,000 or 4.6%. This decrease was offset by $4,543,000 of expenses related to the five stores opened in 1993 and four store in 1994.

As a percentage of net sales, occupancy expenses were 3.7% for the thirteen weeks and 3.8% for the twenty-six weeks ended July 2, 1994 and 2.7% for the thirteen weeks and 3.0% for the twenty-six weeks ended July 3, 1993. The increase in occupancy expenses as a percentage of net sales can be attributed to a decrease in comparable store net sales and the additional occupancy expenses associated with the five new stores opened in 1993 and four stores opened in 1994.

Interest - net for the twenty-six weeks ended July 2, 1994 resulted in interest expense of $274,000 as compared to interest income of $152,000 in the comparable prior period. The change was the result of additional borrowings and a decrease in capitalized interest.

Income before provision for income taxes was 3.5% for the thirteen weeks and 2.3% for the twenty-six weeks ended July 2, 1994 and 5.8% for the thirteen weeks and 4.5% for the twenty-six weeks ended July 2, 1993. The decrease in income before provision for income taxes as percentage of net sales from the preceding period resulted principally from a decrease in comparable store net sales.

Provision for income taxes, as a percent of income before provision for income taxes, decreased from 42.3% in 1993 to 41.0% in 1994 principally as a result of decreases in certain non-tax deductible expenses.

                           --------------------------
                           SYMS CORP AND SUBSIDIARIES
                           --------------------------


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $53,607,000 at July 2, 1994 from $63,734,000 at July 3, 1993.

Net cash provided by operating activities totaled $2,864,000 in the 1994 period compared to $5,996,000 in the 1993 period. Net income for the twenty-six weeks ended July 2, 1994 amounted to $1,979,000 compared to $3,827,000 in the preceding period, a decrease of $1,848,000. The $17,394,000 increase in merchandise inventories and the $15,830,000 increase in accounts payable are primarily due to the addition of five new stores opened during 1993 and four new stores opened in 1994.

Net cash used in investing activities was $9,707,000 in the 1994 period compared to $6,019,000 in the 1993 period. The increase is primarily due to capital expenditures for fixed assets related to the four stores opened in 1994.

Net cash provided by financing activities was $9,513,000 in the 1994 period and net cash used in financing activities was $94,000 in the 1993 period. The increase in financing activities was related to additional borrowings for capital expenditures and merchandise inventories.

The Company declared a cash dividend of five cents per share to shareholders of record on July 1, 1994 and payable on August 1, 1994.


During the twenty-six week period ended July 2, 1994 the Company opened four stores and plans to open two more stores in 1994. The capital expenditures historically required to open a Syms store vary based upon whether the Company leases or purchases the location. The average cost to open a leased location is approximately $1,100,000 and $4,700,000 for a purchased location. These costs can vary significantly based upon geographical location, amount of tenant required improvements and total store square footage. The company has planned capital expenditures of approximately $14,700,000 for the fiscal year ended December 31, 1994.

Management believes that existing reserves, internally generated funds and funds available from the revolving credit agreement will be sufficient for future working capital and capital expenditure requirements, for new and existing stores.

                           --------------------------
                           SYMS CORP AND SUBSIDIARIES
                           --------------------------


Part II  -  Other Information
- - --------------------------------------------------------------------------------

Item 4.          Submission of Matters to a Vote of Security Holders
                 (a) The 1994 Annual Meeting of Stockholders of the Company was held on May 13, 1994.

                 (b) The following five persons were elected as directors at the meeting pursuant to the following vote:


                                                    For                Withhold
                                            -------------------        --------
                 Sy Syms                        16,572,405              11,360
                 Marcy Syms                     16,572,405              11,360
                 Art Weber                      16,572,405              11,360
                 Wilbur Ross, Jr.               16,572,405              11,360
                 Harvey Weinberg                16,571,905              11,860

                 In the approval of the appointment of Deloitte & Touche as the independent auditors of the company, the vote was as follows:

                 For:               16,569,030
                 Against:               10,225
                 Abstain:                4,510

   Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)       EXHIBITS

                 NONE

       (b)       REPORTS ON FORM 8-K

                 NONE




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SYMS CORP
                                                    ---------



                                                    /s/ ARTHUR WEBER
                                                    -------------------------
                                                    CHIEF FINANCIAL OFFICER

August 5, 1994