Form 10-Q
period 1994-10-01
SYMS CORP
filed 1994-11-14
CIK 724742

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


FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1994    COMMISSION FILE NUMBER 1-8564



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

                                                           Yes _X_  No ___


     The number of shares of the Registrant's Common Stock, par value $.05 outstanding at October 1, 1994:
                                   17,694,015

================================================================================

                                                 ------------------------------
                                                 SYMS CORP AND SUBSIDIARIES
                                                 ------------------------------

                                     INDEX
                                     -----

                                                                      PAGE NO.
                                                                      --------

PART I.        Financial Information:

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets -
               October 2, 1993, October 1, 1994 and
               January 1, 1994.                                          1

               Consolidated Condensed Statements of Income -
               Thirteen and Thirty-nine Weeks Ended October 2, 1993
               and October 1, 1994.                                      2

               Consolidated Condensed Statements of Cash Flow -
               Thirty-nine Weeks Ended October 2, 1993
               and October 1, 1994.                                      3

               Notes to Consolidated Condensed Financial Statements.     4


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                     5-6


PART II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K                          7

                                                 ------------------------------
                                                 SYMS CORP AND SUBSIDIARIES
                                                 ------------------------------


Consolidated Condensed Balance Sheets
- - -------------------------------------
(In Thousands Except Share Amounts)


                                        OCTOBER 2,   OCTOBER 1,     JANUARY 1,
                                         1993          1994           1994
                                       (UNAUDITED)  (UNAUDITED)      ( * )
                                        ---------    ---------      ---------



                 .
ASSETS
Current Assets
 Cash and Cash equivalents ...........  $    558    $  1,876        $  1,347
 Marketable securities ...............         -           -               -
 Merchandise inventories (note 2) ....   102,351     111,802          79,418
 Prepaid expenses and other current
  assets .............................     3,188       5,023           4,857
 Deferred income taxes ...............     1,531       1,805           1,406
                                        --------    --------        --------
         TOTAL  CURRENT ASSETS .......   107,628     120,506          87,028


Property and equipment, net of
  accumulated depreciation and
  amortization .......................   125,638     136,964         130,279
Other assets..........................     3,582       3,865           3,845
                                        --------    --------        --------
         TOTAL ASSETS.................  $236,848    $261,335        $221,152
                                        ========    ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-Term borrowings ..............  $    750      $  7,000      $      -
  Current portion of obligations
    under capital lease ..............       225           129           234
  Accounts payable ...................    35,170        46,778        14,864
  Accrued expenses and taxes other
    than income taxes ................     4,756         4,931         4,418
  Obligations to customers ...........     2,710         3,435         3,500
  Income taxes........................     3,579         4,060         4,141
                                        --------      --------      --------


         TOTAL CURRENT LIABILITIES....    47,190        66,333        27,157
                                        --------      --------      --------
Obligations under capital lease.......     2,037         1,909         1,974
                                        --------      --------      --------
Deferred income taxes.................     1,306           801         1,416
                                        --------      --------      --------
Shareholders' equity
  Preferred stock - par value,
    $100 per share; authorized
    1,000,000 shares; none issued
  Common stock - par value, $.05
    per share; authorized 30,000,000
    shares; issued and outstanding
    17,690,215 shares - October 2, 1993;
    17,692,015 shares - January 1,
    1994 and 17,694,015 shares -
    October 1, 1994 ..................       885           885           885
  Additional paid-in capital .........    11,677        11,709        11,695
  Retained earnings ..................   173,753       179,698       178,025
                                        --------      --------      --------
     TOTAL SHAREHOLDERS' EQUITY.......   186,315       192,292       190,605
                                        --------      --------      --------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY...........  $236,848      $261,335      $221,152
                                        ========      ========      ========

*   Condensed from Audited Consolidated Financial Statements.

See accompanying notes to Consolidated Condensed Financial Statements.

                                                 ------------------------------
                                                 SYMS CORP AND SUBSIDIARIES
                                                 ------------------------------




Consolidated Condensed Statements of Income
- - -------------------------------------------
(In Thousands , Except Per Share Amount)





                                                      THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                OCT. 2, 1993       OCT. 1, 1994      OCT. 2, 1993      OCT. 1, 1994
                                               (UNAUDITED)         (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                ---------           ---------         -----------        ---------
Net Sales .................................  $      73,322      $      77,813        $   219,544     $     226,470
                                             -------------      -------------        -----------     -------------

Costs and expenses:
  Cost of  Sales ..........................         49,859             52,524            149,290           152,867

  Operating, general & administrative .....         15,862             17,225             48,155            52,574

  Occupancy ...............................          2,663              3,292              7,034             8,914

  Depreciation and amortization ...........          1,797              2,070              5,448             5,784

  Interest  -  net ........................           (81)                221               (233)              495
                                            ---------------     -------------       ------------     -------------
                                                     70,100            75,332            209,694           220,634
                                            ---------------     -------------       ------------     -------------

Income before provision for income
  taxes ...................................           3,222             2,481              9,850             5,836

Provision for income taxes ................           1,359             1,017              4,160             2,393
                                            ---------------      ------------       ------------     -------------


Net income ................................  $        1,863     $       1,464        $     5,690     $       3,443
                                             ==============     =============        ===========     =============

Earnings per share ........................  $          .11     $         .08        $       .32     $         .19
                                             ==============     =============        ===========     =============



Weighted average shares outstanding .......          17,690             17,694            17,690            17,693
                                             ===============    ===============      ============   ==============

Cash dividend per share ...................  $           --     $           --       $         --   $          .10
                                             ===============    ===============      ============   ==============


See accompanying notes to Consolidated Condensed Financial Statements.

                                                 ------------------------------
                                                 SYMS CORP AND SUBSIDIARIES
                                                 ------------------------------


Consolidated Condensed Statements of Cash Flow
- - ----------------------------------------------
(In Thousands)

                                                    THIRTY-NINE WEEKS ENDED
                                               OCT. 2, 1993        OCT. 1, 1994
                                               (UNAUDITED)         (UNAUDITED)
                                               -----------         -----------


CASH FLOW FROM OPERATING ACTIVITIES:
  Net income ..............................     $   5,690          $    3,443
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation and amortization .........         5,448               5,784
    Deferred income taxes .................          (919)             (1,014)
      Changes in assets and liabilities:
        Merchandise inventories ...........       (34,619)            (32,384)
        Prepaid expenses and other current
          assets ..........................           988                (166)
        Other assets ......................          (435)                (20)
        Accounts payable ..................        29,565              31,914
        Obligations to customers ..........          (700)                (65)
        Accrued expenses and taxes other
           than income taxes...............           499                 513
        Income tax payable ................        (2,305)                (81)
                                                ---------          ----------
          TOTAL ADJUSTMENTS ...............        (2,478)              4,481
                                                ---------          ----------

  Net cash provided by operating
    activities ............................         3,212               7,924
                                                ---------          ----------

CASH FLOW USED IN INVESTING ACTIVITIES:
  Sale of marketable securities ...........         5,300                --
  Purchase of marketable securities .......            --                --
  Expenditures for fixed assets ...........       (10,853)            (12,470)
                                                ---------          ----------

  Net cash used in investing activities:...        (5,553)            (12,470)
                                                ---------          ----------

CASH FLOW USED IN FINANCING ACTIVITIES:
  Payment of dividends ...................             --              (1,769)
  Exercise of Stock Options...............             --                  14
  Net borrowings under
    short-term debt arrangements..........            750               7,000
  Repayments of long term debt and
    obligations under capital lease ......           (144)               (170)
                                               ----------          ----------
  Net cash provided in
    financing activities: ................            606               5,075
                                               ----------          ----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS....................         (1,735)                529
CASH AND CASH EQUIVALENTS,
  beginning of period ....................          2,293               1,347
                                               ----------          ----------

CASH AND CASH EQUIVALENTS,
  end of period ..........................       $    558          $    1,876
                                                ==========         ==========


See accompanying notes to Consolidated Condensed Financial Statements.

                                                 ------------------------------
                                                 SYMS CORP AND SUBSIDIARIES
                                                 ------------------------------




Notes to Consolidated Condensed Financial Statements
October 2, 1993 and October 1, 1994 (Unaudited)
- - ----------------------------------------------------


Note 1 - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 2, 1993 and October 1, 1994, the results of operations for the thirteen and thirty-nine week periods ended October 2, 1993 and October 1, 1994 and cash flow for the thirty-nine week period ended October 2, 1993 and October 1, 1994.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         Because of the seasonal nature of the Company's business, the results of the operations for the thirteen and thirty-nine week periods ended October 1, 1994 are not necessarily indicative of the results for the full year.

Note 2 - Inventories at October 2, 1993 and October 1, 1994 have been computed using a gross profit margin estimated by management.

                                                 ------------------------------
                                                 SYMS CORP AND SUBSIDIARIES
                                                 ------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended October 1, 1994 increased by $4,491,000 or 6.1% when compared with the thirteen weeks ended October 2, 1993. This increase in sales was attributable to five stores which opened in the fourth quarter of 1993 and four new stores in 1994. However, comparable store net sales decreased by $5,205,133 or 7.2%. Net sales for the thirty-nine weeks ended October 1, 1994 increased by $6,926,000 or 3.2% when compared with the thirty-nine weeks ended October 2, 1993. This increase is attributable to five stores which opened in 1993 and four new stores which opened in 1994. However, comparable store net sales decreased by $19,256,751 or 8.8%.

In 1994, the Company increased its estimated gross margin to 32.5% from 32.0% in 1993.

As a percentage of net sales, operating, general and administrative expenses (excluding occupancy, depreciation and amortization) were 22.1% for the thirteen weeks and 23.2% for the thirty-nine weeks ended October 1, 1994 and 21.6% for the thirteen weeks and 21.9% for the thirty-nine weeks ended October 2, 1993. This increase in operating, general and administrative expenses as a percentage of net sales is attributable to a decrease in comparable store net sales and additional operating costs associated with the five stores opened in 1993 and four new stores in 1994.

Operating, general and administrative expenses for the thirteen weeks ended October 1, 1994 increased by $1,363,000 or 8.6% from the thirteen weeks ended October 2, 1993. This increase in operating, general and administrative expenses was related to the five stores opened in 1993 and the four new stores opened in 1994. However, comparable store operating, general and administrative expenses decreased by $1,143,000 or 7.5%. Operating, general and administrative expenses for the thirty-nine weeks ended October 1, 1994 increased by $4,419,0000 or 9.2% from the thirty-nine weeks ended October 2, 1993. This increase was related to the five stores opened in 1993 and the four new stores which opened in 1994. However, comparable store operating, general and administrative expenses decreased by $2,630,000 or 5.5%.

As a percentage of net sales, occupancy expenses were 4.2% for the thirteen weeks and 3.9% for the thirty-nine weeks ended October 1, 1994 and 3.6% for the thirteen weeks and 3.2% for the thirty-nine weeks ended October 2, 1993. The increase in occupancy expenses as a percentage of net sales can be attributed to a decrease in comparable store net sales and the additional occupancy expenses associated with the five stores opened in 1993 and the four new stores which opened in 1994.

Interest - net for the thirty-nine weeks ended October 1, 1994 resulted in interest expense of $495,000 as compared to interest income of $233,000 in the comparable prior period. The change was the result of additional borrowings and a decrease in capitalized interest.

Income before provision for income taxes was 3.2% for the thirteen weeks and 2.6% for the thirty-nine weeks ended October 1, 1994 and 4.4% for the thirteen weeks and 4.5% for the thirty-nine weeks ended October 1, 1993. The decrease in income before provision for income taxes as percentage of net sales from the preceding period resulted principally from a decrease in comparable store net sales.

Provision for income taxes, as a percent of pre-tax income, decreased from 42.2% in 1993 to 41.0% in 1994 principally as a result of decreases in certain non-tax deductible expenses.

                                                 ------------------------------
                                                 SYMS CORP AND SUBSIDIARIES
                                                 ------------------------------



LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $54,173,000 at October 1, 1994 from $60,438,000 at October 2, 1993.

Net cash provided by operating activities totaled $7,924,000 in the 1994 period compared to $3,212,000 in the 1993 period. Net income for the thirty-nine weeks ended October 1, 1994 amounted to $3,443,000 compared to $5,690,000 in the preceding period, a decrease of $2,247,000. The $32,384,000 increase in merchandise inventories and the $31,914,000 increase in accounts payable are primarily due to the addition of five stores which opened during 1993 and four new stores which opened in 1994.

Net cash used in investing activities was $12,470,000 in the 1994 period compared to $5,553,000 in the 1993 period. The increase is primarily due to capital expenditures for fixed assets related to the four stores opened in 1994.

Net cash provided by financing activities was $5,075,000 in the 1994 period compared to $606,000 in the 1993 period. The increase in financing activities was related to additional borrowings for capital expenditures and merchandise inventories.


During the thirty-nine week period ended October 1, 1994 the Company opened four stores and plans to open one more store in 1994. The capital expenditures historically required to open a Syms store vary based upon whether the Company leases or purchases the location. The average cost to open a leased location is approximately $1,100,000 and $4,700,000 for an owned location. These costs can vary significantly based upon geographical location, amount of tenant required improvements and total store square footage. The Company has projected capital expenditures of $14,700,000 for the fiscal year ended December 31, 1994.

Management believes that existing reserves, internally generated funds and funds available from the revolving credit agreement will be sufficient for future working capital and capital expenditure requirements, for new and existing stores.

                                                 ------------------------------
                                                 SYMS CORP AND SUBSIDIARIES
                                                 ------------------------------


Part II  -  Other Information
- - -----------------------------

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

       (a)       EXHIBITS

                 NONE

       (b)       REPORTS ON FORM 8-K

                 NONE




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.


                                                    SYMS CORP
                                                    ---------




                                                    /s/  ARTHUR WEBER
                                                    ---------------------------
                                                    CHIEF FINANCIAL OFFICER

November 14, 1994