Form 10-K
period 1994-12-31
SYMS CORP
filed 1995-03-17
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     -------------------------------------

                                   FORM 10-K

                     -------------------------------------
(Mark one)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1994
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission file number 1-8564

                                   SYMS CORP

             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                    No.22-2465228
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

     Syms Way, Secaucus, New Jersey                          07094
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (201) 902-9600

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
       Title of each class                               which registered
       -------------------                           ------------------------
   Common Stock, $.05 Par Value                       New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates on March 2, 1995 was $34,948,774 based upon the closing price of such stock on that date.

     As of March 2, 1995 17,694,015 shares of Common Stock were outstanding.

     Portions of the registrant's Proxy Statement for the annual meeting to be held on May 12, 1995 to be filed pursuant to Regulation 14A, are incorporated in
Part III hereof by reference.

================================================================================

                                     PART I

Item 1. BUSINESS

General

     Syms Corp operates a chain of 39 "off-price" apparel stores located throughout the Northeastern and middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to 39 stores and the aggregate amount of selling space in the Syms stores increased from approximately 2,000 square feet to approximately 1,486,000 square feet. In March 1987, the Company relocated to an approximately 275,000 square foot distribution center and executive headquarters. Syms Corp was incorporated in New Jersey on July 11, 1983. On July 25, 1983, a reorganization was effected pursuant to which Syms Inc. and a newly formed corporation, Syms Advertising, Inc., became wholly owned subsidiaries of Syms Corp Syms Advertising Agency, a sole proprietorship owned by Sy Syms, was transferred to Syms Advertising Inc. On December 31, 1985, Syms Inc. was merged into Syms Corp Syms Inc. was the principal retailing subsidiary of Syms Corp and the operations previously conducted by Syms Inc. are now being conducted by Syms Corp.

     The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.

Description of Business

     The Syms chain of 39 apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates and children's apparel. Syms stores emphasize better quality, nationally recognized designer and brand-name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

Merchandise

     For the year ended December 31, 1994 net sales were generated by the following categories:

Men's tailored clothes and haberdashery ............    54%
Women's dresses, suits, separates and accessories...    29%
Shoes ..............................................     8%
Children's wear ....................................     6%
Luggage, domestics and fragrances ..................     3%
                                                       ---
                                                       100%
                                                       ===

     Most of the items sold by the Company consist of nationally recognized fashion name merchandise. Merchandise is displayed by type and size on conveniently arranged racks or counters. No emphasis is placed on any particular "label". The stores generally offer minor alterations for an additional charge.

Purchasing

     The Company purchases first-quality, in-season, brand-name merchandise directly from manufacturers on terms more favorable than those generally obtained by department and specialty stores. Syms estimates that approximately 500 brand-name manufacturers of apparel are represented in its stores. The Company does not maintain large out-of-season inventories. However, Syms occasionally buys certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season. Purchasing is performed by a buying staff in conjunction with the Vice President-General Merchandise Manager and after consultation with store managers.

Distribution

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey, which facility contains approximately 237,000 square feet of warehouse and distribution space, 38,000 square feet of office space and 25,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 283 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

Marketing

     The Company's pricing policy is to affix a ticket to each item displaying Syms' selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price sales ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. The Company also offers "dividend" prices consisting of additional price reductions on various types of merchandise.

     The Company historically has advertised principally on television and radio. In the Fall of 1994, the Company revised its strategy and began to enhance its advertising by including print media in all of its markets as well as direct mail to its Syms credit card customer base. The Company has realized a positive impact in the fourth quarter, and will continue the strategy in 1995. Syms advertising has as its theme "At Syms, An Educated Consumer is Our Best Customer." The Company sells its merchandise for cash, checks, national credit cards, and its own Syms credit card. Syms sells its own credit card receivables on a non-recourse basis to a third party for a fee.

     Merchandise purchased from the Company may be returned within a reasonable amount of time, within season. The Company does not offer cash refunds for purchases, but issues credits toward the Syms charge card or store merchandise credits which may be used toward the purchase of other merchandise.

Trademarks

     "Syms", "An Educated Consumer is Our Best Customer" and "The More You Know About Clothing the Better it is for Syms" have been registered with the United States Patent and Trademark Office.

Competition

     The retail apparel business is highly competitive, and the Company accounts for only a small fraction of the total market for men's, women's and children's apparel. The Company's stores compete with discount stores, apparel specialty stores, department stores, manufacturer-owned factory outlet stores and others. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater resources than the Company. Retailers having substantially greater resources than the Company have indicated their intention to enter the "off-price" apparel business, and the "off-price" apparel business itself has become increasingly competitive especially with respect to the increased use by manufacturers of their own factory outlets. At various times of the year, department store chains and specialty shops offer brand-name merchandise at substantial markdowns.

Operations and Control Systems

     The Company has implemented a merchandise control system which tracks product from its purchase to its ultimate sale in the Company's stores. The system tracks the product by store in approximately 435 categories. All the information regarding the product is transmitted daily through telephone lines to the Company's database at its executive headquarters. Each week the Company's executives receive detail reports regarding sales and inventory levels in units and retail dollars on a store by store basis.

     Management of the Company visit stores on a regular basis to coordinate with the store managers, among other things, in the training of employees in loss prevention methods. Each store has on premises security personnel during normal hours and a security system after hours.

Employees

     At December 31, 1994, the Company had 2,364 employees of whom approximately 753 work part time. Collective bargaining agreements cover 1,362 sales and tailor employees. Approximately 40 to 120 persons, consisting mostly of sales personnel, are employed at each Syms store.

Item 2. PROPERTIES

The Stores

  Location

     The Company has 39 stores, eighteen of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

                                 Approximate                                                 Approximate
                                 Selling                                                     Selling
                                 Space at                                                    Space at
Owned Stores                     December 31,                 Leased Stores                  December 31,
Location                         1994 (sq. ft.)               Location                       1994 (sq. ft.)
- - --------                         -------------                --------                       -------------
New York City, New York          40,000                       Elmsford, New York             50,000
Westbury, Long Island            72,000                       Woodbridge, New Jersey         32,000
Commack, Long Island             36,000                       Hartford, Connecticut          31,000
Buffalo, New York                39,000                       Providence, Rhode Island       27,000
Rochester, New York              32,000                       Norwood, Massachusetts         36,000
Paramus, New Jersey              56,000                       Peabody, Massachusetts         39,000
Secaucus, New Jersey             25,000                       Franklin Mills, Pennsylvania   22,000
Cherry Hill, New Jersey          40,000                       Falls Church, Virginia         28,000
Fairfield, Connecticut           22,000                       Potomac Mills, Virginia        33,000
King of Prussia, Pennsylvania    41,000                       Rockville, Maryland            56,000
Pittsburgh, Pennsylvania         31,000                       Baltimore, Maryland            43,000
Fort Lauderdale, Florida         44,000                       West Palm Beach, Florida       36,000
Miami, Florida                   45,000                       Hoffman Estates, Illinois      31,000
Tampa, Florida                   38,000                       Gurnee Mills, Illinois         33,000
Addison, Illinois                47,000                       Niles, Illinois                32,000
Atlanta, Georgia                 51,000                       Sterling Heights, Michigan     35,000
Southfield, Michigan             46,000                       St. Louis, Missouri            33,000
Dallas, Texas                    42,000                       Charlotte, North Carolina      30,000
Hurst, Texas                     38,000                                                     -------
Houston, Texas                   34,000
Cleveland, Ohio                  40,000
                                 ------
Total Owned Space                859,000                      Total Leased Space            627,000
                                 =======                                                    =======

     Syms stores are either "free standing", or located in shopping centers or indoor malls and all are surrounded by adequate parking areas, except for the New York City store. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least one million people and are readily accessible to customers by automobile. In certain areas where there is a population in excess of two million people, Syms has opened more than one store in the same general vicinity.

  Lease Terms

     Seventeen of the Company's thirty-nine stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms. The following table summarizes lease expirations and any renewal options:

                                                           Range
                        Number of       Number of        in Years
Calendar                 Leases    Leases with Renewal   of Option
Periods                 Expiring         Options        Periods (1)
- - --------                --------   -------------------  ----------
1995                        -               -               -
1996                        1               1               5
1997                        2               1               5
1998                        4               4              4-5
1999                        3               1               5
2000 and thereafter         8               5               5
                           --              --
                           18              12
                           ==              ==

(1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

     Store leases provide for a base rental of between approximately $2.50 and $10.75 per square foot. In addition, under the "net, net, net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Five of the Company's stores have a percentage of sales rental as well as a fixed minimum rent. Rental payments for Syms' leased stores aggregated $4,030,000 for the year ended December 31, 1994, of which $600,000 was paid to Sy Syms as fixed rental.

  New Store Sites

     During 1994, the Company opened new stores in Commack, Long Island; Hartford, Connecticut; Fairfield, Connecticut; Providence, Rhode Island and Hurst, Texas.

Item 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

Market Information

     On September 23, 1983, the Company's Common Stock commenced trading on the New York Stock Exchange under the symbol SYM. Prior to that time, there was no public market for the Company's Common Stock. The high and low quarterly sales prices for the Common Stock during each quarter of the last two years and for the first quarter of 1995 are as follows:

 1993   First Quarter.........................       11 1/2      9 1/8
        Second Quarter........................       10 5/8      9
        Third Quarter.........................       10          9 1/4
        Fourth Quarter........................       11 1/2      9 3/8
 1994   First Quarter.........................       10 1/4      8 1/4
        Second Quarter........................        8 3/4      7 1/2
        Third Quarter.........................        8 3/8      7 1/2
        Fourth Quarter........................        8 7/8      6 3/8
 1995   First Quarter (through 3/2/95) .......        7          6 1/2

Holders

     As of March 2, 1995 there were 277 record holders of the Company's
Common Stock. The Company believes that there are in excess of 1,650 beneficial owners of the Company's Common Stock as of that date.

Dividends

     The Company paid dividends of five cents per share on January 3, 1994, May 2, 1994 and August 1, 1994 to shareholders of record on December 3, 1994, April 4, 1994 and July 1, 1994, respectively. The Board elected not to declare dividends in the third and fourth quarters of 1994. Prior to the above mentioned dividends, the Company had not paid cash dividends on its Common Stock since its 1983 initial public offering. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon various factors including the earnings, capital requirements and financial condition of the Company (see
Note 5 to the consolidated financial statements regarding covenants in the Company's revolving credit agreement).

Item 6. SELECTED FINANCIAL DATA


                                                 Fiscal Year Ended (A)
                            ---------------------------------------------------------------
                            December 29, December 28,  January 2,  January 1,  December 31,
                                1990        1991          1993        1994        1994
                            -----------  ------------  ----------  ----------  ------------
Income statement data
Net Sales .................   $314,430    $317,500     $319,623    $318,939     $326,651
                              ========    ========     ========    ========     ========
Net Income ................   $ 14,111    $ 14,261     $ 15,148    $ 10,847     $  8,491
                              ========    ========     ========    ========     ========
Earnings per share ........   $    .80         .81          .86         .61          .48
                              ========    ========     ========    ========     ========
Weighted Average
Shares Outstanding ........     17,677      17,682       17,690      17,690       17,693
                              ========    ========     ========    ========     ========
Cash Dividend Per Share ...   $    --     $    --      $    --     $    .05     $    .10
                              ========    ========     ========    ========     ========
Balance sheet data:
Working Capital ...........   $ 44,392    $ 51,972     $ 61,338    $ 59,871     $ 59,918
Total Assets ..............    198,343     199,211      204,071     221,152      245,385
Long Term debt and
  capitalized leases (B) ..     12,594       7,010        2,209       1,974        1,696
Shareholders' equity ......    151,109     165,477      180,625     190,605      197,341

- - -----------------------------------
(A) The following are the closing dates for all years presented: December 29, 1990, December 28, 1991, January 2, 1993, January 1, 1994 and December 31, 1994.
(B) Excludes current maturities.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company maintains its records on the basis of a 52-53 week fiscal year ending the Saturday closest to December 31. The following discussion compares the fiscal year ended December 31, 1994 with the fiscal years ended January 1, 1994 and January 2, 1993. Fiscal years 1994 and 1993 were comprised of 52 weeks. The fiscal year ended January 2, 1993 was comprised of 53 weeks.

Results of Operations

  Fiscal Years Ended January 2, 1993, January 1, 1994 and December 31, 1994

     In 1994, net sales were $326,651,000, an increase of $7,712,000 or 2.4%
from 1993. The increase was a result of an increase in net sales in the amount of $31,803,000 for stores opened in 1993 and 1994, offset by a decrease of $24,091,000 or 7.8% for comparable store net sales.

     In 1993, net sales decreased to $318,939,000 from $319,623,000 in 1992, a decrease of $684,000 or .2%. The decrease was attributable to a decrease in comparable store net sales of $15,598,000 or 4.9%, which was offset by a full year of operations for one store which opened in 1992 and the addition of five new stores in 1993. Net sales attributable to non-comparable stores totaled $14,914,000 or 4.7%. The total sales change on an equivalent fifty-two week basis would result in a decrease in comparable store net sales of $10,086,000 or 3.3%.

     In 1994, the Company's gross margin increased to 33.3% from 32.4% in 1993. The increase was the result of a higher initial markup partially offset by additional markdowns. As discussed in Note 1D to the financial statements, the Company changed its method of valuing the inventory at December 31, 1994. The change in valuation resulted in a $780,000 increase to the gross margin. In 1993, the Company's gross margin decreased to 32.4% from 32.9%. This decrease was the result of a lower initial markup and a decrease in vendor anticipation.

     The Company estimates interim gross margin based principally upon historical experience. The determination of cost of sales for the fiscal year is based on a physical inventory at the end of such year. Using estimated gross margins for the first three quarters has resulted in upward adjustments to gross margin in the fourth quarter for the last several years. In 1994 the adjustment was due primarily to a higher initial markup. In 1993 the adjustment was less significant than in prior years, but still resulted in an upward adjustment in gross margin for the fourth quarter. The 1993 adjustment was primarily the result of lower markdowns than planned. These adjustments resulted in an increase to gross profit of approximately $1,787,000 and $938,000 for the fourth quarters ended December 31, 1994 and January 1, 1994, respectively. Beginning in fiscal 1995, Syms is utilizing the retail inventory method for quarterly inventory valuation.

     As a percentage of net sales, operating, general and administrative expenses (excluding occupancy, depreciation and amortization) were 22.5% in 1994, 21.2% in 1993 and 19.7% in 1992. The increase in the 1994 fiscal year operating, general and administrative expenses (excluding occupancy, depreciation and amortization) was principally due to a full year of expenses related to the opening of five new stores in 1993, five new stores in 1994 and the decrease in comparable store sales. Generally, the percent to sales of operating, general and administrative expenses are higher for recently opened stores. The increase in the 1993 fiscal period operating, general and administrative expenses as a percentage of net sales was principally due to a full year of expenses related to the opening of one new store in 1992, five new stores in 1993 and a decrease in comparable store net sales.

     Comparable store operating, general and administrative expenses decreased by $2,720,000 or 4.2% primarily due to a reduction in payroll and advertising costs. Overall operating, general and administrative expenses increased by $5,927,000 or 8.8% from the 1993 fiscal period to the 1994 fiscal period due to the opening of new stores, and by $4,551,000 or 7.2% from the 1992 to 1993 fiscal periods.

     As a percentage of net sales, occupancy expenses were 3.7% in 1994, 3.0% in 1993 and 2.8% in 1992. In the 1994 fiscal period, occupancy expense increased as a percentage to net sales principally due to a full year of expenses attributable to the opening of five new stores in 1993, five new stores in 1994 and a decrease in comparable store net sales. The new stores primarily have been under leasing arrangements. In the 1993 fiscal period, occupancy expenses increased as a percentage of net sales principally due to a full year of expenses attributable to the opening of one new store in 1992, five new stores in 1993 and a decrease in comparable store net sales.

     Income before the provision for income taxes was 4.4% in 1994, 6.0% in 1993 and 7.9% in 1992. The decrease in income before the provision for income taxes in 1994 was due to a decrease in comparable store net sales and an overall increase in operating, general and administrative expenses as well as occupancy expenses and depreciation and amortization. These increases are primarily due to the costs associated with opening five new stores in 1993 and five new stores in 1994. The decrease in income before provision for income taxes as a percentage of net sales in 1993 from the preceding fiscal period was due to a decrease in the gross margin and in comparable store net sales.

     In 1994 the effective income tax rate decreased to 40.9% from 43.2% in 1993. The decrease in the effective rate was attributable to a decrease in certain nondeductible expenses as well as state income taxes. In 1993, the effective income tax rate increased to 43.2% from 39.8% in 1992. This increase in the effective income tax rate was attributable to an increase in the Statutory Federal income tax rate, an increase in certain non-tax deductible expenses and the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     One new store is planned for 1995. The Company continues to evaluate its markets and will consider opening new stores where it will be profitable by taking advantage of existing advertising and other fixed expenses as well as market conditions.

     In February of 1995 the Company decided to close the store located in Hoffman Estates, Illinois. The store had been opened in September of 1993 and had not reached the Company's expected goals. The store accounted for less than 1% of sales in 1994.

Liquidity and Capital Resources

     Working capital at December 31, 1994 was $59,918,000, an increase of $47,000 from January 1, 1994. The ratio of current assets to current liabilities was 2.3 at December 31, 1994, 3.2 at January 1, 1994 and 4.2 at January 2, 1993.

     Net cash provided by operating activities totaled $12,936,000 in 1994 compared to $12,297,000 in 1993. Net income for 1994 amounted to $8,491,000 compared to $10,847,000 in 1993, a decrease of $2,356,000. In 1994 merchandise inventories increased by $17,389,000 and accounts payable increased $8,535,000 primarily due to the addition of five new stores opened during 1994.

     Net cash provided by operating activities was $12,297,000 in 1993 compared to $17,979,000 in 1992. This decrease in cash provided by operating activities was the result of a decrease in net income and a decrease in merchandise inventories, partially offset by an increase in accounts payable.

     Net cash used in investing activities was $14,488,000 in 1994 compared to $12,178,000 in 1993. Expenditures for property and equipment totaled $14,591,000 and $17,508,000 for the years ended 1994 and 1993, respectively. In addition the Company redeemed marketable securities during 1993 totaling $5,300,000.

     Net cash used in investing activities was $12,178,000 in 1993 compared to $11,945,000 in 1992. Expenditures for property and equipment totaled $17,508,000 and $6,713,000 for the years ended 1993 and 1992, respectively. In addition, the Company purchased marketable securities during 1992 totaling $5,400,000.

     Net cash provided by financing activities was $911,000 in 1994. Net cash used in financing activities was $1,065,000 and $4,882,000 in 1993 and 1992 respectively. The Company paid cash dividends of $.10 per share in 1994, which totaled $1,769,000. The Company had net borrowings of $2,900,000 in 1994. In 1993, the Company paid cash dividends of $.05 per share, which totaled $885,000.

     During 1993 the Company renegotiated its revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Except for this financing the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the fiscal year ended December 31, 1994, the maximum amount of borrowings allowed under the revolving credit agreement was $40,000,000, and the average amount of such borrowings was $6,800,000 with the weighted average interest rate of 5.2%. For the fiscal year ended January 1, 1994, the maximum amount of borrowings allowed under the revolving credit agreement was $40,000,000, and the average amount of such borrowings was $7,300,000 with the weighted average interest rate of 4.0%.

     The Company has planned capital expenditures of approximately $10,000,000 for fiscal year 1995 which includes plans to open one store.

     Management believes that existing resources, internally generated funds and funds available from the revolving credit agreement will be sufficient for future working capital and capital expenditure requirements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are filed together with this report. See index to Consolidated Financial Statements in Item 14.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                         PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows (5):

      Name                                          Age          Title
      ----                                          ---          -----
     Sy Syms(1)(2) ................................  68     Chairman of the Board, Chief
                                                            Executive Officer and
                                                            Director of the Company

      Marcy Syms(1)................................  44     President, Chief Operating
                                                            Officer and Director of the
                                                            Company

      Arthur Weber(5)..............................  48     Vice President - Finance,
                                                            Chief Financial Officer,
                                                            Treasurer and Director of the Company

      Wilbur L. Ross, Jr.(2)(3)(4) ................  57     Director of the Company

      Harvey Weinberg(2)(3)(4) ....................  57     Director of the Company

- - ---------------------------
(1) Member of the Executive Committee of the Company.
(2) Member of the Compensation Committee of the Company.
(3) Member of the Audit Committee of the Company.
(4) Member of the Stock Option Committee of the Company.
(5) William E. Pattberg resigned as Vice President - Information Systems effective January 20, 1995.
    Arthur Weber has resigned as an Officer and Director effective
    March 24, 1995.

     The following officers are significant employees of the Company:

      Name                                          Age          Title
      ----                                          ---          -----
     Stephen A. Merns..............................  42     Vice President,
                                                            Secretary and Merchandise
                                                            Manager Mens Tailored Clothing

     Ronald Zindman................................  45     Vice President -
                                                            General Merchandise
                                                            Manager Ladies, Mens and Haberdashery

     The officers and directors of Syms Advertising Inc. are: Sy Syms - Chairman of the Board, Chief Executive Officer and Director; Marcy Syms - President, Chief Operating Officer and Director and Stephen A. Merns - Secretary.

     The members of the Company's Board of Directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Executive officers are elected annually by the Board of Directors of the Company and serve at the pleasure of the Board. Marcy Syms and Stephen A. Merns are the children of Sy Syms. There are no other family relationships between any directors or executive officers of the Company. None of the organizations with which these persons were previously associated is a parent, subsidiary or other affiliate of the Company except as otherwise set forth:

     SY SYMS has been Chairman of the Board, Chief Executive Officer and a director of the Company and/or its predecessors since 1959 and of Syms Inc. from 1959 through 1985. Mr. Sy Syms was Chief Operating Officer of the Company from 1983 to 1984.

     MARCY SYMS has been President and a director of the Company since 1983 and Chief Operating Officer of the Company since 1984. Ms. Marcy Syms was President and a director of Syms Inc. from 1983 through 1985 and an officer and director of Syms Inc. from 1978 through 1985. She is a Director of Midlantic Bank.

     ARTHUR WEBER has been a Vice President, Chief Financial Officer, and Treasurer of the Company since March 7, 1994 and a director of the Company since March 18, 1994. Mr. Weber was Vice President of Finance and

Administration of Kids R Us from 1983 to 1992 and a consultant during 1993. Mr. Weber has resigned as an Officer and Director of the Company effective March 24, 1995.

     WILBUR L. ROSS, JR. has been a Managing Director of Rothschild Inc. since 1976. From 1971 to 1976, Mr. Ross was President of Faulkner Dawkins & Sullivan Securities Corp. He is a member of the Board of Directors of Mego Corp. and GEO International Corp. He has been a director of the Company since 1983.

     HARVEY WEINBERG has been a consultant since April 1994. From April 1992 to April 1994 he was President and Chief Executive Officer of HSSI, Inc., a retailer of men's and women's apparel. From 1987 to September, 1990 he was Chief Executive Officer and Vice Chairman of the Board of Directors of Hartmarx Corporation and from 1990 to September 1992 served as Chairman of the Board of Hartmarx Corporation. He has been a Director of the Company since December 1992.

     STEPHEN A. MERNS has been Vice President, Secretary and Merchandise Manager Mens Tailored Clothing of the Company since January 1, 1986. Mr. Stephen A. Merns was Vice President and a buyer of men's haberdashery of Syms Inc. from 1980 through 1985 and Secretary of Syms Inc. from 1983 through 1985.

     RONALD ZINDMAN has been Vice President - General Merchandise Manager Ladies, Men's and Haberdashery since July 10, 1994. Previously, Mr. Zindman was Vice President - General Merchandise Manager Ladies from March 1993 to July 1994.

     Mr. Weber was late in the filing of a Form 3 Report required under the Securities Exchange Act of 1934. No transactions were reportable in the late report.

Item 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G (3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after December 31 1994, the end of the fiscal year covered by this Report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G (3) of the General Instructions to Form 10-K, the information called for by Item 12 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after December 31, 1994, the end of the fiscal year covered by this Report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G (3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after December 31, 1994, the end of the fiscal year covered by this Report.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     PAGE NUMBER
(a)(1) Financial Statements:
       Independent Auditors' Report...............................       F-1
       Consolidated Balance Sheets................................       F-2
       Consolidated Statements of Income..........................       F-3
       Consolidated Statements of Shareholders' Equity............       F-4
       Consolidated Statements of Cash Flow.......................       F-5
       Notes to Consolidated Financial Statements.................       F6-F13
       Supplementary Financial Information: Unaudited Selected
        Quarterly Financial Data..................................       F-14

     All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) List of Exhibits:

     The following exhibits which are marked with an asterisk are filed as part of this Report and the other exhibits set forth below are incorporated by reference (utilizing the same exhibit numbers, except as stated otherwise below) from (i) the Company's Registration Statement on Form S-I under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 or (ii) where indicated, the Company's reports on Form 8-K or Form-10K or the Company's Proxy Statement (Commission File No. 1-8564). Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by a (+).

3.1   Certificate of Incorporation of Syms Corp, as amended

3.2   By-laws of Syms Corp

4.1   Specimen Certificate of Common stock

4.3 $5,600,000 New Jersey Economic Development Authority Revenue Bond Agreement dated December 1, 1981

4.4 Amendments to the New Jersey Economic Development Authority Revenue Bond Agreement
          4.4a First Amendment dated April 14, 1982
          4.4b Second Amendment dated May 17, 1982
          4.4c Third Amendment dated June 27, 1983
          4.4d Fourth Amendment dated July 14, 1983

4.5 Mortgage & Note dated December 11, 1981 between Syms Inc. and New Jersey Economic Development Authority

9.1   Voting Trust Agreement, dated July 25, 1983

9.2 Supplemental Agreement and Amendment to Voting Trust Agreement, dated as of December 15, 1994 (Exhibit 9.1 to Form 8-K dated December 15, 1994)

10.3  Leased Premises: Elmsford (White Plains), New York
          10.3a Lease, June 21, 1977
          10.3b Lease Modification, December 28, 1978
          10.3c Lease Modification, July 26, 1983
          10.3d Consent, July 29, 1983
          10.3e Parking Area Lease No. 1, July 29, 1969
          10.3f Parking Area Sublease No.1, November 29, 1974 10.3g Parking Area Lease No. 2, June 23, 1969
          10.3h Parking Area Sublease No. 2, November 29, 1974 10.3i Assignment and Assumption, July 29, 1983


10.4 Ground Lease: at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey.
          Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (exhibit 28.1 to 8-K Report dated May 1986).

+10.21 Syms Corp 1983 Incentive Stock Option Plan as Amended (Exhibit A to Company's Proxy Statement for the 1993 Annual Meeting of Shareholders)

 10.29 Credit Card Program Agreement dated as of March 12, 1987 and as amended as of March 16, 1987 between General Electric Credit Card Corporation and Registrant (10-K Report for fiscal year ended December 31, 1987)

 10.32 Revolving Credit Agreement dated as of December 1, 1993 between Syms Corp and United Jersey Bank (8-K Report dated December 7, 1993)

*21     List of Subsidiaries of the Company

*23     Consent of Deloitte & Touche, LLP

*27     Financial Data Schedule

        (b) Reports on Form 8-K:

        During the quarter ended December 31, 1994 a Report on Form 8-K dated December 15, 1994 was filed, reporting (under Item 5) an amendment to the Voting Trust Agreement among Sy Syms and members of his family to provide for the termination of the Voting Trust by December 31, 1996.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SYMS CORP.

                             By   /s/ SY SYMS
                                ---------------
                                    Sy Syms
                             Chairman of the Board

                              Date: March 17, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                             Date
- - ---------                          -----                             ----

/s/ SY SYMS
- - ----------------------      Chairman of the Board               March 17, 1995
    Sy Syms                 and Director
                            (principal executive officer)


/s/ MARCY SYMS
- - ----------------------      President and Director              March 17, 1995
    Marcy Syms


/s/ ARTHUR WEBER
- - ----------------------      Vice President - Finance,           March 17, 1995
    Arthur Weber            Treasurer and Director
                            (principal financial and
                            accounting officer)


/s/ WILBUR L. ROSS, JR.
- - ----------------------      Director                            March 17, 1995
    Wilbur L. Ross, Jr.


/s/ HARVEY WEINBERG
- - --------------------        Director                            March 17, 1995
    Harvey Weinberg

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
   Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp and its subsidiaries as of January 1, 1994 and December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and subsidiaries as of January 1, 1994 and December 31, 1994 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


Deloitte & Touche, LLP
New York, New York
February 24, 1995

SYMS CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                             January 1,  December 31,
ASSETS                                                          1994        1994
- - ------                                                       ----------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                                 $  1,347      $    706
   Merchandise inventories (Note 1)                            79,418        96,807
   Deferred income taxes (Note 3)                               1,406         2,476
   Prepaid expenses and other current assets (Note 9)           4,857         5,275
                                                             --------      --------
           Total current assets                                87,028       105,264

PROPERTY AND EQUIPMENT--Net of accumulated
   depreciation and amortization (Notes 2 and 7)              130,279       135,986

OTHER ASSETS                                                    3,845         4,135
                                                             --------      --------
TOTAL ASSETS                                                 $221,152      $245,385
                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $ 14,864      $ 23,399
   Accrued expenses (Note 6)                                    3,361         7,237
   Obligations to customers (Note 4)                            3,500         4,305
   Taxes other than income taxes                                1,057         1,345
   Income taxes payable (Note 3)                                4,141         5,882
   Short term borrowings (Note 5)                                --           2,900
   Current portion of obligations
     under capital lease (Note 7)                                 234           278
                                                             --------      --------
           Total current liabilities                           27,157        45,346
                                                             --------      --------
OBLIGATIONS UNDER CAPITAL LEASE (Note 7)                        1,974         1,696
                                                             --------      --------
DEFERRED INCOME TAXES (Note 3)                                  1,416         1,002
                                                             --------      --------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 7 and 9)

SHAREHOLDERS' EQUITY (Note 8):
   Common stock, 17,692 and 17,694  shares
     outstanding on January 1, 1994 and December 31, 1994,
     respectively                                                 885           885
   Additional paid-in capital                                  11,695        11,709
   Retained earnings                                          178,025       184,747
                                                             --------      --------
           Total shareholders' equity                         190,605       197,341
                                                             --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $221,152      $245,385
                                                             ========      ========

See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
                                                                                 Fiscal Year Ended
                                                                ----------------------------------------------------
                                                                January 2,          January 1,          December 31,
                                                                   1993                1994                 1994
                                                                ----------          ----------          ------------
NET SALES                                                        $319,623             $318,939             $326,651
                                                                 --------             --------             --------
COSTS AND EXPENSES:
   Cost of sales (Notes 1 and 9)                                  214,462              215,516              217,912
   Operating, general and administrative                           62,961               67,512               73,439
   Occupancy                                                        8,818                9,626               12,017
   Depreciation and amortization                                    7,747                7,446                8,854
   Interest - net (Note 5)                                            459                 (243)                  59
                                                                 --------             --------             --------
                                                                  294,447              299,857              312,281

INCOME BEFORE PROVISION FOR
   INCOME TAXES                                                    25,176               19,082               14,370

PROVISION FOR INCOME TAXES
   (Note 3)                                                        10,028                8,235                5,879
                                                                 --------             --------             --------
NET INCOME                                                       $ 15,148             $ 10,847             $  8,491
                                                                 ========             ========             ========
EARNINGS PER SHARE                                               $    .86             $    .61             $    .48
                                                                 ========             ========             ========
WEIGHTED AVERAGE SHARES
   OUTSTANDING (Note 1)                                            17,690               17,690               17,693
                                                                 ========             ========             ========

CASH DIVIDEND PER SHARE                                          $    --              $    .05              $   .10
                                                                 ========             ========             ========

See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Per Share Amounts)

                                            Preferred Stock,              Common Stock,
                                               Authorized,                 Authorized,
                                              1,000 Shares;              30,000 Shares;
                                             $100 Par Value              $.05 Par Value          Additional
                                           ------------------           -----------------          Paid-in        Retained
                                           Shares      Amount           Shares     Amount          Capital        Earnings
                                           ------      ------           ------     ------        ----------       --------
BALANCE--
   DECEMBER 28, 1991                          --       $ --             17,690    $  885         $ 11,677       $  152,915

   Exercise of stock options                  --         --                --        --               --               --

   Net income - 1992                          --         --                --        --               --            15,148
                                            -----      -----            ------    ------          -------         --------

BALANCE--
   JANUARY 2, 1993                            --         --             17,690       885           11,677          168,063

   Exercise of stock options                  --         --                  2       --                18              --

   Cash Dividend                              --         --                --        --               --             (885)

   Net income - 1993                          --         --                --        --               --            10,847
                                            -----      -----            ------    ------          -------         --------

BALANCE--
   JANUARY 1, 1994                            --         --             17,692       885           11,695          178,025
                                            -----      -----            ------    ------          -------         --------

   Exercise of stock options                  --         --                  2       --                14              --

   Cash dividend                              --         --                --        --               --            (1,769)

   Net income--1994                          --         --                --        --               --             8,491
                                            -----      -----            ------    ------          -------         --------

BALANCE--
   DECEMBER 31, 1994                          --       $ --             17,694       885          $11,709         $184,747
                                            -----      -----            ------    ------          -------         --------


See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                                Fiscal Year Ended
                                                                ----------------------------------------------------
                                                                January 2,          January 1,          December 31,
                                                                   1993                1994                 1994
                                                                ----------          ----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $15,148             $10,847             $ 8,491
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                  7,747               7,446               8,854
     Deferred income taxes                                           (804)               (684)             (1,484)
     Gain on sale of property and equipment                            (4)                (10)                (73)
     Changes in operating assets and liabilities:
       Merchandise inventories                                      3,524             (11,686)            (17,389)
       Prepaid expenses and other current assets                   (1,831)               (681)               (418)
       Other assets                                                (1,237)               (702)               (290)
       Accounts payable                                            (6,785)              9,259               8,535
       Accrued expenses                                              (448)                625               3,876
       Taxes other than income taxes                                 (130)               (464)                288
       Obligations to customers                                       408                  90                 805
       Income taxes                                                 2,391              (1,743)              1,741
                                                                  -------             -------             -------

           Net cash provided by operating activities               17,979              12,297              12,936
                                                                  -------             -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                               (5,400)                --                  --
   Proceeds from redemption of marketable securities                  100               5,300                 --
   Expenditures for property and equipment                         (6,713)            (17,508)            (14,591)
   Proceeds from sale of property and equipment                        68                  30                 103
                                                                  -------             -------             -------
           Net cash used in investing activities                  (11,945)            (12,178)            (14,488)
                                                                  -------             -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividend                                                --                 (885)             (1,769)
   Repayments of long-term debt and
     obligations under capital lease                               (4,882)               (198)               (234)
   Proceeds from bank loan                                            --                  --                2,900
   Exercise of options                                                --                   18                  14
                                                                  -------             -------             -------
           Net cash (used in) provided by financing activities     (4,882)             (1,065)                911
                                                                  -------             -------             -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                             1,152                (946)               (641)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                1,141               2,293               1,347
                                                                  -------             -------             -------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                    $ 2,293             $ 1,347             $   706
                                                                  =======             =======             =======
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest (net of interest capitalized)                       $   490             $    42             $   253
                                                                  =======             =======             =======
     Income taxes                                                 $ 8,497             $10,646             $ 5,106
                                                                  =======             =======             =======

See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 2, 1993,
JANUARY 1, 1994 AND DECEMBER 31, 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Principal Business--Syms Corp operates thirty-nine Syms retail stores (thirty-four in 1993 and twenty-nine in 1992) which sell "off-price" apparel for men, women and children.

   b. Principles of Consolidation--The consolidated financial statements include the accounts of Syms Corp and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

   c. Accounting Period--The Company's accounting period ends on the Saturday nearest to December 31. The fiscal years ended December 31, 1994 and January 1, 1994 were comprised of 52 weeks. The fiscal year ended January 2, 1993 was comprised of 53 weeks.

   d. Merchandise Inventories--Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by a retail inventory method. During the fiscal year ended December 31, 1994, the Company changed its method of valuing inventory by computing separate cost complements for each department within its five merchandise categories. In the past, the Company computed a single cost complement for each of its five merchandise categories. Management believes the change results in a more accurate inventory valuation. This change resulted in a total increase to gross margin of $780,000 of which approximately one half relates to prior years. The Company considers that the effect on 1994 and prior years is not material.

   e. Depreciation and Amortization--Depreciation is computed principally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. The cost of leaseholds and leasehold improvements are amortized over the terms of the leases or the useful lives of the assets, whichever is shorter.

      Facilities' leases (Note 7) having the substance of financing transactions have been capitalized. The related lease obligations have been included as obligations under capital lease. The leased assets are being amortized as described above.

   f. Income Taxes--During the year ended January 3, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was not material.

   g. Earnings Per Share--Earnings per share are based on net income for each year divided by the weighted average number of shares outstanding during each period. In 1992, 1993 and 1994, no effect has been given to outstanding common stock options, as their effect would be immaterial.

   h. Financial Statement Presentation--Syms Corp considers all short-term investments with a maturity of three months or less as cash equivalents.

   i. Fair Value of Financial Instruments--The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments for which estimated fair value has not been specifically presented is not materially different than the related carrying value. Determinations of fair value are based on subjective data and significant judgment relating to timing of payments and collections and the amounts to be realized. Different assumptions and/or estimation methodologies might have a material effect on the fair value estimates. Accordingly, the estimates of fair value are not necessarily indicative of the amounts the Company would realize in a current market exchange.

2. PROPERTY AND EQUIPMENT

   Property and equipment consists of:
                                                        January 1,    December 31,
                                                           1994          1994
                                                        ---------     ----------
                                                               (In Thousands)
     Land                                               $   27,767    $   34,060
     Buildings and building improvements                    89,965       100,519
     Leasehold and leasehold improvements                   19,039        22,782
     Machinery and equipment                                13,142        14,465
     Furniture and fixtures                                 13,725        14,923
     Capital lease                                           3,763         3,763
     Construction in progress                               10,684         1,674
                                                         ---------     ---------
                                                           178,085       192,186

     Less accumulated depreciation and amortization         47,806        56,200
                                                         ---------     ---------
                                                         $ 130,279     $ 135,986
                                                         =========     =========

3. INCOME TAXES

   The provision for income taxes is as follows:


                                                                                Fiscal Year Ended
                                                                ----------------------------------------------------
                                                                January 2,          January 1,          December 31,
                                                                   1993                1994                 1994
                                                                ----------      -----------------       ------------
                                                                                  (In Thousands)
             Current:
                Federal ....................................    $   8,310           $   7,152            $    5,956
                State ......................................        2,522               1,767                 1,407
                                                                ---------           --------             ----------
                                                                   10,832               8,919                 7,363
                                                                ---------           --------             ----------
             Deferred:
                Federal ....................................        (627)               (528)               (1,202)
                State ......................................        (177)               (156)                 (282)
                                                                ---------           --------             ----------
                                                                    (804)               (684)               (1,484)
                                                                ---------           --------             ----------
                                                                $  10,028           $  8,235             $    5,879
                                                                =========           ========             ==========


     As indicated in note 1, the Company adopted Statement of Accounting Standards No. 109 "Accounting for Income Taxes" in 1993. The adoption of this Statement had no material effect on the 1993 provision for income taxes.

     The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                                                 Fiscal Year Ended
                                                                 ---------------------------------------------------
                                                                 January 2,          January 1,         December 31,
                                                                   1993                1994                1994
                                                                   ----                ----                ----
             Statutory Federal income tax rate ................    34.0%               35.0%              35.0%
             State taxes, net of Federal income
               tax benefits ...................................     6.1                 5.3                 5.5
             Officers' life insurance .........................     (.2)                1.4                  .4
             Other, net .......................................     (.1)                1.5                  --
                                                                   ----                ----                ----
             Effective income tax rate ........................    39.8%               43.2%               40.9%
                                                                   =====               =====               =====

The composition of the Company's deferred tax assets and liabilities is as follows:

                                                          (In Thousands)
                                                   January 1,       December 31,
                                                     1994              1994
                                                   -------           -------
       Deferred tax assets:
         Capitalization of inventory costs .....   $ 1,225           $ 1,760
         Capital lease .........................       568               470
         Other .................................       181               816
                                                   -------           -------
         Total deferred tax assets                 $ 1,974           $ 3,046
       Deferred tax liability:
         Depreciation method and different
           estimated lives .....................    (1,984)           (1,572)
                                                   -------           -------
            Net.................................   $   (10)          $ 1,474
                                                   =======           =======

       Classified in balance sheet as follows:

         Current deferred tax asset ............   $ 1,406           $ 2,476
         Deferred tax liablity (net of
           noncurrent deferred tax asset) ......    (1,416)           (1,002)
                                                   -------           -------
             Net ...............................   $(   10)          $ 1,474
                                                   =======           =======
4. OBLIGATIONS TO CUSTOMERS

   Obligations to customers represent credits issued for returned merchandise as well as gift certificates. The Company's policy is to allow customers to exchange credits issued for merchandise.

5. FINANCING

   The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. As of December 31, 1994 there were $2,900,000 in outstanding borrowings under this agreement.

   The agreement establishes certain covenants, including the maintenance of consolidated tangible net worth of not less than $160,000,000 and maximum capital expenditures, including dividends, of $41,000,000.

   Total interest charges incurred for the years ended January 2, 1993, January 1, 1994 and December 31, 1994, including amounts related to capital leases, were $924,000, $474,000 and $865,000, respectively, of which $203,000,
   $431,000 and $612,000 were capitalized in 1992, 1993 and 1994, respectively, in connection with the purchase and construction of new facilities.

   The interest rate on short term borrowings was 7.0% at December 31, 1994. There were no borrowings at January 1, 1994 and January 2, 1993.

6. PENSION AND PROFIT SHARING PLANS

   a. Pension Plan--The Company has a defined benefit pension plan for all employees other than those covered under collective bargaining agreements.

      The benefits are based on years of service and the employee's highest average pay during any five consecutive years within the ten-year period prior to retirement. Pension plan costs are funded annually. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

      The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                                                       January 1,   December 31,
                                                                                          1994         1994
                                                                                       ----------   ------------
                                                                                           (In Thousands)
      Actuarial present value of benefit obligation:
        Accumulated benefit obligation, including vested
        benefits of $2,500 in 1993 and $3,156 in 1994                                    $ 2,700       $ 3,355
                                                                                         =======       =======
      Projected benefit obligation                                                       $ 3,407       $ 3,393

      Plan assets at fair value, primarily mutual
        funds and United States Treasury bills                                             3,018         2,853
                                                                                         -------       -------
      Plan assets less than projected benefit obligation                                    (389)         (540)

      Unrecognized net loss                                                                  354           375

      Unamortized net asset at transition                                                   (203)         (177)
                                                                                         -------       -------
      Accrued pension cost (included in accrued expenses)                                $  (238)      $  (342)
                                                                                         =======       =======


      Pension expense includes the following components:



                                                                            Fiscal Year Ended
                                                              ------------------------------------------
                                                              January 2,    January 1,      December 31,
                                                                1993           1994             1994
                                                              ----------    ----------      ------------
                                                                               In Thousands)

      Service cost-benefits earned during
        the period                                             $ 364          $ 370            $ 384

      Interest cost on projected benefit
        obligation                                               205            224              248

      Actual return on plan assets                              (359)          (249)            (193)

      Net amortization and deferral                              125             (8)             (82)
                                                               -----          -----            -----
      Net periodic pension cost                                $ 335          $ 337            $ 357
                                                               =====          =====            =====


      The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.75% and 4.5%, respectively, and the expected long-term rate of return on plan assets was 8.5% during each of the years ended January 2, 1993, January 1, 1994 and December 31, 1994.

   b. Profit-Sharing Plan--The Company has a profit-sharing plan for all employees other than those covered under collective bargaining agreements. Contributions to the profit-sharing plan are made at the discretion of the Plan's administrators.

      Profit-sharing plan contributions were, $135,000, $130,000 and $130,000 for the years ended, January 2, 1993, January 1, 1994 and December 31, 1994, respectively.

7. COMMITMENTS AND CONTINGENT LIABILITIES

   a. Leases--The Company has various operating leases and one capital lease for its retail stores, with terms expiring between 1995 and 2008. The Company also has a ground lease that expires in 2276. In addition, 21 stores are owned by the Company. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

      Future minimum lease payments at December 31, 1994 are as follows:



                                                                                      Capital Lease         Operating
                                                                                        Real Estate          Leases
                                                                                      -------------         ---------
                                                                                               (In Thousands)
                    1995                                                                $    600              4,006
                    1996                                                                     600              3,969
                    1997                                                                     600              3,710
                    1998                                                                     600              2,951
                    1999                                                                     550              2,138
                    Thereafter--cumulative                                                   --             33,574
                                                                                        --------          ---------
                    Total minimum payments                                                 2,950          $  50,348
                                                                                                          =========

                    Less amount representing interest                                        976
                                                                                        --------

                    Present value of net minimum lease payments                            1,974

                    Less current maturities                                                  278
                                                                                        --------
                                                                                        $  1,696
                                                                                        ========


      Payments under the real estate capital lease, which expires in 1999, are payable to the Company's principal shareholder. Rental payments were $600,000 during each of the years ended, January 2, 1993, January 1, 1994 and December 31, 1994.

      Rent expense for operating leases is as follows:

                                                                                 Fiscal Year Ended
                                                                 ----------------------------------------------------
                                                                 January 2,          January 1,         December 31,
                                                                    1993               1994                 1994
                                                                 ---------           ---------          -----------
                                                                                  (In Thousands)

                    Minimum rentals                                $1,881             $2,425              $4,030
                    Escalation rentals                                  9                  9                   9
                    Contingent rentals                                 33                 28                  25
                    Sublease rentals                                 (177)              (192)               (192)
                                                                   ------             ------              ------
                                                                   $1,746             $2,270              $3,872
                                                                   ======             ======              ======

   b. Other Commitments--At December 31, 1994, the Company had outstanding letters of credit in the amount of $4,290,000

8. CAPITAL STOCK--STOCK OPTION PLAN

   The Company maintains a stock option plan pursuant to which options to purchase a maximum of 1,000,000 shares of common stock may be granted in the form of either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1954 (as amended), non-qualified stock options, or stock appreciation rights. The plan requires that all incentive stock options be granted at an exercise price equal to the fair market value of the common stock at the date of grant. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be equal to 110% of the fair market value at the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price. The Company has reserved 1,000,000 shares of common stock for issuance thereunder.

   No option or stock appreciation rights may be granted under the stock option plan after July 2003. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company). The options are exercisable at a rate of 20% per year.

      Transactions for 1992, 1993 and 1994 are as follows:


                                                                                  Fiscal Year Ended
                                                                ----------------------------------------------------
                                                                January 2,          January 1,          December 31,
                                                                   1993                1994                 1994
                                                                ----------          ----------          ------------
                                                                     (In Thousands, Except Per Share Amounts)

           Options outstanding, beginning of year                   469                 472                  547
             Granted                                                 91                 122                   57
             Exercised                                                -                  (2)                  (2)
             Cancelled                                              (88)                (45)                 (73)
                                                                    ---                ----                 ----

           Options outstanding, end of year                         472                 547                  529
                                                                    ===                 ===                  ===

           Option price range at year-end                        $ 7.12               $ 7.12              $ 7.12
                                                                    to                  to                  to
                                                                 $12.25               $12.25              $12.25

                                      F-12

9. OTHER TRANSACTIONS

   Included in cost of sales for the three fiscal years ended January 2, 1993, January 1, 1994 and December 31, 1994 are purchases of approximately $5,406,000, $7,110,000 and $6,322,000, respectively, from a company related to the principal shareholder, as well as a licensee of the related company. In addition, during 1991 the Company entered into an agreement with the licensee to purchase annually approximately $4,200,000 of suits for a period of five years. Included in prepaid expenses and other current assets at January 1, 1994 and December 31, 1994 are advances to these entities totalling approximately $2,314,000 and $3,519,000, respectively. These advances are for purchases to be received in the following year. In addition, the Company has guaranteed a letter of credit on behalf of the licensee totalling approximately $500,000.

                                  * * * * * *

SYMS CORP AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL INFORMATION
(In Thousands, Except Per Share Amounts)
- - ----------------------------------------------------------------------


UNAUDITED SELECTED QUARTERLY FINANCIAL DATA



                                                                                           Quarter
                                                                      ---------------------------------------------
                                                                        First       Second      Third      Fourth
                                                                      --------     --------    --------   ---------

YEAR ENDED JANUARY 1, 1994:

   Net sales                                                           $66,875      $79,347     $73,322   $ 99,395
                                                                       =======      =======     =======   ========

   Gross profit                                                        $21,399      $25,392     $23,463   $ 33,169
                                                                       =======      =======     =======   ========

   Net income                                                          $ 1,079      $ 2,748     $ 1,863   $  5,157
                                                                       =======      =======     =======   ========

   Earnings per share                                                  $   .06      $   .16     $   .11   $    .29
                                                                       =======      =======     =======   ========

YEAR ENDED DECEMBER 31, 1994:

   Net sales                                                           $68,642      $80,015     $77,813   $100,181
                                                                       =======      =======     =======   ========

   Gross profit                                                        $21,966      $26,348     $25,289   $ 35,136
                                                                       =======      =======     =======   ========

   Net income                                                          $   325      $ 1,654     $ 1,464      5,048
                                                                       =======      =======     =======   ========


Earnings per share                                                     $   .02      $   .09     $   .08   $    .29
                                                                       =======      =======     =======   ========


The Company estimates interim gross profits based principally upon historical experience, which yields less precise results than the method used for year-end valuation purposes. The fourth quarter results for the periods ended January 1, 1994 and December 31, 1994 were impacted by a difference in gross profit determined as a result of physical inventories taken at year-end. This resulted in an increase to gross profit of approximately $938 and $1,787 for the fourth quarters ended January 1, 1994 and December 31, 1994, respectively. In addition, the fourth quarter results for the period ended December 31, 1994 were impacted by the change in method of valuing the ending inventory totaling approximately $780. Beginning in 1995, the Company has installed a retail method of accounting which will more accurately reflect quarterly gross margins.

                                   SYMS CORP
                               INDEX TO EXHIBITS

List of Exhibits:

     The following exhibits which are marked with an asterisk are filed as part of this Report and the other exhibits set forth below are incorporated by reference (utilizing the same exhibit numbers, except as stated otherwise below) from (i) the Company's Registration Statement on Form S-I under the Securities Act of 1933 (Registration No. 2-85554) filed Augsut 2, 1983 and declared effective September 23, 1983 or (ii) where indicated, the Company's reports on Form 8-K or Form 10-K or the Company's Proxy Statement (Commission File No. 1-8564). Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by a (+).


    Exhibit       Description                                                                                   Page No.
    -------       -----------                                                                                   --------
     3.1          Certificate of Incorporation of Syms Corp, as amended

     3.2          By-laws of Syms Corp

     4.1          Specimen Certificate of Common stock

     4.3          $5,600,000 New Jersey Economic Development Authority Revenue Bond Agreement
                  dated December 1, 1981

     4.4          Amendments to the New Jersey Economic Development Authority Revenue Bond
                  Agreement

                      4.4a    First Amendment dated April 14, 1982
                      4.4b    Second Amendment dated May 17, 1982
                      4.4c    Third Amendment dated June 27, 1983
                      4.4d    Fourth Amendment dated July 14, 1983

     4.5          Mortgage & Note dated December 11, 1981 between Syms Inc. and New Jersey Economic
                  Development Authority

     9.1          Voting Trust Agreement, dated July 25, 1983

     9.2          Supplemental Agreement and Amendment to Voting Trust Agreement, dated as of
                  December 15, 1994 (Exhibit 9.1 to Form 8-K dated December 15, 1994)

    10.3          Leased Premises:  Elmsford (White Plains), New York
                     10.3a    Lease June 21, 1977
                     10.3b    Lease Modification, December 28, 1978
                     10.3c    Lease Modification, July 26, 1983
                     10.3d    Consent, July 29, 1983
                     10.3e    Parking Area Lease No. 1, July 29, 1969
                     10.3f    Parking Area Sublease No. 1, November 29, 1974
                     10.3g    Parking Area Lease No. 2, June 23, 1969
                     10.3h    Parking Area Sublease No. 2, November 29, 1974
                     10.3i    Assignment and Assumption, July 29, 1983

    10.4          Ground Lease:  at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey.
                       Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant
                       (exhibit 28.1 to 8-K Report dated May 1986)

  +10.21          Syms Corp 1983 Incentive Stock Option Plan

   10.29          Credit Card Program Agreement dated as of March 12, 1987 and as amended as of March 16, 1987 between General Electric Credit Card Corporation and Registrant (10-K Report for
                  fiscal year ended December 31, 1987)




    Exhibit       Description                                                                                   Page No.
    -------       -----------                                                                                   --------

     10.32      Revolving Credit Agreement dated as of December 1, 1993 between Syms Corp and United
                Jersey Bank 8-K Report dated December 7, 1993)

     *21        List of Subsidiaries of the Company                                                                E-3

     *23        Consent of Deloitte & Touche, LLP                                                                  E-4

     *27        Financial Data Schedule                                                                            E-5
