Form 10-Q
period 1995-02-25
SYMS CORP
filed 1995-04-28
CIK 724742

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     -------------------------------------

                                   FORM 10-Q

                       ----------------------------------

[Mark One]

          [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended _____________

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For The Transition Period From January 1, 1995 to February 25, 1995

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


                              Yes    X      No
                                  -------      -------


     The number of shares of the Registrant's Common Stock, par value $.05 outstanding at February 25, 1995:

                                   17,694,015

===============================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.   Financial Information:

Item 1.   Financial Statements

          Consolidated Condensed Balanced Sheets -

          February 25, 1995 and December 31, 1994 .......................   1

          Consolidated Condensed Statements of Income -

          Eight Weeks Ended February 26, 1994 and February 25, 1995 .....   2

          Consolidated Condensed Statements of Cash Flows -

          Eight Weeks Ended February 26, 1994 and February 25, 1995 .....   3

          Notes to Consolidated Condensed Financial Statements ..........   4


Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations ..................................... 5-6

PART II.  Other Information .............................................   7

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

Consolidated Condensed Balance Sheets
- -------------------------------------
(In Thousands, Except Share Amounts)


                                                      FEBRUARY 25,  DECEMBER
                                                          1995      31, 1994
                                                      (UNAUDITED)      (*)
                                                      -----------   --------

ASSETS
Current Assets
  Cash and Cash equivalents ........................   $     457   $     706
  Merchandise inventories (Note 2) .................     110,260      96,807
  Deferred income taxes ............................       1,316       2,476
  Prepaid expenses and other current assets ........       5,679       5,275
                                                       ---------   ---------
       TOTAL CURRENT ASSETS ........................     117,712     105,264


PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization ....................     133,654     135,986

DEFERRED INCOME TAXES ..............................         111        --

OTHER ASSETS .......................................       4,135       4,135
                                                       ---------   ---------
       TOTAL ASSETS ................................   $ 255,612   $ 245,385
                                                       =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable .................................   $  35,621   $  23,399
  Accrued expenses .................................       7,499       7,237
  Obligations to customers .........................       4,761       4,305
  Taxes other than income taxes ....................       1,216       1,345
  Income taxes payable .............................       5,576       5,882
  Short term borrowings ............................       2,050       2,900
  Current portion of obligations under capital lease         286         278
                                                       ---------   ---------
        TOTAL CURRENT LIABILITIES ..................      57,009      45,346
                                                       ---------   ---------

OBLIGATIONS UNDER CAPITAL LEASE ....................       1,645       1,696
                                                       ---------   ---------
DEFERRED INCOME TAXES ..............................        --         1,002
                                                       ---------   ---------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:

  Common stock 17,694 shares outstanding on
    February 25, 1995 and December 31, 1994,
    respectively ...................................         885         885
  Additional paid-in capital .......................     114,709      11,709

  Retained earnings ................................     184,364     184,747
                                                       ---------   ---------

        TOTAL SHAREHOLDERS' EQUITY .................     196,958     197,341
                                                       ---------   ---------
        TOTAL LIABILITIES AND
          SHAREHOLDERS EQUITY ......................   $ 255,612   $ 245,385
                                                       =========   =========

* Condensed from Audited Consolidated Financial Statements.


See accompanying notes to Consolidated Condensed Financial Statements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Consolidated Condensed Statements of Income
- -------------------------------------------
(In Thousands, Except Per Share Amount)


                                                        EIGHT WEEKS ENDED
                                                   FEBRUARY 26,   FEBRUARY 25,
                                                       1994           1995
                                                   (UNAUDITED)    (UNAUDITED)
                                                   -----------    ------------
Net Sales .......................................    $41,642        $46,632
                                                     -------        -------

Costs and expenses:

  Cost of Sales (Note 2) ........................     28,108         29,776

  Operating, general and administrative .........     10,497         11,228

  Special charges (Note 3) ......................       --            2,935

  Occupancy .....................................      1,702          1,841

  Depreciation and amortization .................      1,190          1,359

  Interest - net ................................         61             60
                                                     -------        -------
                                                      41,558         47,199
                                                     -------        -------

Income (loss) before provision for (benefit from)
  income taxes ..................................         84           (567)

Provision for (benefit from) income taxes .......         34           (184)
                                                     -------        -------
Net income (loss) ...............................    $    50        $  (383)
                                                     =======        =======
Loss per share ..................................    $  --          $  (.02)
                                                     =======        =======
Weighted average shares outstanding .............     17,692         17,694
                                                     =======        =======



See accompanying notes to Consolidated Condensed Financial Statements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Consolidated Condensed Statements of Cash Flows
- -----------------------------------------------
(In Thousands)


                                                        EIGHT WEEKS ENDED
                                                   FEBRUARY 26,   FEBRUARY 25,
                                                      1994            1995
                                                   (UNAUDITED)    (UNAUDITED)
                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net cash provided by operating activities .....    $3,416         $1,019
                                                     ------         ------

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Expenditures for property and equipment .......    (1,910)          (388)
  Proceeds from sale of property and equipment ..      --               13
                                                     ------         ------

  Net cash used in investing activities .........    (1,910)          (375)
                                                     ------         ------

CASH FLOWS USED IN FINANCING ACTIVITIES:

  Repayment of short term borrowing .............      --             (850)
  Repayments of obligations under capital lease         (36)           (43)
                                                     ------         ------

  Net cash used in financing activities .........       (36)          (893)
                                                     ------         ------
NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS ..............................     1,470           (249)

CASH AND CASH EQUIVALENTS, beginning of period ..     1,347            706
                                                     ------         ------

CASH AND CASH EQUIVALENTS, end of period ........    $2,817         $  457
                                                     ======         ======



See accompanying notes to Consolidated Condensed Financial Statements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Notes to Consolidated Condensed Financial Statements

February 26, 1994 and February 25, 1995 (Unaudited)
- ---------------------------------------------------
Note 1 - The Company has changed its fiscal year end to the Saturday closest to the end of February. This interim report reflects the two month period between the prior fiscal year ended December 31, 1994, and the new fiscal year commencing February 26, 1995.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 26, 1994 and February 25, 1995 and the results of operations and cash flows for the eight week periods ended February 26, 1994 and February 25, 1995.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         Because of the seasonal nature of the Company's business, the results of the operations for the eight week period ended February 25, 1995 is not necessarily indicative of the results for a full year.

Note 2 - Inventory at February 26, 1994 was computed using a gross profit margin estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger which enabled it to determine its interim inventory and gross margin based upon the retail method of accounting.

Note 3 - Special charges consist of the following:

             Store close down costs ..........................  $1,608,000
             Write-off of pre-development
               costs and lease abandonment costs .............  $1,327,000
                                                                ----------
                                                                $2,935,000
                                                                ==========
                                       4

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------
RESULTS OF OPERATIONS

The Company has changed its fiscal year end from December to February. The results reported compare the interim period from January 1, 1995 to February 25, 1995 with the prior January 2, 1994 to February 26, 1994.

Net sales for the eight weeks ended February 25, 1995 increased by $4,990,000 or 12.0% when compared with the eight weeks ended February 26, 1994. Comparable store net sales increased by $2,098,000 or 5.5%. This was augmented by an increase of $2,892,000 for stores opened less than one year.

The gross margin for the eight weeks ended February 25, 1995 was 36.1% compared with 32.5% for the prior period. The prior period's gross margin was estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger which enabled it to determine its interim inventory and gross margin based upon the retail method of accounting.

As a percentage to net sales, operating, general and administrative expenses (excluding occupancy, depreciation and amortization) were 24.1% for the eight weeks ended February 25, 1995 and 25.2% for the eight weeks ended February 26, 1994. The decrease in operating, general and administrative expenses as a percentage to sales is attributable to an increase in net sales.

As a percentage of net sales, occupancy expenses were 4.0% for the eight weeks ended February 25, 1995 and 4.1% for the eight weeks ended February 26, 1994.

Loss before the benefit from income taxes was $567,000 or 1.0% of net sales for the eight weeks ended February 25, 1995, compared with income before the provision for income taxes of $84,000 for the eight weeks ended February 26, 1994. The decrease in net income before the provision for taxes was attributable to the special charges, offset by the increase in net sales and a higher gross margin. The special charges include costs associated with the close down of the Hoffman, Illinois store, write-off of costs associated with a lease in Cincinnati, Ohio in which the Company has decided not to open a store and write-off of pre-development costs associated with property located in Roseland, New Jersey.

Provision for income taxes, as a percentage of income before provision for income taxes, reflected a benefit of 32.4% for the transition period ended February 25,1995, and an expense of 40.5% for the prior period ended February 26, 1994. The current period includes a benefit of federal and state income taxes offset by certain other state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at February 25, 1995 was $60,703,000.

Net cash provided by operating activities totaled $1,019,000 in the 1995 period compared to $3,416,000 in the 1994 period. Net loss for the eight weeks ended February 25, 1995 totaled $383,000 compared with income of $50,000 in the prior period.

Net cash used in investing activities was $375,000 in the 1995 period compared to $1,910,000 in the 1994 period, primarily due to expenditures for property and equipment in both periods.

Net cash used in financing activities was $893,000 in the 1995 period compared to $36,000 in the 1994 period. The increase in the 1995 period was due to repayment of short term borrowings.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



The Company has planned capital expenditures of approximately $15,000,000 in 1995.

Management believes that existing resources, internally generated funds and funds available from the revolving credit agreement will be sufficient for future working capital and capital expenditure requirements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Part II  -  Other Information
- -----------------------------
Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)        EXHIBITS

                  Exhibit 27 - Financial Data Schedule

       (b)        REPORTS ON FORM 8-K

                  On March 22, 1995 the Company filed a report on Form 8-K as amended on March 31, 1995 with respect to the determination to change the Company's fiscal year end to the Saturday closest to the end of February. The date of the event reported (under
                  Item 8 of Form 8-K) was March 17, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

                                         SYMS CORP
                                         ---------


                                         /s/ HARRY C. KLEINMAN
                                         --------------------------------------
                                         Chief Financial Officer


                                         /s/ SY SYMS
                                         --------------------------------------
                                         Chairman of the Board, Chief Executive
                                         Officer

April 28, 1995