Form 10-Q
period 1995-02-25
SYMS CORP
filed 1995-04-28
CIK 724742

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

Consolidated Condensed Balance Sheets
- - -------------------------------------
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


Consolidated Condensed Statements of Income
- - -------------------------------------------
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
                                                     =======        =======



See accompanying notes to Consolidated Condensed Financial Statements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Consolidated Condensed Statements of Cash Flows
- - -----------------------------------------------
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
                                                     ======         ======



See accompanying notes to Consolidated Condensed Financial Statements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Notes to Consolidated Condensed Financial Statements

February 26, 1994 and February 25, 1995 (Unaudited)
- - ---------------------------------------------------
Note 1 - The Company has changed its fiscal year end to the Saturday closest to the end of February. This interim report reflects the two month period between the prior fiscal year ended December 31, 1994, and the new fiscal year commencing February 26, 1995.

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
                                                                ----------
                                                                $2,935,000
                                                                ==========
                                       4

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
- - --------------------------------------------------------------------
RESULTS OF OPERATIONS

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