Form 10-Q
period 1995-05-27
SYMS CORP
filed 1995-07-10
CIK 724742

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     -------------------------------------

                                   FORM 10-Q

                      ------------------------------------

[Mark One]

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 27, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From_____________

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

     The number of shares of the Registrant's Common Stock, par value $.05 outstanding at May 27, 1995:

                                   17,694,015

===============================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.     Financial Information:

Item 1.     Financial Statements

            Consolidated Condensed Balanced Sheets -
            May 27, 1995 and December 31, 1994. ........................    1

            Consolidated Condensed Statements of Income -
            Thirteen Weeks Ended May 28, 1994 and May 27, 1995. ........    2

            Consolidated Condensed Statements of Cash Flows -
            Thirteen Weeks Ended May 28, 1994 and May 27, 1995. ........    3

            Notes to Consolidated Condensed Financial Statements. ......    4


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. .......................  5-6

PART II.    Other Information ..........................................    7

            Item 4. Submission of Matters to a Vote of Security Holders

            Item 6. Exhibits and Reports on Form 8-K

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Consolidated Condensed Balance Sheets
- - --------------------------------------------------------------------------------
(In Thousands)


                                                                                    DECEMBER 31,    MAY 27,
                                                                                      1994           1995
                                                                                       (*)        (UNAUDITED)
                                                                                     --------      --------

ASSETS
Current Assets
    Cash and Cash equivalents ....................................................   $    706     $  2,332
    Merchandise inventories (Note 2) .............................................     96,807      120,306
    Deferred income taxes ........................................................      2,476        1,316
    Prepaid expenses and other current assets ....................................      5,275        4,291
                                                                                     --------     --------
         TOTAL CURRENT ASSETS ....................................................    105,264      128,245

PROPERTY AND EQUIPMENT--Net of accumulated depreciation and amortization .........    135,986      132,432

DEFERRED INCOME TAXES ............................................................       --            111

OTHER ASSETS .....................................................................      4,135        4,056
                                                                                     --------     --------
         TOTAL ASSETS ............................................................   $245,385     $264,844
                                                                                     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ............................................................   $ 23,399     $ 43,099
     Accrued expenses ............................................................      7,237       11,954
     Obligations to customers ....................................................      4,305        4,055
     Taxes other than income taxes ...............................................      1,345          899
     Income taxes payable ........................................................      5,882          979
     Short term borrowings .......................................................      2,900        4,000
     Current portion of obligations under capital lease ..........................        278          299
                                                                                     --------     --------
          TOTAL CURRENT LIABILITIES ..............................................     45,346       65,285
                                                                                     --------     --------

OBLIGATIONS UNDER CAPITAL LEASE ..................................................      1,696        1,565
                                                                                     --------     --------

DEFERRED INCOME TAXES ............................................................      1,002         --
                                                                                     --------     --------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
      Common stock 17,694 shares outstanding on
        December 31, 1994 and May 27, 1995, respectively .........................        885          885
      Additional paid-in capital .................................................     11,709       11,709
      Retained earnings ..........................................................    184,747      185,400
                                                                                     --------     --------
          TOTAL SHAREHOLDERS' EQUITY .............................................    197,341      197,994
                                                                                     --------     --------
          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY .................................................   $245,385     $264,844
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


*   Condensed from Audited Consolidated Financial Statements.

See accompanying notes to Consolidated Condensed Financial Statements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Consolidated Condensed Statements of Income
- - -------------------------------------------
(In Thousands, Except Per Share Amount)

                                                       THIRTEEN WEEKS ENDED
                                                   MAY 28, 1994    MAY 27, 1995
                                                   (UNAUDITED)      (UNAUDITED)
                                                   ------------    ------------
Net Sales ........................................   $77,581         $79,252
                                                     -------         -------

Costs and expenses:

  Cost of  Sales (Note 2) ........................    52,367          52,078

  Operating, general and administrative ..........    18,214          19,070

  Special charges (Note 3) .......................      --             1,200

  Occupancy ......................................     2,800           3,082

  Depreciation and amortization ..................     1,784           1,940

  Interest--net ..................................       175             126
                                                     -------         -------
                                                      75,340          77,496
                                                     -------         -------

Income before provision for income taxes .........     2,241           1,756

Provision for income taxes .......................       919             720
                                                     -------         -------
Net income .......................................   $ 1,322         $ 1,036
                                                     =======         =======

Net income per share .............................   $   .07         $   .06
                                                     =======         =======

Weighted average shares outstanding ..............    17,694          17,694
                                                     =======         =======


See accompanying notes to Consolidated Condensed Financial Statements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



Consolidated Condensed Statements of Cash Flows
- - --------------------------------------------------------------------------------
(In Thousands)


                                                                   THIRTEEN WEEKS ENDED
                                                             MAY 28, 1994       MAY 27, 1995
                                                             (UNAUDITED)        (UNAUDITED)
                                                             -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net cash (used in) provided by operating activities ......  $   (223)         $  1,069
                                                              --------          --------

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Expenditures for property and equipment ..................    (6,212)           (1,113)
  Proceeds from sale of property and equipment .............        31                79
                                                              --------          --------

  Net cash used in investing activities: ...................    (6,181)           (1,034)
                                                              --------          --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

  Short term borrowings ....................................    12,300             1,950
  Repayments of obligations under capital lease ............       (93)             (110)
                                                              --------          --------

  Net cash provided by financing activities ................    12,207             1,840
                                                              --------          --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS .........................................     5,803             1,875

CASH AND CASH EQUIVALENTS, beginning of period .............     2,817               457
                                                              --------          --------

CASH AND CASH EQUIVALENTS, end of period ...................  $  8,620          $  2,332
                                                              ========          ========


See accompanying notes to Consolidated Condensed Financial Statements.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



Notes to Consolidated Condensed Financial Statements
May 28, 1994 and May 27, 1995 (Unaudited)
- - -----------------------------------------

Note 1 - The Company has changed its fiscal year end to the Saturday closest to the end of February. This report reflects the thirteen week first quarter for the fiscal year ending March 2, 1995 and the comparable period for the thirteen weeks ended May 28, 1994.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 28, 1994 and May 27, 1995 and the results of operations and cash flows for the thirteen week periods ending May 28, 1994 and May 27, 1995.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         Because of the seasonal nature of the Company's business, the results of the operations for the thirteen week period ended May 27, 1995 is not necessarily indicative of the results for a full year.

Note 2 - Inventory at May 28, 1994 was computed using a gross profit margin estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger which enabled it to determine its interim inventory and gross margin based upon the retail method of accounting.

Note 3 - Special charges consist of the following:

                       Store close down costs: $1,200,000
                                               ==========

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
- - -------------------------------------------------------------------
RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended May 27, 1995 increased by $1,671,000 or 2.2% compared with the thirteen weeks ended May 28, 1994. Comparable store net sales decreased by $791,000 or 1.1%. This was augmented by an increase of $2,462,000 for stores opened less than one year.

The gross margin for the thirteen weeks ended May 27, 1995 was 34.3% compared with 32.5% for the prior period. The prior period's gross margin was estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger which enabled it to determine its interim inventory and gross margin based upon the retail method of accounting.

As a percentage of net sales, operating, general and administrative expenses (excluding occupancy, depreciation and amortization) were 24.1% for the thirteen weeks ended May 27, 1995 and 23.5% for the thirteen weeks ended May 28, 1994. The increase in operating, general and administrative expenses as a percentage of sales is attributable to stores opened less than one year.

As a percentage of net sales, occupancy expenses were 3.9% for the thirteen weeks ended May 27, 1995 and 3.6% in the prior period. The increase in occupancy expenses in the 1995 period is attributable to new stores opened less than one year.

Income before the provision for income taxes was $1,756,000 or 2.2% of net sales for the thirteen weeks ended May 27, 1995, compared with $2,241,000 or 2.9% of net sales in the prior period. The decrease in income before the provision for income taxes was attributable to a charge of $1,200,000 associated with the close down of the store in Sterling Heights, Michigan, and higher operating, general and administrative expenses, offset by an increase in net sales and a higher gross margin. The Company decided to close its store located in Sterling Heights, Michigan, which has been open for less than 2 years, because the store never met management's sales expectations.

Net income after the provision for income taxes was $1,036,000 or 1.3% of net sales for the thirteen weeks ended May 27, 1995, compared with $1,322,000 or 1.7% of net sales for the thirteen weeks ended May 28, 1994.

Provision for income taxes, as a percentage of income before provision for income taxes was 41% for the period ended May 27, 1995 and May 28, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at May 27, 1995 was $62,960,000

Net cash provided by operating activities totaled $1,069,000 in the 1995 period compared to net cash used in operating activities of $223,000 in the 1994 period. Net income for the thirteen weeks ended May 27, 1995 totaled $1,036,000 compared with $1,322,000 in the prior period.

Net cash used in investing activities was $1,034,000 in the 1995 period compared to $6,181,000 in the 1994 period, primarily due to expenditures related to new store openings in 1994.

Net cash provided by financing activities was $1,840,000 in the 1995 period compared to $12,207,000 in the 1994 period. The financing activities in the 1994 period were due to additional borrowings for capital expenditures.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Although it is not committed, the Company has planned capital expenditures of approximately $15,000,000 to $20,000,000 in 1995 compared with $14,591,000 in the year ended December 31, 1994 and $17,508,000 in the year ended January 1, 1994.

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



Part II--Other Information
- - --------------------------------------------------------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The 1995 Annual Meeting of Stockholders of the Company was held on May 12, 1995.

          (b) The following five persons were elected as directors at the meeting pursuant to the following vote:

                                               For                Withhold
                                           ---------              --------
          Sy Syms .......................  15,744,703              16,263
          Marcy Syms ....................  15,744,703              16,263
          Harry C. Kleinman .............  15,744,703              16,263
          Wilbur L. Ross, Jr. ...........  15,744,703              16,263
          Harvey Weinberg ...............  15,744,703              16,263

          In the approval of the appointment of Deloitte & Touche as the independent auditors of the Company, the vote was as follows:

          For: ................  15,743,877
          Against: ............      10,769
          Abstain: ............       6,320

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 27--Financial Data Schedule

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

                                                    SYMS CORP
                                                    ---------



                                                    ---------------------------
                                                    HARRY C. KLEINMAN
                                                    VICE PRESIDENT
                                                    AND CHIEF FINANCIAL OFFICER

July 10, 1995