Form 10-Q
period 1995-08-26
SYMS CORP
filed 1995-10-10
CIK 724742

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

                 For the Quarterly Period Ended August 26, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From____________

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock, par value $.05 outstanding at August 26, 1995: 17,694,015

===============================================================================

                                                     --------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     --------------------------

                                     INDEX

                                                                       PAGE NO.
                                                                       --------

PART I.     Financial Information:

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets -
            December 31, 1994 and August 26, 1995.                          1

            Consolidated Condensed Statements of Income - Thirteen
            Weeks and Twenty-Six Weeks Ended August 27, 1994 and
            August 26, 1995.                                                2

            Consolidated Condensed Statements of Cash Flows -
            Twenty-Six Weeks Ended August 27, 1994 and
            August 26, 1995.                                                3

            Notes to Consolidated Condensed Financial Statements.           4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                          5-6

PART II.    Other Information                                               7

            Item 1.  Legal Proceedings

            Item 6.  Exhibits and Reports on Form 8-K

                                                     --------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     --------------------------


Consolidated Condensed Balance Sheets
-------------------------------------------------------------------------------
(In Thousands)

                                                 DECEMBER 31,       AUGUST 26,
                                                    1994               1995
                                                    (*)             (UNAUDITED)
                                                 ------------       -----------

ASSETS
Current Assets
  Cash and Cash equivalents ................      $    706            $    319
  Merchandise inventories (Note 2) .........        96,807             125,961
  Deferred income taxes ....................         2,476               1,316
  Prepaid expenses and other current assets          5,275               4,633
                                                  --------            --------
         TOTAL CURRENT ASSETS ..............       105,264             132,229

PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization .............       135,986             129,856

DEFERRED INCOME TAXES ......................           --                  111

OTHER ASSETS ...............................         4,135               4,150
                                                  --------            --------
         TOTAL ASSETS ......................      $245,385            $266,346
                                                  ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................      $ 23,399            $ 42,941
  Accrued expenses .........................         7,237               9,835
  Obligations to customers .................         4,305               3,965
  Taxes other than income taxes ............         1,345                 379
  Income taxes payable .....................         5,882               1,048
  Short term borrowings ....................         2,900               7,650
  Current portion of obligations under
   capital lease ...........................           278                 312
                                                  --------            --------
          TOTAL CURRENT LIABILITIES ........        45,346              66,130
                                                  --------            --------
OBLIGATIONS UNDER CAPITAL LEASE ............         1,696               1,482
                                                  --------            --------
DEFERRED INCOME TAXES ......................         1,002                 --
                                                  --------            --------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Common stock 17,694 shares outstanding on
   December 31, 1994 and August 26, 1995,
   respectively ............................           885                 885
  Additional paid-in capital ...............        11,709              11,709
  Retained earnings ........................       184,747             186,140
                                                  --------            --------
          TOTAL SHAREHOLDERS' EQUITY .......       197,341             198,734
                                                  --------            --------
          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY ............      $245,385            $266,346
                                                  ========            ========

* Condensed from Audited Consolidated Financial Statements.

See accompanying notes to Consolidated Condensed Financial Statements.


                                                                                   --------------------------
                                                                                   SYMS CORP AND SUBSIDIARIES
                                                                                   --------------------------
Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Amount)

                                          THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                    AUGUST 27, 1994    AUGUST 26, 1995    AUGUST 27, 1994     AUGUST 26, 1995
                                      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                    ---------------    ---------------    ---------------     ---------------
Net Sales ......................       $72,841             $72,814           $150,423           $152,066
                                       -------             -------           --------           --------
Costs and expenses:
  Cost of Sales (Note 2) .......        49,168              48,279            101,536            100,358

  Selling, general and
    administrative .............        16,768              18,005             34,983             37,074

  Special charges (Note 3) .....           --                 --                 --                1,200

  Occupancy ....................         3,336               3,244              6,136              6,326

  Depreciation and
    amortization ...............         2,008               1,926              3,792              3,866

  Interest - net ...............           281                 105                456                231
                                       -------             -------           --------           --------
                                        71,561              71,559            146,903            149,055
                                       -------             -------           --------           --------

Income before provision
  for income taxes .............         1,280               1,255              3,520              3,011

Provision for income
  taxes ........................           525                 515              1,443              1,234
                                       -------             -------           --------           --------
Net income .....................      $    755             $   740           $  2,077           $  1,777
                                      ========             =======           ========           ========
Net income per share ...........      $    .04             $   .04           $    .12           $    .10
                                      ========             =======           ========           ========
Weighted average shares
  outstanding ..................        17,694              17,694             17,694             17,694
                                      ========             =======           ========           ========


See accompanying notes to Consolidated Condensed Financial Statements.


                                                               --------------------------
                                                               SYMS CORP AND SUBSIDIARIES
                                                               --------------------------

Consolidated Condensed Statements of Cash Flows
-----------------------------------------------------------------------------------------
(In Thousands)

                                                             TWENTY-SIX WEEKS ENDED
                                                      AUGUST 27, 1994    AUGUST 26, 1995
                                                        (UNAUDITED)        (UNAUDITED)
                                                      ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities ..........         (3,931)           (4,375)
                                                        ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Expenditures for property and equipment ........         (9,567)           (1,314)
  Proceeds from sale of property and equipment ...            163                88
                                                        ---------         ---------
  Net cash used in investing activities: .........         (9,404)           (1,226)
                                                        ---------         ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Short term borrowings ..........................         12,195             5,600
  Payment of dividends ...........................         (1,769)             --
  Repayments of obligations under capital lease ..           (115)             (137)
                                                        ---------         ---------
  Net cash provided by financing activities ......         10,311             5,463
                                                        ---------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ........         (3,024)             (138)
CASH AND CASH EQUIVALENTS, beginning of period ...          2,817               457
                                                        ---------         ---------
CASH AND CASH EQUIVALENTS, end of period .........      $    (207)        $     319
                                                        =========         =========


See accompanying notes to Consolidated Condensed Financial Statements.

                                                     --------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     --------------------------


Notes to Consolidated Condensed Financial Statements
August 27, 1994 and August 26, 1995 (Unaudited)
-------------------------------------------------------------------------------

Note 1 - The Company has changed its fiscal year end to the Saturday closest to the end of February. This report reflects the thirteen and twenty-six weeks ended August 26, 1995 for the fiscal year ending March 2, 1996 and the comparable period for the thirteen and twenty-six weeks ended August 27, 1994.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 27, 1994 and August 26, 1995 and the results of operations and cash flows for the thirteen and twenty-six week periods ending August 27, 1994 and August 26, 1995.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         Because of the seasonal nature of the Company's business, the results of the operations for the twenty-six week period ended August 26, 1995 is not necessarily indicative of the results for a full year.

Note 2 - Inventory at August 27, 1994 was computed using a gross profit margin estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger which enabled it to determine its interim inventory and gross margin based upon the retail method of accounting.

Note 3 - Special charges consist of the following:

                        Store close down costs: $1,200,000
                                                ==========

Note 4 - On August 30, 1995, the Company announced that shareholders holding a majority of the outstanding common stock of the Company have initiated a plan to take the Company private. Certain shareholders (including Sy Syms, Marcy Syms and Stephen Merns) have agreed in principle to acquire 100% ownership in the Company through a merger with an entity that they would form. In the proposed merger, shareholders whose shares would be retired would receive a cash price of approximately $8.75 per share. Upon consummation of the merger, the Company's common stock would no longer be publicly held.

         The Company is currently in the process of negotiating a bridge financing with United Jersey Bank for purposes of the above described transaction. As a result of such financing, if consummated, the Company's leverage and debt service will increase significantly.

         In addition, the Company is a defendant in several class action suits alleging that the proposed merger is inadequate and unfair to certain shareholders of the Company who are seeking certain relief.

                                                     --------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     --------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended August 26, 1995 decreased by $27,000 (less than 1%) when compared with the thirteen weeks ended August 27, 1994. Comparable store net sales decreased by $9,000 (less than 1%) when compared with the same period last year. Net sales for the twenty-six weeks ended August 26, 1995 increased by $1,643,000 or 1.1% when compared with the twenty-six weeks ended August 27, 1994. Comparable store net sales for the twenty-six weeks ended August 26, 1995 decreased by $801,000 (less than 1%) when compared with the same period last year.

The gross margin for the thirteen and twenty-six weeks ended August 26, 1995 was 33.7% and 34.0% respectively compared with 32.5% for the prior periods. The prior periods' gross margin was estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger which enabled it to determine its interim inventory and gross margin based upon the retail method of accounting.

As a percentage of net sales, selling, general and administrative expenses (excluding occupancy, depreciation and amortization) were 24.7% for the thirteen weeks ended August 26, 1995 compared with 23.0% for the thirteen weeks ended August 27, 1994. For the twenty-six weeks ended August 26, 1995 the percentage to net sales was 24.4% compared with 23.3% for the same period last year. The increase in operating, general and administrative expense is attributable to higher payroll and advertising costs.

As a percentage of net sales, occupancy expense for the thirteen weeks ended August 26, 1995 were 4.5% compared with 4.6% in the prior period. For the twenty-six weeks ended August 26, 1995, occupancy expenses were 4.2% compared with 4.1% in the prior period.

Income before the provision for income taxes was $1,255,000 or 1.7% of net sales for the thirteen weeks ended August 26, 1995 compared with $1,280,000 or 1.8% of net sales in the prior period. Income before the provision for income taxes was $3,011,000 or 2.0% for the twenty-six weeks ended August 26, 1995 compared with $3,520,000 or 2.3% of net sales in the prior period. The current period's earnings for the twenty-six weeks reflect a pretax charge of $1,200,000 associated with the close down of a store previously reported.

Net income after the provision for income taxes was $740,000 or 1% and $1,777,000 or 1.2% of net sales for the thirteen and twenty-six weeks ended August 26, 1995 respectively, compared with $755,000 or 1% of net sales and $2,077,000 or 1.4% of net sales for the prior period's thirteen and twenty-six weeks respectively.

Provision for income taxes, as a percentage of income before provision for income taxes was 41% for the period ended August 26, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at August 26, 1995 was $66,099,000.

Net cash used in operating activities totaled $4,375,000 in the 1995 period compared with $3,931,000 in the 1994 period. In addition, merchandise inventories increased $29,154,000 to $125,961,000 at August 26, 1995 from $96,807,000 at December 31, 1994 due to the seasonality of inventory levels, investing in merchandise inventories to take advantage of favorable purchase opportunities and lower than anticipated sales for the thirteen weeks ended August 26, 1995. Accounts payable and short-term borrowings on a combined basis increased $24,292,000 to $50,591,000 at August 26, 1995 from $26,299,000 at
December 31, 1994 as a result of the above discussed increase in merchandise inventories.

                                                     --------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     --------------------------

Net cash used in investing activities was $1,226,000 in the 1995 period compared to $9,404,000 in the 1994 period. Five stores were opened in 1994. Expenditures for property and equipment were $1,314,000 in the 1995 period compared to $9,567,000 in the 1994 period.

Net cash provided by financing activities was $5,463,000 in the 1995 period compared with $10,311,000 in the 1994 period due primarily to less borrowings utilized in the current period and the payment of a dividend in the prior period.

Although it is not committed, the Company has planned capital expenditures of approximately $5,000,000 to $10,000,000 in 1995 compared with $14,591,000 in the year ended December 31, 1994 and $17,508,000 in the year ended January 1, 1994.

Management believes that existing resources, internally generated funds and funds available from the revolving credit agreement will be sufficient for future working capital and capital expenditure requirements.

On August 30, 1995, the Company announced that shareholders holding a majority of the outstanding common stock of the Company have initiated a plan to take the Company private. Certain shareholders (including Sy Syms, Marcy Syms Merns and Stephen Merns) have agreed in principle to acquire 100% ownership in the Company through a merger with an entity that they would form. In the proposed merger, shareholders whose shares would be retired would receive a cash price of approximately $8.75 per share. Upon consummation of the merger, the Company's common stock would no longer be publicly held.

The Company is currently in the process of negotiating a bridge financing with United Jersey Bank for purposes of the above described transaction. As a result of such financing, if consummated, the Company's leverage and debt service will increase significantly.

                                                     --------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     --------------------------

Part II - Other Information
-------------------------------------------------------------------------------
Item 1.   LEGAL PROCEEDINGS

          On September 5 and 6, 1995, four class action suits were commenced in the Superior Court of New Jersey, Hudson County relating to the proposal (the "Proposal") from certain shareholders (including Sy Syms, Marcy Syms Merns and Stephen Merns) (the "Syms Group") to acquire 100% ownership in the Company through a merger with an entity that such shareholders would form. The complaints name as defendants, among others, all or certain of the directors of the Company and the Company itself. These lawsuits are as follows: William Steiner v. Sy Syms, et al.; Kenneth Steiner v. Sy Syms, et al,; List Inc. v. Sy Syms, et al.; and Linda McLatchie v. Sy Syms, et al. The Company is also informed that there are four other lawsuits challenging the proposed merger, none of which have been served upon the Company, or any of its directors or officers, which are planned to be filed, or are pending in, either the Superior Court of New Jersey, Hudson County, or the Superior Court of New Jersey, Camden County.

          All of the complaints alleged, among other things, that the Proposal, if accepted, would be inadequate and unfair to the shareholders of the Company who are not affiliated with the Syms Group and would constitute a breach of fiduciary duties by the defendant directors.

          The principal forms of relief sought by the complaints are (i) a declaration that if the merger contemplated by the Proposal were consummated it would constitute a breach of fiduciary duty and (ii) the granting of a preliminary injunction to bar an acquisition at the price offered in the Proposal. The complaints further seek to rescind the merger if consummated, damages in an unspecified amount, reimbursement of costs, including attorney's and experts' fees, and other equitable relief.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    EXHIBITS

          Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SYMS CORP

                                                     --------------------------
                                                     HARRY C. KLEINMAN
                                                     VICE PRESIDENT
                                                     AND CHIEF FINANCIAL OFFICER

October  6 , 1995