Form 10-Q
period 1995-11-25
SYMS CORP
filed 1996-01-09
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------

[Mark One]

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 25, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Transition Period From _____________

                          Commission File Number 1-8564


                                    SYMS CORP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEW JERSEY                                  No.   22-2465228
 -------------------------------            -----------------------------------
 (State or other jurisdiction of           (I.R.S. employer identification no.)
  incorporation or organization)


     SYMS WAY, SECAUCUS, NEW JERSEY                      07094
 ----------------------------------------              ---------
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

                                  Yes   X       No
                                      ----         ----


     The number of shares of the Registrant's Common Stock, par value $.05 outstanding at November 25, 1995: 17,694,015

===============================================================================

                                                       ------------------------
                                                        SYMS CORP & SUBSIDIARIES
                                                       ------------------------

                                      INDEX                           PAGE NO.
                                      -----                           --------

PART I.   Financial Information:

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets--
          December 31, 1994 and November 25, 1995 .................       1

          Consolidated Condensed Statements of Income--
          Thirteen Weeks and Thirty-Nine Weeks Ended
          November 26, 1994 and November 25, 1995 .................       2

          Consolidated Condensed Statements of Cash Flows--
          Thirty-Nine Weeks Ended November 26, 1994  and
          November 25, 1995 .......................................       3

          Notes to Consolidated Condensed Financial Statements ....       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................     5-6

PART II.  Other Information .......................................       7

          Item 1.  Legal Proceedings

          Item 6.  Exhibits and Reports on Form 8-K


                                                       ------------------------
                                                        SYMS CORP & SUBSIDIARIES
                                                       ------------------------

CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In Thousands)



                                                          DECEMBER 31,       NOVEMBER 25,
                                                            1994 (*)            1995
                                                          ------------       -----------
                                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and Cash equivalents .........................      $   706            $    810
  Merchandise inventories (Note 2) ..................       96,807             128,626
  Deferred income taxes .............................        2,476               1,316
  Prepaid expenses and other current assets .........        5,275               5,236
                                                           -------             -------
    TOTAL  CURRENT ASSETS ...........................      105,264             135,988

PROPERTY AND EQUIPMENT--Net of accumulated
  depreciation and amortization .....................      135,986             129,163

DEFERRED INCOME TAXES ...............................           --                 111

OTHER ASSETS ........................................        4,135               4,199
                                                           -------             -------
  TOTAL  ASSETS .....................................     $245,385            $269,461
                                                          ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..................................      $23,399            $ 38,954
  Accrued expenses ..................................        7,237              12,692
  Obligations to customers ..........................        4,305               4,080
  Taxes other than income taxes .....................        1,345                 802
  Income taxes payable ..............................        5,882               2,291
  Short term borrowings .............................        2,900               4,625
  Current portion of obligations under capital
    lease ...........................................          278                 326
                                                            ------            --------
       TOTAL CURRENT LIABILITIES ....................       45,346              63,770
                                                            ------            --------
OBLIGATIONS UNDER CAPITAL LEASE .....................        1,696               1,395
                                                            ------            --------
DEFERRED INCOME TAXES ...............................        1,002
                                                            ------            --------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Common stock 17,694 shares outstanding on
   December 31, 1994 and  November 25, 1995,
   respectively .....................................          885                 885
   Additional paid-in capital .......................       11,709              11,709
   Retained earnings ................................      184,747             191,702
                                                          --------            --------
       TOTAL SHAREHOLDERS' EQUITY ...................      197,341             204,296
                                                          --------            --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...     $245,385            $269,461
                                                          ========            ========



* Condensed from Audited Consolidated Financial Statements.

     See accompanying notes to Consolidated Condensed Financial Statements.


                                                                                   ------------------------
                                                                                   SYMS CORP & SUBSIDIARIES
                                                                                   ------------------------


Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------------------
(In Thousands , Except Per Share Amount)

                                           THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                     NOVEMBER 26,          NOVEMBER 25,        NOVEMBER 26,       NOVEMBER 25,
                                         1994                  1995                1994               1995
                                     (UNAUDITED)           (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
                                     -----------           -----------         -----------        ------------
Net Sales .......................      $93,787               $93,439            $244,210            $245,506
                                       -------               -------            --------            --------
Costs and expenses:
  Cost of Sales (Note 2) ........       63,307                58,862             164,842             159,221
  Selling, general and
    administrative (Note 3) .....       19,500                20,523              54,482              57,596
  Special charges (Note 4) ......          --                   (484)               --                   716
  Occupancy .....................        2,982                 3,017               9,118               9,343
  Depreciation and
    amortization ................        2,236                 1,947               6,029               5,813
  Interest - net ................          276                   148                 732                 380
                                       -------               -------            --------            --------
                                        88,301                84,013             235,203             233,069
                                       -------               -------            --------            --------
Income before provision for
  income taxes ..................        5,486                 9,426               9,007              12,437
Provision for income taxes ......        2,249                 3,865               3,693               5,099
                                       -------               -------            --------            --------
Net income ......................      $ 3,237               $ 5,561            $  5,314            $  7,338
                                       =======               =======            ========            ========
Net income per share ............      $   .18               $   .31            $    .30            $    .41
                                       =======               =======            ========            ========
Weighted average shares
  outstanding ...................       17,694                17,694              17,694              17,694
                                       =======               =======            ========            ========



See accompanying notes to Consolidated Condensed Financial Statements.


                                                                   ------------------------
                                                                   SYMS CORP & SUBSIDIARIES
                                                                   ------------------------

Consolidated Condensed Statements of Cash Flows
-------------------------------------------------------------------------------------------
(In Thousands)

                                                                   THIRTY-NINE WEEKS ENDED

                                                          NOVEMBER 26, 1994          NOVEMBER 25, 1995
                                                          -----------------          -----------------
                                                             (UNAUDITED)                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities ................   $  3,614                    $   435
                                                               --------                    -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Expenditures for property and equipment ..................    (11,728)                    (2,540)
  Proceeds from sale of property and equipment .............        163                         93
                                                               --------                    -------
  Net cash used in investing activities ....................    (11,565)                    (2,447)
                                                               --------                    -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Short term borrowings ....................................     11,900                      2,575
  Payment of dividends .....................................     (2,654)                       --
  Repayments of  obligations under capital lease ...........       (175)                      (210)
                                                               --------                    -------
  Net cash provided by financing activities ................      9,071                      2,365
                                                               --------                    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................      1,120                        353
CASH AND CASH EQUIVALENTS, beginning of  year ..............      2,817                        457
                                                               --------                    -------
CASH AND CASH EQUIVALENTS, end of period ...................   $  3,937                    $   810
                                                               ========                    =======


See accompanying notes to Consolidated Condensed Financial Statements.

                                                        ------------------------
                                                        SYMS CORP & SUBSIDIARIES
                                                        ------------------------


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 26, 1994 AND NOVEMBER 25, 1995 (UNAUDITED)
-------------------------------------------------------------------------------

Note 1 - Syms Corp & Subsidiaries ("the Company") has changed its fiscal year end to the Saturday closest to the end of February. This report reflects the thirteen and thirty-nine weeks ended November 25, 1995 for the fiscal year ending March 2, 1996 and the comparable period for the thirteen and thirty-nine weeks ended November 26, 1994.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 26, 1994 and November 25, 1995 and the results of operations and cash flows for the thirteen and thirty-nine week periods ending November 26, 1994 and November 25, 1995.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Because of the seasonal nature of the Company's business, the results of it's operations for the thirty-nine week period ended November 25, 1995 is not necessarily indicative of the results for a full year.

Note 2 - Inventory at November 26, 1994 was computed using a gross profit margin estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger which enabled it to determine its interim inventory and gross margin based upon the retail method of accounting.

Note 3 - On August 30, 1995, the Company announced that shareholders holding a majority of the outstanding common stock of the Company had initiated a plan to take the Company private. Certain shareholders (including Sy Syms, Marcy Syms Merns and Stephen Merns) had agreed in principle to acquire 100% ownership in the Company through a merger with an entity that they would form. The company announced on October 13, 1995 that the plans to take the Company private had been abandoned.

Note 4 - Special charges consist of the following:

                                       Thirteen Weeks      Thirty-Nine Weeks
                                       --------------      -----------------
             Store close down costs:     ($484,000)             $716,000
                                         =========              ========

         Special charges relating to store close down costs which had been recorded in the two month transition period ended February 25, 1995 have been subsequently adjusted. The Company's experience with the real estate market in Cincinnati has led the Company to reevaluate its prior decision, and open the store in February 1996, operating in a reduced expense structure.

                                                        ------------------------
                                                        SYMS CORP & SUBSIDIARIES
                                                        ------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NET SALES

Net sales for the thirteen weeks ended November 25, 1995 decreased by $348,000 (less than 1%) when compared with the thirteen weeks ended November 26, 1994. Comparable store net sales increased by $731,000 (less than 1%) when compared with the same period last year. Net sales for the thirty-nine weeks ended November 25, 1995 increased by $1,296,000 (less than 1%) when compared with the thirty-nine weeks ended November 26, 1994. Comparable store net sales for the thirty-nine weeks ended November 25, 1995 decreased by $69,000 (less than 1%) when compared with the same period last year.

GROSS MARGIN

The gross margin for the thirteen and thirty-nine weeks ended November 25, 1995 was 37.0% and 35.2% respectively compared with 32.5% for the prior periods. The prior periods' gross margin was estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger which enabled it to determine its interim inventory and gross margin based upon the retail method of accounting.

SELLING, GENERAL AND ADMINISTRATIVE

As a percentage of net sales, selling, general and administrative expenses (excluding occupancy, depreciation and amortization, and interest - net expenses) were 22.0% for the thirteen weeks ended November 25, 1995 compared with 20.8% for the thirteen weeks ended November 26, 1994. For the thirty-nine weeks ended November 25, 1995 the percentage to net sales was 23.5% compared with 22.3% for the same period last year. The increase in operating, general and administrative expense is partly attributable to higher payroll and advertising costs.

In addition, costs of approximately $600,000 that were associated with the transaction discussed in Note 3 have been recorded in selling, general & administrative expenses in the thirteen weeks ended November 25, 1995.

The Company previously decided not to open a store for which it had entered into a lease commitment in Cincinnati, Ohio, but rather sublet the store. Subsequent experience with the real estate market in Cincinnati has led the Company to conclude, in November 1995, that the property would not be subleased in a reasonable time frame and at an acceptable rate. The Company has, therefore, decided to open the store in February 1996, operating in a reduced expense structure. The thirteen weeks ended November 25, 1995 reflects a pretax adjustment of ($484,000) to special charges for the estimated non-recoverable lease expense previously reserved in the two month transition period ended February 25, 1995 in the amount of $738,000. The current period's earnings for the thirty-nine weeks also reflect a pretax charge of $1,200,000 associated with the close down of a store previously reported.

OCCUPANCY

As a percentage of net sales, occupancy expenses for the thirteen weeks ended November 25, 1995 and November 26, 1994 were 3.2%. For the thirty-nine weeks ended November 25, 1995, occupancy expenses were 3.8% compared with 3.7% in the prior period.

INCOME BEFORE PROVISION FOR INCOME TAXES

Income before the provision for income taxes was $9,426,000 or 10.1% of net sales for the thirteen weeks ended November 25, 1995 compared with $5,486,000 or 5.9% of net sales in the prior period. Income before the provision for income taxes was $12,437,000 or 5.1% for the thirty-nine weeks ended November 25, 1995 compared with $9,007,000 or 3.7% of net sales in the prior period.

                                                        ------------------------
                                                        SYMS CORP & SUBSIDIARIES
                                                        ------------------------

NET INCOME

Net income after the provision for income taxes was $5,561,000 or 6.0% and $7,338,000 or 3.0% of net sales for the thirteen and thirty-nine weeks ended November 25, 1995, respectively, compared with $3,237,000 or 3.4% of net sales and $5,314,000 or 2.2% of net sales for the prior period's thirteen and thirty-nine weeks, respectively.

PROVISION FOR INCOME TAXES

Provision for income taxes, as a percentage of income before provision for income taxes was 41% for the period ended November 25, 1995

LIQUIDITY AND CAPITAL RESOURCES

Working capital at November 25, 1995 was $72,218,000.

Net cash provided by operating activities totaled $435,000 in the 1995 period compared with $3,614,000 in the 1994 period. In addition, merchandise inventories increased $31,819,000 to $128,626,000 at November 25, 1995 from $96,807,000 at December 31, 1994 due to the investment in merchandise inventories to take advantage of favorable purchase opportunities and lower than anticipated sales for the thirteen weeks ended November 25, 1995. Accounts payable and short-term borrowings on a combined basis increased $17,280,000 to $43,579,000 at November 25, 1995 from $26,299,000 at December 31, 1994 as a result of the above discussed increase in merchandise inventories.

Net cash used in investing activities was $2,447,000 in the 1995 period compared to $11,565,000 in the 1994 period. In the current period the Company invested cash for a store renovation in Pittsburgh and for a new store located in Cleveland, compared to the opening of five locations in the prior period.

Net cash provided by financing activities was $2,365,000 in the 1995 period compared with $9,071,000 in the 1994 period due primarily to less borrowings utilized in the current period and the payment of a dividend in the prior period.

Although it is not committed, the Company has planned capital expenditures of approximately $5,000,000 to $10,000,000 in 1995 compared with $14,591,000 in the year ended December 31, 1994 and $17,508,000 in the year ended January 1, 1994.

Management believes that existing resources, internally generated funds and funds available from its revolving credit agreement will be sufficient for future working capital and capital expenditure requirements, resulting in an increase in those expenses from the prior comparable period.

                                                        ------------------------
                                                        SYMS CORP & SUBSIDIARIES
                                                        ------------------------


PART II  -  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.   LEGAL PROCEEDINGS

          The legal proceedings disclosed in the Company's Form 10-Q for the quarterly period ended August 26, 1995 were dismissed in October 1995 and November 1995 after the Company announced that the plan to take the Company private had been abandoned.

Item 5.   OTHER INFORMATION

          On August 30, 1995, the Company announced that shareholders holding a majority of the outstanding common stock of the Company had initiated a plan to take the Company private. Certain shareholders (including Sy Syms, Marcy Syms Merns and Stephen Merns) had agreed in principle to acquire 100% ownership in the Company through a merger with an entity that they would form. In the proposed merger, shareholders whose shares would have been retired would have received a cash price of approximately $8.75 per share. Upon consummation of the merger, the Company's common stock would no longer have been publicly held. The Company announced on October 13, 1995 that the plans to take the Company private had been abandoned.

          The Company had been in the process of negotiating a bridge financing with United Jersey Bank for purposes of the above described transaction. As a result of such financing, the Company's leverage and debt service would have increased significantly. These negotiations have since been terminated.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS

          Exhibit 27 - Financial Data Schedule



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SYMS CORP
                                     ---------


                                      /s/ MARCY SYMS MERNS
                                     ------------------------------------------
                                     Marcy Syms Merns
                                     President





                                     /s/ KIRK R. ONEY
                                     ------------------------------------------
                                     Kirk R. Oney
                                     Accounting Manager
                                     (Acting Principal Financial &
                                     Accounting Officer)