Form 10-K
period 1996-03-02
SYMS CORP
filed 1996-05-29
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

(Mark one)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE FISCAL YEAR ENDED MARCH 2, 1996

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      COMMISSION FILE NUMBER 1-8564

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                            Name of each exchange on
    Title of each class                         which registered
    -------------------                         ----------------

Common Stock, $.05 Par Value                New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock of the registrant held by non-affiliates on May 2, 1996 was $49,949,536 based upon the closing price of such stock on that date.

        As of May 2, 1996, 17,694,015 shares of Common Stock were outstanding.

        Portions of the registrant's Proxy Statement for the 1996 annual meeting be to be filed pursuant to Regulation 14A, are incorporated in Part III hereof by reference.

===============================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Syms Corp operates a chain of thirty-eight "off-price" retail stores located throughout the Northeastern and middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

        Since the first Syms store opened in New York City in 1959, the Company has expanded to thirty-eight stores and the aggregate amount of selling space in the Syms stores increased from approximately 2,000 square feet to approximately 1,451,000 square feet. In March 1987, the Company relocated to an approximately 275,000 square foot distribution center and executive headquarters. Syms Corp was incorporated in New Jersey on July 11, 1983. On July 25, 1983, a reorganization was effected pursuant to which Syms Inc. and a newly formed corporation, Syms Advertising, Inc., became wholly owned subsidiaries of Syms Corp. Syms Advertising Agency, a sole proprietorship owned by Sy Syms, was transferred to Syms Advertising Inc. On December 31, 1985, Syms Inc. was merged into Syms Corp. Syms Inc. was the principal retailing subsidiary of Syms Corp and the operations previously conducted by Syms Inc. are now being conducted by Syms Corp.

        The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.

        As reported on March 17, 1995, the Company has changed its fiscal year end to the Saturday nearest to the end of February. Prior to this change the Company maintained its records on the basis of a 52-53 week fiscal year ending the Saturday closest to December 31.

DESCRIPTION OF BUSINESS

        The Syms chain of thirty-eight apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

        Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

MERCHANDISE

        For the year ended March 2, 1996 net sales were generated by the following categories:

    Men's tailored clothes and haberdashery..................    54%
    Women's dresses, suits, separates and accessories........    31
    Shoes....................................................     7
    Children's wear..........................................     6
    Luggage, domestics and fragrances........................     2
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

PURCHASING

        The Company purchases first-quality, in-season, brand-name merchandise directly from manufacturers on terms more favorable than those generally obtained by department and specialty stores. Syms estimates that approximately 200 brand-name manufacturers of apparel are represented in its stores. The Company does not maintain large out-of-season inventories. However, Syms occasionally buys certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season. Purchasing is performed by a buying staff in conjunction with the General Merchandise Manager and several other key divisional merchandise managers.

DISTRIBUTION

        The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 237,000 square feet of warehouse and distribution space, 38,000 square feet of office space and 25,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 280 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING

        The Company's pricing policy is to affix a ticket to each item displaying Syms selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertising price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 5.0% of net sales. The Company also offers "dividend" prices consisting of additional price reductions on various types of merchandise.

        The Company historically has advertised principally on television and radio. In the Fall of 1994, the Company revised its strategy and began to enhance its advertising by including print media in all of its markets as well as direct mail to its Syms credit card customer base. Syms has as its tag line "An Educated Consumer is Our Best Customer." The Company sells its merchandise for cash, checks, national credit cards, and its own Syms credit card. Syms sells its own credit card receivables on a non-recourse basis to a third party for a fee.

        Merchandise purchased from the Company may be returned within a reasonable amount of time, within season. The Company does not offer cash refunds for purchases, but issues credits toward the Syms charge card or store merchandise credits which may be used toward the purchase of other merchandise.

TRADEMARKS

        "Syms", An Educated Consumer is Our Best Customer" and "The More You Know About Clothing the Better it is for Syms" have been registered with the United States Patent and Trademark Office.

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

OPERATIONS AND CONTROL SYSTEMS

        The Company has implemented a merchandise control system which tracks product from its purchase to its ultimate sale in the Company's stores. The system tracks the product by store in approximately 750 categories. All the information regarding the product is transmitted daily through telephone lines to the Company's database at its executive headquarters. Each week the Company's executives receive detail reports regarding sales and inventory levels in units and retail dollars on a store by store basis.

        Management of the Company visit stores on a regular basis to coordinate with the store managers, among other things, in the training of employees in loss prevention methods. Each store has on premises security personnel during normal hours and a security system after hours.

EMPLOYEES

        At March 2, 1996, the Company had 2,161 employees of whom approximately 617 work part time. The Company has collective bargaining agreements with the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union which expire at various dates in 1997 and 1999 and cover 1,586 sales and tailor employees. The Company believes its relationships with the Unions are good. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store.

ITEM 2.  PROPERTIES

THE STORES

    Location

        At March 2, 1996 the Company had thirty-eight stores, seventeen of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.



                                 APPROXIMATE SELLING                                             APPROXIMATE SELLING
OWNED STORES                     SPACE AT MARCH 2,       LEASED STORES                           SPACE AT MARCH 2,
LOCATION                         1996 (SQ. FT.)          LOCATION                                1996 (SQ. FT.)
- --------                         --------------          --------                                --------------

New York City, New York           40,000                 Elmsford, New York                      50,000
Westbury, Long Island             72,000                 Woodbridge, New Jersey                  32,000
Commack, Long Island              36,000                 Berlin, Connecticut                     31,000
Buffalo, New York                 39,000                 N. Cranston, Rhode Island               27,000
Rochester, New York               32,000                 Norwood, Massachusetts                  36,000
Paramus, New Jersey               56,000                 Peabody, Massachusetts                  39,000
Secaucus, New Jersey              25,000                 Franklin Mills Mall, Pennsylvania       22,000
Cherry Hill, New Jersey           40,000                 Falls Church, Virginia                  28,000
Fairfield, Connecticut            22,000                 Potomac Mills Mall, Virginia            33,000
King of Prussia, Pennsylvania     41,000                 Rockville, Maryland                     56,000
Monroeville, Pennsylvania         31,000                 Baltimore, Maryland                     43,000
Fort Lauderdale, Florida          44,000                 West Palm Beach, Florida                36,000
Miami, Florida                    45,000                 Gurnee Mills Mall, Illinois             33,000
Tampa, Florida                    38,000                 Niles, Illinois                         32,000
Addison, Illinois                 47,000                 St. Louis, Missouri                     33,000
Norcross, Georgia                 51,000                 Charlotte, North Carolina               30,000
Southfield, Michigan              46,000                 Sharonville, Ohio                       31,000
Dallas, Texas                     42,000                                                        -------
Hurst, Texas                      38,000                 Total Leased Space                     592,000
Houston, Texas                    34,000                                                        =======
North Randall, Ohio                40,000
                                  ------

Total Owned Space                859,000
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

  Lease Terms

        Sixteen of the Company's thirty-eight stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Mr. Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:

                                                                        Range
                        Number of               Number of            in Years of
Calendar                 Leases            Leases with Renewal          Option
Periods                 Expiring                 Options             Periods (1)
- --------                ---------                -------             -----------
1996                       1                        1                     5
1997                       2                        1                     5
1998                       4                        4                   4-5
1999                       3                        1                     5
2000                       1                        1                     5
2001 and thereafter        6                        5                     5
                         ---                      ---
                          17                       13
                         ===                      ===

(1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

        Store leases provide for a base rental of between approximately $2.50 and $10.75 per square foot. In addition, under the "net, net, net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Four of the Company's stores have a percentage of sales rental as well as a fixed minimum rent. Rental payments for Syms' leased stores aggregated $4,320,000 for the year ended March 2, 1996, of which $600,000 was paid to Mr. Sy Syms as fixed rent.

  Store Openings/Closings

        On February 15, 1996, the Company opened a new store (approximately 31,000 square feet of selling space) in Sharonville, Ohio and on March 14, 1996 moved it North Randall, Ohio store (approximately 40,000 square feet of selling space) to Highland Heights, Ohio (approximately 36,000 square feet of selling space). During fiscal 1996 the Company closed its Hoffman Estates, Illinois store (approximately 31,000 square feet of selling space) on March 11, 1995 and its Sterling Heights, Michigan store (approximately 35,000 square feet of selling space) on July 30, 1995. On May 2, 1996, the Company opened a new store in Pittsburgh, Pennsylvania (approximately 40,000 square feet of selling space) and plans to open a second store (approximately 39,000 square feet of selling space) in New York City in the Fall of 1996.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is a party to routine litigation incident to its business. Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company, and after discussion with counsel, that there are no legal proceedings that will have a material adverse effect on the financial condition and results of operations of the Company. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
- -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

        The following table sets forth for the period indicated the high and low sales prices for the Company's common stock as reported by the New York Stock Exchange using the trading symbol SYM.

                                                       HIGH    LOW
                                                       ----    ---
        1997    First Quarter (through May 3, 1996)    $8 3/8  $7 3/4

        1996    Quarter ended March 2, 1996            $8 1/4  $7 1/8
                Quarter ended November 25, 1995         9 1/2   7 1/8
                Quarter ended August 26, 1995           8 3/8   6 3/4
                Quarter ended May 27, 1995              7 7/8   6 7/8

        1995    Two months ended February 25, 1995     $7      $6 5/8

        1994    Quarter ended December 31, 1994        $8 7/8  $6 3/8
                Quarter ended October 1, 1994           8 3/8   7 1/2
                Quarter ended July 2, 1994              8 3/4   7 1/2
                Quarter ended April 2, 1994            10 1/4   8 1/4

HOLDERS

        As of May 3, 1996 there were 236 record holders of the Company's Common Stock. The Company believes that there were in excess of 1,650 beneficial owners of the Company's Common Stock as of that date.

DIVIDENDS

        The Company paid dividends of five cents per share on January 3, 1994, May 2, 1994 and August 1, 1994 to shareholders of record on December 3, 1994, April 4, 1994 and July 1, 1994, respectively. The Board elected not to declare dividends in the third and fourth quarters of 1994, in the fiscal year ended March 2, 1996 and through May 3, 1996. Prior to the above mentioned dividends, the Company had not paid cash dividends on its Common Stock since its 1983 initial public offering. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon various factors including the earnings, capital requirements and financial condition of the Company (see
Note 5 to notes to consolidated financial statements regarding covenants in the Company's revolving credit agreement).

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended March 2, 1996, December 31, 1994, January 1, 1994, January 2, 1993 and December 28, 1991 and the two months ended February 25, 1995, except that the balance sheets at February 25, 1995 and February 26, 1994 are unaudited. The selected financial information presented below should be read in conjunction with such financial statements and notes thereto. The two months ended
February 26, 1994 is unaudited and presented only for comparative purposes.


                                                      FISCAL YEAR ENDED                          TWO MONTHS ENDED
                               -----------------------------------------------------------       ----------------
                               MARCH 2,  DECEMBER 31,  JANUARY 1,  JANUARY 2,  DECEMBER 28,  FEBRUARY 25, FEBRUARY 26,
                                 1996       1994         1994         1993        1991          1995         1994
                               --------  ------------  ----------  ----------  ------------  ------------  -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Income statement data:
Net sales ....................  $334,750   $326,651     $318,939    $319,623      $317,500      $46,632     $41,642
                                ========   ========     ========    ========       =======      =======     =======
Net income (loss) ............  $ 10,411   $  8,491     $ 10,847    $ 15,148      $ 14,261      $  (383)    $    50
                                ========   ========     ========    ========       =======      =======     =======
Net income (loss) per share ..  $   0.59   $   0.48     $   0.61    $   0.86      $   0.81      $ (0.02)    $    --
                                ========   ========     ========    ========       =======      =======     =======
Weighted Average Shares
Outstanding ..................    17,694     17,694       17,690      17,690        17,682        17,694      17,692
                                ========   ========     ========    ========       =======       =======     =======
Cash Dividends Per Share .....  $     --   $   0.10     $   0.05    $     --       $    --       $    --     $    --
                                ========   ========     ========    ========       =======       =======     =======
Balance sheet data:
Working Capital ..............  $ 75,521   $ 59,918     $ 59,871    $ 61,338       $ 51,972      $60,703     $52,539
Total  Assets ................   260,144    245,385      221,152     204,071        199,211      255,612     238,203
Long term debt and
capitalized leases(A) ........     1,304      1,696        1,974       2,209          7,010        1,645       1,931
Shareholders' equity .........   207,369    197,341      190,605     180,625        165,477      196,958     190,655


- ----------------------
(A)  Excludes current maturities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company has changed its fiscal year end to the Saturday nearest to the end of February. This change was reported on March 17, 1995. Prior to this change the Company maintained its records on the basis of a 52-53 week fiscal year ending the Saturday closest to December 31. The following discussion compares the fiscal years ended March 2, 1996, December 31, 1994, January 1, 1994 and the two months ended February 25, 1995 and February 26, 1994. The fiscal year ended March 2, 1996 was comprised of 53 weeks. Fiscal years 1994 and 1993 were comprised of 52 weeks.


RESULTS OF OPERATIONS

        Fiscal Year Ended March 2, 1996 Compared to December 31, 1994

        Net sales of $334,750,000 for the fiscal year ended March 2, 1996 increased $8,099,000 (2.5%) as compared to net sales of $326,651,000 for the fiscal year ended December 31, 1994. The increase was, for the most part, the result of fiscal 1996 being comprised of 53 weeks as compared to 52 weeks in the year ended December 31, 1994. The Company estimates that the extra week added approximately $5,100,000 in net sales to the 1996 fiscal year.

        Gross profit for the fiscal year ended March 2, 1996 was $117,189,000, an increase of $8,450,000 (7.8%) as compared to $108,739,000 for the fiscal year ended December 31, 1994. This increase resulted mainly from increased net sales of $8,099,000 and the Company's gross margin increasing to 35.0% from 33.3%. The 1.7% improvement in gross margin resulted primarily from increased levels of opportunistic and in-season purchases which created better values for the Company's customers, especially in the second half of the 1996 fiscal year.

        Selling, general and administrative expense was $70,579,000 (21.1% as a percentage of net sales) for the period ended March 2, 1996 as compared to $68,370,000 (20.9% as a percentage of net sales) for the fiscal year ended December 31, 1994. The increase of $2,209,000 was caused mainly by the extra week (53 weeks versus 52 weeks) of payroll and payroll related expenses and higher legal and professional fees as a result of the change in fiscal year and the proposed, but subsequently abandoned, "Going Private" transaction.

        Advertising expense for fiscal 1996 increased to $5,905,000, as compared to $5,069,000 in the year ending December 31, 1994 resulting from a return to TV and a commitment to expand the Company's advertising effort.

        Occupancy costs were $12,330,000 (3.68% as a percentage of net sales) for the period ended March 2, 1996, substantially unchanged from $12,017,000 (3.68% as a percentage of net sales) for the year ended December 31, 1994.

        Depreciation amounted to $7,751,000, a decrease of $1,103,000, as compared to $8,854,000 for the fiscal year ended December 31, 1994 primarily to certain assets becoming fully depreciated during this period, and the elimination of depreciable assets resulting from the closing of the Hoffman Estates and Sterling Heights stores.

        The provision for contractor advance and special charges for the fiscal year ended March 2, 1996 includes a $2,200,000 provision made in the fourth quarter in recognition of current information that a contractor advance may not be fully recoverable, a charge in the first quarter of $1,200,000 for costs associated with closing the store in Sterling Heights, Michigan, offset by a $714,000 adjustment to the $2,935,000 special charges for costs associated with the close down of the Hoffman, Illinois store, write-off of costs associated with a lease in Cincinnati in which the Company had initially decided to not open a store and write-off of pre-development costs associated with property located in Roseland, New Jersey taken in the two month period ended February 25, 1995. The $714,000 adjustment to the $2,935,000 special charges arose when the Company, based on subsequent experience with the real estate market in Cincinnati, Ohio, concluded in November 1995 that the property would not be subleased in a reasonable time frame and at an acceptable rate. The Company then decided to open the store in February, 1996, operating with a reduced expense structure.

        Income before income taxes of $17,645,000 increased $3,275,000 (22.8%), as compared to $14,370,000 for the fiscal year ended December 31, 1994. This increase for the most part reflects higher gross profit, offset by increased selling, general and administrative expense, advertising and special charges as discussed above.

        For the fiscal year ended March 2, 1996 the effective income tax rate was 41.0% as compared to 40.9% last year.

Fiscal Year Ended December 31, 1994 Compared to January 1, 1994

        In 1994, net sales were $326,651,000, an increase of $7,712,000 or 2.4%
from 1993. The increase was a result of an increase in net sales in the amount of $31,803,000 for stores opened in 1993 and 1994, offset by a decrease of $24,091,000 or 7.8% for comparable store net sales.

        In 1994, the Company's gross margin increased to 33.3% from 32.4% in 1993. The increase was the result of a higher initial markup partially offset by additional markdowns. As discussed in Note 1d. to notes to consolidated financial statements, the Company changed its method of valuing the inventory at December 31, 1994. The change in valuation resulted in a $780,000 increase to the gross margin.

        The Company estimates interim gross margin based principally upon historical experience. The determination of cost of sales for the fiscal year is based on a physical inventory at the end of December 31, 1994 and January 1, 1994. Using estimated gross margins for the first three quarters has resulted in upward adjustments to gross margin in the fourth quarter for the last several years. In 1994 the adjustment was due primarily to a higher initial markup. These adjustments resulted in an increase to gross profit of approximately $1,787,000 for the fourth quarter ended December 31, 1994. Beginning in January 1995, Syms is utilizing the retail inventory method for quarterly inventory valuation.

        As a percentage of net sales, selling, general and administrative expenses and advertising (excluding occupancy, depreciation and amortization) were 22.5% in 1994 and 21.2% in 1993. The increase in the 1994 fiscal year selling, general and administrative expenses and advertising (excluding occupancy, depreciation and amortization) was principally due to a full year of expenses related to the opening of five new stores in 1993, five new stores in 1994 and the decrease in comparable store sales. Generally, the percent to sales of selling, general and administrative expenses are higher for recently opened stores.

        Comparable store selling, general and administrative expenses decreased by $2,720,000 or 4.2% primarily due to a reduction in payroll and advertising costs. Overall selling, general and administrative expenses and advertising increased by $5,927,000 or 8.8% from the 1993 fiscal period to the 1994 fiscal period due to the opening of new stores.

        As a percentage of net sales, occupancy expenses were 3.7% in 1994 and 3.0% in 1993. In the 1994 fiscal period, occupancy expense increased as a percentage to net sales principally due to a full year of expenses attributable to the opening of five new stores in 1993, five new stores in 1994 and a decrease in comparable store net sales. The new stores primarily have been under leasing arrangements.

        Income before the provision for income taxes was 4.4% in 1994 and 6.0% in 1993. The decrease in income before the provision for income taxes in 1994 was due to a decrease in comparable store net sales and an overall increase in selling, general and administrative expenses as well as occupancy expenses and depreciation and amortization. These increases are primarily due to the costs associated with opening five new stores in 1993 and five new stores in 1994.

        In 1994 the effective income tax rate decreased to 40.9% from 43.2% in 1993. The decrease in the effective rate was attributable to a decrease in certain nondeductible expenses as well as state income taxes.

Two Months Ended February 25, 1995 Compared to Two Months Ended
February 26, 1994

        Net sales for the eight weeks ended February 25, 1995 were $46,632,000, an increase of $4,990,000 or 12.0% when compared with $41,642,000 for the eight weeks ended February 26, 1994. Comparable store net sales increased by $2,098,000 or 5.5%. This was augmented by an increase of $2,892,000 for stores opened less than one year.

        The gross margin for the eight weeks ended February 25, 1995 was 36.1% compared with 32.5% for the prior period. The prior period's gross margin was estimated by management. Commencing January 1, 1995, the Company implemented a retail stock ledger to determine its interim inventory and gross margin.

        As a percentage to net sales, selling, general and administrative expenses and advertising (excluding occupancy, depreciation and amortization) were 24.1% for the eight weeks ended February 25, 1995 and 25.2% for the eight weeks ended February 26, 1994. The decrease in selling, general and administrative expenses and advertising as a percentage to sales is attributable to an increase in net sales.

        As a percentage of net sales, occupancy expenses were 4.0% for the eight weeks ended February 25, 1995 and 4.1% for the eight weeks ended February 26, 1994.

        The special charges in the 1995 two month period of $2,935,000 include costs associated with the close down of the Hoffman, Illinois store, write-off of costs associated with a lease in Cincinnati, Ohio in which the Company had initially decided not to open a store and write-off of pre-development costs associated with property located in Roseland, New Jersey.

        Loss before the benefit from income taxes was $567,000 or 1.0% of net sales for the eight weeks ended February 25, 1995, compared with income before income taxes of $84,000 for the eight weeks ended February 26, 1994. The decrease in net income was attributable to the special charges, offset by the increase in net sales and a higher gross margin.

        Provision (benefit) for income taxes, as a percentage of income before income taxes, reflected a benefit of 32.4% for the transition period ended February 25, 1995, and an expense of 40.5% for the prior period ended February 26, 1994. The period ended February 25, 1995 includes a benefit of federal and state income taxes offset by certain other state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at March 2, 1996 was $75,521,000, an increase of $15,603,000 from December 31, 1994, and the ratio of current assets to current liabilities improved to 2.5 to 1 as compared to 2.3 to 1 at December 31, 1994.

        Working capital at December 31, 1994 was $59,918,000, an increase of $47,000 from January 1, 1994. The ratio of current assets to current liabilities fell to 2.3 to 1 at December 31, 1994 as compared to 3.2 to 1 at January 1, 1994.

        Net cash provided by operating activities totaled $11,136,000 for the fiscal year ended March 2, 1996 and decreased by $1,800,000 compared to $12,936,000 for the fiscal year ended December 31, 1994. Net income for 1996 amounted to $10,411,000 compared to $8,491,000 in 1994, an increase of $1,920,000. In the period ended March 2, 1996, cash provided from operating activities was mainly used to reduce accounts payable by $4,721,000 and to increase inventory by $2,694,000.

        Net cash provided by operating activities totaled $12,936,000 in 1994 compared to $12,297,000 in 1993. Net income for 1994 amounted to $8,491,000 compared to $10,847,000 in 1993, a decrease of $2,356,000. In 1994 merchandise inventories increased by $17,389,000 and accounts payable increased $8,535,000 primarily due to the addition of five new stores opened during 1994.

        Net cash used in investing activities was $4,452,000 for the fiscal year ended March 2, 1996. Net cash used in investing activities was $14,488,000 in 1994 compared to $12,178,000 in 1993. Expenditures for property and equipment totaled $4,777,000, $14,591,000 and $17,508,000 for the fiscal years ended March 2, 1996, December 31, 1994 and January 1, 1994, respectively.

        Net cash used in financing activities was $2,337,000 for the fiscal year ended March 2, 1996 resulting for the most part from the $2,050,000 repayment of short term borrowings. Net cash provided by financing activities was $911,000 in 1994. Net cash used in financing activities was $1,065,000 in 1993. The Company paid cash dividends of $0.10 per share in 1994, which totaled $1,769,000. The Company had net borrowings of $2,900,000 in 1994. In 1993, the Company paid cash dividends of $0.05 per share, which totaled $885,000.

        The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. At December 1, 1997 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2000. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the fiscal year ended March 2, 1996, under the revolving credit agreement, the borrowings peaked at $16,100,000 and the average amount of borrowings was $3,500,000 with a weighted average interest rate of 7.3%. For the fiscal year ended December 31, 1994, under the revolving credit agreement, the average amount of borrowings was $6,800,000 with a weighted average interest rate of 5.2%. For the fiscal year ended January 1, 1994, under the revolving credit agreement, the average amount of borrowings was $7,300,000 with a weighted average interest rate of 4.0%.

        The Company has planned capital expenditures of approximately $16,500,000 for the fiscal year ending March 2, 1997, which includes plans to open two new stores, to expand the Secaucus distribution center and to relocate one store from a leased location to a Company built store.

        Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending March 2, 1997.

IMPACT OF INFLATION AND CHANGING PRICES

        Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements are filed together with this report. See index to Consolidated Financial Statements in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company are as follows:

NAME                               AGE            TITLE
- ----                               ---            -----
Sy Syms(1)(2)(3).................  70   Chairman of the Board, Chief
                                        Executive Officer and
                                        Director of the Company

Marcy Syms(1)(2).................  45   President, Chief Operating
                                        Officer and Director of the
                                        Company

John K. Kabay....................  54   Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Director of the Company

Wilbur L. Ross, Jr.(3)(4)(5).....  58   Director of the Company

Harvey Weinberg(3)(4)(5).........  57   Director of the Company

- -----------------
        (1) Member of the Executive Committee of the Company.
        (2) Sy Syms is the father of Marcy Syms and Stephen A. Merns.
        (3) Member of the Compensation Committee of the Company.
        (4) Member of the Audit Committee of the Company.
        (5) Member of the Stock Option Committee of the Company.

        The following officers are significant employees of the Company:

NAME                               AGE            TITLE
- ----                               ---            -----
Stephen A. Merns(2)..............  43   Vice President, Secretary and Merchandise
                                        Manager Men's Tailored Clothing

Ronald Zindman...................  44   Vice President - General Merchandise
                                        Manager Ladies, Mens and Haberdashery

Allen Brailsford.................  51   Vice President - Operations

Douglas C. Meyer.................  43   Vice President - Marketing, Advertising and Sales
                                        Promotion

        The officers and directors of Syms Advertising, Inc. are: Sy Syms - Chairman of the Board, Chief Executive Officer and Director; Marcy Syms - President, Chief Operating Officer and Director and Stephen A. Merns, Secretary.

        The members of the Company's Board of Directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Executive officers are elected annually by the Board of Directors of the Company and serve at the pleasure of the Board. Marcy Syms and Stephen A. Merns are the children of Sy Syms. There are no other family relationships between any directors or executive officers of the Company. None of the organizations with which these persons were previously associated is a parent, subsidiary or other affiliate of the Company except as otherwise set forth.

        SY SYMS has been Chairman of the Board, Chief Executive Officer and a Director of the Company and/or its predecessors since 1959 and of Syms Inc. from 1959 through 1985. Mr. Sy Syms was Chief Operating Officer of the Company from 1983 to 1984. Mr. Syms has been a Director of Israel Discount Bank of New York since December 1991.

        MARCY SYMS has been President and a Director of the Company since 1983 and Chief Operating Officer of the Company since 1984. Ms. Marcy Syms was President and a Director of Syms Inc. from 1983 through 1985 and an officer and Director of Syms Inc. from 1978 through 1985.

        JOHN K. KABAY has been Vice President, Chief Financial Officer, Treasurer and a Director of the Company since February 12, 1996. Mr. Kabay was Senior Vice President of AmeriData Technologies, Inc. from 1994 to 1996 and Senior Vice President, Chief Financial Officer and Treasurer of Calvin Klein, Inc. from 1985 to 1994.

        WILBUR L. ROSS, JR. has been a Managing Director of Rothschild Inc. since 1976. He is a member of the Board of Directors of Mego Corp. He has been a director of the Company since 1983.

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

        STEPHEN A. MERNS has been Vice President, Secretary and Merchandise Manager Men's Tailored Clothing of the Company since January 1, 1986. Mr. Stephen A. Merns was Vice President and a buyer of men's haberdashery of Syms Inc. from 1980 through 1985 and Secretary of Syms Inc. from 1983 through 1985.

        RONALD ZINDMAN has been Vice President - General Merchandise Manager Ladies, Men's and Haberdashery since July 10, 1994. Previously, Mr. Zindman was Vice President - General Merchandise Manager Ladies from March 1993 to July 1994 and a buyer of men's and women's merchandise from March 1, 1990 to March 1993.

        ALLEN BRAILSFORD has been Vice President - Operations since January 1993. Previously Mr. Brailsford was Director of Operations from March 1992 to January 1993 and Director of Distribution from March 1985 to March 1992.

        DOUGLAS C. MEYER has been Vice President - Marketing, Advertising and Sales Promotion since July 1994. Mr. Meyer was Vice President, Marketing and Creative Services for Loehmann's from 1987 to 1994.

ITEM 11. EXECUTIVE COMPENSATION

        In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after March 2, 1996, the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 12 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after March 2, 1996, the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after March 2, 1996, the end of the fiscal year covered by this Report.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    PAGE NUMBER
(a)(1)  Financial Statements:

        Independent Auditors' Report.............................       F-1
        Consolidated Balance Sheets..............................       F-2
        Consolidated Statements of Income........................       F-3
        Consolidated Statements of Shareholders' Equity..........       F-4
        Consolidated Statements of Cash Flow.....................       F-5
        Notes to Consolidated Financial Statements...............    F-6 - F-15

        All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto:

(a)(3)  List of Exhibits:

        The following exhibits which are marked with an asterisk are filed as part of this Report and the other exhibits set forth below are incorporated by reference (utilizing the same exhibit numbers, except as stated otherwise below) from (i) the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 or (ii) where indicated, the Company's reports on Form 8-K or Form-10K or the Company's Proxy Statement (Commission File No. 1-8564). Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by a (+).

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

4.5     Mortgage & Note dated December 11, 1981 between Syms Inc. and New
        Jersey Economic Development Authority

9.1     Voting Trust Agreement, dated July 25, 1983

9.2     Supplemental Agreement and Amendment to Voting Trust Agreement, dated as of December 15, 1994 (Exhibit 9.1 to Form 8-K dated December 15,
        1994)

10.3    Elmsford (White Plains), New York Leased Premises
                10.3a   Lease, June 21, 1977
                10.3b   Lease Modification, December 28, 1978
                10.3c   Lease Modification, July 26, 1983
                10.3d   Consent, July 29, 1983
                10.3e   Parking Area Lease No. 1, July 29, 1969
                10.3f   Parking Area Sublease No. 1, November 29, 1974
                10.3g   Parking Area Lease No. 2, June 23, 1969
                10.3h   Parking Area Sublease No. 2, November 29, 1974
                10.3i   Assignment and Assumption, July 29, 1983

10.4    Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County,
        New Jersey. Assignment and Assumption of Ground Lease, dated May 8,
        1986, to Registrant (exhibit 28.1 to 8-K Report dated May 1986)

+10.21 Syms Corp 1983 Incentive Stock Option and Appreciation Plan as Amended and Restated (Exhibit A to Company's Proxy Statement for the 1993 Annual Meeting of Shareholders)

 10.29 Credit Card Program Agreement dated as of March 12, 1987 and as amended as of March 16, 1987 between General Electric Credit Card Corporation and Registrant (10-K Report for fiscal year ended December 31, 1987)

 10.32 Revolving Credit Agreement dated as of December 1, 1993 between Syms Corp and United Jersey Bank (8-K Report dated December 7, 1993)

*10.33 Form of Indemnification Agreement between Registrant and Directors and Executive Officers of the Registrant

*10.34 Credit Plan Agreement dated December 11, 1995 between Citicorp Retail Services, Inc. and Registrant

*21     List of Subsidiaries of the Company

*23     Consent of Deloitte & Touche LLP

*27     Financial Data Schedule


(b) Reports on Form 8-K:

    During the quarter ended March 2, 1996 no reports on Form 8-K were filed.

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SYMS CORP

                           By        SY SYMS
                              -----------------------
                                     Sy Syms
                               Chairman of the Board

                                 Date: May 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                         DATE
- ---------                          -----                         ----

SY SYMS                    Chairman of the Board,             May 29, 1996
- ----------------------     Chief Executive Officer
Sy Syms                    and Director
                           (principal executive officer)


MARCY SYMS                 President, Chief Operating         May 29, 1996
- ----------------------     Officer and Director
Marcy Syms


JOHN K. KABAY              Vice President, Chief              May 29, 1996
- ----------------------     Financial Officer, Treasurer
John K. Kabay              and Director (principal financial
                           and accounting officer)


WILBUR L. ROSS, JR.        Director                           May 29, 1996
- ----------------------
Wilbur L. Ross, Jr.


HARVEY WEINBERG            Director                           May 29, 1996
- ----------------------
Harvey Weinberg


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp and its subsidiaries as of March 2, 1996 and December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years ended March 2, 1996, December 31, 1994 and January 1, 1994 and the two month period ended February 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and subsidiaries as of March 2, 1996 and December 31, 1994 and the results of their operations and their cash flows for each of the three fiscal years ended March 2, 1996, December 31, 1994 and January 1, 1994 and the two month period ended February 25, 1995 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
New York, New York
May 9, 1996

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                           MARCH 2,      DECEMBER 31,
                                                             1996           1994
                                                             ----           ----
  ASSETS
  CURRENT ASSETS:
        Cash and cash equivalents                          $  4,804       $    706
        Merchandise inventories                             112,954         96,807
        Deferred income taxes                                 5,221          2,476
        Prepaid expenses and other current assets             3,521          5,275
                                                           --------       --------
                            Total current assets            126,500        105,264

  PROPERTY AND EQUIPMENT - Net of accumulated
        depreciation and amortization                       129,235        135,986

  OTHER ASSETS                                                4,409          4,135
                                                           --------       --------
  TOTAL ASSETS                                             $260,144       $245,385
                                                           ========       ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
        Accounts payable                                   $ 30,900       $ 23,399
        Accrued expenses                                      9,918          8,582
        Obligations to customers                              4,490          4,305
        Income taxes payable                                  5,331          5,882
        Short term borrowings                                  --            2,900
        Current portion of obligations
          under capital lease                                   340            278
                                                           --------       --------

                           Total current liabilities         50,979         45,346
                                                           --------       --------

  OBLIGATIONS UNDER CAPITAL LEASE                             1,304          1,696
                                                           --------       --------

  DEFERRED INCOME TAXES                                         255          1,002
                                                           --------       --------

  OTHER LONG TERM LIABILITIES                                   237          --
                                                           --------       --------

  COMMITMENTS

  SHAREHOLDERS' EQUITY:
        Common stock, par value $0.05 per share
          Authorized 30,000 shares; 17,694 shares
          outstanding as of March 2, 1996 and
          December 31, 1994                                     885            885
        Preferred stock, par value $100 per share
          Authorized 1,000 shares; none outstanding            --             --
        Additional paid-in capital                           11,709         11,709
        Retained earnings                                   194,775        184,747
                                                           --------       --------
                           Total shareholders' equity       207,369        197,341
                                                           --------       --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $260,144       $245,385
                                                           ========       ========

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  FISCAL YEAR ENDED                    TWO MONTHS ENDED
                                         --------------------------------------    --------------------------
                                         MARCH 2,    DECEMBER 31,    JANUARY 1,    FEBRUARY 25,  FEBRUARY 26,
                                           1996         1994            1994           1995          1994
                                           ----         ----            ----           ----          ----
                                                                                                  (Unaudited)

  NET SALES                              $334,750      $326,651      $ 318,939       $ 46,632       $41,642
  Cost of goods sold                      217,561       217,912        215,516         29,776        28,108
                                         --------      --------      ---------       --------       -------
  Gross profit                            117,189       108,739        103,423         16,856        13,534

  EXPENSES
  Selling, general and administrative      70,579        68,370         61,984         10,652        10,133
  Advertising                               5,905         5,069          5,528            576           364
  Occupancy                                12,330        12,017          9,626          1,841         1,702
  Depreciation and amortization             7,751         8,854          7,446          1,359         1,190
  Provision for contractor advance
     and special charges                    2,686          --             --            2,935          --
                                         --------      --------      ---------       --------       -------
  Income (loss) from operations            17,938        14,429         18,839           (507)          145
  Interest expense (income) - net             293            59           (243)            60            61
                                         --------      --------      ---------       --------       -------
  Income (loss) before income taxes        17,645        14,370         19,082           (567)           84
  Provision (benefit) for income taxes      7,234         5,879          8,235           (184)           34
                                         --------      --------      ---------       --------       -------

  NET INCOME (LOSS)                      $ 10,411      $  8,491      $  10,847       $   (383)      $    50
                                         ========      ========      =========       ========       =======

  Net Income (Loss) Per Share            $   0.59      $   0.48      $    0.61       $  (0.02)      $  --
                                         ========      ========      =========       ========       =======

  Weighted Average Shares Outstanding      17,694        17,694         17,690         17,694        17,692
                                         ========      ========      =========       ========       =======

  Cash Dividends Per Share               $   --        $   0.10      $    0.05       $   --         $  --
                                         ========      ========      =========       ========       =======

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           PREFERRED STOCK,           COMMON STOCK,
                                             AUTHORIZED,               AUTHORIZED,
                                            1,000 SHARES;            30,000 SHARES:
                                           $100 PAR VALUE           $0.05 PAR VALUE       ADDITIONAL
                                         ------------------       -------------------       PAID-IN        RETAINED
                                         SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL        EARNINGS
                                         ------      ------       ------       ------     ----------       ---------
  BALANCE - JANUARY 2, 1993                 --        $--         17,690        $885        $11,677        $ 168,063

  Exercise of stock options                 --         --              2         --              18             --

  Cash dividend                             --         --           --           --            --               (885)

  Net income - 1993                         --         --           --           --            --             10,847
                                           ---        ---         ------        ----        -------        ---------

  BALANCE - JANUARY 1, 1994                 --         --         17,692         885         11,695          178,025

  Exercise of stock options                 --         --              2         --              14             --

  Cash dividend                             --         --           --           --            --             (1,769)

  Net income - 1994                         --         --           --           --            --              8,491
                                           ---        ---         ------        ----        -------        ---------

  BALANCE - DECEMBER 31, 1994               --         --         17,694         885         11,709          184,747


  Net loss for the two months
    ended-February 25, 1995                 --         --           --           --            --               (383)


  Net income for the fiscal year
   ended-March 2, 1996                      --         --           --           --            --             10,411
                                           ---        ---         ------        ----        -------        ---------

  BALANCE - MARCH 2, 1996                   --        $--         17,694        $885        $11,709        $ 194,775
                                           ===        ===         ======        ====        =======        =========

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              FISCAL YEAR ENDED               TWO MONTHS ENDED
                                                                     -----------------------------------  -------------------------
                                                                      MARCH 2,   DECEMBER 31, JANUARY 1,  FEBRUARY 25, FEBRUARY 26,
                                                                        1996        1994         1994          1995        1994
                                                                        ----        ----         ----          ----        ----
                                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                              $ 10,411     $  8,491     $ 10,847     $   (383)    $     50
      Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
      Depreciation and amortization                                     7,751        8,854        7,446        1,359        1,190
      Deferred income taxes                                            (3,539)      (1,484)        (684)          47         --
      Loss (gain) on sale of property and equipment                        10          (73)         (10)         (16)        --
      Loss on disposal of assets                                        1,142         --           --          1,360         --
      Changes in operating assets and liabilities:
          (Increase) in merchandising inventories                      (2,694)     (17,389)     (11,686)     (13,453)      (9,000)
          (Increase) decrease in prepaid expenses
            and other current assets                                    2,158         (418)        (681)        (404)       2,403
          (Increase) decrease in other assets                            (306)        (290)        (702)           4           (2)
          (Decrease) increase in accounts payable                      (4,721)       8,535        9,259       12,222       14,573
          Increase (decrease) in accrued expenses                       1,203        4,164          161          133       (2,596)
          (Decrease) increase in obligations to
            customers                                                    (271)         805           90          456         (166)
          Increase in other long term liabilities                         237         --           --           --           --
          (Decrease) increase in income taxes                            (245)       1,741       (1,743)        (306)      (3,036)
                                                                     --------     --------     --------     --------     --------
              Net cash provided by operating activities                11,136       12,936       12,297        1,019        3,416
                                                                     --------     --------     --------     --------     --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from redemption of marketable
        securities                                                       --           --          5,300         --           --
      Expenditures for property and equipment                          (4,777)     (14,591)     (17,508)        (388)      (1,910)
      Proceeds from sale of property and equipment                        325          103           30           13         --
                                                                     --------     --------     --------     --------     --------
              Net cash (used in) investing activities                  (4,452)     (14,488)     (12,178)        (375)      (1,910)
                                                                     --------     --------     --------     --------     --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of dividends                                               --         (1,769)        (885)        --           --
      Repayments of obligations under capital lease                      (287)        (234)        (198)         (43)         (36)
      Revolving line of credit (repayments) borrowings                 (2,050)       2,900         --           (850)        --
      Exercise of options                                                --             14           18         --           --
                                                                     --------     --------     --------     --------     --------
              Net cash (used in) provided by
                financing activities                                   (2,337)         911       (1,065)        (893)         (36)
                                                                     --------     --------     --------     --------     --------
  NET INCREASE (DECREASE) IN CASH AND CASH                              4,347         (641)        (946)        (249)       1,470
  EQUIVALENTS
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          457        1,347        2,293          706        1,347
                                                                     --------     --------     --------     --------     --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  4,804     $    706     $  1,347     $    457     $  2,817
                                                                     ========     ========     ========     ========     ========
  SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
          Interest (net of amount capitalized)                       $    399     $    253     $     42     $   --       $   --
                                                                     ========     ========     ========     ========     ========
          Income taxes paid (refunds received) -
            net                                                      $ 11,026     $  5,106     $ 10,646     $    (33)    $   --
                                                                     ========     ========     ========     ========     ========

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 2, 1996, DECEMBER 31, 1994, JANUARY 1, 1994 AND THE TWO MONTHS ENDED FEBRUARY 25, 1995

NOTE 1     -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principal Business - Syms Corp operates a chain of thirty-eight "off-price" retail stores (thirty-nine in 1994) located throughout the Northeastern and middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. Principles of Consolidation - The consolidated financial statements include the accounts of Syms Corp and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

c. Accounting Period - The Company has changed its fiscal year end to the Saturday nearest to the end of February. This change was reported on March 17, 1995. The fiscal year ended March 2, 1996 was comprised of 53 weeks. The fiscal years ended December 31, 1994 and January 1, 1994 were comprised of 52 weeks.

d. Merchandise Inventories - Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method. During the fiscal year ended December 31, 1994, the Company changed its method of valuing inventory by computing separate cost complements for each department within its five merchandise categories. In the past, the Company computed a single cost complement for each of its five merchandise categories. Management believes the change results in a more accurate inventory valuation. This change resulted in a total increase to gross margin of $780,000 of which approximately one half relates to prior years. The Company considers that the effect on fiscal year end 1994 and prior years is not material.

e. Depreciation and Amortization - Depreciation is computed principally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. The cost of leaseholds and leasehold improvements are amortized over the terms of the leases or the useful lives of the assets, whichever is shorter.

    Facilities leases (Note 7) having the substance of financing transactions have been capitalized. The related lease obligations have been included as obligations under capital lease. The leased assets are being amortized as described above.

f. Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

g. Earnings Per Share - Net income per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during each period. The Company's common stock equivalents consist of outstanding stock options and for the periods ended March 2, 1996, December 31, 1994 and January 1, 1994, the effect of outstanding common stock options was not dilutive.

h. Cash and Cash Equivalents- Syms Corp considers credit card receivables and all short-term investments with a maturity of three months or less as cash equivalents.

i. Estimated Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value Of Financial Instruments", requires disclosure of the estimated fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their estimated fair value.

j. Pre-opening Costs - Store pre-opening costs are deferred until the store's opening, at which time they are expensed over the first 12 months of store operation.

k. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.  New Accounting Standards

    a. Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company has not adopted SFAS No. 121 for the period ended March 2, 1996. Based on the Company's review, the effect on its financial statements from the adoption of this statement is not expected to be material.

    b. Stock Based Compensation - In October 1995, the Statement of Financial Accounting Standards ("SFAS") No. 123 was issued. SFAS No. 123 encourages companies to adopt a fair value base method of accounting for stock-based compensation plans in place of the intrinsic value based method provided for by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies which continue to apply the provisions of APB 25 must make pro forma disclosure in the notes to their financial statements of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company plans to adopt SFAS No. 123 in the fiscal year ending March 2, 1997 on a pro forma disclosure basis.

m. Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

NOTE 2     -     PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                          MARCH 2,  DECEMBER 31,
                                                           1996        1994
                                                           ----        ----
                                                             (IN THOUSANDS)
  Land                                                    $ 34,060    $ 34,060
  Buildings and building improvements                      102,244     100,519
  Leasehold and leasehold improvements                      20,365      22,782
  Machinery and equipment                                   14,893      14,465
  Furniture and fixtures                                    15,547      14,923
  Capital lease                                              3,763       3,763
  Construction in progress                                   2,774       1,674
                                                          --------    --------

                                                           193,646     192,186

  Less accumulated depreciation and amortization            64,411      56,200
                                                          --------    --------

                                                          $129,235    $135,986
                                                          ========    ========

NOTE 3     -     INCOME TAXES

         The provision for income taxes is as follows:

                                  FISCAL YEAR ENDED            TWO MONTHS ENDED
                        -------------------------------------- ----------------
                        MARCH 2,      DECEMBER 31,  JANUARY 1,    FEBRUARY 25,
                          1996           1994         1994           1995
                          ----           ----         ----           ----
                                             (IN THOUSANDS)

  Current:
       Federal          $  9,109       $ 5,956       $ 7,152        $ (223)
       State               1,684         1,407         1,767           (22)
                        --------       -------       -------        ------
                          10,793         7,363         8,919          (245)
                        --------       -------       -------        ------
  Deferred:
       Federal            (2,622)       (1,202)         (528)           43
       State                (937)         (282)         (156)           18
                        --------       -------       -------        ------
                          (3,559)       (1,484)         (684)           61
                        --------       -------       -------        ------
                        $  7,234       $ 5,879       $ 8,235         $(184)
                        ========       =======       =======         =====

         The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                        FISCAL YEAR ENDED              TWO MONTHS ENDED
                                             ----------------------------------------  ----------------
                                             MARCH 2,      DECEMBER 31,    JANUARY 1,    FEBRUARY 25,
                                               1996           1994           1994           1995
                                               ----           ----           ----           ----
  Statutory Federal income tax rate            35.0%          35.0%          35.0%         (35.0)%
  State taxes, net of Federal
  income tax benefits                           5.3            5.5            5.3           (3.2)
  Officers' life insurance                      0.7            0.4            1.4            5.2
  Other, net                                    --             --             1.5            0.6
                                               ----           ----           ----          -----
  Effective income tax rate                    41.0%          40.9%          43.2%         (32.4)%
                                               ====           ====           ====          =====

The composition of the Company's deferred tax assets and liabilities is as follows:

                                                          MARCH 2,  DECEMBER 31,
                                                            1996       1994
                                                            ----       ----
                                                             (IN THOUSANDS)
Deferred tax assets:
  Capitalization of inventory costs                        $ 3,800    $ 1,760
  Capital lease                                                333        470
  Accounts receivable                                        1,018       --
  Other                                                        650        816
                                                           -------    -------
  Total deferred tax assets                                  5,801      3,046

Deferred tax liability:
  Depreciation method and different estimated lives           (835)    (1,572)
                                                           -------    -------
  Net                                                      $ 4,966    $ 1,474
                                                           =======    =======
Classified in balance sheet as follows:
  Current deferred tax asset                               $ 5,221    $ 2,476
  Deferred tax liability (net of noncurrent deferred tax
  asset)                                                      (255)    (1,002)
                                                           -------    -------
  Net                                                      $ 4,966    $ 1,474
                                                           =======    =======

NOTE 4     -     OBLIGATIONS TO CUSTOMERS

Obligations to customers represent credits issued for returned merchandise as well as gift certificates. The Company's policy is to allow customers to exchange credits issued for other merchandise or credit to the Syms charge card.

NOTE 5     -     BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. As of March 2, 1996 there were no outstanding borrowings under this agreement.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

Total interest charges incurred for the years ended March 2, 1996, December 31, 1994 and January 1, 1994 including amounts related to capital leases, were $623,000, $865,000 and $474,000, respectively, of which $105,000, $612,000 and
$431,000 were capitalized in fiscals 1996, 1994 and 1993, respectively, in connection with the purchase and construction of new facilities.

The interest rate on short term borrowings was 6.75% at March 2, 1996. At December 31, 1994 there was $2,900,000 in outstanding borrowings and there were no borrowings at January 1, 1994.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. At March 2, 1996 and at December 31, 1994, the Company had $3,786,000 and $4,290,000, respectively, in outstanding letters of credit.

NOTE 6     -     PENSION AND PROFIT SHARING PLANS

a. Pension Plan - The Company has a defined benefit pension plan for all employees other than those covered under collective bargaining agreements.

    The benefits are based on years of service and the employee's highest average pay during any five consecutive years within the ten-year period prior to retirement. Pension plan costs are funded annually. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

    The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                          MARCH 2, DECEMBER 31,
                                                           1996        1994
                                                           ----        ----
                                                            (IN THOUSANDS)
  Actuarial present value of benefit obligation:
    Accumulated benefit obligation, including vested
    benefits of $2,552 at March 2, 1996 and $3,156
    at December 31, 1994                                   $ 2,711    $ 3,355
                                                           =======    =======

  Projected benefit obligation                             $ 3,592    $ 3,393

  Plan assets at fair value, primarily mutual
    funds and United States Treasury bills                   3,249      2,853
                                                           -------    -------

  Plan assets less than projected benefit obligation          (343)      (540)

  Unrecognized net loss                                        186        375

  Unamortized net asset at transition                         (152)      (177)
                                                           -------    -------

  Accrued pension cost (included in accrued expenses)      $  (309)   $  (342)
                                                           =======    =======

Pension expense includes the following components:

                                                        FISCAL YEAR ENDED
                                               ---------------------------------
                                               MARCH 2,  DECEMBER 31, JANUARY 1,
                                                1996         1994        1994
                                                ----         ----        ----
                                                        (IN THOUSANDS)

  Service cost-benefits earned
  during the period                             $ 330       $ 384       $ 370

  Interest cost on the projected
  benefit obligation                              242         248         224

  Actual return on plan assets
                                                 (191)       (193)       (249)

  Net amortization and deferral                   (80)        (82)         (8)
                                                -----       -----       -----

  Net periodic pension cost                     $ 301       $ 357       $ 337
                                                =====       =====       =====



    The weighted average discount rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.75% during each of the years ended March 2, 1996 and December 31, 1994 and 4.5% for the year ended January 1, 1994. The expected long-term rate of return on plan assets was 8.5% during each of the years ended March 2, 1996, December 31, 1994 and January 1, 1994.

b. Profit-Sharing Plan - The Company has a profit-sharing plan for all employees other than those covered under collective bargaining agreements. Contributions to the profit-sharing plan are made at the discretion of the Plan's administrators.

    Profit-sharing plan contributions were $130,000 for each of the years ended March 2, 1996, December 31, 1994 and January 1, 1994, respectively.

c. 401-K Plan - In 1995, the Company established a defined contribution savings plan (401-K) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any contributions to this plan.

NOTE 7     -     COMMITMENTS

a. Leases - The Company has various operating leases and one capital lease for its retail stores, with terms expiring between 1996 and 2016. The Company also has a ground lease that expires in 2276. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

    Future minimum lease payments at March 2, 1996 are as follows:

                                                        CAPITAL LEASE      OPERATING
                                                         REAL ESTATE         LEASES
                                                         -----------         ------
                                                               (IN THOUSANDS)

     1997                                                 $     600        $   6,295
     1998                                                       600            6,916
     1999                                                       600            6,101
     2000                                                       450            5,384
     2001                                                       --             5,010
     2002 and thereafter                                        --            44,049
                                                          ---------        ---------
     Total minimum payments                                   2,250        $  73,755
                                                                           =========
     Less amount representing interest                          606
                                                          ---------
     Present value of net minimum lease payments              1,644

     Less current maturities                                    340
                                                          ---------
                                                          $   1,304
                                                          =========

Payments under the real estate capital lease, which expires in 1999, are payable to the Company's principal shareholder. Rental payments were $600,000 during each of the years ended March 2, 1996, December 31, 1994 and January 1, 1994.

Rent expense for operating leases is as follows:

                                        FISCAL YEAR ENDED              TWO MONTHS ENDED
                                 -----------------------------------   ----------------
                                 MARCH 2,  DECEMBER 31,   JANUARY 1,      FEBRUARY 25,
                                  1996         1994          1994            1995
                                  ----         ----          ----            ----
                                                 (IN THOUSANDS)
  Minimum rentals                $ 4,308      $ 4,030      $ 2,425          $ 698
  Escalation rentals                  24            9            9             28
  Contingent rentals                  40           25           28              4
  Sublease rentals                  (386)        (192)        (192)           (32)
                                 -------      -------      -------          -----

                                 $ 3,986      $ 3,872      $ 2,270          $ 698
                                 =======      =======      =======          =====

NOTE 8     -         STOCK OPTION PLAN

The Company's Stock Option Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1954 (as amended), non-qualified stock options or stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the common shares on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the common shares on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price. The Company has reserved 1,000,000 shares of common stock for issuance thereunder.

No option or stock appreciation rights may be granted under the stock option plan after July 2003. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company). The options are exercisable at a rate of 20% per year.

Transactions for the fiscal years ended March 2, 1996, December 31, 1994, January 1, 1994 and the two months ended February 25, 1995 are as follows:

                                                              FISCAL YEAR ENDED               TWO MONTHS ENDED
                                                -------------------------------------------   ----------------
                                                MARCH 2,       DECEMBER 31,      JANUARY 1,      FEBRUARY 2,
                                                 1996              1994            1994            1995
                                                 ----              ----            ----            ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Options outstanding, beginning of period          469              547              472               529
      Granted                                        -               57              122                 -
      Exercised                                      -               (2)              (2)                -
      Cancelled                                    (38)             (73)             (45)              (60)
                                               -------          -------          -------           -------
 Options outstanding, end of period                431              529              547               469
                                               =======          =======          =======           =======

 Option price range at period-end              $ 7.125          $ 7.125          $ 7.125           $ 7.125
                                                    to               to               to                to
                                               $12.250          $12.250          $12.250           $12.250

NOTE 9     -     OTHER TRANSACTIONS

Included in cost of sales for the three fiscal years ended March 2, 1996, December 31, 1994 and January 1, 1994 are purchases of approximately $5,139,000, $6,322,000 and $7,110,000, respectively, from a company related to the principal shareholder, as well as a licensee of the related company. In 1991 the Company entered into an agreement with the licensee to purchase annually approximately $4,200,000 of suits for a five year period ending December 31, 1996. Included in prepaid expenses and other current assets at March 2, 1996 and December 31, 1994 are advances to the licensee totalling approximately $3,438,000 and $3,519,000, respectively. The advances at March 2, 1996 are for purchases to be received in the Spring and Fall of 1996 and are to be received by the Company prior to December 31, 1996. A $2,200,000 provision was made for the fiscal year and fourth quarter ended March 2, 1996 in recognition of current information that the licensee advance may not be fully recoverable. In addition, the Company has guaranteed a letter of credit on behalf of the licensee totalling approximately $150,000, which expires on July 5, 1996 and at March 2, 1996 has advanced fabric in the approximate amount of $489,000.

NOTE 10    -    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                QUARTER
                                ----------------------------------------
                                  FIRST    SECOND     THIRD     FOURTH
                                  -----    ------     -----     ------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED MARCH 2, 1996
  Net sales                      $79,252   $72,814   $93,439   $ 89,245
                                 =======   =======   =======   ========

  Gross profit                   $27,174   $24,535   $34,577   $ 30,903
                                 =======   =======   =======   ========

  Net income                     $ 1,036   $   741   $ 5,561   $  3,073
                                 =======   =======   =======   ========

  Net income per share           $  0.06   $  0.04   $  0.32   $   0.17
                                 =======   =======   =======   ========

YEAR ENDED DECEMBER 31, 1994
  Net sales                      $68,642   $80,015   $77,813   $100,181
                                 =======   =======   =======   ========

  Gross profit                   $21,966   $26,348   $25,289   $ 35,136
                                 =======   =======   =======   ========

  Net income                     $   325   $ 1,654   $ 1,464   $  5,048
                                 =======   =======   =======   ========

  Net income per share           $  0.02   $  0.09   $  0.08   $   0.29
                                 =======   =======   =======   ========


Beginning January 1, 1995, the Company installed a computerized retail stock ledger system which enabled the Company to more accurately determine its interim inventory and gross margin based upon the retail method of accounting. Prior to January 1, 1995, the Company estimated interim gross profit based principally upon historical experience, which yields less precise results than the method used for year-end valuation purposes. The fourth quarter results for the period ended December 31, 1994 were impacted by a difference in gross profit determined as a result of physical inventories taken at year-end. This resulted in an increase to gross profit of approximately $1,787 for the fourth quarter ended December 31, 1994. In addition, the fourth quarter results for the period ended December 31, 1994 were impacted by the change in method of valuing the ending inventory totaling approximately $780.

                                    SYMS CORP
                                INDEX TO EXHIBITS

                The following exhibits which are marked with an asterisk are filed as part of this Report and the other exhibits set forth below are incorporated by reference (utilizing the same exhibit numbers, except as stated otherwise below) from (i) the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 or (ii) where indicated, the Company's reports on Form 8-K or Form 10-K or the Company's Proxy Statement (Commission File No. 1-8564). Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by a (+).

EXHIBIT                          DESCRIPTION                                      PAGE NO.
- -------                          -----------                                      --------
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

4.5     Mortgage & Note dated December 11, 1981 between Syms Inc. and New Jersey
        Economic Development Authority

9.1     Voting Trust Agreement, dated July 25, 1983

9.2 Supplemental Agreement and Amendment to Voting Trust Agreement, dated as of December 15, 1994 (Exhibit 9.1 to Form 8-K dated December 15, 1994)

10.3    Elmsford (White Plains), New York Leased Premises

                10.3a   Lease, June 21, 1977
                10.3b   Lease Modification, December 28, 1978
                10.3c   Lease Modification, July 26, 1983
                10.3d   Consent, July 29, 1983
                10.3e   Parking Area Lease No.1, July 29, 1969
                10.3f   Parking Area Sublease No. 1, November 29, 1974
                10.3g   Parking Area Lease No. 2, June 23, 1969
                10.3h   Parking Area Sublease No. 2, November 29, 1974
                10.3i   Assignment and Assumption, July 29, 1983

10.4    Ground lease at One Emerson Lane, Township of Secaucus, Hudson County,
        New Jersey
        Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (Exhibit 28.1 to 8-K Report dated May 1986)

+10.21 Syms Corp 1983 Incentive Stock Option and Appreciation Plan as Amended and Restated (Exhibit A to Company's Proxy Statement for the 1993 Annual
        Meeting of Shareholders)

10.29 Credit Card Program Agreement dated as of March 12, 1987 and as amended as of March 16, 1987 between General Electric Credit Card Corporation and Registrant (10-K Report for fiscal year ended December 31, 1987)

10.32   Revolving Credit Agreement dated as of December 1, 1993 between Syms
        Corp and United Jersey Bank (8-K Report dated December 7, 1993)

*10.33  Form of Indemnification Agreement between Registrant and Directors and
        Executive Officers of the Registrant

*10.34  Credit Plan Agreement dated December 11, 1995 between Citicorp Retail
        Services, Inc. and Registrant

*21     List of Subsidiaries of the Company

*23     Consent of Deloitte & Touche LLP

*27     Financial Data Schedule