Form 10-Q
period 1996-06-01
SYMS CORP
filed 1996-07-03
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                        For the Period Ended JUNE 1, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From_____________ to _____________

                          COMMISSION FILE NUMBER 1-8546

                                    SYMS CORP
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                       22-2465228
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

SYMS WAY, SECAUCUS, NEW JERSEY                               07094
(Address of principal executive offices)                   (Zip Code)

                                 (201) 902-9600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         At July 3, 1996, the latest practicable date, there were 17,694,015 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

                                      INDEX

                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         June 1, 1996, March 2, 1996 and May 27, 1995                                 1

         Condensed Consolidated Statements of Income for the
         Thirteen Weeks Ended June 1, 1996 and May 27, 1995                           2

         Condensed Consolidated Statements of Cash Flows for the
         Thirteen Weeks Ended June 1, 1996 and May 27, 1995                           3

         Notes to Condensed Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   5-6

PART II. OTHER INFORMATION                                                            7

         Item 1.  Legal Proceedings
         Item 2.  Changes In Securities
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                            7

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                    JUNE 1,     MARCH 2,      MAY 27,
                                                                     1996         1996         1995
                                                                  -----------   --------    -----------
                                                                  (UNAUDITED)    (NOTE)     (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents                                       $ 10,496     $  4,804     $  2,332
   Merchandise inventories                                          124,485      112,954      120,306
   Deferred income taxes                                              5,860        5,221        1,316
   Prepaid expenses and other current assets                          4,398        3,521        4,291
                                                                   --------     --------     --------

     TOTAL CURRENT ASSETS                                           145,239      126,500      128,245

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization                                    129,682      129,235      132,432

DEFERRED INCOME TAXES                                                   697         --            111
OTHER ASSETS                                                          4,581        4,409        4,056
                                                                   --------     --------     --------
     TOTAL ASSETS                                                  $280,199     $260,144     $264,844
                                                                   ========     ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                $ 45,017     $ 30,900     $ 43,099
   Accrued expenses                                                  11,009        9,918       12,853
   Obligations to customers                                           4,374        4,490        4,055
   Income taxes payable                                               6,211        5,331          979
   Short term borrowings                                               --           --          4,000
   Current portion of obligations under capital lease                   355          340          299
                                                                   --------     --------     --------

     TOTAL CURRENT LIABILITIES                                       66,966       50,979       65,285
                                                                   --------     --------     --------

OBLIGATIONS UNDER CAPITAL LEASE                                       1,210        1,304        1,565
                                                                   --------     --------     --------

DEFERRED INCOME TAXES                                                   842          255         --
                                                                   --------     --------     --------

OTHER LONG TERM LIABILITIES                                             431          237         --
                                                                   --------     --------     --------

COMMITMENTS

SHAREHOLDERS' EQUITY
   Common stock, par value $0.05 per share. Authorized 30,000 shares; 17,694 outstanding as of June 1, 1996, March 2,
      1996 and May 27, 1995                                             885          885          885
   Preferred stock, par value $100 per share. Authorized 1,000
      shares; none outstanding                                         --           --           --
   Additional paid-in capital                                        11,709       11,709       11,709
   Retained earnings                                                198,156      194,775      185,400
                                                                   --------     --------     --------

     TOTAL SHAREHOLDERS' EQUITY                                     210,750      207,369      197,994
                                                                   --------     --------     --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $280,199     $260,144     $264,844
                                                                   ========     ========     ========

NOTE: The balance sheet at March 2, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THIRTEEN WEEKS ENDED
                                                       -------------------------
                                                        JUNE 1,          MAY 27,
                                                          1996            1995
                                                       --------          -------
                                                               (UNAUDITED)
Net sales                                              $ 83,377          $79,252
Cost of goods sold                                       52,921           52,078
                                                       --------          -------
Gross profit                                             30,456           27,174

Expenses:

Selling, general and administrative                      17,024           17,300
Advertising                                               2,409            1,770
Occupancy                                                 3,175            3,082
Depreciation and amortization                             1,881            1,940
Provision for special charges                              --              1,200
                                                       --------          -------
Income from operations                                    5,967            1,882

Interest (income) expense - net                             (17)             126
                                                       --------          -------
Income before income taxes                                5,984            1,756
Provision for income taxes                                2,603              720
                                                       --------          -------
Net income                                             $  3,381          $ 1,036
                                                       ========          =======
Net income per share                                   $   0.19          $  0.06
                                                       ========          =======
Weighted average shares outstanding                      17,694           17,694
                                                       ========          =======

See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                THIRTEEN WEEKS ENDED
                                                                               ----------------------
                                                                                JUNE 1,       MAY 27,
                                                                                 1996          1995
                                                                               --------      --------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  3,381      $  1,036

     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
     Depreciation and amortization                                                1,881         1,940
     Deferred income taxes                                                         (252)         --
     (Gain) on sale of property and equipment                                       (25)          (65)
     Loss on disposal of assets                                                     244          --
     Changes in operating assets and liabilities:
          (Increase) in merchandising inventories                               (11,531)      (10,046)
          (Increase) decrease in prepaid expenses and other
                current assets                                                     (877)        1,388
          (Increase) decrease in other assets                                      (172)           79
          Increase in accounts payable                                           14,117         7,478
          Increase in accrued expenses                                            1,091         4,138
          (Decrease) in obligations to customers                                   (116)         (706)
          Increase in other long term liabilities                                   194          --
          Increase (decrease) in income taxes                                       384        (4,597)
                                                                               --------      --------
               Net cash provided by operating activities                          8,319           645
                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                     (2,579)         (719)
     Proceeds from sale of property and equipment                                    31            66
                                                                               --------      --------
               Net cash (used in) investing activities                           (2,548)         (653)
                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease                                  (79)          (67)
     Revolving line of credit borrowings - net                                     --           1,950
                                                                               --------      --------
               Net cash (used in) provided by financing activities                  (79)        1,883
                                                                               --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         5,692         1,875
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    4,804           457
                                                                               --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 10,496      $  2,332
                                                                               ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)                                 $     23      $    107
                                                                               ========      ========
          Income taxes paid (refunds received) - net                           $  2,476      $  5,318
                                                                               ========      ========

See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED JUNE 1, 1996 AND MAY 27, 1995
- --------------------------------------------------------------------------------
(UNAUDITED)
 .

NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of forty "off-price" retail stores (thirty-eight at March 2, 1996) located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended June 1, 1996 is not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996.

NOTE 3  - ACCOUNTING PERIOD

The Company changed its fiscal year end to the Saturday nearest to the end of February. This change was reported on March 17, 1995. The fiscal year ending March 1, 1997 will be comprised of 52 weeks. The fiscal year ended March 2, 1996 was comprised of 53 weeks.

NOTE 4  -  MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5  -  BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The interest rate on short term borrowings was 6.75% at June 1, 1996. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. As of June 1, 1996 and March 2, 1996 there were no outstanding borrowings under this agreement. At May 27, 1995 there was $4,000,000 in outstanding borrowings.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. At June 1, 1996, March 2, 1996 and May 27, 1995 the Company had $3,879,000,
$3,786,000 and $5,801,000, respectively, in outstanding letters of credit.

NOTE 6  -  PROVISION FOR SPECIAL CHARGES

The provision for special charges for the thirteen week period ended May 27, 1995 in the amount of $1,200,000 was for costs associated with closing the store in Sterling Heights, Michigan.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS

Thirteen Weeks Ended June 1, 1996 Compared to Thirteen Weeks Ended May 27, 1995

Net sales of $83,377,000 for the thirteen weeks ended June 1, 1996 increased $4,125,000 (5.2%) as compared to net sales of $79,252,000 for the thirteen weeks ended May 27, 1995. Three new stores (Sharonville, Pittsburgh and an additional Secaucus store) were included in the first quarter ended June 1, 1996. Comparable store sales increased 4.3% from the 1995 period. The 5.2% increase was for the most part, the result of an increase in average unit selling prices and an increase in the number of stores as compared to last year.

Gross profit for the thirteen weeks ended June 1, 1996 was $30,456,000, an increase of $3,282,000 (12.1%) as compared to $27,174,000 for the fiscal period ended May 27, 1995. This increase resulted mainly from increased net sales of $4,125,000 and the Company's gross margin increasing to 36.5% from 34.3%. The 2.2% improvement in gross margin resulted primarily from increased levels of opportunistic and in-season purchases which created better values for the Company's customers and lower markdowns.

Selling, general and administrative expense decreased $276,000 to $17,024,000 (20.4% as a percentage of net sales) for the thirteen weeks ended June 1, 1996 as compared to $17,300,000 (21.8% as a percentage of net sales) for the thirteen weeks ended May 27, 1995. This decrease resulted for the most part from the continuing effort on the part of Company management to reduce expenses.

Advertising expense for the thirteen weeks ended June 1, 1996 increased to $2,409,000, as compared to $1,770,000 in the thirteen week period ended May 27, 1995 resulting from a return to TV, a commitment to expand the Company's advertising effort and an increase of TV in single store markets.

Occupancy costs were $3,175,000 (3.8% as a percentage of net sales) for the thirteen week period ended June 1, 1996, substantially unchanged from $3,082,000 (3.9% as a percentage of net sales) for the period ended May 27, 1995.

Depreciation and amortization amounted to $1,881,000, a decrease of $59,000 as compared to $1,940,000 for the thirteen weeks ended May 27, 1995 due primarily to certain assets becoming fully depreciated during this period, and the elimination of depreciable assets resulting from the closing of the Hoffman Estates (March 1995) and Sterling Heights (July 1995) stores.

The provision for special charges for the thirteen week period ended May 27, 1995 in the amount of $1,200,000 was for costs associated with closing the store in Sterling Heights, Michigan.

Income before income taxes for the thirteen weeks ended June 1, 1996 of $5,984,000 materially increased $4,228,000 (more than tripled) as compared to $1,756,000 for the thirteen weeks ended May 27, 1995. As discussed above the increase in income before income taxes reflects for the most part higher gross profit, offset somewhat by increased selling, general and administrative and advertising expense, and no special charges in the current period.

For the thirteen week period ended June 1, 1996 the effective income tax rate was 43.5% as compared to 41.0% last year. Last year's rate was favorably impacted by the recognition of certain tax reserves provided for previous years that were no longer deemed necessary.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 1, 1996 was $78,273,000, an increase of $15,313,000 from $62,960,000 as of May 27, 1995, and the ratio of current assets to current liabilities improved to 2.17 to 1 as compared to 1.96 to 1 at May 27, 1995.

Net cash provided by operating activities totaled $8,319,000 for the thirteen weeks ended June 1, 1996 an increase of $7,674,000 as compared to $645,000 for the thirteen weeks ended May 27, 1995. Net income for 1996 amounted to $3,381,000 compared to $1,036,000 in 1995, an increase of $2,345,000. In the thirteen week period ended June 1, 1996, cash provided from operating activities was mainly used to increase inventory by $11,531,000, offset by an increase in accounts payable of $14,117,000.

Net cash used in investing activities was $2,548,000 for the thirteen weeks ended June 1, 1996. Net cash used in investing activities was $653,000 in 1995. Expenditures for property and equipment totaled $2,579,000 and $719,000 for the thirteen weeks ended June 1, 1996 and May 27, 1995, respectively.

Net cash used in financing activities was $79,000 for the thirteen weeks ended June 1, 1996. Net cash provided by financing activities was $1,883,000 in 1995 arising from an increase in revolving line of credit borrowings amounting to $1,950,000. As of May 27, 1995, the Company had net borrowings of $4,000,000 under its revolving credit agreement.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. At December 1, 1997 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2000. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the thirteen weeks ended June 1, 1996 there were no borrowings under the revolving credit agreement. For the thirteen weeks ended May 27, 1995 the average amount of borrowings under the revolving credit agreement was $2,288,000 with a weighted average interest rate of 7.5%.

The Company has planned capital expenditures of approximately $16,500,000 for the fiscal year ending March 1, 1997, which includes plans to open two new stores, to expand the Secaucus distribution center and to relocate one store from a leased location to a Company built store. Through the thirteen week period ended June 1, 1996 the Company has incurred $2,579,000 of capital expenditures relating to the $16,500,000.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending March 1, 1997.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


PART II.     OTHER INFORMATION
- --------------------------------------------------------------------------------

Item 1.          LEGAL PROCEEDINGS  -  None

Item 2.          CHANGES IN SECURITIES  -  None

Item 3.          DEFAULTS UPON SENIOR SECURITIES  -  None

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  None

Item 5.          OTHER INFORMATION  -  None

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

    (a)          Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K - During the quarter ended June 1, 1996 no reports on Form 8-K were filed.

    (c)          By-laws of Syms Corp, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SYMS CORP


DATE:  JULY 3, 1996              BY SY SYMS
                                   --------------------------------------------
                                    SY SYMS
                                    CHAIRMAN OF THE BOARD AND
                                    CHIEF EXECUTIVE OFFICER



                                 BY JOHN K. KABAY
                                   --------------------------------------------
                                    JOHN K. KABAY
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER AND TREASURER
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------

              Exhibit
                No.                          Description
              -------                        -----------

              Ex-27           Financial Data Schedule

              Ex-99(c)        By-laws of Syms Corp. as amended.