Form 10-Q
period 1996-08-31
SYMS CORP
filed 1996-10-02
CIK 724742

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

                      For the Period Ended AUGUST 31, 1996

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


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At September 30, 1996, the latest practicable date, there were 17,694,015 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

                                      INDEX
                                      -----


                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of

                  August 31, 1996, March 2, 1996 and August 26, 1995                    1

                  Condensed Consolidated Statements of Income for the Thirteen Weeks
                  and Twenty-Six Weeks Ended August 31, 1996 and August 26, 1995        2

                  Condensed Consolidated Statements of Cash Flows for the Twenty-Six
                  Weeks Ended August 31, 1996 and August 26, 1995                       3

                  Notes to Condensed Consolidated Financial Statements                  4

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            5-7


PART II. OTHER INFORMATION                                                              8

                  Item 4.  Submission of Matters to a Vote of Security Holders
                  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                             9

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                    AUGUST 31,       MARCH 2,        AUGUST 26,
                                                                                      1996             1996             1995
                                                                                     --------        --------        --------
                                                                                   (UNAUDITED)        (NOTE)        (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  6,744        $  4,804        $    319
   Merchandise inventories                                                            128,867         112,954         125,961
   Deferred income taxes                                                                5,977           5,221           1,316
   Prepaid expenses and other current assets                                            3,501           3,521           4,633
                                                                                     --------        --------        --------
     TOTAL CURRENT ASSETS                                                             145,089         126,500         132,229
PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization                                                      137,870         129,235         129,856
DEFERRED INCOME TAXES                                                                     686               -             111
OTHER ASSETS                                                                            5,457           4,409           4,150
                                                                                     --------        --------        --------
     TOTAL ASSETS                                                                    $289,102        $260,144        $266,346
                                                                                     ========        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                  $ 49,748        $ 30,900        $ 42,941
   Accrued expenses                                                                     9,734           9,918          10,214
   Obligations to customers                                                             4,313           4,490           3,965
   Income taxes payable                                                                 3,598           5,331           1,048
   Short term borrowings                                                                6,900               -           7,650
   Current portion of obligations under capital lease                                     371             340             312
                                                                                     --------        --------        --------

     TOTAL CURRENT LIABILITIES                                                         74,664          50,979          66,130
                                                                                     --------        --------        --------

OBLIGATIONS UNDER CAPITAL LEASE                                                         1,111           1,304           1,482
                                                                                     --------        --------        --------
DEFERRED INCOME TAXES                                                                     667             255               -
                                                                                     --------        --------        --------
OTHER LONG TERM LIABILITIES                                                               469             237               -
                                                                                     --------        --------        --------
COMMITMENTS

SHAREHOLDERS' EQUITY
   Common stock, par value; $0.05 per share. Authorized 30,000 shares; 17,694 outstanding as of August 31, 1996, March 2, 1996
      and August 26, 1995                                                                 885             885             885
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
      none outstanding                                                                      -               -               -
   Additional paid-in capital                                                          11,709          11,709          11,709
   Retained earnings                                                                  199,597         194,775         186,140
                                                                                     --------        --------        --------

     TOTAL SHAREHOLDERS' EQUITY                                                       212,191         207,369         198,734
                                                                                     --------        --------        --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $289,102        $260,144        $266,346
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


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                             --------------------           ----------------------
                                           AUGUST 31,     AUGUST 26,      AUGUST 31,       AUGUST 26,
                                             1996            1995            1996             1995
                                             ----            ----            ----             ----
                                                 (UNAUDITED)                      (UNAUDITED)

Net Sales                                  $ 75,128        $ 72,814        $158,505        $152,066
Cost of goods sold                           48,995          48,279         101,916         100,358
                                           --------        --------        --------        --------
Gross profit                                 26,133          24,535          56,589          51,708

Expenses:
Selling, general and administrative          17,599          17,191          34,623          34,490
Advertising                                     474             814           2,883           2,584
Occupancy                                     3,508           3,244           6,683           6,326
Depreciation and amortization                 1,949           1,926           3,830           3,866
Provision for special charges                     -               -               -           1,200
                                           --------        --------        --------        --------
Income from operations                        2,603           1,360           8,570           3,242

Interest expense - net                           53             105              36             231
                                           --------        --------        --------        --------
Income before income taxes                    2,550           1,255           8,534           3,011
Provision for income taxes                    1,109             515           3,712           1,234
                                           --------        --------        --------        --------
Net income                                 $  1,441        $    740        $  4,822        $  1,777
                                           ========        ========        ========        ========
Net income per share                       $   0.08        $      -        $   0.27        $   0.10
                                           ========        ========        ========        ========
Weighted average shares outstanding          17,694          17,694          17,694          17,694
                                           ========        ========        ========        ========

See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                  TWENTY-SIX WEEKS ENDED
                                                                                  ----------------------
                                                                                  AUGUST 31,      AUGUST 26,
                                                                                    1996            1995
                                                                                    ----            ----
                                                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $  4,822         $  1,777

     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
     Depreciation and amortization                                                   3,830            3,866
     Deferred income taxes                                                            (710)               -
     (Gain) on sale of property and equipment                                          (37)             (51)
     Loss on disposal of assets                                                        244            1,087
     Changes in operating assets and liabilities:
          (Increase) in merchandising inventories                                  (15,913)         (15,701)
          Decrease in prepaid expenses and other current assets                         20            1,046
          (Increase) in other assets                                                (1,048)             (15)
          Increase in accounts payable                                              18,848            7,320
          (Decrease) increase in accrued expenses                                     (184)           1,499
          (Decrease) in obligations to customers                                      (177)            (796)
          Increase in other long term liabilities                                      232                -
          (Decrease) in income taxes                                                (2,053)          (4,528)
                                                                                  --------         --------
               Net cash provided by (used in) operating activities                   7,874           (4,496)
                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                       (12,716)          (1,180)
     Proceeds from sale of property and equipment                                       44               75
                                                                                  --------         --------
               Net cash (used in) investing activities                             (12,672)          (1,105)
                                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease                                    (162)            (137)
     Revolving line of credit borrowings - net                                       6,900            5,600
                                                                                  --------         --------
               Net cash provided by financing activities                             6,738            5,463
                                                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,940             (138)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       4,804              457
                                                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  6,744         $    319
                                                                                  ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)                                    $     57         $    183
                                                                                  ========         ========

          Income taxes paid - net                                                 $  3,977         $  5,820
                                                                                  ========         ========



See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
--------------------------------------------------------------------------------

(UNAUDITED)

NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of forty "off-price" retail stores (thirty-eight at March 2, 1996) located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2  -  BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996.


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

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The interest rate on short term borrowings was 6.75% at August 31, 1996. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. The Company had outstanding borrowings of $6,900,000, $0, and $7,650,000 as of August 31, 1996, March 2, 1996 and August 26, 1995, respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. At August 31, 1996, March 2, 1996 and August 26, 1995 the Company had $7,896,000, $3,786,000 and $6,953,000, respectively, in outstanding letters of credit.

NOTE 6  -  PROVISION FOR SPECIAL CHARGES

The provision for special charges for the twenty-six week period ended August 26, 1995 in the amount of $1,200,000 was for costs associated with closing the store in Sterling Heights, Michigan.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended August 31, 1996 Compared to Thirteen and Twenty-Six Weeks Ended August 26, 1995

Net sales of $75,128,000 for the thirteen weeks ended August 31, 1996 increased $2,314,000 (3.2%) as compared to net sales of $72,814,000 for the thirteen weeks ended August 26, 1995. For the twenty-six weeks ended August 31, 1996 sales increased $6,439,000 (4.2%) to $158,505,000 as compared to net sales of $152,066,000 for the twenty-six weeks ended August 26, 1995. Three new stores (Sharonville, Pittsburgh and an additional Secaucus store) were included in the twenty-six weeks ended August 31, 1996. Comparable store sales increased 1.3% for the thirteen weeks and 2.8% for the twenty-six weeks ended August 31, 1996 from the 1995 period. The 4.2% increase was, for the most part, the result of an increase in average unit selling prices and an increase in the number of stores as compared to last year.

Gross profit for the thirteen weeks ended August 31, 1996 was $26,133,000, an increase of $1,598,000 (6.5%) as compared to $24,535,000 for the fiscal period ended August 26, 1995. Gross profit for the twenty-six weeks ended August 31, 1996 was $56,589,000, an increase of $4,881,000 (9.4%) as compared to
$51,708,000 for the fiscal period ended August 26, 1995. This increase resulted mainly from increased net sales of $6,439,000 and the Company's gross margin increasing to 35.7% from 34.0%. The 1.7% improvement in gross margin resulted primarily from increased levels of opportunistic and in-season purchases which created better values for the Company's customers and lower markdowns.

Selling, general and administrative expense increased $408,000 to $17,599,000 (23.4% as a percentage of net sales) for the thirteen weeks ended August 31, 1996 as compared to $17,191,000 (23.6% as a percentage of net sales) for the thirteen weeks ended August 26, 1995. Selling, general and administrative expense increased $133,000 to $34,623,000 (21.8% as a percentage of net sales) for the twenty-six weeks ended August 31, 1996 as compared to $34,490,000 (22.7% as a percentage of net sales) for the twenty-six weeks ended August 26, 1995.


Advertising expense for the thirteen weeks ended August 31, 1996 decreased to $474,000, as compared to $814,000 in the thirteen week period ended August 26, 1995. Advertising expense for the twenty-six weeks ended August 31, 1996 increased to $2,883,000, as compared to $2,584,000 in the twenty-six week period ended August 26, 1995, resulting from a return to TV, a commitment to expand the Company's advertising effort and an increase of TV in single store markets during the first thirteen weeks of this fiscal period.


Occupancy costs were $3,508,000 (4.7% as a percentage of net sales) for the thirteen week period ended August 31, 1996, up from $3,244,000 (4.5% as a percentage of net sales) for the thirteen week period ended August 26, 1995. Occupancy costs were $6,683,000 (4.2% as a percentage of net sales) for the twenty-six week period ended August 31, 1996, up from $6,326,000 (4.2% as a percentage of net sales) for the period ended August 26, 1995.

Depreciation and amortization amounted to $1,949,000, an increase of $23,000 as compared to $1,926,000 for the thirteen weeks ended August 26, 1995. Depreciation and amortization amounted to $3,830,000, a decrease of $36,000 as compared to $3,866,000 for the twenty-six weeks ended August 26, 1995.

The provision for special charges for the twenty-six week period ended August 26, 1995 in the amount of $1,200,000 was for costs associated with closing the store in Sterling Heights, Michigan.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

Income before income taxes for the thirteen weeks ended August 31, 1996 of $2,550,000 increased $1,295,000 as compared to $1,255,000 for the thirteen weeks ended August 26, 1995. Income before income taxes for the twenty-six weeks ended August 31, 1996 of $8,534,000 materially increased $5,523,000 as compared to $3,011,000 for the twenty-six weeks ended August 26, 1995. As discussed above the increase in income before income taxes reflects for the most part higher gross profit, offset somewhat by increased selling, general and administrative, advertising and occupancy expense, and no special charges in the current period.

For the thirteen and twenty-six week periods ended August 31, 1996 the effective income tax rate was 43.5% as compared to 41.0% last year. Last year's rate was favorably impacted by the recognition of certain tax reserves provided for previous years that were no longer deemed necessary.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at August 31, 1996 was $70,425,000, an increase of $4,326,000 from $66,099,000 as of August 26, 1995, and the ratio of current assets to current liabilities improved to 1.94 to 1 as compared to 2.00 to 1 at August 26, 1995.

Net cash provided by operating activities totaled $7,874,000 for the twenty-six weeks ended August 31, 1996 an increase of $12,370,000 as compared to $4,496,000 used in operating activities for the twenty-six weeks ended August 26, 1995. Net income for 1996 amounted to $4,822,000 compared to $1,777,000 in 1995, an increase of $3,045,000. In the twenty-six week period ended August 31, 1996, cash provided from operating activities was mainly used to increase inventory by $15,913,000, offset by an increase in accounts payable of $18,848,000.

Net cash used in investing activities was $12,672,000 and $1,105,000 for the twenty-six weeks ended August 31, 1996 and August 26, 1995, respectively.

Net cash provided by financing activities was $6,738,000 for the twenty-six weeks ended August 31, 1996, compared to $5,463,000 in 1995. Both increases resulted from an increase in revolving line of credit borrowings amounting to $6,900,000 in 1996 and 5,600,000 in 1995. As of August 31, 1996 and August 26,
1995, the Company had net borrowings of $6,900,000 and $7,650,000, respectively, under its revolving credit agreement.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. At December 1, 1997 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2000. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the twenty-six weeks ended August 31, 1996 borrowings under the revolving credit agreement were $1,214,000 with a weighted average interest rate of 6.40%. For the twenty-six weeks ended August 26, 1995 borrowings under the revolving credit agreement were $2,791,000 with a weighted average interest rate of 7.50%.

The Company has planned capital expenditures of approximately $16,500,000 for the fiscal year ending March 1, 1997, which includes plans to open two new stores, to expand the Secaucus distribution center and to relocate one store from a leased location to a Company built store. Through the twenty-six week period ended August 31, 1996 the Company has incurred $12,716,000 of capital expenditures relating to the $16,500,000.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending March 1, 1997.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


PART II.     OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The 1996 Annual Meeting of Stockholders of the Company was held on July 10, 1996.

            (b) The following eight persons were elected as directors at the meeting pursuant to the following vote:
                                                   For                 Withhold
                                                   ---                 --------
                  Sy Syms                       14,670,201              83,171
                  Marcy Syms                    14,668,201              85,171
                  John K. Kabay                 14,669,901              83,471
                  Wilbur L. Ross, Jr.           14,667,901              85,471
                  Harvey Weinberg               14,667,901              85,471
                  Philip G. Barach              14,669,701              83,671
                  David A. Messer               14,669,801              83,571
                  Stephen A. Merns              14,668,201              85,171

                Effective August 7, 1996 John K. Kabay resigned as a member of the board of directors.

            In the approval of the appointment of Deloitte & Touche LLP as the independent accountants of the Company, the vote was as follows:

                  For:                  14,742,682
                  Against:                   8,515
                  Abstain:                   2,175

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K - During the quarter ended August 31, 1996 no reports on Form 8-K were filed.

                                                  ------------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SYMS CORP


                Date: October 2, 1996   By  /s/ Marcy Syms Merns
                                           ------------------------------
                                           MARCY SYMS MERNS
                                           PRESIDENT


                                        By /s/ Kirk R. Oney
                                           ------------------------------
                                           KIRK R. ONEY
                                           ACCOUNTING MANAGER
                                           (Acting Principal Financial and
                                           Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO                                     DESCRIPTION

   27                                   FINANCIAL DATA SCHEDULE