Form 10-Q/A
period 1996-08-31
SYMS CORP
filed 1996-10-03
CIK 724742

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A

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


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                             --------------------           ----------------------
                                           AUGUST 31,     AUGUST 26,      AUGUST 31,       AUGUST 26,
                                             1996            1995            1996             1995
                                             ----            ----            ----             ----
                                                 (UNAUDITED)                      (UNAUDITED)

Net Sales                                  $ 75,128        $ 72,814        $158,505        $152,066
Cost of goods sold                           48,995          48,279         101,916         100,358
                                           --------        --------        --------        --------
Gross profit                                 26,133          24,535          56,589          51,708

Expenses:
Selling, general and administrative          17,599          17,191          34,623          34,490
Advertising                                     474             814           2,883           2,584
Occupancy                                     3,508           3,244           6,683           6,326
Depreciation and amortization                 1,949           1,926           3,830           3,866
Provision for special charges                     -               -               -           1,200
                                           --------        --------        --------        --------
Income from operations                        2,603           1,360           8,570           3,242

Interest expense - net                           53             105              36             231
                                           --------        --------        --------        --------
Income before income taxes                    2,550           1,255           8,534           3,011
Provision for income taxes                    1,109             515           3,712           1,234
                                           --------        --------        --------        --------
Net income                                 $  1,441        $    740        $  4,822        $  1,777
                                           ========        ========        ========        ========
Net income per share                       $   0.08        $   0.04        $   0.27        $   0.10
                                           ========        ========        ========        ========
Weighted average shares outstanding          17,694          17,694          17,694          17,694
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