Form 10-Q
period 1996-11-30
SYMS CORP
filed 1997-01-09
CIK 724742

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended NOVEMBER 30, 1996

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


At December 31, 1996, the latest practicable date, there were 17,694,015 shares outstanding of Common Stock, par value $0.05 per share.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


                                      INDEX


                                                                                              PAGE NO.
                                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  November 30, 1996, March 2, 1996 and November 25, 1995                         1

                  Condensed Consolidated Statements of Income for the Thirteen Weeks
                  and Thirty-Nine Weeks Ended November 30, 1996 and November 25, 1995            2

                  Condensed Consolidated Statements of Cash Flows for the Thirty-Nine
                  Weeks Ended November 30, 1996 and November 25, 1995                            3

                  Notes to Condensed Consolidated Financial Statements                           4

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     5-7



PART II. OTHER INFORMATION                                                                       8

                  Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                                                       9

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                    NOVEMBER 30,     MARCH 2,     NOVEMBER 25,
                                                                                       1996           1996           1995
                                                                                    ------------   ------------   ------------
                                                                                    (UNAUDITED)      (Note 1)     (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $      4,544   $      4,804   $        810
   Merchandise inventories                                                               143,074        112,954        128,626
   Deferred income taxes                                                                   5,994          5,221          1,316
   Prepaid expenses and other current assets                                               2,175          3,521          5,236
                                                                                    ------------   ------------   ------------

     TOTAL CURRENT ASSETS                                                                155,787        126,500        135,988

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization                                                         143,193        129,235        129,163

DEFERRED INCOME TAXES                                                                        784           --              111

OTHER ASSETS                                                                               6,386          4,409          4,199
                                                                                    ------------   ------------   ------------

     TOTAL ASSETS                                                                   $    306,150   $    260,144   $    269,461
                                                                                    ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $     56,396   $     30,900   $     38,954
   Accrued expenses                                                                       10,894          9,918         13,494
   Obligations to customers                                                                4,623          4,490          4,080
   Income taxes payable (Note 2)                                                           8,267          5,331          2,291
   Short term borrowings                                                                   2,350           --            4,625
   Current portion of obligations under capital lease                                        387            340            326
                                                                                    ------------   ------------   ------------

     TOTAL CURRENT LIABILITIES                                                            82,917         50,979         63,770

OBLIGATIONS UNDER CAPITAL LEASE                                                            1,008          1,304          1,395

DEFERRED INCOME TAXES                                                                        849            255           --

OTHER LONG TERM LIABILITIES                                                                  548            237           --

COMMITMENTS

SHAREHOLDERS' EQUITY
   Common stock, par value; $0.05 per share. Authorized 30,000 shares; 17,694 outstanding as of November 30, 1996, March 2, 1996
      and November 25, 1995                                                                  885            885            885
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
      none outstanding                                                                      --             --             --
   Additional paid-in capital                                                             11,709         11,709         11,709
   Retained earnings                                                                     208,234        194,775        191,702
                                                                                    ------------   ------------   ------------

     TOTAL SHAREHOLDERS' EQUITY                                                          220,828        207,369        204,296
                                                                                    ------------   ------------   ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $    306,150   $    260,144   $    269,461
                                                                                    ============   ============   ============





NOTES:

(1) The balance sheet at March 2, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) Income taxes payable for the period ended November 30, 1996 includes $500,000 in deferred income taxes.

See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                               --------------------       -----------------------
                                            NOVEMBER 30,  NOVEMBER 25,   NOVEMBER 30,   NOVEMBER 25,
                                               1996           1995           1996           1995
                                               ----           ----           ----           ----
                                                   (UNAUDITED)                   (UNAUDITED)
Net Sales                                 $     96,225   $     93,439    $    254,730   $    245,506
Cost of goods sold                              54,731         58,862         156,647        159,221
                                          ------------   ------------    ------------   ------------
Gross profit                                    41,494         34,577          98,083         86,285

Expenses:
Selling, general and administrative             17,913         17,647          52,536         52,136
Advertising                                      2,410          2,876           5,293          5,460
Occupancy                                        3,666          3,017          10,349          9,343
Depreciation and amortization                    2,034          1,947           5,864          5,813
Provision for special charges                     --             (484)           --              716
                                          ------------   ------------    ------------   ------------
Income from operations                          15,471          9,574          24,041         12,817

Interest expense - net                             184            148             220            380
                                          ------------   ------------    ------------   ------------
Income before income taxes                      15,287          9,426          23,821         12,437
Provision for income taxes                       6,650          3,865          10,362          5,099
                                          ------------   ------------    ------------   ------------
Net income                                $      8,637   $      5,561    $     13,459   $      7,338
                                          ============   ============    ============   ============
Net income per share                      $       0.49   $       0.31    $       0.76   $       0.41
                                          ============   ============    ============   ============
Weighted average shares outstanding             17,694         17,694          17,694         17,694
                                          ============   ============    ============   ============

See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                   THIRTY-NINE WEEKS ENDED
                                                                                   -----------------------
                                                                                 NOVEMBER 30     NOVEMBER 25
                                                                                    1996            1995
                                                                                    ----            ----
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $     13,459    $      7,338

     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
     Depreciation and amortization                                                      5,864           5,813
     Deferred income taxes                                                               (463)           --
     (Gain) on sale of property and equipment                                             (38)            (57)
     Loss on disposal of assets                                                           244           1,087
     Changes in operating assets and liabilities:
          (Increase) in merchandising inventories                                     (30,120)        (18,366)
          Decrease in prepaid expenses and
            other current assets                                                        1,346             443
          (Increase) in other assets                                                   (1,977)            (64)
          Increase in accounts payable                                                 25,496           3,333
          Increase  in accrued expenses                                                   976           4,779
          Increase (decrease) in obligations to customers                                 133            (681)
          Increase in other long term liabilities                                         311            --
          Increase (decrease) in income taxes                                           2,436          (3,285)
                                                                                 ------------    ------------
               Net cash provided by operating activities                               17,667             340
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                          (20,078)         (2,445)
     Proceeds from sale of property and equipment                                          50              93
                                                                                 ------------    ------------
               Net cash (used in) investing activities                                (20,028)         (2,352)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease                                       (249)           (210)
     Revolving line of credit borrowings - net                                          2,350           2,575
                                                                                 ------------    ------------
               Net cash provided by financing activities                                2,101           2,365
                                                                                 ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (260)            353
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          4,804             457
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $      4,544    $        810
                                                                                 ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)                                   $        261    $        358
                                                                                 ============    ============

          Income taxes paid - net                                                $      5,891    $      8,404
                                                                                 ============    ============


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 30, 1996 AND NOVEMBER 25, 1995
--------------------------------------------------------------------------------

(UNAUDITED)
 .
NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of forty "off-price" clothing stores (thirty-eight at March 2, 1996) located throughout the Northeast, Middle Atlantic, Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 1997. Certain reclassifications of prior year amounts have been made to conform to current year classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996.

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

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The interest rate on short term borrowings was 6.75% at November 30, 1996. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. The Company had outstanding borrowings of $2,350,000, $0, and $4,625,000 as of November 30, 1996, March 2, 1996 and November 25, 1995, respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At November 30, 1996, March 2, 1996 and November 25, 1995 the Company had $4,202,000, $3,786,000 and $3,445,000, respectively, in outstanding letters of credit.

NOTE 6  -  PROVISION FOR SPECIAL CHARGES

The credit to the provision for special charges during the thirteen weeks ended November 25, 1995 in the amount of $484,000 adjusted an amount previously provided for store closing costs.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Thirteen and Thirty-Nine Weeks Ended November 30, 1996 Compared to Thirteen and Thirty-Nine Weeks Ended November 25, 1995

Net sales of $96,225,000 for the thirteen weeks ended November 30, 1996 increased $2,786,000 (3.0%) as compared to net sales of $93,439,000 for the thirteen weeks ended November 25, 1995. For the thirty-nine weeks ended November 30, 1996 net sales increased $9,224,000 (3.8%) to $254,730,000 as compared to net sales of $245,506,000 for the thirty-nine weeks ended November 25, 1995. Three new stores (Sharonville, Pittsburgh, and an additional store in New York City) were included in the thirty-nine weeks ended November 30, 1996. Comparable store net sales decreased 1.4% for the thirteen weeks and increased 1.2% for the thirty-nine weeks ended November 30, 1996 from the 1995 periods. The 3.8% increase in net sales was, for the most part, the result of an increase in the number of stores as compared to last year.

Gross profit for the thirteen weeks ended November 30, 1996 was $41,494,000, an increase of $6,917,000 (20.0%) as compared to $34,577,000 for the fiscal period ended November 25, 1995. Gross profit for the current year's third quarter increased principally from higher margins and to a lesser extent from an increase in net sales. Gross profit for the thirty-nine weeks ended November 30, 1996 was $98,083,000, an increase of $11,798,000 (13.7%) as compared to
$86,285,000 for the fiscal period ended November 25, 1995. Gross profit for the thirty-nine weeks ended November 30, 1996 increased mainly from an increase in gross margin percentage to 38.5% from 35.1% and to a lesser extent from an increase in net sales during the thirty-nine week period of the current year. The 3.4% improvement in gross profit percentage resulted primarily from increased levels of opportunistic and in-season purchases which created better values for the Company's customers and lower markdowns.

Selling, general and administrative expense increased $266,000 to $17,913,000 (18.6% as a percentage of net sales) for the thirteen weeks ended November 30, 1996 as compared to $17,647,000 (18.9% as a percentage of net sales) for the thirteen weeks ended November 25, 1995. Selling, general and administrative expense increased $400,000 to $52,536,000 (20.6%) for the thirty-nine weeks ended November 30, 1996 as compared to $52,136,000 (21.2%) for the thirty-nine weeks ended November 25, 1995.

Advertising expense for the thirteen weeks ended November 30, 1996 decreased to $2,410,000, as compared to $2,876,000 in the thirteen week period ended November 25, 1995. Advertising expense for the thirty-nine weeks ended November 30, 1996 decreased slightly to $5,293,000, as compared to $5,460,000 in the thirty-nine week period ended November 25, 1995.

Occupancy costs were $3,666,000 (3.8% as a percentage of net sales) for the thirteen week period ended November 30, 1996, up from $3,017,000 (3.2% as a percentage of net sales) for the thirteen week period ended November 25, 1995. Occupancy costs were $10,349,000 (4.1%) for the thirty-nine week period ended November 30, 1996, up from $9,343,000 (3.8%) for the thirty-nine week period ended November 25, 1995. The increases in both the thirteen and thirty-nine week periods resulted from four additional leased locations this year.

Depreciation and amortization amounted to $2,034,000 for the thirteen week period ended November 30, 1996, an increase of $87,000, as compared to $1,947,000 for the thirteen weeks ended November 25, 1995. Depreciation and amortization amounted to $5,864,000 for the thirty-nine week period ended November 30, 1996, an increase of $51,000, as compared to $5,813,000 for the thirty-nine weeks ended November 25, 1995.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

The credit to the provision for special charges during the thirteen weeks ended November 25, 1995 in the amount of $484,000 adjusted an amount previously provided for store closing costs. The provision for special charges for the thirty-nine weeks ended November 25, 1995 of $716,000 includes costs associated with the store closings.

Income before income taxes for the thirteen weeks ended November 30, 1996 of $15,287,000 increased $5,861,000 as compared to $9,426,000 for the thirteen weeks ended November 25, 1995. Income before income taxes for the thirty-nine weeks ended November 30, 1996 of $23,821,000 increased $11,384,000 as compared to $12,437,000 for the thirty-nine weeks ended November 25, 1995. As discussed above, the increase in income before income taxes, for the current year's thirty-nine week period, reflects, for the most part, higher gross profit, offset somewhat by increased selling, general and administrative expenses and increased occupancy expense, and no special charges in the current period.

For the thirteen and thirty-nine week periods ended November 30, 1996 the effective income tax rate was 43.5% as compared to 41.0% last year. Last year's rate was favorably impacted by the recognition of certain tax reserves provided for previous years that were no longer deemed necessary.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at November 30, 1996 was $72,870,000, an increase of $652,000 from $72,218,000 as of November 25, 1995, and the ratio of current assets to current liabilities was 1.88 to 1 as compared to 2.13 to 1 at November 30, 1996 and November 25, 1995, respectively.

Net cash provided by operating activities totaled $17,667,000 for the thirty-nine weeks ended November 30, 1996, an increase of $17,327,000 as compared to $340,000 for the thirty-nine weeks ended November 25, 1995. Net income for 1996 amounted to $13,459,000 compared to $7,338,000 in 1995, an increase of $6,121,000.

Net cash used in investing activities was $20,028,000 and $2,352,000 for the thirty-nine weeks ended November 30, 1996 and November 25, 1995, respectively. Expenditures for property and equipment for the nine months ended November 30, 1996 ($20,078,000) include the cost of a new store in Pittsburgh, PA, a second Manhattan store located on 54th Street, expanding the Secaucus, NJ distribution center and costs associated with a Fall 1997 relocation of a leased store to an owned store.

Net cash provided by financing activities was $2,101,000 for the thirty-nine weeks ended November 30, 1996, compared to $2,365,000 in 1995. As of November 30, 1996 and November 25, 1995, the Company had net borrowings of $2,350,000 and $4,625,000, respectively, under its revolving credit agreement.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. At December 1, 1997 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2000. Except for funds provided from such credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the thirty-nine weeks ended November 30, 1996 under the revolving credit agreement, the borrowings peaked at $21,450,000 and the average amount of borrowings was $4,687,000 with a weighted average interest rate of 5.96%. For the thirty-nine weeks ended November 25, 1995 borrowings under the revolving credit agreement peaked at $16,135,000 and average borrowings were $4,596,000 with a weighted average interest rate of 7.33%.

The Company estimates that capital expenditures for the fiscal year ending March 1, 1997 will be approximately $23,000,000, including the opening of a new store in Pittsburgh, PA, a second Manhattan store located on 54th Street, expanding the Secaucus, New Jersey distribution center by 40,000 square feet and costs associated with a Fall 1997 relocation of a leased store to an owned store.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------
PART II.     OTHER INFORMATION
--------------------------------------------------------------------------------



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibit 27 - Financial Data Schedule

 (b) Reports on Form 8-K - During the quarter ended November 30, 1996 no reports on Form 8-K were filed.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SYMS CORP



         DATE:  JANUARY 8, 1996                     BY /s/ MARCY SYMS MERNS
                                                       -------------------------
                                                       MARCY SYMS MERNS
                                                       PRESIDENT






                                                    BY /s/ THOMAS M. COLEMAN
                                                       -------------------------
                                                       THOMAS M. COLEMAN
                                                       VICE PRESIDENT &
                                                       CHIEF FINANCIAL OFFICER
                                                       (Principal Financial
                                                       Officer & Chief
                                                       Accounting Officer)