Form 10-K
period 1997-03-01
SYMS CORP
filed 1997-05-28
CIK 724742

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

                               -------------------


(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED MARCH 1, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 COMMISSION FILE NUMBER 1-8546



                                    SYMS CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            NEW JERSEY                                No. 22-2465228
  -------------------------------          -----------------------------------
  (State or other jurisdiction of          (I.R.S. employer identification no.)
  incorporation or organization)



    SYMS WAY, SECAUCUS, NEW JERSEY                           07094
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code (201) 902-9600


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   Name of each exchange on
         Title of each class                          which registered
     ------------------------------                ------------------------
     Common Stock, $ .05  Par Value                New York Stock Exchange


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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates on May 2, 1997 was $64,242,711 based upon the closing price of such stock on that date.

     As of May 2, 1997, 17,694,015 shares of Common Stock were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:

                                        NONE

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Syms Corp operates a chain of forty "off-price" retail stores located throughout the Northeastern and middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to forty stores and the aggregate amount of selling space in the Syms stores increased from approximately 2,000 square feet to approximately 1,540,000 square feet. In March 1987, the Company relocated to an approximately 275,000 square foot distribution center and executive headquarters. Syms Corp was incorporated in New Jersey in 1983. On July 25, 1983, a reorganization was effected pursuant to which Syms Inc. and a newly formed corporation, Syms Advertising, Inc., became wholly owned subsidiaries of Syms Corp. Syms Advertising Agency, a sole proprietorship owned by Sy Syms, was transferred to Syms Advertising Inc. On December 31, 1985, Syms Inc. was merged into Syms Corp. Syms Inc. was the principal retailing subsidiary of Syms Corp and the operations previously conducted by Syms Inc. are now being conducted by Syms Corp.

     The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.

     As reported on March 17, 1995, the Company changed its fiscal year end to the Saturday nearest to the end of February. Prior to this change the Company maintained its records on the basis of a 52-53 week fiscal year ending the Saturday closest to December 31.

DESCRIPTION OF BUSINESS

     The Syms chain of forty apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

MERCHANDISE

     For the year ended March 1, 1997 net sales were generated by the following categories:

      Men's tailored clothes and haberdashery.................   54%
      Women's dresses, suits, separates and accessories.......   31
      Shoes...................................................    7
      Children's wear.........................................    6
      Luggage, domestics and fragrances.......................    2
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

PURCHASING

     The Company purchases first-quality, in-season, brand-name merchandise directly from manufacturers on terms more favorable than those generally obtained by department and specialty stores. Syms estimates that approximately 200 brand-name manufacturers of apparel are represented in its stores. The Company does not maintain large out-of-season inventories. However, Syms occasionally buys certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season. Purchasing is performed by a buying staff in conjunction with their General Merchandise Managers and several other key divisional merchandise managers.

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 279 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING

     The Company's pricing policy is to affix a ticket to each item displaying Syms selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 4.8% of net sales. The Company also offers "dividend" prices consisting of additional price reductions on various types of merchandise.

     Syms has as its tag line "An Educated Consumer is Our Best Customer"(R), one of the best known in retail advertising. The Company historically has advertised principally on television and radio. In the Fall of 1994, the Company revised its strategy and began to enhance its advertising by including print media as well as direct mail to its Syms credit card customer base.

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

TRADEMARKS

     "Syms", "An Educated Consumer is Our Best Customer"(R), "Names You Must Know"(R), and "The More You Know About Clothing, the Better it is for Syms"(R) have been registered with the United States Patent and Trademark Office.

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

EMPLOYEES

     At March 1, 1997, the Company had 2,206 employees of whom approximately 657 work part time. The Company has collective bargaining agreements with the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union which expire at various dates between 1997 and the year 2000 and cover 1,625 sales and tailor employees. The Company believes its relationships with the Unions are good. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store.

ITEM 2. PROPERTIES

THE STORES

  Location

     At March 1, 1997 the Company had forty stores, twenty of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.


                                    Approximate Selling                                         Approximate Selling
Owned Stores                         Space at March 1,           Leased Stores                    Space at March 1,
Location                                1997 (sq. ft.)             Location                        1997 (sq. ft.)
--------                           --------------------          ------------                   -------------------
Lower Manhattan, NYC, New York ....       40,000              Elmsford, New York ................        50,000
Westbury, Long Island .............       72,000              Woodbridge, New Jersey ............        32,000
Commack, Long Island ..............       36,000              Berlin, Connecticut ...............        31,000
Buffalo, New York .................       39,000              N. Cranston, Rhode Island .........        27,000
Rochester, New York ...............       32,000              Norwood, Massachusetts ............        36,000
Paramus, New Jersey ...............       56,000              Peabody, Massachusetts ............        39,000
Secaucus, New Jersey ..............       29,000              Franklin Mills Mall, Pennsylvania .        22,000
Cherry Hill, New Jersey ...........       40,000              Falls Church, Virginia ............        28,000
Fairfield, Connecticut ............       32,000              Potomac Mills Mall, Virginia ......        33,000
King of Prussia, Pennsylvania .....       41,000              Rockville, Maryland ...............        56,000
Monroeville, Pennsylvania .........       31,000              Baltimore, Maryland ...............        43,000
Fort Lauderdale, Florida ..........       44,000              West Palm Beach, Florida ..........        36,000
Miami, Florida ....................       45,000              Gurnee Mills Mall, Illinois .......        33,000
Tampa, Florida ....................       38,000              Niles, Illinois ...................        32,000
Addison, Illinois .................       47,000              St. Louis, Missouri ...............        33,000
Norcross, Georgia .................       51,000              Charlotte, North Carolina .........        30,000
Southfield, Michigan ..............       46,000              Sharonville, Ohio .................        31,000
Dallas, Texas .....................       42,000              Highland Heights, Ohio ............        36,000
Hurst, Texas ......................       38,000              Parkway Center Mall, Pittsburgh ...        40,000
Houston, Texas ....................       34,000              Park Avenue, NYC, New York ........        39,000
                                         -------                                                        -------
Total Owned Space .................      833,000              Total Leased Space ................       707,000
                                         =======                                                        =======




     Syms stores are either "free standing", or located in shopping centers or indoor malls and all are surrounded by adequate parking areas, except for the New York City stores. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least one million people and are readily accessible to customers by automobile. In certain areas where there is a population in excess of two million people, Syms has opened more than one store in the same general vicinity.

   Lease Terms

     Nineteen of the Company's forty stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Mr. Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:

                                                                     Range
                            Number of            Number of         in Years of
Calendar                      Leases        Leases with Renewal      Option
Periods                      Expiring             Options          Periods (1)
-------                      --------             -------          -----------

1997 ......................      2                   1                 5
1998 ......................      4                   4               4-5
1999 ......................      3                   1                 5
2000 ......................      1                   1                 5
2001 ......................      0                   0                 0
2002 and thereafter .......     10                   7               3-5
                                --                  --
                                20                  14
                                ==                  ==
----------

(1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

     Store leases provide for a base rental of between approximately $2.50 and $34.00 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Four of the Company's stores have a percentage of sales rental as well as a fixed minimum rent. Rental payments for Syms' leased stores aggregated $5,868,000 for the year ended March 1, 1997, of which $600,000 was paid to Mr. Sy Syms as fixed rent.

   Store Openings/Closings

     On March 14, 1996 the Company moved its North Randall, Ohio store (approximately 40,000 square feet of selling space) to Highland Heights, Ohio (approximately 36,000 square feet of selling space). On May 2, 1996 the Company opened a new store in Pittsburgh, Pennsylvania (approximately 40,000 square feet of selling space) and on November 21, 1996 opened its second store in New York City (approximately 39,000 square feet of selling space).

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to routine litigation incident to its business. Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company, and after discussion with counsel, that there are no legal proceedings that will have a material adverse effect on the financial condition or results of operations of the Company. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers.

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

                                                             HIGH        LOW
                                                             ----        ---
1998     First Quarter (through May 2, 1997) .........    $10          $ 9

1997     Quarter ended March 1, 1997 .................    $10 1/4      $8 3/4
         Quarter ended November 30, 1996 .............      8 7/8       8 1/8
         Quarter ended August 31, 1996 ...............      8 1/2       7 1/8
         Quarter ended June 1, 1996 ..................      8 3/8       7 5/8

1996     Quarter ended March 2, 1996 .................    $ 8 1/4      $7 1/8
         Quarter ended November 25, 1995 .............      9 1/2       7 1/8
         Quarter ended August 26, 1995 ...............      8 3/8       6 3/4
         Quarter ended May 27, 1995 ..................      7 7/8       6 7/8

1995     Two months ended February 25, 1995 ..........    $ 7          $6 5/8


HOLDERS

     As of May 2, 1997 there were 301 record holders of the Company's Common Stock. The Company believes that there were in excess of 1,700 beneficial owners of the Company's Common Stock as of that date.

DIVIDENDS

     The Board of Directors of the Company elected not to declare dividends in the two month transition period ended February 25, 1995, in the fiscal years ended March 2, 1996 and March 1, 1997, and through May 2, 1997. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to notes to consolidated financial statements regarding covenants in the Company's revolving credit agreement).

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended March 1, 1997, March 2, 1996, December 31, 1994, January 1, 1994 and January 2, 1993 and the two months ended February 25, 1995, except that the balance sheets at February 25, 1995 and February 26, 1994 are unaudited. The selected financial information presented below should be read in conjunction with such financial statements and notes thereto. The two months ended February 26, 1994 is unaudited and presented only for comparative purposes.


                                                          Fiscal Year Ended                                  Two Months Ended
                                    --------------------------------------------------------------    -----------------------------
                                    March 1,      March 2,     December    January 1,   January 2,    February 25,     February 26,
                                      1997         1996          1994         1994         1993           1995            1994
                                    -------       --------     --------    ---------    ---------     ------------     ------------
                                              (In thousands, except per share amounts)
Income statement data:
Net sales ......................   $ 346,792    $334,750     $326,651     $318,939     $319,623        $ 46,632         $ 41,642
                                   =========    ========     ========     ========     ========        ========         ========

Net income (loss) ..............   $  19,065    $ 10,411     $  8,491     $ 10,847     $ 15,148        $   (383)        $     50
                                   =========    ========     ========     ========     ========        ========         ========
Net income (loss) per share ....   $    1.08    $   0.59     $   0.48     $   0.61     $   0.86        $  (0.02)        $    --
                                   =========    ========     ========     ========     ========        ========         ========
Weighted Average
  Shares Outstanding ...........      17,694      17,694       17,694       17,690       17,690          17,694           17,692
                                   =========    ========     ========     ========     ========        ========         ========
Cash Dividends Per Share .......   $     --     $    --      $   0.10     $   0.05     $   --          $    --          $    --
                                   =========    ========     ========     ========     ========        ========         ========
Balance sheet data:
Working Capital ................   $  78,228    $ 75,521     $ 59,918     $ 59,871     $ 61,338        $ 60,703         $ 52,539

Total Assets ...................     284,018     260,144      245,385      221,152      204,071         255,612          238,203

Long term debt and
  capitalized leases (A) .......         900       1,304        1,696        1,974        2,209           1,645            1,931
Shareholders' equity ...........     226,434     207,369      197,341      190,605      180,625         196,958          190,655

--------

(A) Excludes current maturities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has changed its fiscal year end to the Saturday nearest to the end of February. This change was reported on March 17, 1995. Prior to this change the Company maintained its records on the basis of a 52-53 week fiscal year ending the Saturday closest to December 31. The following discussion compares the fiscal years ended March 1, 1997, March 2, 1996, December 31, 1994 and the two months ended February 25, 1995 and February 26, 1994. The fiscal years ended March 1, 1997 and December 31, 1994 was comprised of 52 weeks. The fiscal year ended March 2, 1996 were comprised of 53 weeks.

RESULTS OF OPERATIONS

     Fiscal Year Ended March 1, 1997 Compared to March 2, 1996

     Net sales of $346,792,000 for the fiscal year ended March 1, 1997 increased $12,042,000 (3.6%) as compared to net sales of $334,750,000 for the fiscal year ended March 2, 1996. The increase was, for the most part, the result of an increase in the number of stores in the year ended March 1, 1997. Comparable store sales decreased by $736,000 (0.2%), caused mainly by fiscal 1996 being comprised of 53 weeks vs. 52 weeks in fiscal 1997. The Company estimates that the extra week added approximately $5,100,000 in net sales to the 1996 fiscal year.

     Gross profit for the fiscal year ended March 1, 1997 was $133,679,000, an increase of $16,490,000 (14.1%) as compared to $117,189,000 for the fiscal year ended March 2, 1996. This increase resulted mainly from increased net sales of $12,042,000 and the Company's gross margin increasing to 38.5% from 35.0%. The 3.5% improvement in gross margin resulted primarily from increased levels of opportunistic and in-season purchases which created better values for the Company's customers.

     Selling, general and administrative (SG&A) expense was $71,028,000 (20.5% as a percentage of net sales) for the period ended March 1, 1997 as compared to $70,579,000 (21.1% as a percentage of net sales) for the fiscal year ended March 2, 1996. The increase of $449,000 resulted from three additional stores in fiscal 1997. As a percent to sales, SG&A expense decreased in fiscal 1997, due to a continued effort by management to control store and corporate operational expenses.

     Advertising expense for fiscal 1997 increased to $6,626,000, as compared to $5,905,000 in the year ending March 2, 1996, resulting from a continued commitment to expand the Company's advertising effort.

     Occupancy costs were $14,215,000 (4.1% as a percentage of net sales) for the period ended March 1, 1997, up from $12,330,000 (3.7% as a percentage of net sales) for the year ended March 2, 1996. This increase was the result of three additional leased locations in fiscal 1997.

     Depreciation and amortization amounted to $7,971,000, an increase of $220,000, as compared to $7,751,000 for the fiscal year ended March 2, 1996, resulting from the new stores which opened in fiscal 1997, and a 40,000 square foot addition to the Secaucus, NJ distribution center.

     The provision for contractor advance and special charges for the fiscal year ended March 2, 1996 include a $2,200,000 provision made in the fourth quarter in recognition of then current information that a contractor advance might not be fully recoverable, a charge in the first quarter of $1,200,000 for costs associated with closing the store in Sterling Heights, Michigan, offset by a $714,000 adjustment to the $2,935,000 special charges taken in the two month period ended February 25, 1995, part of which relates to the write-off of costs associated with a lease in Cincinnati, Ohio in which the Company had initially decided to not open a store. The $714,000 adjustment arose when the Company, based on subsequent experience with the real estate market in Cincinnati, Ohio, concluded in November 1995 that the property would not be subleased in a reasonable time frame and at an acceptable rate. The Company then decided to open the store in February, 1996, operating with a reduced expense structure.

     Income before income taxes of $33,742,000 increased $16,097,000 (91.2%), as compared to $17,645,000 for the fiscal year ended March 2, 1996. This increase for the most part reflects higher gross profit and no special charge in the current period, offset by increased selling, general and administrative expense, advertising, and occupancy expense.

     For the fiscal year ended March 1, 1997 the effective income tax rate was 43.5% as compared to 41.0% last year.

Fiscal Year Ended March 2, 1996 Compared to December 31, 1994

     For the year ended March 2, 1996, net sales were $334,750,000, an increase of $8,099,000 or 2.5% from 1994. The increase was mainly a result of fiscal 1996 being 53 weeks compared to 52 weeks in the fiscal year ended December 31, 1994. The extra week added approximately $5,100,000 in net sales to the 1996 fiscal year.

     For the year ended March 2, 1996, the Company's gross margin increased to 35.0% from 33.3% in 1994. The increase was the result of a higher initial markup partially offset by additional markdowns.

     For the fiscal year ended December 31, 1994, the Company's interim gross margin was estimated based principally upon historical experience. The determination of cost of sales for that fiscal year was based on a physical inventory at the end of December 31, 1994. Using estimated gross margins for the first three quarters resulted in upward adjustments to gross margin in the fourth quarter. In 1994 the adjustment was due primarily to a higher initial markup. These adjustments resulted in an increase to gross profit of approximately $1,787,000 for the fourth quarter ended December 31, 1994. Beginning in January 1995, Syms has been utilizing the retail inventory method for quarterly inventory valuation.

     As a percentage of net sales, selling, general and administrative expenses and advertising (excluding occupancy, depreciation and amortization) were 22.8% in 1996 and 22.5% in 1994. The increase in the 1996 fiscal year selling, general and administrative expenses and advertising (excluding occupancy, depreciation and amortization) was principally due to the added week (53 weeks vs. 52 weeks) of payroll and payroll related expenses and higher legal and professional fees as a result of the change in the fiscal year and the proposed, but subsequently abandoned, "Going Private" transaction.

     As a percentage of net sales, occupancy expenses were 3.7% in 1996, unchanged from 3.7% in 1994.

     Income before the provision for income taxes was 5.3% in 1996 and 4.4% in 1994. This increase reflects higher gross profit, offset by an increase in selling, general and administrative expenses as well as occupancy expenses and the special charges as discussed above.

     In the fiscal year ended March 2, 1996 the effective income tax rate increased to 41.0% from 40.9% in 1994.

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

     As a percentage to net sales, selling, general and administrative and advertising expenses (excluding occupancy, depreciation and amortization) were 24.1% for the eight weeks ended February 25, 1995 and 25.2% for the eight weeks ended February 26, 1994. The decrease in selling, general and administrative expenses as a percentage to sales is attributable to an increase in net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 1, 1997 was $78,228,000, an increase of $2,707,000 from March 2, 1996, and the ratio of current assets to current liabilities decreased to 2.40 to 1 as compared to 2.48 to 1 at March 2, 1996.

     Working capital at March 2, 1996 was $75,521,000, an increase of $15,603,000 from December 31, 1994. The ratio of current assets to current liabilities improved to 2.48 to 1 at March 2, 1996 as compared to 2.32 to 1 at December 31, 1994.

     Net cash provided by operating activities totaled $15,573,000 for the fiscal year ended March 1, 1997 and increased by $4,437,000 compared to $11,136,000 for the fiscal year ended March 2, 1996. Net income for 1997 amounted to $19,065,000 compared to $10,411,000 in 1996, an increase of $8,654,000. In the period ended March 1, 1997, cash provided from operating activities was mainly used to increase inventory by $9,586,000.

     Net cash provided by operating activities totaled $11,136,000 in 1996 compared to $12,936,000 in 1994. Net income for 1996 amounted to $10,411,000 compared to $8,491,000 in 1994, an increase of $1,920,000. In 1996 merchandise inventories increased by $2,694,000 and accounts payable decreased $4,721,000.

      Net cash used in investing activities was $21,644,000 for the fiscal year ended March 1, 1997. Net cash used in investing activities was $4,452,000 in 1996 compared to $14,488,000 in 1994. Purchases of property and equipment totaled $21,709,000, $4,777,000, and $14,591,000 for the fiscal years ended
March 1, 1997, March 2, 1996 and December 31, 1994, respectively.

     Net cash provided by financing activities was $4,611,000 for the fiscal year ended March 1, 1997, resulting for the most part from the $4,950,000 in short term borrowings. Net cash used in financing activities was $2,337,000 in 1996. Net cash provided by financing activities was $911,000 in 1994. The Company paid cash dividends of $0.10 per share in 1994, which totaled $1,769,000. The Company had net borrowings of $2,900,000 in 1994.

     The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. At December 1, 1997 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2000. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the fiscal year ended March 1, 1997, under the revolving credit agreement, the borrowings peaked at $21,450,000 and the average amount of borrowings was $4,122,000 with a weighted average interest rate of 5.97%. For the fiscal year ended March 2, 1996, under the revolving credit agreement, the average amount of borrowings was $3,500,000 with a weighted average interest rate of 7.3%. For the fiscal year ended December 31, 1994, under the revolving credit agreement, the average amount of borrowings was $6,800,000 with a weighted average interest rate of 5.2%.

     The Company has planned capital expenditures of approximately $12,000,000 for the fiscal year ending February 28, 1998, which includes plans to open two new stores, and to relocate one store from a leased location to a Company built store.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 28, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for the Company for the year ended February 28, 1998. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. Application of SFAS No. 128 is not expected to have a significant effect on the Company's earnings per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows :


         Name                              Age             Title
         ----                              ---             -----
Sy Syms (1) (2) (3) ..................     71     Chairman of the Board, Chief Executive Officer and
                                                    Director of the Company

Marcy Syms (1) (2)...................      46     President, Chief Operating
                                                    Officer and Director of the
                                                    Company

Stephen A. Merns (2).................      44     Vice President, Secretary, Merchandise  Manager
                                                    Men's Tailored Clothing, and Director of the Company

Harvey A. Weinberg (3) (4) (5) ......      59     Director of the Company

Wilbur L. Ross, Jr. (3) (4) (5)......      59     Director of the Company

David Messer  .......................      35     Director of the Company

Philip Barach........................      67     Director of the Company

----------
(1)  Member of the Executive Committee of the Company.
(2)  Sy Syms is the father of Marcy Syms and Stephen A. Merns.
(3)  Member of the Compensation Committee of the Company.
(4)  Member of the Audit Committee of the Company.
(5)  Member of the Stock Option Committee of the Company.

     The following officers are significant employees of the Company:

         Name                              Age             Title
         ----                              ---             -----
Ronald Zindman.......................      47     Executive Vice President--
                                                    General Merchandise
                                                    Manager

Allen Brailsford.....................      52     Vice President--Operations
Douglas C. Meyer.....................      44       Vice President--Marketing,
                                                    Advertising and Sales
                                                    Promotion

Isabel Regan  .......................      42     Vice President--Divisional
                                                    Merchandise Manager Ladies

Gail Margolin  ......................      44     Vice President--Human
                                                    Resources &  Development

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

     SY SYMS has been Chairman of the Board, Chief Executive Officer and a Director of the Company and/or its predecessors since 1959. Mr. Syms was Chief Operating Officer of the Company from 1983 to 1984. Mr. Syms has been a Director of Israel Discount Bank of New York since December 1991.

     MARCY SYMS has been President and a Director of the Company since 1983 and Chief Operating Officer of the Company since 1984.

     WILBUR L. ROSS, JR. has been a Managing Director of Rothschild Inc. since 1976. He is a member of the Board of Directors of Mego Corp. He has been a director of the Company since 1983.

     HARVEY A. WEINBERG has been a consultant since April 1994. From April 1992 to April 1994 he was President and Chief Executive Officer of HSSI, Inc., a retailer of men's and women's apparel. From 1987 to September, 1990 he was Chief Executive Officer and Vice Chairman of the Board of Directors of Hartmarx Corporation and from 1990 to September 1992 served as Chairman of the Board of Hartmarx Corporation. He is a trustee of Glimcher Realty Trust (a real estate investment trust). He has been a Director of the Company since December 1992.

     PHILIP G. BARACH has been a consultant since March 1993. From 1968 to March 1993 he was Chairman of the Board or Chairman of the Board, President and Chief Executive Officer of the United States Shoe Corp. (manufacturer and retailer of footwear, apparel and eyewear). He is a member of the Board of Directors of Bernard Chaus, Inc. (manufacturer of women's apparel), Glimcher Realty Trust (a real estate investment trust), R.G. Barry Corp. (manufacturer of foldable slippers and heat/cold preservation products) and Union Central Insurance Co. (life insurance). He has been a Director of the Company since July 1996.

     DAVID A. MESSER has been President of AIG Trading Corporation, a subsidiary of American International Group, Inc. (NYSE: AIG), since January 1994. Prior to January 1994, Mr. Messer was a Senior Vice President of AIG Trading Corporation, where he has been employed since March 1990. He has been a Director of the Company since July 1996.

     STEPHEN A. MERNS has been Vice President, Secretary and Merchandise Manager Mens Tailored Clothing of the Company since January 1, 1986. He was Vice President and a buyer of men's haberdashery of Syms Inc. from 1980 through 1985 and Secretary of Syms Inc. from 1983 through 1985. He has been a Director of the Company since July 1996.

     RONALD ZINDMAN has been Executive Vice President - General Merchandise Manager since March 2, 1997. He was Vice President, General Merchandise Manager, Ladies, Mens and Haberdashery since July 10, 1994. Previously, Mr. Zindman was Vice President - General Merchandise Manager Ladies from March 1993 to July 1994 and a buyer of men's and women's merchandise from March 1990 to March 1993.

     ALLEN BRAILSFORD has been Vice President - Operations since January 1993. Previously Mr. Brailsford was Director of Operations from March 1992 to January 1993 and Director of Distribution from March 1985 to March 1992.

     ISABEL REGAN has been Vice President - Divisional Merchandise Manager, Ladies since March 1993. She has held various positions at Syms since November 1, 1972, including buyer of women's apparel.

     DOUGLAS C. MEYER has been Vice President - Marketing, Advertising and Sales Promotion since July 1994. Mr. Meyer was Vice President, Marketing and Creative Services for Loehmann's from 1987 to 1994.

     GAIL MARGOLIN has been Vice President - Human Resources and Development since October 1996. Ms. Margolin has been employed by the Company since 1993 and has held the positions of Director of Human Resources and Personnel Manager. Ms. Margolin worked for Burlington Coat Factory from 1986 to 1993 and held various corporate management positions in Executive Recruitment, College Relations and Training and Development.

     During 1994 HSSI, Inc., of which Mr. Weinberg was President, Chief Executive Officer and a Director, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Ronald Zindman inadvertently failed to timely file a Form 3 upon becoming an officer of the Company in 1993 and to timely file a Form 5 in connection with his September 1996 stock option grant. Such reports were subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company and its subsidiaries for the past three fiscal years, and for the 1995 calendar year, to its five most highly compensated executive officers, including the Chief Executive Officer, serving as such at the end of the most recently completed fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                              Annual Compensation            Compensation (1)       All  Other
                                                      -----------------------------------         Options/            Compen-
      Name and Principal Position                     Year*          Salary         Bonus         SARs (#)           sation (2)
      ---------------------------                     -----          ------         -----     ---------------       ----------
Sy Syms ......................................        1997         $824,988(4)        0             0                  $3,616
  Chairman of the Board and                           1996         $855,756(3)(4)     0             0                  $2,306
  Chief Executive Officer                             1995         $824,988(4)        0             0                  $2,306
                                                      1994         $624,988(4)        0             0                  $2,368

Marcy Syms ...................................        1997         $469,000           0             0                  $3,616
  President and Chief Operating                       1996         $515,154(3)(5)     0             0                  $2,306
  Officer                                             1995         $469,000(5)        0             0                  $2,306
                                                      1994         $469,000(5)        0             0                  $2,368

Ronald Zindman................................        1997         $233,000         10,000       100,000               $3,616
  Executive Vice President-General                    1996         $206,000           0             0                  $2,306
  Merchandise Manager                                 1995         $198,000           0             0                  $2,306
                                                      1994         $142,000         10,000          0                  $2,368

Stephen A. Merns..............................        1997         $145,200           0             0                  $3,441
  Vice President, Secretary and                       1996         $137,800           0             0                  $2,069
  Merchandise Manager Men's                           1995         $135,200           0             0                  $2,069
  Tailored Clothing                                   1994         $130,000           0             0                  $2,030

Allen Brailsford ..............................       1997         $103,800         10,000          0                  $2,423
  Vice President - Operations                         1996         $100,200           0             0                  $1,453
                                                      1995         $ 97,500           0             0                  $1,453
                                                      1994         $ 93,600         10,000          0                  $1,583


---------

* During 1995, the Company changed its fiscal year end to the Saturday nearest to the end of February. Accordingly, fiscal year information is provided for the 52 weeks ended March 1, 1997, for the 53 weeks ended March 2, 1996, for the 1995 calendar year, and for 1994 fiscal year, which ended December 31, 1994.

(1) During the period covered by the table, the Company did not make any restricted stock awards or have in effect (or make payments under) any long term incentive plan other than the Option Plan, pursuant to which only stock options, but no stock appreciation rights, were awarded.

(2) Company's contributions to a defined contribution profit sharing retirement plan.

(3) Mr. Sy Syms is paid at a weekly rate of $15,865.15 and Ms. Marcy Syms is paid at a weekly rate of $9,019.23. The compensation reported for Mr. Syms and Ms. Syms for the period ended March 2, 1996 is for 53 weeks and reflects certain adjustments recorded in the second half of calendar 1995 in order for their calendar 1995 salary to amount to $824,988 and $469,000, respectively.

(4) Excludes payments made under the lease of the Elmsford store. See "Other Transactions."

(5) Includes payment of $300,000 for the fiscal years ended March 1, 1997 and March 2, 1996, $300,000 for 1995 and $300,000 for 1994 by Syms Advertising,
     Inc., a subsidiary of the Company, as performance fees for advertising during such years.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information concerning stock options granted during fiscal 1997 to the executive officers name in the Summary Compensation Table and related value information. No stock appreciation rights ("SARs") were made granted to the named executive officers. All grants were made pursuant to the Option Plan.


                   Individual Grants                                                   Potential Realizable Values at
                   ------------------                                                  Assumed Annual Rates of Stock
                                       % of Total                                       Price Appreciation for Option
                                      Options/SARs                                        Term Compounded Annually
                        Options/       Granted to      Exercise or                      -----------------------------
                          SARs        Employees in      Base Price      Expiration
Name                    Granted        Fiscal 1997     ($/Share)(2)        Date              5%             10%
---------               --------      ------------     ------------     ----------       --------        --------
Ronald Zindman ......  100,000(1)         100             $8.00          9/18/2006        $503,116        $1,274,994


--------

(1) Consists of incentive stock options at a per share option exercise price equal to the fair market value of the Company's Common Stock in the date of the grant. The term of the option is ten years. The options become exercisable at the rate of 12.5% per year.

(2) The exercise price may be paid by delivery of already owned shares of the Company's Common Stock.

                         AGGREGATED OPTION/SAR EXERCISES
            IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table provides information concerning exercises of stock options during fiscal 1997 by the executive officers named in the Summary Compensation Table and the value of unexercised options held by them at year end.


                                                           Number of Unexercised         Value of Unexercised
                                Number of                     Options/SARs             In-the-Money Options/SARs
                                 Shares                    at Fiscal Year End(1)        at Fiscal Year End(2)
                               Acquired on    Value     ---------------------------    -------------------------
         Name                   Exercise    Realized    Exercisable   Unexercisable    Exercisable  Unexercisable
         ----                   --------    --------    -----------   -------------    -----------  -------------
Marcy Syms...................       0          0          76,000         24,000          $35,000         2,500
Ronald Zindman...............       0          0          28,000         75,000           28,125        84,375
Stephen A. Merns.............       0          0           4,000              0            2,000             0
Allen Brailsford ............       0          0           6,000              0            6,000             0


------------

(1)  No SARs are held.

(2) Based upon a closing price of $9.125 per share of Common Stock on February 28, 1997.

                                  PENSION PLAN

     The following table sets forth the estimated annual benefits payable on retirement to persons in specified remuneration and years of participation classifications under the Company's defined benefit pension plan (the "Pension Plan") for employees not covered under collective bargaining agreements:

 Highest Five                             5              15            25
 Year Average                         Years of        Years of       Years of
 Compensation                       Participation   Participation  Participation
 ------------                       -------------   -------------  -------------

   $50,000.........................    $1,900         $ 5,700        $ 9,500
    75,000.........................     2,850           8,550         14,250
   100,000.........................     3,800          11,400         19,000
   125,000.........................     4,750          14,250         23,750
   150,000.........................     5,700          17,100         28,500

Each participant in the Pension Plan is entitled to an annual retirement benefit equal to 19% of the average compensation (excluding bonuses) during his five consecutive highest paid calendar years during the ten years prior to retirement except that the annual benefit payable to Sy Syms at normal retirement, as per the plan, cannot exceed $70,000. For the executive officers named in the Summary Compensation Table, compensation for purposes of the Pension Plan generally corresponds to the amounts shown in the "Salary" column of the Summary Compensation Table, but exclusive of the performance fees from Syms Advertising, Inc. Currently no more than $150,000 (as adjusted from time to time by the Internal Revenue Service) of cash compensation may be taken into account in calculating benefits payable under the Pension Plan. Executive officers in the Summary Compensation Table were credited with the following years of service at December 31, 1996: Sy Syms, 15 or more years; Marcy Syms, 15 or more years; Ronald Zindman, 7 years; Stephen A. Merns, 15 or more years; and Allen Brailsford, 15 or more years. Benefits under the Pension Plan are not subject to any deduction for social security or other offset amount. The annual retirement benefit is reduced pro rata if the employee has completed less than fifteen years of service. Effective December 31, 1994, the plan was amended to change the pro rata reduction to be based on 25 years of participation. A participant is entitled to be paid his benefits upon his retirement at age 65. If a participant has completed at least 15 years of service he may retire upon reaching age 55 but the benefits he receives will be actuarially reduced to reflect the longer period during which he will receive a benefit. A participant who leaves the Company for any reason other than death, disability or retirement will be entitled to receive the vested portion of his benefit payable over different periods of time depending on the aggregate amount vested and payment option elected. A participant's interest vests over a 7 year period commencing in the third year at the rate of 20% after completing three years of employment and 20% for each year thereafter, and is 100% vested after the completion of 7 years of service. Benefit payments are made in the form of one of five annuity payment options elected by the participant. Amounts in the table are based on a straight life annuity.

                            COMPENSATION OF DIRECTORS

     Each member of the Board of Directors who is not an officer or employee of the Company receives a Director's Fee presently established at the rate of $2,000 per meeting for attending regular or special meetings of the Board of Directors, or any committee of the Board of Directors, together with travel expenses related to such attendance.

                              EMPLOYMENT AGREEMENTS

     The company has entered into an employment agreement dated November 1, 1996 with its Executive Vice-President, General Merchandising Manager, Ronald Zindman. This agreement stipulates a minimum yearly salary to be paid to this employee, and will remain in effect until March 1, 2009. Termination by the Company before that date will require a payment to the employee equal to 150% of one year's salary (at the employee's then current rate). If this agreement is terminated by the employee prior to its final term, the company must pay to the employee a sum equal to 60% of one year's salary (also at the employee's then current rate).

                        COMPENSATION COMMITTEE INTERLOCKS
                             AND INSIDER INFORMATION

     The members of the Compensation Committee of the Board of Directors are Wilbur L. Ross, Jr. and Harvey Weinberg, each of whom is a non-employee director, and Sy Syms, who is Chairman of the Board and Chief Executive Officer of the Company (see "Other Transactions").

     No executive officer of the Company served during fiscal 1997 (i) as a member of the compensation committee or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors, of another entity, one of whose executive officers serves on the compensation committee of the Company; (ii) as a director of another entity, one of whose executive officers served on the compensation committee of the Company; or (iii) as a member of the compensation committee or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors, of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock, by each person known to the Company to be the beneficial owner of more than 5% of Common Stock, each director, each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

                                          Amount and Nature of
                                        Beneficial Ownership of
                                             Common Stock            Percent
   Name of Beneficial Owner                as of May 28, 1997     of Class (1)
   ------------------------            -------------------------  ------------
Sy Syms...................................   9,781,507(1)             55.3%

Tweedy, Browne Company, L.P.
  52 Vanderbilt Avenue, New York,
  NY 10017................................   1,226,647                 6.9%

Marcy Syms................................     693,075(2)              3.9%

Ronald Zindman............................      28,000(2)              *

Stephen A. Merns..........................     734,775(2)              4.2%

Wilbur L. Ross, Jr........................         500                   *

Harvey A. Weinberg........................         200                   *

Allen Brailsford..........................       6,000(2)

Philip G. Barach..........................       1,000                   *

David A. Messer...........................          --                   *

All directors and executive officers as
   a group (9 persons)....................  11,245,057                 63.5%

-------------

  *  Less than one percent.

(1) Includes (a) 9,552,145 (54.0%) shares held in the Sy Syms Revocable Living Trust, dated March 17, 1989, as amended, (b) 229,262 shares held for Laura Merns and (c) 100 shares held by Sy Syms as custodian for Jillian E. Merns.

(2) Includes shares issuable upon the exercise of options granted under the Option Plan and either currently exercisable or exercisable within 60 days after May 2, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                               OTHER TRANSACTIONS

     The Company leases its store in Elmsford, New York of approximately 60,000 square feet from Sy Syms. Sy Syms voluntarily amended the lease as of August 1, 1983 as to its rental provisions based upon independent appraisals. Under the original and amended leases, the rent payable by the Company consisted of a fixed annual rent plus a percentage rent based on gross sales of the Elmsford store. Not more frequently than once every five years, the rental terms may be adjusted based upon independent appraisals if requested by Sy Syms. Effective January, 1991, the rental terms were adjusted based upon independent appraisal, which resulted in a fixed annual rental of $600,000 and the elimination of the percentage rent based on gross sales. During the fiscal year ended March 1, 1997, the Company paid to Sy Syms $600,000 in fixed rent.

     Pursuant to loan and stock purchase agreements entered into between Sy Syms and Stanley Blacker, Inc. in 1987, as subsequently amended, Sy Syms personally loaned to Stanley Blacker, Inc. approximately $6,000,000 and became a majority stockholder and member of the Board of Directors of Stanley Blacker, Inc. During 1990, such shares were assigned to the Revocable Living Trust. Sy Syms retains the right to vote such shares. During 1990, Marcy Syms became a member of the Board of Directors of Stanley Blacker, Inc. Sy Syms and Marcy Syms constitute a majority of the Board of Directors of Stanley Blacker, Inc. Neither Sy Syms nor Marcy Syms have received any salary or other cash compensation from Stanley Blacker, Inc. The Company's purchases of merchandise from Stanley Blacker, Inc. and a licensee during fiscal 1997 was approximately $5,471,000. The Company entered into an agreement with the licensee in 1991 to purchase annually approximately $4,200,000 of suits for a five year period ending December 31, 1996. This agreement has been extended until further notice. The Company believes the terms upon which it purchases merchandise from Stanley Blacker, Inc. and the licensee are comparable to those obtained from unrelated third parties. As of March 1, 1997, the Company had advanced funds to the licensee, totaling approximately $2,459,000 for purchases to be received in the Spring and Fall of 1997. A $2,200,000 provision was made for the fiscal year and fourth quarter ended March 2, 1996 in recognition of current information that the licensee advance may not be fully recoverable. In addition, the Company has guaranteed a letter of credit on behalf of the licensee totaling $150,000 which expires on July 5, 1997 and has advanced fabric in the approximate amount of $311,000.

     On November 22, 1996 the Company loaned the Marcy Syms Revocable Trust $500,000 toward the purchase of a house for Ms. Syms in Westchester County, New York. The loan is evidenced by the Trust's note, which is guaranteed by Ms. Syms, and is secured by a first priority mortgage on the real estate purchased. The note bears interest at the rate of 6.6% per annum (the then Federal Mid-Term
Rate) payable annually, and the principal of the note is due November 22, 2001.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                  PAGE NUMBER
                                                                  -----------
 (a) (1) Financial Statements:

   Report of Independent Public Accountants...................       F-1
   Consolidated Balance Sheets ...............................       F-2
   Consolidated Statements of Income .........................       F-3
   Consolidated Statements of Shareholders' Equity ...........       F-4
   Consolidated Statements of Cash Flow ......................       F-5
   Notes to Consolidated Financial Statements ................       F-6 - F-15

     All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

 (a) (3) List of Exhibits:

     The following exhibits which are marked with an asterisk are filed as part of this Report and the other exhibits set forth below are incorporated by reference (utilizing the same exhibit numbers, except as stated otherwise below) from (i) the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 or (ii) where indicated, the Company's reports on Form 8-K, Form 10-Q or Form 10-K or the Company's Proxy Statement (Commission File No. 1-8564). Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by a (+).

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

10.33 Form of Indemnification Agreement between Registrant and Directors and Executive Officers of the Registrant

10.34 Credit Plan Agreement dated December 11, 1995 between Citicorp Retail Services, Inc. and Registrant

*+10.35 Employment Agreement dated November 1, 1996 between Syms Corp and Ronald Zindman

*+10.36  Stock Option Certificate for Ronald Zindman.

*10.37   Promissory note and mortgage from Syms Corp to Marcy Syms.

  21     List of Subsidiaries of the Company

* 23     Consent of Deloitte & Touche LLP

* 27     Financial Data Schedule

 (b)     Reports on Form 8-K:

     During the quarter ended March 1, 1997 no reports on Form 8-K were filed.

OTHER MATTERS - FORM S-8 UNDERTAKINGS

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertakings shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-85554 and 2-97033:

     (a) Rule 415 offering.

     The undersigned registrant hereby undertakes:

     (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this Registration Statement:

          (i) To include any prospectus required by Section 10(a)(3) of the Securities Act;

          (ii) To reflect in the prospectus any facts or events arising after the effective date of this Registration Statement (or the most recent posteffective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in this Registration Statement;

          (iii) To include any material information with respect to the plan of distribution not previously disclosed in this Registration Statement or any material change to such information in this Registration Statement;

     Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to Section 13 or
Section 15(d) of the Exchange Act that are incorporated by reference in the Registration Statement.

     (2) That, for the purpose of determining any liability under the Securities Act, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

     (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

     (b) Filings incorporating subsequent Exchange Act documents by reference.

     The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act, each filing of the registrant's annual report pursuant to Section 13(a) or Section 15(d) of the Exchange Act (and, where applicable, each filing of an employee benefit plan's annual report pursuant to Section 15(d) of the Exchange Act) that is incorporated by reference in this Registration Statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

     (h) Filing of Registration Statement on Form S-8.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYMS CORP

                                    By /s/ SY SYMS
                                       ------------------------
                                              Sy Syms
                                       Chairman of the Board

                                       Date: May 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                     Title                               Date
---------                                     -----                               ----
/s/ SY SYMS                          Chairman of the Board,                  May 28, 1997
---------------------------            Chief Executive Officer
Sy Syms                                and Director
                                       (principal executive officer)


/s/ MARCY SYMS                       President, Chief Operating
---------------------------            Officer and Director                  May 28, 1997
Marcy Syms


/s/ KIRK R. ONEY                     Controller                              May 28, 1997
---------------------------            (Acting Principal Financial
Kirk R. Oney                            and Accounting Officer)


/s/ WILBUR L. ROSS, JR               Director                                May 28, 1997
---------------------------
Wilbur L. Ross, Jr


/s/ HARVEY WEINBERG                  Director                                May 28, 1997
---------------------------
Harvey Weinberg


/s/ DAVID MESSER                     Director                                May 28, 1997
---------------------------
David Messer


/s/ PHILIP BARACH                    Director                                May 28, 1997
---------------------------
Philip Barach


/s/ STEPHEN A. MERNS                 Director                                May 28, 1997
---------------------------
Stephen A. Merns


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp and its subsidiaries as of March 1, 1997 and March 2, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years ended March 1, 1997, March 2, 1996 and December 31, 1994 and the two month period ended February 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and subsidiaries as of March 1, 1997 and March 2, 1996 and the results of their operations and their cash flows for each of the three fiscal years ended March 1, 1997, March 2, 1996 and December 31, 1994 and the two month period ended February 25, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
April 28, 1997

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                           MARCH 1,  MARCH 2,
                                                                             1997      1996
                                                                           --------  --------
ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents                                             $  3,344  $  4,804
     Merchandise inventories                                                122,540   112,954
     Deferred income taxes                                                    6,639     5,221
     Prepaid expenses and other current assets                                1,756     3,521
                                                                           --------  --------
                 Total current assets                                       134,279   126,500

  PROPERTY AND EQUIPMENT - Net                                              142,741   129,235

  DEFERRED INCOME TAXES                                                         197

  OTHER ASSETS                                                                6,801     4,409
                                                                           --------  --------

  TOTAL ASSETS                                                             $284,018  $260,144
                                                                           ========  ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                                      $ 28,723  $ 30,900
     Accrued expenses                                                        11,055     9,918
     Obligations to customers                                                 5,085     4,490
     Income taxes payable                                                     5,833     5,331
     Short term borrowings                                                    4,950      --
     Current portion of obligations
       under capital lease                                                      405       340
                                                                           --------  --------
                 Total current liabilities                                   56,051    50,979

  OBLIGATIONS UNDER CAPITAL LEASE                                               900     1,304

  DEFERRED INCOME TAXES                                                           0       255


  OTHER LONG TERM LIABILITIES                                                   633       237

  COMMITMENTS                                                                  --        --

  SHAREHOLDERS' EQUITY:
     Preferred stock, par value $100 per share - authorized 1,000
       shares; none outstanding                                                --        --
     Common stock, par value $0.05 per share - authorized 30,000 shares; 17,694 shares outstanding as of March 1, 1997 and
       March 2, 1996                                                            885       885
     Additional paid-in capital                                              11,709    11,709
     Retained earnings                                                      213,840   194,775
                                                                           --------  --------

                 Total shareholders' equity                                 226,434   207,369
                                                                           --------  --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $284,018  $260,144
                                                                           ========  ========

  See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FISCAL YEAR ENDED                    TWO MONTHS ENDED
                                                    ----------------------------------   ---------------------------
                                                    MARCH 1,    MARCH 2,  DECEMBER 31,   FEBRUARY 25,   FEBRUARY 26,
                                                      1997        1996        1994          1995           1994
                                                      ----        ----        ----          ----           ----
                                                                                                       (Unaudited)
NET SALES                                           $346,792    $334,750    $326,651      $ 46,632       $41,642
Cost of goods sold                                   213,113     217,561     217,912        29,776        28,108
                                                    --------    --------    --------      --------       -------
Gross profit                                         133,679     117,189     108,739        16,856        13,534

EXPENSES
Selling, general and administrative                   71,028      70,579      68,370        10,652        10,133
Advertising                                            6,626       5,905       5,069           576           364
Occupancy                                             14,215      12,330      12,017         1,841         1,702
Depreciation and amortization                          7,971       7,751       8,854         1,359         1,190
Provision for contractor advance
   and special charges                                  --         2,686        --           2,935          --
                                                    --------    --------    --------      --------       -------
Income (loss) from operations                         33,839      17,938      14,429          (507)          145
Interest expense (income) - net                           97         293          59            60            61
                                                    --------    --------    --------      --------       -------
Income (loss) before income taxes                     33,742      17,645      14,370          (567)           84
Provision (benefit) for income taxes                  14,677       7,234       5,879          (184)           34
                                                    --------    --------    --------      --------       -------

NET INCOME (LOSS)                                   $ 19,065    $ 10,411    $  8,491      $   (383)      $    50
                                                    ========    ========    ========      ========       =======

Net Income (Loss) Per Share                         $   1.08    $   0.59    $   0.48      $  (0.02)      $  --
                                                    ========    ========    ========      ========       =======

Weighted Average Shares Outstanding                   17,694      17,694      17,694        17,694        17,692
                                                    ========    ========    ========      ========       =======

Cash Dividends Per Share                            $   --      $   --      $   0.10      $   --         $  --
                                                    ========    ========    ========      ========       =======

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      PREFERRED STOCK,     COMMON STOCK,
                                       1,000 SHARES;      30,000 SHARES;
                                       $100 PAR VALUE     $0.05 PAR VALUE  ADDITIONAL
                                      ---------------     ---------------    PAID-IN     RETAINED
                                      SHARES    AMOUNT   SHARES    AMOUNT    CAPITAL     EARNINGS        TOTAL
                                      ------    ------   ------    ------    -------     --------        -----

BALANCE JANUARY 1, 1994                  --        --    17,692     $885     $11,695     $ 178,025      $ 190,605

Exercise of stock options                --        --         2      --           14          --               14

Cash dividend                            --        --      --        --         --          (1,769)        (1,769)

Net income                               --        --      --        --         --           8,491          8,491
                                      ------    ------   ------     ----     -------     ---------      ---------

BALANCE DECEMBER 31, 1994                --        --    17,694      885      11,709       184,747        197,341

Net loss for the two months ended -
February 25, 1995                        --        --      --        --         --            (383)          (383)

Net income for the fiscal year
ended - March 2, 1996                    --        --      --        --         --          10,411         10,411
                                      ------    ------   ------     ----     -------     ---------      ---------
BALANCE MARCH 2, 1996                    --        --    17,694      885      11,709       194,775        207,369

Net income                               --        --      --        --         --          19,065         19,065
                                      ------    ------   ------     ----     -------     ---------      ---------
BALANCE MARCH 1, 1997                    --        --    17,694     $885     $11,709     $ 213,840      $ 226,434
                                      ======    ======   ======     ====     =======     =========      =========

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                         FISCAL YEAR ENDED                TWO MONTHS ENDED
                                                                         -----------------                ----------------
                                                               MARCH 1,     MARCH 2,  DECEMBER 31,  FEBRUARY 25,  FEBRUARY 26,
                                                                 1997        1996         1994          1995         1994
                                                                 ----        ----         ----          ----         ----
                                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $ 19,065     $ 10,411     $  8,491     $   (383)    $     50
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization                                     7,971        7,751        8,854        1,359        1,190
Deferred income taxes                                            (1,870)      (3,539)      (1,484)          47         --
(Gain) loss on sale of property and equipment                       (52)          10          (73)         (16)        --
Loss on disposal of assets                                          244        1,142         --          1,360         --

(Increase) decrease in operating assets:
  Merchandising inventories                                      (9,586)      (2,694)     (17,389)     (13,453)      (9,000)
  Prepaid expenses and other current assets                       1,765        2,158         (418)        (404)       2,403
  Other assets                                                   (2,417)        (306)        (290)           4           (2)
Increase (decrease) in operating liabilities:
  Accounts payable                                               (2,177)      (4,721)       8,535       12,222       14,573
  Accrued expenses                                                1,137        1,203        4,164          133       (2,596)
  Obligations to customers                                          595         (271)         805          456         (166)
  Other long term liabilities                                       396          237         --           --           --
  Income taxes                                                      502         (245)       1,741         (306)      (3,036)
                                                               --------     --------     --------     --------     --------
      Net cash provided by operating activities                  15,573       11,136       12,936        1,019        3,416
                                                               --------     --------     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                              (21,709)      (4,777)     (14,591)        (388)      (1,910)
Proceeds from sale of property and equipment                         65          325          103           13         --
                                                               --------     --------     --------     --------     --------
      Net cash used in investing activities                     (21,644)      (4,452)     (14,488)        (375)      (1,910)
                                                               --------     --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                               --           --         (1,769)        --           --
Repayments of obligations under capital lease                      (339)        (287)        (234)         (43)         (36)
Revolving line of credit borrowings (repayments)                  4,950       (2,050)       2,900         (850)        --
Exercise of options                                                --           --             14         --           --
                                                               --------     --------     --------     --------     --------
      Net cash provided by (used in) financing activities         4,611       (2,337)         911         (893)         (36)
                                                               --------     --------     --------     --------     --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (1,460)       4,347         (641)        (249)       1,470
CASH AND CASH EQUIVALENTS. BEGINNING OF PERIOD                    4,804          457        1,347          706        1,347
                                                               --------     --------     --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  3,344     $  4,804     $    706     $    457     $  2,817
                                                               ========     ========     ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amount capitalized)                         $    291     $    399     $    253     $   --       $   --
                                                               ========     ========     ========     ========     ========
  Income taxes paid (refunds received) - net                   $ 16,041     $ 11,026     $  5,106     $    (33)    $   --
                                                               ========     ========     ========     ========     ========

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 1, 1997, MARCH 2, 1996, DECEMBER 31, 1994 AND THE TWO MONTHS ENDED FEBRUARY 25, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principal Business - Syms Corp and subsidiaries (the "Company") operates a chain of forty "off-price" retail stores (thirty-eight in 1996) located throughout the Northeastern and middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Accounting Period - The Company has changed its fiscal year end to the Saturday nearest to the end of February. This change was reported on March 17, 1995. The fiscal years ended March 1, 1997 and December 31, 1994 were comprised of 52 weeks. The fiscal year ended March 2, 1996 was comprised of 53 weeks.

d. Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market on a first-in first- out (FIFO) basis, as determined by the retail inventory method. During the fiscal year ended December 31, 1994, the Company changed its method of valuing inventory by computing separate cost complements for each department within its five merchandise categories. In the past, the Company computed a single cost complement for each of its five merchandise categories. Management believes the change results in a more accurate inventory valuation. This change resulted in a total increase to gross margin of $780,000 of which approximately one half relates to prior years. The Company considers that the effect on fiscal year end 1994 and prior years is not material.

e. Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. The cost of leaseholds and leasehold improvements are amortized over the terms of the leases or the useful lives of the assets, whichever is shorter.

     Facilities' leases (Note 7) having the substance of financing transactions have been capitalized. The related lease obligations have been included as obligations under capital lease. The leased assets are being amortized as described above.

f. Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at year end.

g. Earnings Per Share - Net income per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during each period. The Company's common stock equivalents consist of outstanding stock options and for the periods ended March 1, 1997, March 2, 1996 and December 31, 1994, the effect of outstanding common stock options was not dilutive.

h. Cash and Cash Equivalents- Syms Corp considers credit card receivables and all short-term investments with a maturity of three months or less as cash equivalents.

i. Pre-opening Costs - Store pre-opening costs are deferred until the store's opening, at which time they are expensed over the first 12 months of store operation.

j. Closed Store Expense - Closed store costs, such as future rent and real estate taxes net of expected sublease recovery, are accrued when management makes the determination that no future economic benefit from operations exists and are recorded in SG&A expenses.

k. Obligation to Customers - Obligations to customers represent credits issued for returned merchandise as well as gift certificates. The Company's policy is to allow customers to exchange credits issued for other merchandise or credit to the Syms charge card.

l. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m. Recent Accounting Pronouncement - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 did not have an effect on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for the Company for the year ended February 28, 1998. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. Application of SFAS No. 128 is not expected to have a significant effect on the Company's earnings per share.

n. Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                        MARCH 1,    MARCH 2,
                                                          1997        1996
                                                          ----        ----
                                                          (IN THOUSANDS)

      Land .........................................    $ 40,061    $ 34,060
      Buildings and building improvements ..........     105,511     102,244
      Leasehold and leasehold improvements .........      32,142      20,365
      Machinery and equipment ......................      16,747      14,893
      Furniture and fixtures .......................      15,661      15,547
      Capital lease ................................       3,763       3,763
      Construction in progress .....................         692       2,774
                                                        --------    --------

                                                         214,577     193,646

      Less accumulated depreciation and amortization      71,836      64,411
                                                        --------    --------
                                                        $142,741    $129,235
                                                        ========    ========

NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes is as follows:


                            FISCAL YEAR ENDED               TWO MONTHS ENDED
                   ------------------------------------   ---------------------
                   MARCH 1,     MARCH 2,   DECEMBER 31,         FEBRUARY 25,
                     1997         1996        1994                 1995
                            (In thousands)

      Current:
        Federal    $ 13,799     $  9,109     $ 5,956              $(223)
        State         2,748        1,664       1,407                ( 8)
                   --------     --------     -------              -----
                     16,547       10,773       7,363               (231)
                   --------     --------     -------              -----

      Deferred:
        Federal      (1,560)      (2,622)     (1,202)                43
        State          (310)        (917)       (282)                 4
                   --------     --------     -------              -----
                     (1,870)      (3,539)     (1,484)                47
                   --------     --------     -------              -----
                   $ 14,677     $  7,234     $ 5,879              $(184)
                   ========     ========     =======              =====

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                    FISCAL YEAR ENDED              TWO MONTHS ENDED
                                          -------------------------------------    ----------------
                                          MARCH 1,      MARCH 2,   DECEMBER 31,      FEBRUARY 25,
                                           1997          1996          1994             1995
                                          ------        ------        ------            ------
Statutory Federal income tax rate         35.0 %        35.0 %        35.0 %            (35.0) %

State taxes, net of Federal income
tax benefits                                 8.4           5.3           5.5              (3.2)
Officers' life insurance                     0.1           0.7           0.4               5.2
Other, net                                  --            --            --                 0.6
                                          ------        ------        ------            ------

Effective income tax rate                 43.5 %        41.0 %        40.9 %            (32.4) %
                                          ======        ======        ======            ======

The composition of the Company's deferred tax assets and liabilities is as follows:

                                                              MARCH 1,  MARCH 2,
                                                               1997      1996
                                                              -------   -------
                                                                (IN THOUSANDS)
Deferred tax assets:
     Capitalization of inventory costs                        $ 4,085   $ 3,800
     Capital lease                                                404       333
     Accounts receivable                                        1,143     1,018
     Other                                                      2,645       650
                                                              -------   -------
     Total deferred tax assets                                  8,277     5,801

Deferred tax liability:
     Depreciation method and different estimated lives           (425)     (835)
     Other                                                     (1,016)     --
                                                              -------   -------
     Total deferred tax liabilities                           $(1,441)  $  (835)
                                                              =======   =======

     Net                                                      $ 6,836   $ 4,966
                                                              =======   =======

Classified in balance sheet as follows:
     Current deferred tax asset                               $ 6,639   $ 5,221
     Long term deferred tax asset (net of
      noncurrent deferred tax liability)                          197
     Long term deferred tax liability (net
      of noncurrent deferred tax asset)                                    (255)
                                                              -------   -------
     Net                                                      $ 6,836   $ 4,966
                                                              =======   =======

NOTE 4 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. The interest rate on short term borrowings was 6.75% at March 1, 1997. At March 1, 1997 there was $4,950,000 in outstanding borrowings and there were no borrowings at March 2, 1996.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

Total interest charges incurred for the years ended March 1, 1997, March 2, 1996 and December 31, 1994 including amounts related to capital leases, were $586,000, $623,000 and $865,000, respectively, of which $152,000, $105,000 and
$612,000 were capitalized in fiscals 1997, 1996 and 1994, respectively, in connection with the purchase and construction of new facilities.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. At March 1, 1997 and at March 2, 1996, the Company had $6,094,004 and $3,786,000,
respectively, in outstanding letters of credit.

NOTE 5 - FAIR VALUE DISCLOSURES

The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

The fair value of the Company's cash and cash equivalents, accounts receivable and short-term borrowings approximates their carrying values at March 1, 1997 and March 2, 1996 due to the short-term maturities of these instruments.

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

      The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                              MARCH 1,  MARCH 2,
                                                                1997      1996
                                                              -------   -------
                                                                (IN THOUSANDS)
Actuarial present value of benefit obligation:
   Accumulated benefit obligation, including vested
   benefits of $3,128 at March 1, 1997 and $2,552
   at March 2, 1996                                           $ 3,254   $ 2,711
                                                              =======   =======

   Projected benefit obligation                               $ 4,180   $ 3,592

   Plan assets at fair value, primarily mutual
      funds and United States Treasury bills                    3,869     3,249
                                                              -------   -------

   Plan assets less than projected benefit obligation            (311)     (343)

   Unrecognized net loss
                                                                  147       186

   Unamortized net asset at transition                           (127)     (152)
                                                              -------   -------

   Accrued pension cost (included in accrued expenses)        $  (291)  $  (309)
                                                              =======   =======

Pension expense includes the following components:

                                                   FISCAL YEAR ENDED
                                         -----------------------------------
                                        MARCH 1,       MARCH 2,     DECEMBER 31,
                                         1997           1996           1994
                                         -----          -----          -----
                                                   (IN THOUSANDS)
Service cost-benefits earned
during the period                        $ 326          $ 330          $ 384

Interest cost on the projected
benefit obligation                         282            242            248

Actual return on plan assets
                                          (159)          (191)          (193)

Net amortization and deferral
                                          (155)           (80)           (82)
                                         -----          -----          -----

Net periodic pension cost                $ 294          $ 301          $ 357
                                         =====          =====          =====

      The weighted average discount rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.75% during each of the years ended March 1, 1997, March 2, 1996, and December 31, 1994. The expected long-term rate of return on plan assets was 8.5% during each of the years ended March 1, 1997, March 2, 1996 and December 31, 1994.

b. PROFIT-SHARING AND 401-K PLAN - The Company has a profit-sharing plan and 401(K) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(K) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan, however, profit-sharing contributions were made in the amounts of $200,000 for year ended March 1, 1997, and $130,000 for each of the years ended March 2, 1996, and December 31, 1994.

NOTE 7 - COMMITMENTS

a. LEASES - The Company has various operating leases and one capital lease for its retail stores, with terms expiring between 1997 and 2016. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

      Future minimum lease payments at March 1, 1997 are as follows:

                                                  CAPITAL LEASE        OPERATING
                                                   REAL ESTATE           LEASES
                                                   -----------           ------
                                                            (IN THOUSANDS)
1998                                                 $  600             $ 6,974
1999                                                    600               6,158
2000                                                    450               5,442
2001                                                   --                 5,062
2002                                                   --                 5,171
2003 and thereafter                                    --                39,785
                                                     ------             -------
Total minimum payments                                1,650             $68,592
                                                                        =======

Less amount representing interest                       345
                                                     ------

Present value of net minimum lease payments           1,305
                                                     ------

Less current maturities                                 405
                                                     ------
                                                     $  900
                                                     ======

Payments under the real estate capital lease, which expires in 1999, are payable to the Company's principal shareholder. Rental payments were $600,000 during each of the years ended March 1, 1997, March 2, 1996 and December 31, 1994.

Rent expense for operating leases are as follows:

                                FISCAL YEAR ENDED               TWO MONTHS ENDED
                      ---------------------------------------     ------------
                      MARCH 1,      MARCH 2,     DECEMBER 31,     FEBRUARY 25,
                       1997          1996           1994             1995
                       ----          ----           ----             ----
                                          (IN THOUSANDS)
Minimum rentals       $ 5,832       $ 4,308        $ 4,030            $ 698

Escalation rentals        413            24              9               28

Contingent rentals         36            40             25                4

Sublease rentals         (743)         (386)          (192)             (32)
                      -------       -------        -------            -----

                      $ 5,538       $ 3,986        $ 3,872            $ 698
                      =======       =======        =======            =====

b. EMPLOYMENT AGREEMENT - At March 1, 1997 the Company had an employment agreement with its General Merchandising Manager, expiring 2009, pursuant to which annual compensation of approximately $300,000 is required. In addition, that employee is entitled to additional compensation upon occurrence of certain events.

c. LEGAL PROCEEDINGS - The Company is a party to routine litigation incident to its business. Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company, and after discussion with counsel, that there are no legal proceedings that will have a material adverse effect on the financial condition or results of operations of the Company. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers.

NOTE 8 - PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, in one or more series of preferred stock. The Board of Directors is authorized to establish the number of shares to be included in each such series, and to fix the designation, relative rights, preferences, qualifications and limitations of the shares of each such series.

NOTE 9 - STOCK OPTION PLAN

The Company's Stock Option Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options or stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the common shares on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the common shares on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price. The Company has reserved 1,000,000 shares of common stock for issuance thereunder.

No option or stock appreciation rights may be granted under the stock option plan after July 2003. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company).

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income would have been $19,042,000 and $10,411,000 for 1997 and 1996, respectively, and the earnings per share would have been $1.08 and $0.59 for 1997 and 1996, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1997.

Stock option transactions are summarized below:

                                                          FISCAL YEAR ENDED                                 TWO MONTHS ENDED
                                    ----------------------------------------------------------------     ----------------------
                                        MARCH 1, 1997       MARCH 2, 1996         DECEMBER 31, 1994        FEBRUARY 25, 1995
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    -------------------------------------------------------------------------------------------
                                                WEIGHTED              WEIGHTED              WEIGHTED                WEIGHTED
                                                AVERAGE               AVERAGE               AVERAGE                 AVERAGE
                                                EXERCISE              EXERCISE              EXERCISE                EXERCISE
FIXED OPTIONS                        SHARES      PRICE    SHARES       PRICE     SHARES      PRICE       SHARES      PRICE
                                     -------     ------   -------      ------    -------     ------      -------     -----
Outstanding
     beginning of year                426       $ 9.94      464        $9.90      547        $10.04        496      $ 9.96
     Granted                          100         8.00       -           -         57          8.50         -         -
     Exercised                         -           -         -           -         (2)         8.63         -         -
     Cancelled                        (36)       10.27      (38)        9.53     (106)         9.81        (32)      10.65
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of period            490       $ 9.52      426        $9.94      496        $ 9.96        464      $ 9.91
===============================================================================================================================

Options exerciseable at year end      360       $ 9.83      320       $10.02      288        $10.11        256      $10.04

Weighted-average fair value of
  options granted during the year               $ 4.99                   -                   $ 4.99                    -

The following table summarizes information about stock options outstanding at March 1, 1997:

                              OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
------------------------------------------------------------------------------     ----------------------------------------
                                         WEIGHTED-AVERAGE
                        NUMBER              REMAINING             WEIGHTED-             NUMBER            WEIGHTED-
    RANGE OF        OUTSTANDING AT         CONTRACTURAL            AVERAGE          EXERCISABLE AT         AVERAGE
EXERCISE PRICES      MARCH 1, 1997         LIFE (YEARS)        EXERCISE PRICE        MARCH 1, 1997     EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------
$7.125 - $12.250       490,625                 4.8                  $9.52              359,815              $9.83

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rate 6.83%, expected life 10 years, expected volatility of 33.29%, dividend yield 0%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

NOTE 10 - OTHER TRANSACTIONS

Included in cost of sales for the three fiscal years ended March 1, 1997, March 2, 1996 and December 31, 1994 are purchases of approximately $5,471,000, $5,139,000 and $6,322,000, respectively, from a company related to the principal shareholder, as well as a licensee of the related company. In 1991 the Company entered into an agreement with the licensee to purchase annually approximately $4,200,000 of suits. Included in prepaid expenses and other current assets at March 1, 1997 and March 2, 1996 are advances to the licensee totaling approximately $2,182,000 and $3,438,000, respectively. The advances at March 1, 1997 are for purchases to be received in the Spring and Fall of 1997 and are to be received by the Company prior to December 31, 1997. A $2,200,000 provision was made for the fiscal year and fourth quarter ended March 2, 1996 in recognition of current information that the licensee advance may not be fully recoverable. In addition, the

Company has guaranteed a letter of credit on behalf of the licensee totaling approximately $150,000, which expires on July 5, 1997 and at March 1, 1997 has advanced fabric in the approximate amount of $311,000.

The Company has entered into a capital lease with the Chief Executive Officer. Included in the Statement of Income are the following expense relating to this agreement:

                            FISCAL YEAR ENDED                TWO MONTHS ENDED
                            -----------------                ----------------
                MARCH 1,        MARCH 2,       DECEMBER 31,    FEBRUARY 25,
                 1997            1996              1994           1995
               ---------       --------        -------------   ------------
                                      (IN THOUSANDS)

Depreciation     $238            $238              $238            $40
Interest          261             313               366             57

The balance sheet includes the following items relating to this agreement:

                                   MARCH 1, 1997              MARCH 2, 1996
                                   -------------              -------------
                                                (IN THOUSANDS)

Assets under Capital Lease            $ 3,763                    $ 3,763
Accumulated Depreciation               (3,339)                    (3,101)
Capital Lease Obligation                1,305                      1,644

On November 22, 1996 the Company loaned the Marcy Syms Revocable Trust $500,000 toward the purchase of a house for Ms. Syms in Westchester County, New York. The loan is evidenced by the Trust's note, which is guaranteed by Ms. Syms, and is secured by a first priority mortgage on the real estate purchased. The note bears interest at the rate of 6.6% per annum (the then Federal Mid-Term Rate) payable annually, and the principal of the note is due November 22, 2001.

NOTE 11 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                 QUARTER
                                                 -------
                                 FIRST      SECOND      THIRD       FOURTH
                                 -----      ------      -----       ------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEAR ENDED MARCH 1, 1997
   Net sales                    $83,377    $75,128     $96,225     $92,062
   Gross profit                 $30,456    $26,133     $41,494     $35,596
   Net income                   $ 3,381    $ 1,441     $ 8,637     $ 5,606
   Net income per share         $  0.19    $  0.08     $  0.49     $  0.32


YEAR ENDED MARCH 2, 1996
   Net sales                    $79,252    $72,814     $93,439     $89,245
   Gross profit                 $27,174    $24,535     $34,577     $30,903
   Net income                   $ 1,036    $   741     $ 5,561     $ 3,073
   Net income per share         $  0.06    $  0.04     $  0.32     $  0.17