Form 10-Q
period 1997-05-31
SYMS CORP
filed 1997-07-08
CIK 724742

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

                        For the Period Ended MAY 31, 1997

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 3, 1997, the latest practicable date, there were 17,694,015 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                       ----------------------------------------
                                              SYMS CORP AND SUBSIDIARIES
                                       ----------------------------------------


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         May 31, 1997, March 1, 1997 and June 1, 1996                          1

         Condensed Consolidated Statements of Income for the
         Thirteen Weeks Ended May 31, 1997 and June 1, 1996                    2

         Condensed Consolidated Statements of Cash Flows for the
         Thirteen Weeks Ended May 31, 1997 and June 1, 1996                    3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           5-6

PART II. OTHER INFORMATION                                                     7

         Item 1.  Legal Proceedings
         Item 2.  Changes In Securities
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                     7

                                       ----------------------------------------
                                              SYMS CORP AND SUBSIDIARIES
                                       ----------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                        May 31,       March 1,        June 1,
                                                                         1997           1997           1996
                                                                       --------       --------       --------
                                                                      (Unaudited)      (NOTE)       (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                             $  6,757       $  3,344       $ 10,496
 Merchandise inventories                                                137,288        122,540        124,485
 Deferred income taxes                                                    8,163          6,639          5,860
 Prepaid expenses and other current assets                                3,321          1,756          4,398
                                                                       --------       --------       --------
  TOTAL CURRENT ASSETS                                                  155,529        134,279        145,239
PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization                                          141,852        142,741        129,682
DEFERRED INCOME TAXES                                                       313            197            697
OTHER ASSETS                                                              5,606          6,801          4,581
                                                                       --------       --------       --------
                                                                       $303,300       $284,018       $280,199
                                                                       ========       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                      $ 48,184       $ 28,723       $ 45,017
 Accrued expenses                                                         9,845         11,055         11,009
 Obligations to customers                                                 5,076          5,085          4,374
 Income taxes payable                                                     7,160          5,833          6,211
 Short term borrowings                                                        -          4,950              -
 Current portion of obligations under capital lease                         422            405            355
                                                                       --------       --------       --------
  TOTAL CURRENT LIABILITIES                                              70,687         56,051         66,966
                                                                       --------       --------       --------
OBLIGATIONS UNDER CAPITAL LEASE                                             787            900          1,210
                                                                       --------       --------       --------
DEFERRED INCOME TAXES                                                         -              -            842
                                                                       --------       --------       --------
OTHER LONG TERM LIABILITIES                                                 717            633            431
                                                                       --------       --------       --------
COMMITMENTS

SHAREHOLDERS' EQUITY
 Preferred stock, par value $100 per share - authorized 1,000 shares;
  none outstanding                                                            -              -              -

 Common stock, par value $0.05 per share - authorized 30,000 shares; 17,694 outstanding as of May 31, 1997, March 1, 1997 and
  June 1, 1996                                                              885            885            885
 Additional paid-in capital                                              11,709         11,709         11,709
 Retained earnings                                                      218,515        213,840        198,156
                                                                       --------       --------       --------
    TOTAL SHAREHOLDERS' EQUITY                                          231,109        226,434        210,750
                                                                       --------       --------       --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $303,300       $284,018       $280,199
                                                                       ========       ========       ========

NOTE: The balance sheet at March 1, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

                                       ----------------------------------------
                                              SYMS CORP AND SUBSIDIARIES
                                       ----------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Thirteen Weeks Ended
                                                --------------------------------
                                                May 31,                 June l,
                                                 1997                    1996
                                                -------                 -------
                                                          (Unaudited)

Net sales                                       $85,650                 $83,377
Cost of goods sold                               5l,477                  52,921
                                                -------                 -------
Gross profit                                     34,173                  30,456

Expenses:
Selling, general and administrative              17,392                  17,024
Advertising                                       2,835                   2,409
Occupancy                                         3,796                   3,175
Depreciation and amortization                     2,150                   1,881
Provision for special charges                        --                      --
                                                -------                 -------
Income from operations                            8,000                   5,967
Interest (income) expense - net                      75                     (17)
                                                -------                 -------
Income before income taxes                        7,925                   5,984
Provision for income taxes                        3,250                   2,603
                                                -------                 -------
Net income                                      $ 4,675                 $ 3,381
                                                =======                 =======
Net income per share                            $  0.26                 $  0.19
                                                =======                 =======
Weighted average shares outstanding              17,694                  17,694
                                                =======                 =======


See notes to condensed consolidated financial statements

                                       ----------------------------------------
                                              SYMS CORP AND SUBSIDIARIES
                                       ----------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                 Thirteen Weeks Ended
                                                                ----------------------
                                                                 May 31,      June l,
                                                                  1997         1996
                                                                --------      --------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $  4,675      $  3,381
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                              2,150         1,881
        Deferred income taxes                                     (1,640)         (252)
        (Gain) on sale of property and equipment                      (4)          (25)
        Loss on disposal of assets                                     -           244
    (Increase) decrease in operating assets:
      Merchandising Inventories                                  (14,748)      (11,531)
      Prepaid expenses and other current assets                   (1,565)         (877)
      Other assets                                                 1,186          (172)

  Increase (decrease) in operating liabilities:
    Accounts payable                                              19,461        14,117
    Accrued expenses                                              (1,210)        1,091
    Obligations to customers                                          (9)         (116)
    Other long term liabilities                                       84           194
    Income taxes                                                   1,327           384
                                                                --------      --------
      Net cash provided by operating activities                    9,707         8,319
                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                         (1,255)       (2,579)
  Proceeds from sale of property and equipment                         7            31
                                                                --------      --------
      Net cash (used in) investing activities                     (1,248)       (2,548)
                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of obligations under capital lease                    (96)          (79)
    Revolving line of credit borrowings - net                     (4,950)            -
                                                                --------      --------
        Net cash (used in) provided by financing activities       (5,046)          (79)
                                                                --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          3,413         5,692
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     3,344         4,804
                                                                --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  6,757      $ 10,496
                                                                ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)                     $     59      $     23
                                                                ========      ========
       Income taxes paid (refunds received) - net               $  3,563      $  2,476
                                                                ========      ========

See notes to condensed consolidated financial statements

                                       ----------------------------------------
                                              SYMS CORP AND SUBSIDIARIES
                                       ----------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 31, 1997 AND JUNE 1, 1996
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of forty "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 31, 1997 is not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 1, 1997.

NOTE 3 - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending February 28, 1998 will be comprised of 52 weeks. The fiscal year ended March 1, 1997 was also comprised of 52 weeks.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. As of May 31, 1997 and June 1, 1996 there were no outstanding borrowings under this agreement. At March 1, 1997 there was $4,950,000 in outstanding borrowings.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. At May 31, 1997, March 1, 1997 and June 1, 1996 the Company had $6,299,294, $6,094,000
and $3,879,000, respectively, in outstanding letters of credit.

                                       ----------------------------------------
                                              SYMS CORP AND SUBSIDIARIES
                                       ----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

Thirteen Weeks Ended May 31, 1997 Compared to Thirteen Weeks Ended June 1, 1996

Net sales of $85,650,000 for the thirteen weeks ended May 31, 1997 increased $2,273,000 (2.7%) as compared to net sales of $83,377,000 for the thirteen weeks ended June 1, 1996. Two new stores were included in the first quarter ended May 31, 1997. Comparable store sales decreased 3.4% from the 1996 period.

Gross profit for the thirteen weeks ended May 31, 1997 was $34,173,000, an increase of $3,717,000 (12.2%) as compared to $30,456,000 for the fiscal period ended June 1, 1996. This increase resulted mainly from increased net sales of $2,273,000 and the Company's gross margin increasing to 39.9% from 36.5%. The 3.4% improvement in gross margin resulted primarily from increased levels of opportunistic and in-season purchases which created better values for the Company's customers and lower markdowns.

Selling, general and administrative expense increased $368,000 to $17,392,000 (20.3% as a percentage of net sales) for the thirteen weeks ended May 31, 1997 as compared to $17,024,000 (20.4% as a percentage of net sales) for the thirteen weeks ended June 1, 1996. This increase resulted for the most part from costs associated with the two additional stores this year, somewhat offset by a continued effort by management to control expenses as a percent to sales.

Advertising expense for the thirteen weeks ended May 31, 1997 increased to $2,835,000, as compared to $2,409,000 in the thirteen week period ended June 1, 1996, resulting from a continued commitment to expand the Company's advertising effort and an increase in TV advertising in single store markets.

Occupancy costs were $3,796,000 (4.4% as a percentage of net sales) for the thirteen week period ended May 31, 1997, compared to $3,175,000 (3.8% as a percentage of net sales) for the period ended June 1, 1996. These increased costs resulted from occupancy expenses relating to the two additional stores.

Depreciation and amortization amounted to $2,150,000, an increase of $269,000 as compared to $1,881,000 for the thirteen weeks ended June 1, 1996, due primarily to the amortization of leasehold improvements for the new stores and depreciation on the 40,000 square foot addition to the Secaucus distribution center.

Income before income taxes for the thirteen weeks ended May 31, 1997 of $7,925,000 increased $1,941,000 (32.4%) as compared to $5,984,000 for the thirteen weeks ended June 1, 1996. As discussed above, the increase in income before income taxes reflects for the most part higher gross profit, offset somewhat by increased selling, general and administrative,advertising and occupancy expense.

For the thirteen week period ended May 31, 1997 the effective income tax rate was 41.0% as compared to 43.5% last year. Last year's rate anticipated possible increases in state income taxes as a result of ongoing litigation in certain jurisdictions.

                                       ----------------------------------------
                                              SYMS CORP AND SUBSIDIARIES
                                       ----------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Working capital at May 31, 1997 was $84,842,000, an increase of $6,569,000 from $78,273,000 as of June 1, 1996, and the ratio of current assets to current liabilities improved to 2.20 to 1 as compared to 2.17 to 1 at June 1, 1996.

Net cash provided by operating activities totaled $9,707,000 for the thirteen weeks ended May 31, 1997, an increase of $1,388,000 as compared to $8,319,000 for the thirteen weeks ended June 1, 1996. Net income for 1997 amounted to $4,675,000 compared to $3,381,000 in 1996, an increase of $1,294,000. In the thirteen week period ended May 31, 1997, cash provided from operating activities was mainly used to increase inventory by $14,748,000, offset by an increase in accounts payable of $19,461,000.

Net cash used in investing activities was $1,248,000 for the thirteen weeks ended May 31, 1997, and $2,548,000 in 1996. Expenditures for property and equipment totaled $1,255,000 and $2,579,000 for the thirteen weeks ended May 31, 1997 and June 1, 1996, respectively.

Net cash used in financing activities was $5,046,000 for the thirteen weeks ended May 31, 1997 and $79,000 for the thirteen weeks ended June 1, 1996. The $5,046,000 was mainly the result of the paydown of the $4,950,000 of short term borrowings from the year ended March 1, 1997.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. At December 1, 1997 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2000. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds as of May 31, 1997 and June 1, 1996 there were no outstanding borrowings under the revolving credit agreement.

The Company has planned capital expenditures of approximately $12,000,000 for the fiscal year ending February 28, 1998, which includes plans to open two new stores, and to relocate one store from a leased location to a Company built store. Through the thirteen week period ended May 31, 1997 the Company has incurred $1,255,000 of capital expenditures relating to the start of construction of the owned store being built to replace the leased store, as well as leasehold improvements for existing stores.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 28, 1998.

RECENT ACCOUNT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for the Company for the year ended February 28, 1998. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. Application of SFAS No. 18 is not expected to have a significant effect on the Company's earnings per share.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                                       ----------------------------------------
                                              SYMS CORP AND SUBSIDIARIES
                                       ----------------------------------------

PART II.     OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS - None

Item 2.      CHANGES IN SECURITIES - None

Item 3.      DEFAULTS UPON SENIOR SECURITIES - None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.      OTHER INFORMATION - None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K - During the quarter ended May 31, 1997 no reports on Form 8-K were filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SYMS CORP

DATE:  JULY 7, 1997            BY  /s/ SY SYMS
                                   ------------------------------------
                                   SY SYMS
                                   CHAIRMAN OF THE BOARD AND
                                   CHIEF EXECUTIVE OFFICER


                               BY  /s/ ANTONE F. MOREIRA
                                   ------------------------------------
                                   ANTONE F. MOREIRA
                                   VICE PRESIDENT, CHIEF FINANCIAL
                                   OFFICER AND TREASURER
                                   (Principal Financial and Accounting Officer)