Form 10-Q
period 1997-08-30
SYMS CORP
filed 1997-10-09
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  --------------

                                    FORM 10-Q

                                  --------------

                                   (MARK ONE)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended AUGUST 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For The Transition Period From_____________ to _____________


                          COMMISSION FILE NUMBER 1-8546


                                    SYMS CORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      NEW JERSEY                                              22-2465228
--------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)



     SYMS WAY, SECAUCUS, NEW JERSEY                            07094
----------------------------------------                     ----------
 (Address of principal executive offices)                    (Zip Code)


                                (201) 902-9600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  --------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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


At September 29, 1997 the latest practicable date, there were 17,786,640 shares outstanding of Common Stock, par value $0.05 per share.

==============================================================================

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          August 30, 1997, March 1, 1997 and August 31, 1996                 1

          Condensed Consolidated Statements of Income for the
          Thirteen Weeks and Twenty-Six Weeks Ended August 30, 1997
          and August 31, 1996                                                2

          Condensed Consolidated Statements of Cash Flows for the
          Twenty-Six Weeks Ended August 30, 1997 and August 31, 1996         3

          Notes to Condensed Consolidated Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         5-7


PART II.  OTHER INFORMATION                                                  8

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                   9

                                                -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------






CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                              AUGUST 30,        MARCH 1,         AUGUST 31,
                                                                                1997             1997              1996
                                                                           ---------------   -------------    ---------------
                                                                             (UNAUDITED)         (NOTE)         (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  3,203        $  3,344           $  6,744
   Merchandise inventories                                                      139,068         122,540            128,867
   Deferred income taxes                                                          5,170           6,639              5,977
   Prepaid expenses and other current assets                                      6,647           1,756              3,501
                                                                               --------        --------           --------
     TOTAL CURRENT ASSETS                                                       154,088         134,279            145,089
PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization                                                145,266         142,741            137,870
DEFERRED INCOME TAXES                                                               222             197                686
OTHER ASSETS - Net of accumulated amortization                                    6,538           6,801              5,457
                                                                               --------        --------           --------
     TOTAL ASSETS                                                              $306,114        $284,018           $289,102
                                                                               ========        ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $ 37,155        $ 28,723           $ 49,748
   Accrued expenses                                                              11,508          11,055              9,734
   Obligations to customers                                                       4,174           5,085              4,313
   Income taxes payable                                                           3,308           5,833              3,598
   Short term borrowings                                                         13,400           4,950              6,900
   Current portion of obligations under capital lease                               441             405                371
                                                                               --------        --------           --------
     TOTAL CURRENT LIABILITIES                                                   69,986          56,051             74,664
                                                                               --------        --------           --------
OBLIGATIONS UNDER CAPITAL LEASE                                                     670             900              1,111
                                                                               --------        --------           --------
DEFERRED INCOME TAXES                                                                --              --                667
                                                                               --------        --------           --------
OTHER LONG TERM LIABILITIES                                                         801             633                469
                                                                               --------        --------           --------
COMMITMENTS
SHAREHOLDERS' EQUITY
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
      none outstanding                                                               --              --                 --
   Common stock, par value; $0.05 per share. Authorized 30,000 shares; 17,776 outstanding as of August 30, 1997, and 17,694 outstanding as of
      March 1, 1997 and August 31, 1996                                             889             885                885
   Additional paid-in capital                                                    12,432          11,709             11,709
   Retained earnings                                                            221,336         213,840            199,597
                                                                               --------        --------           --------
     TOTAL SHAREHOLDERS' EQUITY                                                 234,657         226,434            212,191
                                                                               --------        --------           --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $306,114        $284,018           $289,102
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







See notes to condensed consolidated financial statements

                         ------------------------------
                           SYMS CORP AND SUBSIDIARIES
                         ------------------------------

CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                       -------------------------        ------------------------
                                       AUGUST 30,     AUGUST 31,        AUGUST 30,    AUGUST 31,
                                          1997           1996              1997          1996
                                          ----           ----              ----          ----
                                              (UNAUDITED)                    (UNAUDITED)
Net Sales                               $78,589        $75,128           $164,239      $158,505
Cost of goods sold                       48,318         48,995             99,795       101,916
                                        -------        -------           --------      --------
Gross profit                             30,271         26,133             64,444        56,589

Expenses:
Selling, general and administrative      17,984         17,599             35,376        34,623
Advertising                               1,065            474              3,900         2,883
Occupancy                                 4,134          3,508              7,930         6,683
Depreciation and amortization             2,140          1,949              4,290         3,830
                                        -------        -------           --------      --------
Income from operations                    4,948          2,603             12,948         8,570

Interest expense - net                      166             53                241            36
                                        -------        -------           --------      --------
Income before income taxes                4,782          2,550             12,707         8,534
Provision for income taxes                1,961          1,109              5,211         3,712
                                        -------        -------           --------      --------
Net income                              $ 2,821        $ 1,441           $  7,496      $  4,822
                                        =======        =======           ========      ========
Net income per share                       0.16           0.08               0.42          0.27
                                        =======        =======           ========      ========
Weighted average shares outstanding      17,761         17,694             17,739        17,694
                                        =======        =======           ========      ========






See notes to condensed consolidated financial statements

                         ------------------------------
                           SYMS CORP AND SUBSIDIARIES
                         ------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                           TWENTY-SIX WEEKS ENDED
                                                                           ----------------------
                                                                           AUGUST 30,  AUGUST 31,
                                                                              1997       1996
                                                                           ----------  ----------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  7,496    $  4,822
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                                              4,290       3,830
   Deferred income taxes                                                      1,444        (710)
   (Gain) on sale of property and equipment                                      (8)        (37)
   Loss on disposal of assets                                                  --           244
   (Increase) decrease in operating assets:
      Merchandise inventories                                               (16,528)    (15,913)
      Prepaid expenses and other current assets                              (4,891)         20
      Other assets                                                              237      (1,048)
   Increase (decrease) in operating liabilities:
      Accounts payable                                                        8,432      18,848
      Accrued expenses                                                          453        (184)
      Obligations to customers                                                 (911)       (177)
      Other long term liabilities                                               168         232
      Income taxes                                                           (2,525)     (2,053)
                                                                           --------    --------
           Net cash (used in) provided by operating activities               (2,343)      7,874
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                 (6,792)    (12,716)
     Proceeds from sale of property and equipment                                11          44
                                                                           --------    --------
          Net cash used in investing activities                              (6,781)    (12,672)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease                             (194)       (162)
     Revolving line of credit borrowings - net                                8,450       6,900
     Proceeds from exercise of stock options                                    727        --
                                                                           --------    --------
          Net cash provided by financing activities                           8,983       6,738
                                                                           --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (141)      1,940
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,344       4,804
                                                                           --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  3,203    $  6,744
                                                                           ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                   $    169          57
                                                                           ========    ========
    Income taxes paid - net                                                $ 10,846    $  3,977
                                                                           ========    ========





See notes to condensed consolidated financial statements

                                                -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 30,  1997 AND AUGUST 31, 1996
--------------------------------------------------------------------------------

(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of forty "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended August 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 1, 1997.

NOTE 3 - ACCOUNTING PERIOD

The Company maintains its records on the basis of a 52-53 week fiscal year ending the Saturday closest to the end of February. The fiscal year ending February 28, 1998 and March 1, 1997 are both comprised of 52 weeks.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The Company anticipates it will renew this facility for another three years for the same amount and the same terms, conditions and covenants. The average interest rate on short term borrowings was 6.13% at August 30, 1997. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. The Company had outstanding borrowings of $13,400,000, $4,950,000, and $6,900,000 as of August 30, 1997, March 1, 1997 and August 31, 1996, respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. At August 30, 1997, March 1, 1997 and August 31, 1996 the Company had $7,436,000, $6,094,000 and $7,896,000, respectively, in outstanding letters of credit.

                                                -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended August 30, 1997 Compared to Thirteen and Twenty-Six Weeks Ended August 31, 1996

Net sales of $78,589,000 for the thirteen weeks ended August 30, 1997 increased $3,461,000 (4.6%) as compared to net sales of $75,128,000 for the thirteen weeks ended August 31, 1996. For the twenty-six weeks ended August 30, 1997 net sales increased $5,734,000 (3.6%) to $164,239,000 as compared to net sales of $158,505,000 for the twenty-six weeks ended August 31, 1996. Comparable store sales decreased 0.9% for the thirteen weeks and 2.2% for the twenty-six weeks ended August 30, 1997 from the 1996 period. The 3.6% increase in net sales for the twenty-six week period was, for the most part, the result of the opening of the Park Avenue store located in New York City.

Gross profit for the thirteen weeks ended August 30, 1997 was $30,271,000, an increase of $4,138,000 (15.8%) as compared to $26,133,000 for the fiscal period ended August 31, 1996. Gross profit for the twenty-six weeks ended August 30, 1997 was $64,444,000, an increase of $7,855,000 (13.9%) as compared to
$56,589,000 for the fiscal period ended August 31, 1996. This increase resulted mainly from increased net sales of $5,734,000 and the Company's gross margin increasing to 39.2% from 35.7%. The 3.5% improvement in gross margin resulted primarily from increased levels of opportunistic and in-season purchases which created better values for the Company's customers and lower markdowns.

Selling, general and administrative expense increased $385,000 to $17,984,000 (22.9% as a percentage of net sales) for the thirteen weeks ended August 30, 1997 as compared to $17,599,000 (23.4% as a percentage of net sales) for the thirteen weeks ended August 31, 1996. Selling, general and administrative expense increased $753,000 to $35,376,000 (21.5% as a percentage of net sales) for the twenty-six weeks ended August 30, 1997 as compared to $34,623,000 (21.8% as a percentage of net sales) for the twenty-six weeks ended August 31, 1996.

Advertising expense for the thirteen weeks ended August 30, 1997 increased to $1,065,000 (1.4% as a percent of total net sales), as compared to $474,000 (.6% as a percent of total net sales) in the thirteen week period ended August 31, 1996. Advertising expense for the twenty-six weeks ended August 30, 1997 increased to $3,900,000 (2.4% as a percent of total net sales), as compared to $2,883,000 (1.8% as a precent of total net sales) in the twenty-six week period ended August 31, 1996, resulting from a commitment to expand the Company's advertising effort through radio and direct mail advertising during the thirteen weeks ended August 30, 1997 and an increase of TV in single store markets during the first thirteen weeks of this fiscal period. In addition, the Company advertised its August BASH event in the newspaper for the first time.

Occupancy costs were $4,134,000 (5.3% as a percentage of net sales) for the thirteen week period ended August 30, 1997, up from $3,508,000 (4.7% as a percentage of net sales) for the thirteen week period ended August 31, 1996. Occupancy costs were $7,930,000 (4.8% as a percentage of net sales) for the twenty-six week period ended August 30, 1997, up from $6,683,000 (4.2% as a percentage of net sales) for the period ended August 31, 1996. These increases in the thirteen and twenty-six week periods resulted mainly from the addition of the Park Avenue store.

Depreciation and amortization for the thirteen weeks ended August 30, 1997 amounted to $2,140,000, an increase of $191,000 as compared to $1,949,000 for the thirteen weeks ended August 31, 1996. Depreciation and amortization for the twenty-six weeks ended August 30, 1997 amounted to $4,290,000, an increase of $460,000 as compared to $3,830,000 for the twenty-six weeks ended August 31, 1996.

                                                -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------


This increase in the thirteen and twenty-six week periods resulted mainly from the addition of the Park Avenue store.

Income before income taxes for the thirteen weeks ended August 30, 1997 of $4,782,000 increased $2,232,000 as compared to $2,550,000 for the thirteen weeks ended August 31, 1996. Income before income taxes for the twenty-six weeks ended August 30, 1997 of $12,707,000 increased $4,173,000 as compared to $8,534,000 for the twenty-six weeks ended August 31, 1996. As discussed above, the increase in income before income taxes reflects for the most part higher gross profit, offset somewhat by increased selling, general and administrative, advertising and occupancy expenses.

For the thirteen and twenty-six week periods ended August 30, 1997 the effective income tax rate was 41.0% as compared to 43.5% last year. Last year's rate was adversely affected by additional tax provisions for certain states.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at August 30, 1997 was $84,102,000, an increase of $13,677,000 from $70,425,000 as of August 31, 1996, and the ratio of current assets to current liabilities improved to 2.20 to 1 as compared to 1.94 to 1 at August 31, 1996.

Net cash used by operating activities totaled $2,343,000 for the twenty-six weeks ended August 30, 1997 a decrease of $10,217,000 as compared to $7,874,000 provided by operating activities for the twenty-six weeks ended August 31, 1996. Net income for 1997 amounted to $7,496,000 as compared to $4,822,000 in 1996, an increase of $2,674,000. In the twenty-six week period ended August 30, 1997, net cash used in operating activities was mainly used to increase inventory by $16,528,000, offset by an increase in accounts payable of $8,432,000.

Net cash used in investing activities was $6,781,000 and $12,672,000 for the twenty-six weeks ended August 30, 1997 and August 31, 1996, respectively.

Net cash provided by financing activities was $8,983,000 for the twenty-six weeks ended August 30, 1997, compared to $6,738,000 in 1996. Both increases resulted from an increase in revolving line of credit borrowings amounting to $8,450,000 in 1997 and 6,900,000 in 1996. As of August 30, 1997 and August 31,
1996, the Company had net borrowings of $13,400,000 and $6,900,000, respectively, under its revolving credit agreement.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 1997. At December 1, 1997 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2000. The Company anticipates it will renew this facility for another three years for the same amount and the same terms, conditions and covenants. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the twenty-six weeks ended August 30, 1997 average borrowings under the revolving credit agreement were $3,818,000 with a weighted average interest rate of 6.26%. For the twenty-six weeks ended August 31, 1996 average borrowings under the revolving credit agreement were $1,214,000 with a weighted average interest rate of 6.40%.

The Company has planned capital expenditures of approximately $12,000,000 for the fiscal year ending February 28, 1998, which includes plans to open one new store, and to relocate one store from a leased location to a Company built store. Through the twenty-six week period ended August 30, 1997 the Company has incurred $6,792,000 of capital expenditures relating to the $12,000,000.

                                                -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------


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

                                                -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------


PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)The 1997 Annual Meeting of Stockholders of the Company was held on August 7, 1997.

          (b)The following eight persons were elected as directors at the meeting pursuant to the following vote:

                                                   For          Withhold
                                                   ---          --------
                 Sy Syms                        15,631,621      19,580
                 Marcy Syms                     15,633,621      17,580
                 Antone F. Moreira              15,633,321      17,880
                 Wilbur L. Ross, Jr.            15,633,321      17,880
                 Harvey Weinberg                15,633,321      17,880
                 Philip G. Barach               15,633,321      17,880
                 David A. Messer                15,633,321      17,880
                 Stephen A. Merns               15,633,621      17,580

          In the approval of the appointment of Deloitte & Touche LLP as the independent accountants of the Company, the vote was as follows:

                 For:                      15,641,655
                 Against:                       2,451
                 Abstain:                       7,095

          First Stockholder Proposal

          283,534 votes were cast for, 14,861,462 votes were cast against and 311,590 votes abstained with respect to the first stockholder proposal.

          Second Stockholder Proposal

          374,358 votes were cast for, 14,203,650 votes were cast against and 311,510 votes abstained with respect to the second stockholder proposal.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 11 - Statement re: Computation of Per Share Earnings

          (b)  Exhibit 27 - Financial Data Schedule

          (c) Reports on Form 8-K - During the quarter ended August 30, 1997 no reports on Form 8-K were filed.

                                                -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SYMS CORP



DATE:  OCTOBER 8, 1997            BY  /s/ SY SYMS
                                      ---------------------------------
                                      SY SYMS
                                      CHIEF EXECUTIVE OFFICER






                                  BY /s/ ANTONE F. MOREIRA
                                     ----------------------------------
                                      ANTONE F. MOREIRA
                                      VICE PRESIDENT
                                      CHIEF FINANCIAL OFFICER