Form 10-Q
period 1997-11-29
SYMS CORP
filed 1998-01-13
CIK 724742

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

                      For the Period Ended NOVEMBER 29, 1997

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


At January 12, 1998 the latest practicable date, there were 17,846,090 shares outstanding of Common Stock, par value $0.05 per share.
==============================================================================

                                               -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------

                                      INDEX
                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          November 29, 1997, March 1, 1997 and November 30, 1996                    1

          Condensed Consolidated Statements of Income for the Thirteen Weeks
          and Thirty-Nine Weeks Ended November 29, 1997 and November 30, 1996       2

          Condensed Consolidated Statements of Cash Flows for the Thirty-Nine
          Weeks Ended November 29, 1997 and November 30, 1996                       3

          Notes to Condensed Consolidated Financial Statements                      4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                5-6

PART II. OTHER INFORMATION                                                          7

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                          8



                                                -----------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                                -----------------------------






CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                             NOVEMBER 29,      MARCH 1,        NOVEMBER 30,
                                                                                1997             1997              1996
                                                                           ---------------   -------------    ---------------
                                                                             (UNAUDITED)         (NOTE)         (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  4,322        $  3,344           $  4,544
   Merchandise inventories                                                      151,316         122,540            143,074
   Deferred income taxes                                                          5,958           6,639              5,994
   Prepaid expenses and other current assets                                      1,576           1,756              2,175
                                                                               --------        --------           --------
     TOTAL CURRENT ASSETS                                                       163,172         134,279            155,787
PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization                                                146,909         142,741            143,193
DEFERRED INCOME TAXES                                                               418             197                784
OTHER ASSETS                                                                      6,706           6,801              6,386
                                                                               --------        --------           --------
     TOTAL ASSETS                                                              $317,205        $284,018           $306,150
                                                                               ========        ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $ 49,224        $ 28,723           $ 56,396
   Accrued expenses                                                              11,466          11,055             10,894
   Obligations to customers                                                       4,189           5,085              4,623
   Income taxes payable                                                           3,514           5,833              8,267
   Short term borrowings                                                          2,600           4,950              2,350
   Current portion of obligations under capital lease                               460             405                387
                                                                               --------        --------           --------
     TOTAL CURRENT LIABILITIES                                                   71,453          56,051             82,917
                                                                               --------        --------           --------
OBLIGATIONS UNDER CAPITAL LEASE                                                     547             900              1,008
DEFERRED INCOME TAXES                                                                --              --                849
OTHER LONG TERM LIABILITIES                                                         886             633                548
COMMITMENTS
SHAREHOLDERS' EQUITY
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
      none outstanding                                                               --              --                 --
   Common stock, par value; $0.05 per share. Authorized 30,000 shares; 17,846 shares outstanding as of November 29, 1997 and 17,694 shares as of
      March 2, 1996 and November 30, 1996                                           892             885                885
   Additional paid-in capital                                                    13,070          11,709             11,709
   Retained earnings                                                            230,357         213,840            208,234
                                                                               --------        --------           --------
     TOTAL SHAREHOLDERS' EQUITY                                                 244,319         226,840            220,828
                                                                               --------        --------           --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $317,205        $284,018           $306,150
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







See notes to condensed consolidated financial statements

                         ------------------------------
                           SYMS CORP AND SUBSIDIARIES
                         ------------------------------

CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                       -------------------------        ------------------------
                                       NOVEMBER 29,   NOVEMBER 30,      NOVEMBER 29,   NOVEMBER 30,
                                          1997           1996              1997           1996
                                          ----           ----              ----           ----
                                              (UNAUDITED)                    (UNAUDITED)
Net Sales                               $97,867        $96,225           $262,106      $254,730
Cost of goods sold                       55,824         54,731            155,619       156,647
                                        -------        -------           --------      --------
Gross profit                             42,043         41,494            106,487        98,083

Expenses:
Selling, general and administrative      17,729         17,913             53,105        52,536
Advertising                               2,955          2,410              6,855         5,293
Occupancy                                 3,775          3,666             11,705        10,349
Depreciation and amortization             2,171          2,034              6,461         5,864
Provisioin for special charges               --             --                 --            --
                                        -------        -------           --------      --------
Income from operations                   15,413         15,471             28,361        24,041

Interest expense - net                      124            184                365           220
                                        -------        -------           --------      --------
Income before income taxes               15,289         15,287             27,996        23,821
Provision for income taxes                6,268          6,650             11,479        10,362
                                        -------        -------           --------      --------
Net income                              $ 9,021        $ 8,637           $ 16,517      $ 13,459
                                        =======        =======           ========      ========
Net income per share                    $  0.51        $  0.49           $   0.93      $   0.76
                                        =======        =======           ========      ========
Weighted average shares outstanding      17,848         17,694             17,775        17,694
                                        =======        =======           ========      ========






See notes to condensed consolidated financial statements

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                           THIRTY-NINE WEEKS ENDED
                                                                          -------------------------
                                                                          NOVEMBER 29, NOVEMBER 30,
                                                                              1997        1996
                                                                           ----------  ----------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 16,517    $ 13,459
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                              6,461       5,864
   Deferred income taxes                                                        460        (463)
   (Gain) on sale of property and equipment                                     (28)        (38)
   Loss on disposal of assets                                                    50         244
   (Increase) decrease in operating assets:
      Merchandise inventories                                               (28,776)    (30,120)
      Other current assets                                                      180       1,346
      Other assets                                                               59      (1,977)
   Increase (decrease) in operating liabilities:
      Accounts payable                                                       20,501      25,496
      Accrued expenses                                                          411         976
      Obligations to customers                                                 (896)        133
      Other long term liabilities                                               253         311
      Income taxes                                                           (2,319)     (2,436)
                                                                           --------    --------
           Net cash provided by operating activities                         12,873      17,667
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                (10,644)    (20,078)
     Proceeds from sale of property and equipment                                29          50
                                                                           --------    --------
          Net cash (used in) investing activities                           (10,615)    (20,028)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease                             (298)       (249)
     Revolving line of credit borrowings - net                               (2,350)      2,350
     Exercise of stock options                                                1,368        --
                                                                           --------    --------
          Net cash (used in) provided by financing activities                (1,280)      2,101
                                                                           --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            978        (260)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,344       4,804
                                                                           --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  4,322    $  4,544
                                                                           ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                   $    419    $    261
                                                                           ========    ========
    Income taxes paid - net                                                $ 13,329    $  5,891
                                                                           ========    ========





See notes to condensed consolidated financial statements

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
--------------------------------------------------------------------------------

(UNAUDITED)
NOTE 1 -- THE COMPANY

Syms Corp (the "Company") operates a chain of forty-one "off-price" retail clothing stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended November 29, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 1, 1997.

NOTE 3 -- ACCOUNTING PERIOD

The Company maintains its records on the basis of a 52-53 week fiscal year ending the Saturday closest to the end of February. The fiscal year ending February 28, 1998 and March 1, 1997 are both comprised of 52 weeks.

NOTE 4 --  MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 --  BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000. By an amendment dated November 25, 1997, this facility was extended for an additional three years, through December 1, 2000. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average interest rate on short term borrowings was 6.2% at November 29, 1997. The average daily unused portion is subject to a commitment fee of 1/8% of 1% per annum. The Company had outstanding borrowings of $2,600,000, $4,950,000 and $2,350,000 as of November 29, 1997, March 1, 1997 and November 30, 1996,
respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short term borrowing. This agreement may be canceled at any time by either party. At November 29, 1997, March 1, 1997 and November 30, 1996 the Company had $3,706,000, $6,094,000 and $4,202,000, respectively, in outstanding letters of credit.

                                                   ---------------------------
                                                   SYMS CORP AND SUBSIDIARIES
                                                   ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen and Thirty-Nine Weeks Ended November 29, 1997 Compared to Thirteen and Thirty-Nine Weeks Ended November 30, 1996

Net sales of $97,867,000 for the thirteen weeks ended November 29, 1997 increased $1,164,200 (1.7%) as compared to net sales of $96,225,000 for the thirteen weeks ended November 30, 1996. For the thirty-nine weeks ended November 29, 1997 net sales increased $7,376,000 (2.9%) to $262,106,000 as compared to net sales of $254,730,000 for the thirty-nine weeks ended November 30, 1996. Comparable store net sales decreased 3.3% for the thirteen weeks and decreased 2.6% for the thirty-nine weeks ended November 29, 1997 from the 1996 periods. The 2.9% increase in net sales was, for the most part, the result of an increase in the number of stores as compared to last year.

Gross profit for the thirteen weeks ended November 29, 1997 was $42,043,000, an increase of $549,000 (1.3%) as compared to $41,494,000 for the fiscal period ended November 30, 1996. Gross profit for the current year's third quarter increased principally from higher net sales. Gross profit for the thirty-nine weeks ended November 29, 1997 was $106,487,000, an increase of $8,404,000 (8.6%)
as compared to $98,083,000 for the fiscal period ended November 30, 1996. Gross profit for the thirty-nine weeks ended November 29, 1997 increased mainly from higher net sales in the current thirty-nine week period as well as an improved initial mark up on goods and fewer markdowns, resulting from increased levels of opportunistic and in-season purchases which created better values for the Company's customers.

Selling, general and administrative expense decreased $184,000 to $17,729,000 (18.1% as a percentage of net sales) for the thirteen weeks ended November 29, 1997 as compared to $17,913,000 (18.6% as a percentage of net sales) for the thirteen weeks ended November 30, 1996. Selling, general and administrative expense increased $569,000 to $53,105,000 (20.3%) for the thirty-nine weeks ended November 29, 1997 as compared to $52,536,000 (20.6%) for the thirty-nine weeks ended November 30, 1996.

Advertising expense for the thirteen weeks ended November 29, 1997 increased to $2,955,000, as compared to $2,410,000 in the thirteen week period ended November 30, 1996. Advertising expense for the thirty-nine weeks ended November 29, 1997 increased to $6,855,000, as compared to $5,293,000 in the thirty-nine week period ended November 30, 1996. These increases were due to an increase in television and radio advertising in certain single store markets as well as two promotional events not advertised in previous years.

Occupancy costs were $3,775,000 (3.9% as a percentage of net sales) for the thirteen week period ended November 29, 1997, up from $3,666,000 (3.8% as a percentage of net sales) for the thirteen week period ended November 30, 1996. Occupancy costs were $11,705,000 (4.5%) for the thirty-nine week period ended November 29, 1997, up from $10,349,000 (4.1%) for the thirty-nine week period ended November 30, 1996. The increases in both the thirteen and thirty-nine week periods resulted mainly from the addition of the Park Avenue store open since November of 1996.

Depreciation and amortization amounted to $2,171,000 for the thirteen week period ended November 29, 1997, an increase of $137,000, as compared to $2,034,000 for the thirteen weeks ended November 30, 1996. Depreciation and amortization for the thirty-nine week period ended November 29, 1997 amounted to $6,461,000, an increase of $597,000, as compared to $5,864,000 for the thirty-nine weeks ended November 30, 1996. This increase resulted from the addition of the Park Avenue store, an addition to the Secaucus, NJ Distribution Center, the addition of an owned location in Marietta, GA and the completion of a company built store in Rockville, MD to replace a leased location.

                                                   ---------------------------
                                                   SYMS CORP AND SUBSIDIARIES
                                                   ---------------------------


Income before income taxes for the thirteen weeks ended November 29, 1997 of $15,289,000 increased $2,000 as compared to $15,287,000 for the thirteen weeks ended November 30, 1996. Income before income taxes for the thirty-nine weeks ended November 29, 1997 of $27,996,000 increased $4,175,000 as compared to $23,821,000 for the thirty-nine weeks ended November 30, 1996. As discussed above, the increase in income before income taxes, for the current year's thirty-nine week period, reflects, for the most part, higher gross profit, offset somewhat by increased selling, general and administrative expenses and increased advertising expenses, as well as higher occupancy costs and depreciation and amortization.

For the thirteen and thirty-nine week periods ended November 29, 1997 the effective income tax rate was 41.0% as compared to 43.5% last year. Last year's rate was adversely affected by additional tax provisions for certain states.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at November 29, 1997 was $91,719,000, an increase of $18,849,000 from $72,870,000 as of November 30, 1996, and the ratio of current assets to current liabilities at November 29, 1997 was 2.28 to 1 as compared to 1.88 to 1 at and November 30, 1996.

Net cash provided by operating activities totaled $12,873,000 for the thirty-nine weeks ended November 29, 1997, a decrease of $4,794,000 as compared to $17,667,000 for the thirty-nine weeks ended November 30, 1996. This decrease resulted primarily from a smaller increase this year in accounts payable as well as a reduction this year vs. an increase last year in accrued income taxes, both offset by a higher net income this year. Net income for 1997 amounted to $16,517,000 compared to $13,459,000 in 1996, an increase of $3,058,000.

Net cash used in investing activities was $10,615,000 and $20,028,000 for the thirty-nine weeks ended November 29, 1997 and November 30, 1996, respectively.

Net cash used in financing activities was $1,280,000 for the thirty-nine weeks ended November 29, 1997, compared to $2,101,000 provided by financing activities in the thirty-nine weeks ended November 30, 1996. As of November 29, 1997 and November 30, 1996, the Company had net borrowings of $2,600,000 and $2,350,000, respectively, under its revolving credit agreement.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the thirty-nine weeks ended November 29, 1997 average borrowings under the revolving credit agreement were $6,469,000 with a weighted average interest rate of 6.2%. For the thirty-nine weeks ended November 30, 1996 average borrowings under the revolving credit agreement were $4,687,000 with a weighted average interest rate of 6. 0%.

The Company has planned capital expenditures for the fiscal year ending February 28, 1998 of $12,000,000, which includes the opening of one new store, and the relocation of one store from a leased location to a Company built store. Through the thirty-nine week period ended November 29, 1997 the Company has incurred $10,644,000 of capital expenditures relating to the $12,000,000.

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

                                                    ---------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                    ---------------------------

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 - Statement  re: Computation of Per Share Earnings

     (b) Exhibit 27 - Financial Data Schedule

     (c) Reports on Form 8-K -- During the quarter ended November 29, 1997 no reports on Form 8-K were filed.

                                                    ---------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                    ---------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SYMS CORP

   DATE: January 13, 1998             BY   ____________________________________
                                           SY SYMS
                                           CHIEF EXECUTIVE OFFICER


                                      BY   ____________________________________
                                           ANTONE F. MOREIRA
                                           VICE PRESIDENT &
                                           CHIEF FINANCIAL OFFICER
                                           (Principal Financial Officer &
                                            Chief Accounting Officer)