Form 10-K
period 1998-02-28
SYMS CORP
filed 1998-05-13
CIK 724742

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

                               -------------------


(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                       or

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   Name of each exchange on
         Title of each class                          which registered
     ----------------------------                 ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock of the registrant held by non-affiliates on April 28, 1998 was $127,138,955 based upon the closing price of such stock on that date.

     As of April 28, 1998 17,869,090 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the 1998 annual meeting of stockholders to be filed pursuant to Regulation 14A are incorporated in Part III hereof by reference.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Syms Corp operates a chain of forty-one "off-price" retail stores located throughout the Northeastern and middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to forty-one stores and the aggregate amount of selling space in the Syms stores increased from approximately 2,000 square feet to approximately 1,584,000 square feet. In March 1987, the Company relocated to an approximately 277,000 square foot distribution center and executive headquarters. Syms Corp was incorporated in New Jersey in 1983. On July 25, 1983, a reorganization was effected pursuant to which Syms Inc. and a newly formed corporation, Syms Advertising, Inc., became wholly owned subsidiaries of Syms Corp. Syms Advertising Agency, a sole proprietorship owned by Sy Syms, was transferred to Syms Advertising Inc. On December 31, 1985, Syms Inc. was merged into Syms Corp. Syms Inc. was the principal retailing subsidiary of Syms Corp and the operations previously conducted by Syms Inc. are now being conducted by Syms Corp.


     The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.

DESCRIPTION OF BUSINESS

     The Syms chain of forty-one apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.


MERCHANDISE

     For the year ended February 28, 1998 net sales were generated by the following categories:

Men's tailored clothes and haberdashery...............................   54%
Women's dresses, suits, separates and accessories.....................   31%
Shoes.................................................................    8%
Children's wear.......................................................    5%
Luggage, domestics and fragrances.....................................    2%
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

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 278 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

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

COMPETITION

     The retail apparel business is highly competitive, and the Company accounts for only a small fraction of the total market for men's, women's and children's apparel. The Company's stores compete with discount stores, apparel specialty stores, department stores, manufacturer-owned factory outlet stores and others. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater resources than the Company. Retailers having substantially greater resources than the Company have indicated their intention to enter the "off-price" apparel business, and the "off-price" apparel business itself has become increasingly competitive, especially with respect to the increased use by manufacturers of their own factory outlets. At various times of the year, department store chains and specialty shops offer brand-name merchandise at substantial markdowns.

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

EMPLOYEES

     At February 28, 1998, the Company had 2,300 employees of whom approximately 470 work part time. The Company has collective bargaining agreements with the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union which expire in the year 2000 and cover 1,641 sales and tailor employees. The Company believes its relationships with the Unions are good. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store.


ITEM 2. PROPERTIES

THE STORES

  Location

     At February 28, 1998 the Company had forty-one stores, nineteen of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.


                                         APPROXIMATE SELLING                                               APPROXIMATE SELLING
OWNED STORES                            SPACE AT FEBRUARY 28,       LEASED STORES                         SPACE AT FEBRUARY 28,
LOCATION                                   1998 (SQ. FT.)           LOCATION                                  1998 (SQ. FT.)
------------                            ---------------------       -------------                         ---------------------
Lower Manhattan, NYC, New York                 40,000               Elmsford, New York                            50,000
Westbury, Long Island                          72,000               Woodbridge, New Jersey                        32,000
Commack, Long Island                           36,000               Berlin, Connecticut                           31,000
Rockville, MD                                  61,000               N. Cranston, Rhode Island                     27,000
Buffalo, New York                              39,000               Norwood, Massachusetts                        36,000
Rochester, New York                            32,000               Peabody, Massachusetts                        39,000
Paramus, New Jersey                            56,000               Franklin Mills Mall, Pennsylvania             22,000
Secaucus, New Jersey                           29,000               Falls Church, Virginia                        28,000
Cherry Hill, New Jersey                        40,000               Potomac Mills Mall, Virginia                  33,000
Fairfield, Connecticut                         32,000               Baltimore, Maryland                           43,000
King of Prussia, Pennsylvania                  41,000               West Palm Beach, Florida                      36,000
Monroeville, Pennsylvania                      31,000               Gurnee Mills Mall, Illinois                   33,000
Fort Lauderdale, Florida                       44,000               Niles, Illinois                               32,000
Miami, Florida                                 45,000               St. Louis, Missouri                           33,000
Tampa, Florida                                 38,000               Charlotte, North Carolina                     30,000
Addison, Illinois                              47,000               Sharonville, Ohio                             31,000
Marietta, Georgia                              39,000               Highland Heights, Ohio                        36,000
Norcross, Georgia                              51,000               Parkway Center Mall, Pittsburgh               40,000
Southfield, Michigan                           46,000               Park Avenue, NYC, New York                    39,000
Dallas, Texas                                  42,000
Hurst, Texas                                   38,000
Houston, Texas                                 34,000
                                              -------                                                            -------
Total Owned Space                             933,000               Total Leased Space                           651,000
                                              =======                                                            =======

     Syms stores are either "free standing" or located in shopping centers or indoor malls, and all are surrounded by adequate parking areas, except for the New York City stores. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least one million people and are readily accessible to customers by automobile. In certain areas where there is a population in excess of two million people, Syms has opened more than one store in the same general vicinity.

Lease Terms

     Eighteen of the Company's forty-one stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Mr. Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:


                                NUMBER OF           NUMBER OF            RANGE IN YEARS OF
CALENDAR                          LEASES        LEASES WITH RENEWAL           OPTION
PERIODS                          EXPIRING             OPTIONS               PERIODS (1)
--------                         --------       -------------------      ------------------
1998                                 3                  3                        5
1999                                 3                  1                        5
2000                                 1                  1                        5
2001                                 0                  0                        0
2002                                 2                  1                        4
2003 and thereafter                 14                 10                      3 - 5
                                    --                 --
                               (2)  23                 16

------------

(1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

(2)  Includes lease obligations for stores not yet opened.


Store leases provide for a base rental of between approximately $2.90 and $34.06 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Four of the Company's stores have a percentage of sales rental as well as a fixed minimum rent. Rental payments for Syms' leased stores aggregated $7,724,000 for the year ended February 28, 1998, of which $600,000 was paid to Mr. Sy Syms as fixed rent.

  STORE OPENINGS/CLOSINGS

     On October 23, 1997 the Company moved its Rockville, MD store (approximately 56,000 square feet of selling space) to a newly built location (approximately 61,000 square feet of selling space). On November 20, 1997 the Company opened a new store in Marietta, Georgia (approximately 39,000 square feet of selling space).

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


                                                                             HIGH              LOW
                                                                             ----              ---
1998      First Quarter (through April 28, 1998)                           $14 9/16          $13 5/8

1997      Quarter ended February 28, 1998                                  $ 14 1/4          $11 5/8
          Quarter ended November 29, 1997
          Quarter ended August 30, 1997                                    14 15/16           11 1/4
          Quarter ended June 1, 1997                                             14            9 3/8
                                                                             10 1/8                9

1996      Quarter ended March 1, 1997                                      $ 10 1/4          $ 8 3/4
          Quarter ended November 30, 1996                                     8 7/8            8 1/8
          Quarter ended August 31, 1996                                       8 1/2            7 1/8
          Quarter ended June 1, 1996                                          8 3/8            7 5/8


HOLDERS

     As of April 28, 1998 there were 187 record holders of the Company's Common Stock. The Company believes that there were in excess of 1,700 beneficial owners of the Company's Common Stock as of that date.

DIVIDENDS

     The Board of Directors of the Company elected not to declare dividends, in the fiscal years ended March 1, 1997 and February 28, 1998. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to notes to consolidated financial statements regarding covenants in the Company's revolving credit agreement). The Company has also announced that its Board of Directors has authorized the repurchase of up to 15% of its outstanding shares of common stock at prevailing market prices during the current and following fiscal years ended February 26, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended February 28, 1998, March 1, 1997, March 2, 1996, December 31, 1994, January 1, 1994 and the two months ended February 25, 1995, except that the balance sheets at February 25, 1995 to February 26, 1994 are unaudited. The selected financial information presented below should be read in conjunction with such financial statements and notes thereto.


                                                                      FISCAL YEAR ENDED
                                          ------------------------------------------------------------------------------------
                                          FEBRUARY 28,         MARCH 1,          MARCH 2,        DECEMBER 31,       JANUARY 1,
                                             1998               1997              1996              1994              1994
                                          ------------         --------          -------         ------------       ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income statement data:
Net sales ...............................   $352,959           $346,792         $334,750         $326,651           $318,939
                                            ========           ========         ========         ========           ========
Net income ..............................   $ 23,036           $ 19,065         $ 10,411         $  8,491           $ 10,847
                                            ========           ========         ========         ========           ========
Net income per share - basic ............   $   1.30           $   1.08         $   0.59         $   0.48           $   0.61
                                            ========           ========         ========         ========           ========
Net income per share - diluted ..........   $   1.29           $   1.08         $   0.59         $   0.48           $   0.61
                                            ========           ========         ========         ========           ========
Cash Dividends Per Share ................   $   --             $   --           $   --           $   0.10           $   0.05
                                            ========           ========         ========         ========           ========
Balance sheet data:
Working Capital .........................   $ 99,728           $ 78,228         $ 75,521         $ 59,918           $ 59,871
Total Assets ............................   $294,192           $284,018         $260,144         $245,385           $221,152
Long term debt and capitalized
 leases (A) .............................   $    419           $    900         $  1,304         $  1,696           $  1,974

Shareholders' equity ....................   $250,870           $226,434         $207,369         $197,341           $190,605



                                                        TWO MONTHS ENDED
                                                  ---------------------------
                                                  FEBRUARY 25,   FEBRUARY 26,
                                                     1995           1994
                                                  ------------   ------------

Income statement data:
Net sales ...................................     $  46,632       $  41,642
                                                  =========       =========
Net income ..................................     $    (383)      $      50
                                                  =========       =========
Net income per share - basic ................     $   (0.02)      $    --
                                                  =========       =========
Net income per share - diluted ..............     $   (0.02)      $    --
                                                  =========       =========
Cash Dividends Per Share ....................     $    --         $    --
                                                  =========       =========
Balance sheet data:
Working Capital .............................     $  60,703       $  52,539
Total Assets ................................     $ 255,612       $ 238,203
Long term debt and capitalized
  leases (A) ................................     $   1,645       $   1,931

Shareholders' equity ........................     $ 196,958       $ 190,655

----------

(A) Excludes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including, without limitation, certain statements under the "Liquidity and Capital Resources," "Year 2000 Compliance" and "Impact of Inflation and Changing Prices" sub-headings in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management's expectations ("Cautionary Factors") include, without limitation, the changing nature of the apparel retailing industry, the Company's ability to maintain favorable relationship with vendors, expansion in the number of the Company's stores, competition which the Company faces and general economic conditions. All written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these Cautionary Factors.

     The following discussion compares the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996. The fiscal years ended February 28, 1998 and March 1, 1997 were comprised of 52 weeks. The fiscal year ended March 2, 1996 was comprised of 53 weeks.

RESULTS OF OPERATIONS

  Fiscal Year Ended February 28, 1998 Compared to March 1, 1997

     For the year ended February 28, 1998, net sales were $352,959,000, an increase of $6,167,000 or 1.8% as compared to net sales of $346,792,000 for the fiscal year ended March 1, 1997. This increase is largely attributable to an increase in the number of stores in year ended February 28, 1998. Comparable store sales for the fiscal year ended February 28, 1998 declined 2.5%.

     Gross Profit for the fiscal year ended February 28, 1998 was $142,338,000, an increase of $8,659,000 (6.5%) as compared to $133,679,000 for the fiscal year ended March 1, 1997. This increase is largely attributable to the increased net sales of $6,167,000 and the Company's gross profits as a percent of total sales increasing from 38.5% last year to 40.3% this year. The 1.8% improvement in gross profit resulted primarily from increased levels of opportunistic and in-season purchases which created better values for the Company's customers.

     Selling, general and administrative (SG&A) expense was $71,020,000 (20.1% as a percentage of net sales) for the fiscal year ended February 28, 1998 versus $71,028,000 (20.5% as a percentage of net sales) for last year. The improvement in SG&A expenses this fiscal year is due to a continued effort by management to control store and corporate operational expenses particularly in general liability and workmen's compensation insurance.

     Advertising expense for the fiscal year ended February 28, 1998 was $8,097,000 compared to $6,626,000 for the fiscal year ended March 1, 1997. This increase of $1,471,000 resulted from a continued effort to expand the Company's advertising effort through radio and direct mail advertising. In addition, the Company advertised its semi-annual sale event ("Bash") in the newspaper and radio for the first time.

     Occupancy costs were $15,300,000 (4.3% as a percentage of net sales) for the fiscal year ended February 28, 1998 compared to $14,215,000 (4.1% as a percentage of net sales) last year. This increase is largely attributable to the addition of the Park Avenue store in New York City.

     Depreciation and amortization amounted to $8,627,000 (2.4% as a percentage of net sales) for this year compared to $7,971,000 (2.3% as a percentage of net sales) for the year ended March 1, 1997. This increase resulted principally from the addition of the Park Avenue store in New York City.

     Income before income taxes was $39,046,000 (an increase of $5,304,000 or 15.7%) for the fiscal year ended February 28, 1998, compared to $33,742,000 for last year. This increase for the most part is the result of improved gross profit margins.

     For the fiscal year ended February 28, 1998 the effective income tax rate was 41.0% compared to 43.5% last year. Last year's effective tax rate was adversely affected by the addition of tax reserves pertaining to certain states.

FISCAL YEAR ENDED MARCH 1, 1997 COMPARED TO MARCH 2, 1996

     Net sales of $346,792,000 for the fiscal year ended March 1, 1997 increased $12,042,000 (3.6%) as compared to net sales of $334,750,000 for the fiscal year ended March 2, 1996. The increase was, for the most part, the result of an increase in the number of stores in the year ended March 1, 1997. Comparable store sales decreased by $736,000 (0.2%), caused mainly by fiscal 1995 being comprised of 53 weeks vs. 52 weeks in fiscal 1996. The Company estimates that the extra week added approximately $5,100,000 in net sales to the 1995 fiscal year.

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

     Selling, general and administrative (SG&A) expense was $71,028,000 (20.5% as a percentage of net sales) for the period ended March 1, 1997 as compared to $70,579,000 (21.1% as a percentage of net sales) for the fiscal year ended March 2, 1996. The increase of $449,000 resulted from three additional stores in fiscal 1996. As a percent of sales, SG&A expense decreased in fiscal 1997, due to a continued effort by management to control store and corporate operational expenses.

      Advertising expense for fiscal 1996 increased to $6,626,000, as compared to $5,905,000 in the year ended March 2, 1996, resulting from a continued commitment to expand the Company's advertising effort.

     Occupancy costs were $14,215,000 (4.1% as a percentage of net sales) for the year ended March 1, 1997, up from $12,330,000 (3.7% as a percentage of net sales) for the year ended March 2, 1996. This increase was the result of three additional leased locations in fiscal 1996.

     Depreciation and amortization amounted to $7,971,000, an increase of $220,000, as compared to $7,751,000 for the fiscal year ended March 2, 1996, resulting from the new stores which opened in fiscal 1996, and a 40,000 square foot addition to the Secaucus, NJ distribution center.

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

     For the fiscal year ended March 1, 1997 the effective income tax rate was 43.5% as compared to 41.0% last year. The increase was the result of additional tax provisions provided for certain states.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at February 28, 1998 was $99,728,000, an increase of $21,500,000 from March 1, 1997, and the ratio of current assets to current liabilities increased to 3.40 to 1 as compared to 2.40 to 1 at March 1, 1997.

     Working capital at March 1, 1997 was $78,228,000, an increase of $2,707,000 from March 2, 1996, and the ratio of current assets to current liabilities decreased to 2.40 to 1 as compared to 2.48 to 1 at March 2, 1996.

     Net cash provided by operating activities totaled $16,661,000 for the fiscal year ended February 28, 1998 and increased by $1,088,000 compared to $15,573,000 for the fiscal year ended March 1, 1997. The major reasons for the increase in cash provided by operating activities was attributed to the increase in the Company's net income of $3,971,000 and increases in deferred income taxes and depreciation and amortization. These changes were offset by increases in merchandise inventories and reductions in operating liabilities predominantly in accounts payable and income taxes.

     Net cash provided by operating activities totaled $15,573,000 in fiscal year ended March 1, 1997 compared to $11,136,000 for the fiscal year ended March 2, 1996. Net Income in this period was $19,065,000 compared to $10,411,000 the previous year, an increase of

$8,654,000. In the fiscal year ended March 1, 1997, merchandise inventories increased $9,586,000 and accounts payable decreased $2,177,000.

     Net cash used in investing activities was $12,210,000 for the fiscal year ended February 28, 1998 compared to $21,644,000 for the fiscal year ended March 1, 1997 and $4,452,000 for the fiscal year ended March 2, 1996. Purchases of property and equipment totaled $12,273,000, $21,709,000 and $4,777,000 for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996, respectively.

     Net cash used in financing activities was $3,955,000 for the fiscal year ended February 28, 1998. For the fiscal year ended March 1, 1997 net cash provided by financing activities was $4,611,000. In the fiscal year ended March 2, 1996, net cash used in financing activities was $2,337,000.

     The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. At December 1, 2000 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2004. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for operating and expansion of stores, from internally generated funds. For the fiscal year ended February 28, 1998, under the revolving credit agreement, the borrowings peaked at $22,500,000 and the average amount of borrowings was $4,982,000 with a weighted average interest rate of 6.22 %. For the fiscal year ended March 1, 1997, under the revolving agreement the average amount of borrowings was $4,122,000 with a weighted average interest rate of 5.97%. For the fiscal year ended March 2, 1996, under the revolving credit agreement, the average amount of borrowings was $3,500,000 with a weighted average interest rate of 7.3%.

     The Company has planned capital expenditures of approximately $13,411,000 for the fiscal year ending February 27, 1999, which includes plans to open four new stores. The Company has also announced that its Board of Directors has authorized the repurchase of up to 15% of its outstanding shares of common stock at prevailing market prices during the current and following fiscal years ended February 26, 2000.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital, capital expenditure and stock repurchase program requirements for the fiscal year ending February 27, 1999.

YEAR 2000 COMPLIANCE

     The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

     In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:


NAME                                                 AGE                TITLE
----                                                 ---                -----
Sy Syms (1) (2).............................         72        Chairman of the Board and
                                                               Director of the Company

Marcy Syms (1) (2)...........................        47        Chief Executive Officer/President
                                                               and Director of the Company

Stephen A. Merns (2)........................         45        Vice President, Secretary, Merchandise Manager -
                                                               Men's Tailored Clothing and Director of the Company

Antone F. Moreira  .........................         61        Vice President, Treasurer and Chief Financial Officer and
                                                               Director of the Company

Harvey A. Weinberg (3) (4) .................         60        Director of the Company

Wilbur L. Ross, Jr. (3) (4) ................         60        Director of the Company

David Messer (3) (4)........................         36        Director of the Company

Philip Barach (4)...........................         68        Director of the Company

Ronald Zindman..............................         48        Executive Vice President - General Merchandise
                                                               Manager

Allen Brailsford............................         53        Vice President - Operations

Douglas C. Meyer............................         45        Vice President - Marketing, Advertising and Sales Promotion

Isabel Regan  ..............................         43        Vice President - Divisional Merchandise Manager Ladies

Robert Syms ................................         43        Vice President - Real Estate

----------

(1)  Member of the Executive Committee of the Company.
(2)  Sy Syms is the father of Marcy Syms and Stephen A. Merns.
(3)  Member of the Stock Option - Compensation Committee of the Company.
(4)  Member of the Audit Committee of the Company.


     The members of the Company's Board of Directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Executive officers are elected annually by the Board of Directors of the Company and serve at the pleasure of the Board. Marcy Syms, Stephen A. Merns and Robert Syms are the children of Sy Syms. There are no other family relationships between any directors or executive officers of the Company. None of the organizations with which these persons were previously associated is a parent, subsidiary or other affiliate of the Company except as otherwise set forth.

     SY SYMS has been Chairman of the Board, Chief Executive Officer and a Director of the Company and/or its predecessors since 1959. Mr. Syms was Chief Operating Officer of the Company from 1983 to 1984. Mr. Syms has been a Director of Israel Discount Bank of New York since December 1991. On January 22, 1998 Mr. Syms relinquished his position as Chief Executive Officer to Marcy Syms. As of that date Mr. Syms will remain as Chairman of the Board.

     MARCY SYMS has been President and a Director of the Company since 1983 and Chief Operating Officer of the Company since 1984. On January 22, 1998 Marcy Syms was named Chief Executive Officer/President.

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

     DAVID A. MESSER has been President of AIG Trading Corporation, a subsidiary of American International Group, Inc. (NYSE: AIG), since January 1994. Prior to January 1994, Mr. Messer was a Senior Vice President of AIG Trading Corporation, where he has been employed since March 1990. He has been a Director of the Company since July 1996. In January 1998 AIG Trading Corporation's name was changed to Sempra Energy Trading in connection with the sale of the Company to Enova Corporation (NYSE:ENA) and Pacific Enterprises (PET).

     STEPHEN A. MERNS has been Vice President, Secretary and Merchandise Manager Men's Tailored Clothing of the Company since January 1, 1986. He was Vice President and a buyer of men's haberdashery of Syms Inc. from 1980 through 1985 and Secretary of Syms Inc. from 1983 through 1985. He has been a Director of the Company since July 1996.

     ANTONE F. MOREIRA has been Vice President, Chief Financial Officer and Treasurer of Syms Corp. since May 1997. From 1996 to May 1997 Mr. Moreira was a financial consultant with Equitable, a financial services organization. From 1990 to 1995, Mr. Moreira was Executive Vice President, Chief Financial Officer of Stuarts Department Stores, Inc., a regional discount department store chain operating in New England.

     RONALD ZINDMAN has been Executive Vice President - General Merchandise Manager since March, 1997. He was Vice President, General Merchandise Manager, Ladies, Mens and Haberdashery from July 1994 to March 1997. Previously, Mr. Zindman was Vice President - General Merchandise Manager Ladies from March 1993 to July 1994 and a buyer of men's and women's merchandise from March 1990 to March 1993.

     ALLEN BRAILSFORD has been Vice President - Operations since January 1993. Previously Mr. Brailsford was Director of Operations from March 1992 to January 1993 and Director of Distribution from March 1985 to March 1992.

     ISABEL REGAN has been Vice President - Divisional Merchandise Manager, Ladies since March 1993. She has held various positions at Syms since 1972, including buyer of women's apparel.

     DOUGLAS C. MEYER has been Vice President - Marketing, Advertising and Sales Promotion since July 1994. Mr. Meyer was Vice President, Marketing and Creative Services for Loehmann's from 1987 to 1994.

     ROBERT G. SYMS has been Vice President - Real Estate since January, 1998. He was Merchandise Manager - Men's Clothing from October, 1984 to October, 1991. He first joined Syms Corp. in 1976.

      During 1994 HSSI, Inc., of which Mr. Weinberg was President, Chief Executive Officer and a Director, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after February 28, 1998, the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after February 28, 1998, the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after February 28, 1998, the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:                                        PAGE NUMBER

   Report of Independent Public Accountants........................   F-1
   Consolidated Balance Sheets ....................................   F-2
   Consolidated Statements of Income ..............................   F-3
   Consolidated Statements of Shareholders' Equity ................   F-4
   Consolidated Statements of Cash Flow ...........................   F-5
   Notes to Consolidated Financial Statements .....................   F-6 - F-17

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

 10.29 Credit Card Program Agreement dated as of March 12, 1987 and as amended as of March 16, 1987 between General Electric Credit Card Corporation and Registrant (10-K Report for fiscal year ended December 31, 1987)

 10.32 Revolving Credit Agreement dated as of December 1, 1993 between Syms Corp and Summit Bank (successor to United Jersey Bank) (8-K Report dated December 7, 1993)

 10.33 Form of Indemnification Agreement between Registrant and Directors and Executive Officers of the Registrant (10-K Report for fiscal year ended March 2, 1996)

 10.34 Credit Plan Agreement dated December 11, 1995 between Citicorp Retail Services, Inc. and Registrant (10-K Report for fiscal year ended March 2,
       1996)

+10.35 Employment Agreement dated November 1, 1996 between Syms Corp and Ronald
       Zindman (10-K Report for fiscal year ended March 1, 1997)

+10.36 Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

 10.37 Promissory note and mortgage from Syms Corp to Marcy Syms (10-K Report for fiscal year ended March 1, 1997)

*10.38 First Amendment to Revolving Credit Agreement, dated as of November 24,
       1997, between Syms Corp and Summit Bank.

 21    List of Subsidiaries of the Company

*23    Consent of Deloitte & Touche LLP

*27    Financial Data Schedule

(b)    Reports on Form 8-K:

     During the quarter ended February 28, 1998 no reports on Form 8-K were filed.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SYMS CORP


                                          By     /s/  MARCY SYMS
                                             -----------------------------------
                                                      Marcy Syms
                                          Chief Executive Officer/President

                                                    Date: May 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                 DATE
---------                                   -----                                 ----
/s/ SY SYMS
--------------------------            Chairman of the Board                     May 13, 1998
Sy Syms                               and Director

/s/ MARCY SYMS
--------------------------            Chief Executive Officer/President         May 13, 1998
Marcy Syms                            and Director
                                      (Principal executive officer)

/s/ ANTONE F. MOREIRA
--------------------------            Vice President, Treasurer and             May 13, 1998
Antone F. Moreira                     Chief Financial Officer and Director
                                      (Principal financial and accounting
                                      officer)

/s/ WILBUR L. ROSS, JR
--------------------------            Director                                  May 13, 1998
Wilbur L. Ross, Jr

/s/ HARVEY WEINBERG
--------------------------            Director                                  May 13, 1998
Harvey Weinberg

/s/ DAVID MESSER
--------------------------            Director                                  May 13, 1998
David Messer

/s/ PHILIP BARACH
--------------------------            Director                                  May 13, 1998
Philip Barach

/s/ STEPHEN A. MERNS
--------------------------            Director                                  May 13, 1998
Stephen A. Merns


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp and its subsidiaries as of February 28, 1998 and March 1, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years ended February 28, 1998, March 1, 1997, and March 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and subsidiaries as of February 28, 1998, March 1, 1997 and March 2, 1996 and the results of their operations and their cash flows for each of the three fiscal years ended February 28, 1998, March 1, 1997, and March 2, 1996 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
New York, New York

April 13, 1998



SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                                 FEBRUARY 28,  MARCH 1,
                                                                     1998       1997
                                                                 ------------ ---------
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                        3,840   $  3,344
     Merchandise inventories                                        127,028    122,540
     Deferred income taxes                                            5,614      6,639
     Prepaid expenses and other current assets                        4,621      1,756
                                                                   --------   --------
          Total current assets                                      141,103    134,279

  PROPERTY AND EQUIPMENT - Net                                      146,378    142,741

  DEFERRED INCOME TAXES                                                --          197

  OTHER ASSETS                                                        6,711      6,801
                                                                   --------   --------
  TOTAL ASSETS                                                     $294,192   $284,018
                                                                   ========   ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                               $ 21,986   $ 28,723
    Accrued expenses                                                 11,725     11,055
    Obligations to customers                                          4,508      5,085
    Income taxes payable                                              2,675      5,833
    Current portion of obligations
      under capital lease                                               481        405
    Short term borrowings                                              --        4,950
                                                                   --------   --------
          Total current liabilities                                  41,375     56,051

  OBLIGATIONS UNDER CAPITAL LEASE                                       419        900

  DEFERRED INCOME TAXES                                                 564       --

  OTHER LONG TERM LIABILITIES                                           964        633

  COMMITMENTS                                                          --         --

  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $100 per share - authorized 1,000
      shares; none outstanding                                         --         --
    Common stock, par value $0.05 per share - authorized 30,000 shares;  17,849 shares outstanding as of February 28,
      1998 and 17,694 shares outstanding as of March 1, 1997            892        885
        Additional paid-in capital                                   13,102     11,709
        Retained earnings                                           236,876    213,840
                                                                   --------   --------
          Total shareholders' equity                                250,870    226,434
                                                                   --------   --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $294,192   $284,018
                                                                   ========   ========


  See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    FISCAL YEAR ENDED
                                            ---------------------------------
                                            FEBRUARY 28,  MARCH 1,   MARCH 2,
                                               1998        1997       1996
                                            -----------  --------   --------
NET SALES                                     $352,959   $346,792   $334,750
Cost of goods sold                             210,621    213,113    217,561
                                              --------   --------   --------
Gross profit                                   142,338    133,679    117,189

EXPENSES
Selling, general and administrative             71,020     71,028     70,579
Advertising                                      8,097      6,626      5,905
Occupancy                                       15,300     14,215     12,330
Depreciation and amortization                    8,627      7,971      7,751
Provision for contractor advance
   and special charges                            --         --        2,686
                                              --------   --------   --------
Income from operations                          39,294     33,839     17,938
Interest expense - net                             248         97        293
                                              --------   --------   --------
Income before income taxes                      39,046     33,742     17,645
Provision for income taxes                      16,010     14,677      7,234
                                              --------   --------   --------
NET INCOME                                    $ 23,036   $ 19,065   $ 10,411
                                              ========   ========   ========
Net Income Per Share - basic                  $   1.30   $   1.08   $   0.59
                                              ========   ========   ========
Weighted Average Shares Outstanding - basic     17,770     17,694     17,694
                                              ========   ========   ========
Net Income Per Share - diluted                $   1.29   $   1.08   $   0.59
                                              ========   ========   ========
Weighted Average Shares Outstanding - diluted   17,841     17,705     17,695
                                              ========   ========   ========


See notes to consolidated financial statements


SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      PREFERRED STOCK,           COMMON STOCK,
                                        1,000 SHARES;            30,000 SHARES;
                                       $100 PAR VALUE           $0.05 PAR VALUE        ADDITIONAL
                                     ------------------       --------------------      PAID-IN      RETAINED
                                     SHARES      AMOUNT       SHARES        AMOUNT      CAPITAL      EARNINGS       TOTAL
                                     ------      ------       ------        ------     ----------    --------     ---------
BALANCE AS OF MARCH 2, 1996            --        $ --         17,694         $885      $11,709      $194,775      $207,369

Net income                             --          --            --           --           --         19,065        19,065
                                     ------      -----        ------         ----      -------      --------      --------
BALANCE AS OF MARCH 1, 1997            --          --         17,694          885       11,709       213,840       226,434

Exercise of stock options              --          --            155            7        1,393          --           1,400

Net income                             --          --            --           --           --         23,036        23,036
                                     ------      -----        ------         ----      -------      --------      --------
BALANCE AS OF
  FEBRUARY 28, 1998                    --        $ --         17,849         $892      $13,102      $236,876      $250,870
                                     ======      =====        ======         ====      =======      ========      ========






See notes to consolidated financial statements


SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                                   FISCAL YEAR ENDED
                                                          ----------------------------------
                                                          FEBRUARY 28,   MARCH 1,   MARCH 2,
                                                              1998       1997        1996
                                                          -----------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $23,036    $ 19,065     $10,411
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                 8,627       7,971       7,751
Deferred income taxes                                         1,786      (1,870)     (3,539)
(Gain) loss on sale of property and equipment                   (58)        (52)         10
Loss on disposal of assets                                       50         244       1,142
(Increase) decrease in operating assets:
  Merchandising inventories                                  (4,488)     (9,586)     (2,694)
  Prepaid expenses and other current assets                  (2,865)      1,765       2,158
  Other assets                                                   44      (2,417)       (306)
Increase (decrease) in operating liabilities:
  Accounts payable                                           (6,737)     (2,177)     (4,721)
  Accrued expenses                                              670       1,137       1,203
  Obligations to customers                                     (577)        595        (271)
  Other long term liabilities                                   331         396         237
  Income taxes                                               (3,158)        502        (245)
                                                            -------    --------     -------
     Net cash provided by operating activities               16,661      15,573      11,136
                                                            -------    --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (12,273)    (21,709)     (4,777)
Proceeds from sale of property and equipment                     63          65         325
                                                            -------    --------     -------
     Net cash used in investing activities                  (12,210)    (21,644)     (4,452)
                                                            -------    --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of obligations under capital lease                  (405)       (339)       (287)
Revolving line of credit (repayments) borrowings             (4,950)      4,950      (2,050)
Proceeds from shares issued                                   1,400        --          --
                                                            -------    --------     -------
     Net cash (used in) provided by financing activities     (3,955)      4,611      (2,337)
                                                            -------    --------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            496      (1,460)      4,347

CASH AND CASH EQUIVALENTS. BEGINNING OF PERIOD                3,344       4,804         457
                                                            -------    --------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 3,840    $  3,344     $ 4,804
                                                            =======    ========     =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized)                         397         291         399
                                                            =======    ========     =======
   Income taxes paid (refunds received) - net               $19,364    $ 16,041     $11,026
                                                            =======    ========     =======


See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED FEBRUARY 28, 1998, MARCH 1, 1997, AND MARCH 2, 1996
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principal Business - Syms Corp and subsidiaries (the "Company") operates a chain of forty-one "off-price" retail stores located throughout the Northeastern and middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Accounting Period - The fiscal years ended February 28, 1998 and March 1, 1997 were comprised of 52 weeks. The fiscal year ended March 2, 1996 was comprised of 53 weeks.

d. Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market on a first-in first-out (FIFO) basis, as determined by the retail inventory method.

e. Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are principally by the straight-line method over the following estimated useful lives:

     Buildings and improvements    15 - 39 years
     Machinery and equipment       4 - 7 years
     Furniture and fixtures        10 years
     Leasehold improvements        Lesser of life of the asset or life of lease

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

g. Net Income Per Share - During the fourth quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share," as required. It was not necessary to restate previously recorded net income per share for any periods presented.

h. Cash and Cash Equivalents - Syms Corp considers credit card receivables and all short-term investments with a maturity of three months or less as cash equivalents.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:
                                                FEBRUARY 28,  MARCH 1,
                                                    1998      1997
                                                ------------ --------
                                                    (IN THOUSANDS)

Land                                             $ 40,961   $ 40,061
Buildings and building improvements               114,178    105,511
Leasehold and leasehold improvements               31,743     32,142
Machinery and equipment                            17,327     16,747
Furniture and fixtures                             15,972     15,661
Capital lease                                       3,763      3,763
Construction in progress                            1,135        692
                                                 --------   --------
                                                  225,079    214,577

Less accumulated depreciation and amortization     78,701     71,836
                                                 --------   --------
                                                 $146,378   $142,741
                                                 ========   ========


NOTE 3 - INCOME TAXES

The provision for income taxes is as follows:

                                             FISCAL YEAR ENDED
                                ------------------------------------------------
                                 FEBRUARY 28,        MARCH 1,          MARCH 2,
                                     1998              1997              1996
                                -------------        --------          --------
                                                  (In thousands)

Current:
  Federal                          $ 12,343          $ 13,799          $  9,109
  State                               1,881             2,748             1,664
                                   --------          --------          --------
                                     14,224            16,547            10,773
                                   --------          --------          --------

Deferred:
  Federal                             1,490            (1,560)           (2,622)
  State                                 296              (310)             (917)
                                   --------          --------          --------
                                      1,786            (1,870)           (3,539)
                                   --------          --------          --------
                                   $ 16,010          $ 14,677          $  7,234
                                   ========          ========          ========

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                       FISCAL YEAR ENDED
                                               ---------------------------------
                                             FEBRUARY 28,   MARCH 1,   MARCH 2,
                                                1998          1997      1996
                                             ------------   --------   --------

Statutory Federal income tax rate               35.0%        35.0%       35.0%
State taxes, net of Federal income
  tax benefits                                   5.8           8.4        5.3
Officers' life insurance                         0.2           0.1        0.7
                                               -----         ----        ----
Effective income tax rate                       41.0%        43.5%       41.0%
                                                ====         ====        ====


The composition of the Company's deferred tax assets and liabilities is as follows:


                                                                             FEBRUARY 28,         MARCH 1,
                                                                                1998                1997
                                                                             ------------         --------
                                                                                      (IN THOUSANDS)
Deferred tax assets:
  Capitalization of inventory costs                                             $ 3,274            $ 4,085
  Accounts receivable                                                               106              1,143
  Other                                                                           3,514              3,049
                                                                                -------            -------
     Total deferred tax assets                                                    6,894              8,277
Deferred tax liability:
  Depreciation method and different estimated lives                              (1,371)              (425)
  Other                                                                            (473)            (1,016)
                                                                                -------            -------
     Total deferred tax liabilities                                              (1,844)            (1,441)
                                                                                =======            =======
  Net                                                                           $ 5,050            $ 6,836
                                                                                =======            =======
Classified in balance sheet as follows:
  Current deferred tax asset                                                    $ 5,614            $ 6,639
  Long term deferred tax liability (net of non-current deferred tax asset)         (564)              --
  Long term deferred tax asset (net of noncurrent deferred tax liability)          --                  197
                                                                                -------            -------
  Net                                                                           $ 5,050              6,836
                                                                                =======            =======

NOTE 4 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. At February 28, 1998 there were no outstanding borrowings compared to $4,950,000 in outstanding borrowings at March 1, 1997.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, (defined to include cash repurchases of capital stock), as well as other financial ratios.

Total interest charges incurred for the years ended February 28, 1998, March 1, 1997 and March 2, 1996, including amounts related to capital leases, were $617,000, $586,000, and $623,000, respectively, of which $160,000, $152,000, and
$105,000 were capitalized in fiscal 1997, 1996 and 1995, respectively, in connection with the purchase and construction of new facilities.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and other borrowings. This agreement may be cancelled at any time by either party. At February 28, 1998 and at March 1, 1997, the Company had $6,023,000 and $6,094,000, respectively, in outstanding letters of credit.

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

The fair value of the Company's cash and cash equivalents, accounts receivable and short-term borrowings approximates their carrying values at February 28, 1998 and March 1, 1997 due to the short-term maturities of these instruments.

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

     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet:


                                                             FEBRUARY 28,  MARCH 1,
                                                                 1998        1997
                                                             ------------  --------
                                                                  (IN THOUSANDS)
Actuarial present value of benefit obligation: Accumulated
   benefit obligation, including vested benefits of $3,324 at
   February 28, 1998 and $3,128 at March 1, 1997                $ 3,770    $ 3,254
                                                                =======    =======
   Projected benefit obligation                                 $ 4,890    $ 4,180
   Plan assets at fair value, primarily mutual
      funds and United States Treasury bills                      4,654      3,869
                                                                -------    -------
   Plan assets less than projected benefit obligation              (236)      (311)
   Unrecognized net Loss                                            165        147
   Unamortized net asset at transition                             (101)      (127)
                                                                -------    -------
   Accrued pension cost (included in accrued expenses)          $  (172)   $  (291)
                                                                =======    =======


Pension expense includes the following components:

                                                     FISCAL YEAR ENDED
                                              ----------------------------------
                                              FEBRUARY 28,   MARCH 1,   MARCH 2,
                                                 1998         1997        1996
                                              ------------   -------    --------
                                                         (IN THOUSANDS)
Service cost-benefits earned
  during the period                              $ 384       $ 326       $ 330
Interest cost on the projected
  benefit obligation                               303         282         242
Actual return on plan assets                      (207)       (159)       (191)
Net amortization and deferral                     (166)       (155)        (80)
                                                 -----       -----       -----
Net periodic pension cost                        $ 314       $ 294       $ 301
                                                 =====       =====       =====

     The weighted average discount rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.0% during the year ended February 28, 1998, and 7.75% for the fiscal years ended March 1, 1997, and March 2, 1996. The expected long-term rate of return on plan assets was 8.5% during each of the years ended February 28, 1998, March 1, 1997 and March 2, 1996.

b. PROFIT-SHARING AND 401(K) PLAN - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan, however, profit-sharing contributions were made in the amounts of $222,000 for year ended February 28, 1998, $200,000 for the year ended March 1, 1997, and $130,000 for the year ended March 2, 1996.

NOTE 7 - COMMITMENTS

a. LEASES - The Company has various operating leases and one capital lease for its retail stores, with terms expiring between 1998 and 2019. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

     Future minimum lease payments at February 28, 1998 are as follows:

                                                CAPITAL LEASE          OPERATING
                                                REAL ESTATE              LEASES
                                                -------------         ----------
                                                         (IN THOUSANDS)
1998                                              $  600              $   7,342
1999                                                 450                  8,341
2000                                                  --                  7,981
2001                                                  --                  7,980
2002                                                  --                  7,700
2003 and thereafter                                   --                 67,354
                                                  ------              ---------
Total minimum payments                             1,050              $ 106,698
                                                                      =========

Less amount representing interest                    150

Present value of net minimum lease payments          900
                                                  ------

Less current maturities                              481
                                                  ------
                                                  $  419
                                                  =======


Payments under the real estate capital lease, which expires in 1999, are payable to the Company's principal shareholder. Rental payments were $600,000 during each of the years ended February 28, 1998, March 1, 1997 and March 2, 1996.


Rent expense for operating leases are as follows:



                                               FISCAL YEAR ENDED
                                ---------------------------------------------
                                 FEBRUARY 28,       MARCH 1,         MARCH 2,
                                    1998              1997             1996
                                 ------------       --------         --------
                                                 (IN THOUSANDS)
Minimum rentals                    $ 7,011          $ 5,832          $ 4,308
Escalation rentals                     331              413               24
Contingent rentals                      32               36               40
Sublease rentals                      (867)            (743)            (386)
                                   -------          -------          -------

                                   $ 6,507          $ 5,538          $ 3,986
                                   =======          =======          =======


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

d. LETTER OF CREDIT - The Company has guaranteed a letter of credit on behalf of the licensee totaling approximately $150,000, which expires on July 5, 1998.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was effective for the Company for fiscal 1996. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would be as follows:

                                           1997          1996            1995
                                           ----          ----            ----

Net Income (in thousands)                $ 22,971       $19,042         $10,411
Net Income per share - basic                 1.29          1.08             .59
Net Income per share - diluted               1.29          1.08             .59


This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: risk-free interest rate 5.5% and 6.83%, expected life 5 and 10 years, expected volatility of 33.25% and 33.29%, and dividend yield 0%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions are summarized below:



                                                                   FISCAL YEAR ENDED
                                  -------------------------------------------------------------------------------------
                                      FEBRUARY 28, 1998            MARCH 1, 1997                 MARCH 2, 1996
                                      -----------------            -------------                 -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  -------------------------------------------------------------------------------------
                                                WEIGHTED                   WEIGHTED                      WEIGHTED
                                                AVERAGE                     AVERAGE                       AVERAGE
                                                EXERCISE                   EXERCISE                      EXERCISE
FIXED OPTIONS                       SHARES       PRICE        SHARES         PRICE         SHARES          PRICE
                                    ------      --------      ------       --------        ------        ---------
Outstanding
     beginning of year               490         $ 9.52          426         $ 9.94          464          $ 9.90
     Granted                          25           9.88          100          8.00            --              --
     Exercised                      (155)          9.03           --            --            --              --
     Cancelled                       (13)          9.96          (36)         10.27          (38)           9.53
-----------------------------------------------------------------------------------------------------------------------
Outstanding, end of period           347         $ 9.75          490         $ 9.52          426          $ 9.94
=======================================================================================================================

Options exerciseable at year end     282         $10.15          360         $ 9.83          320          $10.02

Weighted-average fair value of
  options granted during the year                $ 3.84                      $ 4.99                          N/A



The following table summarizes information about stock options outstanding at February 28, 1998:




                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
----------------------------------------------------------------------------    ----------------------------------
                                        WEIGHTED-AVERAGE
                         NUMBER            REMAINING          WEIGHTED-              NUMBER           WEIGHTED-
     RANGE OF        OUTSTANDING AT       CONTRACTURAL         AVERAGE           EXERCISABLE AT        AVERAGE
  EXERCISE PRICES    FEBRUARY 28, 1998    LIFE (YEARS)      EXERCISE PRICE      FEBRUARY 28, 1998   EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------
 $7.125 - $12.250        347,450              5.2               $9.75               282,050            $10.15



NOTE 10 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share have been computed as follows:

                                             FISCAL 1997            FISCAL 1996           FISCAL 1995
                                             -----------            -----------           -----------

BASIC NET INCOME PER SHARE:

Net income                                    $ 23,036                $ 19,065             $ 10,411
Average shares outstanding                      17,770                  17,694               17,694

Basic net income per share                    $  1.30                 $   1.08             $    .59

DILUTED NET INCOME PER SHARE:

Net Income                                    $ 23,036                $ 19,065             $ 10,411

Average shares outstanding                      17,770                  17,694               17,694
Stock options                                       71                      11                    1
Total average equivalent shares                 17,841                  17,705               17,695

Diluted net income per share                  $   1.29                $   1.08             $    .59


Options to purchase 0, 236,000 and 412,000 shares of common stock at prices ranging from $7.125 to $12.250 per share were outstanding in 1997, 1996 and 1995, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has entered into a capital lease with an officer. Included in the Statement of Income are the following expense relating to this agreement:

                            FEBRUARY 28,           MARCH 1,           MARCH 2,
                                1998                1997                1996
                            -------------        ---------            --------
                                               (IN THOUSANDS)

  Depreciation                $ 156                $ 238               $  238
  Interest                      195                  261                  313


The balance sheet includes the following items relating to this agreement:

                                         FEBRUARY 28, 1998        MARCH 1, 1997
                                         -----------------        -------------
                                                      (IN THOUSANDS)

  Assets under Capital Lease                $  3,763                $  3,763
  Accumulated Depreciation                    (3,495)                 (3,339)
  Capital Lease Obligation                       900                   1,305


On November 22, 1996 the Company loaned the Marcy Syms Revocable Trust $500,000 toward the purchase of a house for Ms. Syms in Westchester County, New York. The loan is evidenced by the Trust's note, which is guaranteed by Ms. Syms, and is secured by a first priority mortgage on the real estate purchased. The note bears interest at the rate of 6.6% per annum (the then

Federal Mid-Term Rate) payable annually, and the principal of the note is due November 22, 2001. The principal balance on this loan as of February 28, 1998 was reduced by prepayment to $200,000.

NOTE 12 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                              QUARTER
                                                          -----------------------------------------------
                                                           FIRST       SECOND       THIRD        FOURTH
                                                          --------    --------     --------     ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED FEBRUARY 28, 1998
   Net sales                                              $ 85,650    $ 78,589     $ 97,867     $ 90,853
   Gross profit                                           $ 34,173    $ 30,271     $ 42,043     $ 35,851
   Net income                                             $  4,675    $  2,821     $  9,021     $  6,519
   Net income per share  -  basic                         $   0.26    $   0.16     $   0.51     $   0.37
   Net income per share  -  diluted                       $   0.26    $   0.16     $   0.51     $   0.36


YEAR ENDED MARCH 1, 1997
   Net sales                                              $ 83,377    $ 75,128     $ 96,225     $  92,062
   Gross profit                                           $ 30,456    $ 26,133     $ 41,494     $  35,596
   Net income                                             $  3,381    $  1,441     $  8,637     $   5,606
   Net income per share - basic                           $   0.19    $   0.08     $   0.49     $    0.32
   Net income per share - diluted                         $   0.19    $   0.08     $   0.49     $    0.32

                                      F-17