Form 10-Q
period 1998-05-30
SYMS CORP
filed 1998-07-07
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Period Ended MAY 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From_____________ to _____________

                          COMMISSION FILE NUMBER 1-8546

                                    SYMS CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEW JERSEY                                      22-2465228
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    SYMS WAY, SECAUCUS, NEW JERSEY                                       07094
----------------------------------------                              ----------
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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     At June 30, 1998 the latest practicable date, there were 17,725,490 shares outstanding of Common Stock, par value $0.05 per share.

==============================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of
            May 30, 1998, February 28, 1998 and May 31, 1997                 1

            Condensed Consolidated Statements of Income for the
            Thirteen Weeks Ended May 30, 1998 and May 31, 1997               2

            Condensed Consolidated Statements of Cash Flows for the
            Thirteen Weeks Ended May 30, 1998 and May 31, 1997               3

            Notes to Condensed Consolidated Financial Statements             4-5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        5-7


PART II.    OTHER INFORMATION                                                8
            Item 1.  Legal Proceedings
            Item 2.  Changes In Securities and Use of Proceeds
            Item 3.  Defaults Upon Senior Securities
            Item 4.  Submission of Matters to a Vote of Security Holders
            Item 5.  Other Information
            Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                   8

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)



                                                     MAY 30,    FEB. 28,     MAY 31,
                                                      1998        1998        1997
                                                   ----------  ----------  ----------
                                                   (UNAUDITED)    (NOTE)   (UNAUDITED)

ASSETS
Current Assets
   Cash and cash equivalents                        $ 14,151    $  3,840    $  6,757
   Merchandise inventories                           156,601     127,028     137,288
   Deferred income taxes                               6,203       5,614       8,163
   Prepaid expenses and other current assets           2,555       4,621       3,321
                                                    --------    --------    --------
     TOTAL CURRENT ASSETS                            179,510     141,103     155,529
PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization                      145,791     146,378     141,852
DEFERRED INCOME TAXES                                    --          --          313
OTHER ASSETS                                           6,924       6,711       5,606
                                                    --------    --------    --------
     TOTAL ASSETS                                   $332,225    $294,192    $303,300
                                                    ========    ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                 $ 57,005    $ 21,986    $ 48,184
   Accrued expenses                                   10,481      11,725       9,845
   Obligations to customers                            4,179       4,508       5,076
   Income taxes payable                                4,133       2,675       7,160
   Current portion of obligations
     under capital lease                                 502         481         422
                                                    --------    --------    --------
     TOTAL CURRENT LIABILITIES                        76,300      41,375      70,687
                                                    --------    --------    --------
OBLIGATIONS UNDER CAPITAL LEASE                          285         419         787
                                                    --------    --------    --------
DEFERRED INCOME TAXES                                    568         564          --
                                                    --------    --------    --------
OTHER LONG TERM LIABILITIES                            1,043         964         717
                                                    --------    --------    --------
COMMITMENTS                                              --          --          --
SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share
     - authorized 1,000 shares; none
     outstanding                                         --          --          --
   Common stock, par value $0.05 per share
     - authorized 30,000 shares; 17,723
      outstanding (net of 162 treasury shares)
      as of May 30, 1998, 17,849 outstanding
      as of Feb 28, 1998 and 17,694
      outstanding as of May 31, 1997                     886         892         885
   Additional paid-in capital                         10,958      13,102      11,709
   Retained earnings                                 242,185     236,876     218,515
                                                    --------    --------    --------
     TOTAL SHAREHOLDERS' EQUITY                      254,029     250,870     231,109
                                                    --------    --------    --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 332,225   $ 294,192   $ 303,300
                                                   =========   =========   =========


NOTE: The balance sheet at February 28, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                                                           THIRTEEN WEEKS ENDED
                                                           ---------------------
                                                           MAY 30,       MAY 31,
                                                             1998         1997
                                                           -------       -------
                                                                (Unaudited)

Net sales                                                 $ 83,612      $ 85,650
Cost of goods sold                                          49,892        51,477
                                                          --------      --------
Gross profit                                                33,720        34,173
  Expenses:
Selling, general and administrative                         17,015        17,392
Advertising                                                  2,151         2,835
Occupancy                                                    3,722         3,796
Depreciation and amortization                                2,073         2,150

                                                          --------      --------
Income from operations                                       8,759         8,000

Interest (income) expense - net                                (89)           75
                                                          --------      --------
Income before income taxes                                   8,848         7,925
Provision for income taxes                                   3,539         3,250
                                                          --------      --------
Net income                                                $  5,309      $  4,675
                                                          ========      ========
Net income per share-basic                                $   0.30      $   0.26
                                                          ========      ========
Weighted average shares outstanding-basic                   17,835        17,694
                                                          ========      ========
Net income per share-diluted                              $   0.30      $   0.26
                                                          ========      ========
Weighted Average shares outstanding-diluted                 17,944        17,727
                                                          ========      ========

--------------------------------------------------------------------------------


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                          THIRTEEN WEEKS ENDED
                                                         ----------------------
                                                          MAY 30,       MAY 31,
                                                           1998          1997
                                                         --------      --------
                                                               (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  5,309      $  4,675
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                             2,073         2,150
  Deferred income taxes                                      (585)       (1,640)
  Gain on sale of property and equipment                     (600)           (4)
  (Increase) decrease in operating assets:
    Merchandising inventories                             (29,573)      (14,748)
    Prepaid expenses and other current assets               2,066        (1,565)
    Other assets                                             (224)        1,186
  Increase (decrease) in operating liabilities:
    Accounts payable                                       35,019        19,461
    Accrued expenses                                       (1,244)       (1,210)
    Obligations to customers                                 (329)           (9)
    Other long term liabilities                                79            84
    Income taxes                                            1,458         1,327
                                                         --------      --------
         Net cash provided by operating
           activities                                      13,449         9,707
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                  (1,761)       (1,255)
  Proceeds from sale of property and equipment                886             7
                                                         --------      --------
         Net cash used in investing activities               (875)       (1,248)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of obligations under capital lease              (113)          (96)
  Revolving line of credit borrowings - net                  --          (4,950)
  Exercise of Options / Stock Repurchase                   (2,150)         --
                                                         --------      --------
         Net cash used in financing activities             (2,263)       (5,046)

NET INCREASE IN CASH AND CASH EQUIVALENTS                  10,311         3,413
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              3,840         3,344
                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 14,151      $  6,757
                                                         ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $     13      $     59
                                                         ========      ========

    Income taxes paid (refunds received) - net           $    358      $  3,563
                                                         ========      ========


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 30, 1998 AND MAY 31, 1997
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of forty-one "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 30, 1998 is not necessarily indicative of the results that may be expected for the entire fiscal year ending February 27, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 1998.

NOTE 3 - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending February 27, 1999 will be comprised of 52 weeks. The fiscal year ended February 28, 1998 was also comprised of 52 weeks.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. As of May 30, 1998 and May 31, 1997 there were no outstanding borrowings under this agreement. At February 28, 1998 there were also no outstanding borrowings.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and other borrowing needs. This agreement may be canceled at any time by either party. At May 30, 1998, February 28, 1998 and May 31, 1997 the Company had $7,337,000, $6,023,000 and $6,299,000, respectively, in outstanding letters of credit.


NOTE 6 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

Net income per share has been computed as follows:

                                   MAY 30,   MAY 31,
BASIC NET INCOME PER SHARE           1998      1997
                                     ----      ----

Net Income                        $ 5,309   $ 4,675
Average shares outstanding         17,835    17,694
Basic net income per share        $  0.30    $ 0.26

DILUTED NET INCOME PER SHARE:

Net Income                        $ 5,309   $ 4,675

Average shares outstanding         17,835    17,694
Stock options                         109        33
Total average equivalent shares    17,944    17,727

Diluted net income per share      $  0.30   $  0.26


Options to purchase 0 and 462,000 shares of common stock at prices ranging from $7.125 to $12.25 per share were outstanding as of May 30, 1998 and May 31, 1997 respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Special Note Regarding forward-looking statement

     This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than the statements of historical fact, including, without limitation, certain statements under the "Liquidity and Capital Resources," "Year 2000 Compliance" and "Impact of Inflation and Changing Prices" sub-heading in this term Item-"Management's discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management's expectations ("Cautionary Factors") include, without limitation, the changing nature of the apparel retailing industry, the Company's ability to maintain favorable relationships with vendors, expansion in the number of the Company's stores, competition which the Company faces and general economic conditions. All written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these Cautionary Factors.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 30, 1998 Compared to Thirteen Weeks Ended May 31, 1997

Net sales of $83,612,000 for the thirteen weeks ended May 30, 1998 decreased $2,038,000 (2.4%) as compared to net sales of $85,650,000 for the thirteen weeks ended May 31, 1997. One new store was included in the first quarter ended May 30, 1998. Comparable store sales decreased 3.2% from the 1997 period.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

Gross profit for the thirteen weeks ended May 30, 1998 was $33,720,000 (40.3%), a decrease of $453,000 as compared to $34,173,000 (39.9%) for the fiscal period ended May 31, 1997. This decrease resulted mainly from decreased net sales of $2,038,000, and was partially offset by improved markon performance.

Selling, general and administrative expense decreased $377,000 to $17,015,000 for the thirteen weeks ended May 30, 1998 as compared to $17,392,000 for the thirteen weeks ended May 31, 1997. This decrease is mainly attributable to a gain of approximately $580,000 recorded in this quarter for the sale of land in Miami, FL.

Advertising expense for the thirteen weeks ended May 30, 1998 decreased to $2,151,000, as compared to $2,835,000 in the thirteen weeks ended May 31, 1997. This decrease reflects a reallocation of advertising dollars spent this year versus last year. Last year's advertising dollars were allocated primarily to the 1st and 3rd quarter while this year's advertising dollars are allocated to all four quarters. This may result in increased advertising expense in subsequent quarters this year.

Occupancy costs were $3,722,000 for the thirteen week period ended May 30, 1998, compared to $3,796,000 for the period ended May 31, 1997. The decrease was due to the company's purchase of the Rockville, MD location as compared to payment of the rent in the comparable quarter last year.

Depreciation and amortization amounted to $2,073,000, a decrease of $77,000 as compared to $2,150,000 for the thirteen weeks ended May 31,1997. This decrease is largely attributable to the write-off of fully depreciated assets.

Income before income taxes for the thirteen weeks ended May 30, 1998 was $8,848,000, an increase of $923,000 (12%) compared to $7,925,000 for the thirteen weeks ended May 31, 1997. As discussed above, the increase in income before income taxes reflects improved advertising expense efficiencies, and the gain on sale of land, which offsets the decline in gross margin and sales.

For the thirteen week period ended May 30, 1998 the effective income tax rate was 40% as compared to 41% last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at May 30, 1998 was $103,210,000, an increase of $18,368,000 compared to $84,842,000 as of May 31, 1997. The ratio of current assets to current liabilities improved to 2.35 to 1 versus 2.20 to 1 at May 31, 1997.

Net cash provided by operating activities totaled $13,449,000 for the thirteen weeks ended May 30, 1998, an increase of $3,742,000 compared to $9,707,000 for the thirteen weeks ended May 31, 1997. Net income for the first quarter of 1998 amounted to $5,309,000 compared to $4,675,000 in 1997, an increase of $634,000. In the thirteen week period ended May 30, 1998, cash provided by operating activities was mainly used to increase inventory by $29,573,000, offset by an increase in accounts payable of $35,019,000.

Net cash used in investing activities was $875,000 for the thirteen weeks ended May 30, 1998, and $1,248,000 in 1997. Expenditures for property and equipment totaled $1,761,000 and $1,255,000 for the thirteen weeks ended May 30, 1998 and May 31, 1997, respectively.

Net cash used in financing activities was $2,263,000 for the thirteen weeks ended May 30, 1998 and $5,046,000 for the thirteen weeks ended May 31, 1997. The $2,263,000 was primarily used to fund the Company's stock repurchase program.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. At December 1, 2000 the Company has the option to reduce this commitment

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2004. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. As of May 30, 1998 and May 31, 1997 and there were no outstanding borrowings under the revolving credit agreement.

The Company has planned capital expenditures of approximately $13,400,000 for the fiscal year ending February 27, 1999, which includes opening three new stores. Through the thirteen week period ended May 30, 1998 the Company has incurred $1,761,000 of capital expenditures relating to the new store expansion.

The Company has also announced that its Board of Directors has authorized the repurchase of an aggregate of up to 15% of its outstanding shares of common stock at prevailing market prices during the current and following fiscal years ended February 26, 2000. This program will be subjected to market and general economic conditions and may be suspended from time to time without further notice.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital, capital expenditure and the stock repurchase program requirements for the fiscal year ending February 27, 1999.


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

Item 1.   LEGAL PROCEEDINGS - None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.   OTHER INFORMATION - None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11-statement re computations of per share earnings.

     (b)  Exhibit 27 - Financial Data Schedule

     (c) On May 5, 1998 a report on Form 8K was filed, (and thereafter amended on May 22, 1998) disclosing, under Item 5, the Company's stock buy back program.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYMS CORP



DATE: JULY 7, 1998                     BY /s/ MARCY SYMS
                                          -----------------------------------
                                          Marcy Syms
                                          Chief Executive Officer






                                       BY /s/ ANTONE F. MOREIRA
                                          -----------------------------------
                                          Antone F. Moreira
                                          Vice President, Chief Financial
                                          Officer And Treasurer
                                          (Principal Financial and
                                          Accounting Officer)