Form 10-Q
period 1998-09-29
SYMS CORP
filed 1998-10-08
CIK 724742

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

                      For the Period Ended AUGUST 29, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For The Transition Period From_____________ to _____________


                          COMMISSION FILE NUMBER 1-8546


                                    SYMS CORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         NEW JERSEY                                             2-2465228
--------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)



     SYMS WAY, SECAUCUS, NEW JERSEY                            07094
----------------------------------------                     ----------
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


At September 28, 1998 the latest practicable date, there were 17,496,190 shares outstanding of Common Stock, par value $0.05 per share.
==============================================================================

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------

================================================================================



                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of August 29, 1998,
           February 28, 1998 and August 30, 1997                                    2

          Condensed Consolidated Statements of Income for the Thirteen Weeks
          and Twenty-Six Weeks Ended August 29, 1998 and August 30, 1997            3

          Condensed Consolidated Statements of Cash Flows for the Twenty-Six
          Weeks Ended August 29, 1998 and August 30, 1997                           4

          Notes to Condensed Consolidated Financial Statements                     5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                7-9

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                10
          Item 2.  Changes in Securities and Use of Proceeds
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

          SIGNATURES                                                                11



                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------

================================================================================


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                                             AUGUST 29,    FEBRUARY 28,   AUGUST 30,
                                                                                               1998           1998          1997
                                                                                             ----------    ------------   ----------
                                                                                              (UNAUDITED)   (NOTE)        UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                       $3,805         $3,840         $3,203
Merchandise inventories                                                                        158,695        127,028        139,068
Deferred income taxes                                                                            6,465          5,614          5,170
Prepaid expenses and other current assets                                                        4,966          4,621          6,647
                                                                                              --------       --------       --------
TOTAL CURRENT ASSETS                                                                           173,931        141,103        154,088
PROPERTY AND EQUIPMENT - Net of accumulated
depreciation and amortization                                                                  146,914        146,378        145,266
DEFERRED INCOME TAXES                                                                              --            --              222
OTHER ASSETS - Net of accumulated amortization                                                   6,639          6,711          6,538
                                                                                              --------       --------       --------
TOTAL ASSETS                                                                                  $327,484       $294,192       $306,114
                                                                                              ========       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                               $38,135        $21,986        $37,155
Accrued expenses                                                                                11,594         11,725         11,508
Obligations to customers                                                                         4,175          4,508          4,174
Income taxes payable                                                                             3,190          2,675          3,308
Short term borrowings                                                                           15,000            --         13,400
Current portion of obligations under capital lease                                                 524            481            441
                                                                                              --------       --------        -------
TOTAL CURRENT LIABILITIES                                                                       72,618         41,375         69,986
                                                                                               -------     ----------         ------
OBLIGATIONS UNDER CAPITAL LEASE                                                                    146            419            670
                                                                                              --------       --------        -------
DEFERRED INCOME TAXES                                                                              598            564             --
                                                                                              --------       --------        -------
OTHER LONG TERM LIABILITIES                                                                      1,121            964            801
                                                                                              --------       --------        -------
COMMITMENTS
SHAREHOLDERS' EQUITY
Preferred stock, par value; $100 per share. Authorized 1,000 shares;
none outstanding                                                                                    --             --             --
Common stock, par value; $0.05 per share. Authorized 30,000 shares; 17,563 outstanding (net of 324 treasury shares) as of August 29, 1998 and 17,849 outstanding as of February 28, 1998
and 17,776 outstanding as of August 30, 1997                                                       878            892            889
Additional paid-in capital                                                                       8,763         13,102         12,432
Retained earnings                                                                              243,360        236,876        221,336
                                                                                              --------       --------        -------
TOTAL SHAREHOLDERS' EQUITY                                                                     253,001        250,870        234,657
                                                                                              --------       --------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $327,484       $294,192       $306,114
                                                                                              ========       ========       ========


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

================================================================================


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                                                  ----------------------------         -----------------------------
                                                                  AUGUST 29,        AUGUST 30,         AUGUST 29,         AUGUST 30,
                                                                    1998              1997               1998               1997
                                                                  ----------        ----------         -----------       -----------
                                                                          (UNAUDITED)                            (UNAUDITED)
Net Sales                                                          $73,649           $78,589            $157,261            $164,239
Cost of goods sold                                                  45,779            48,318              95,671              99,795
                                                                   -------           -------            --------            --------
Gross profit                                                        27,870            30,271              61,590              64,444

Expenses:
Selling, general and administrative                                 18,379            17,984              35,394              35,376
Advertising                                                          1,198             1,065               3,349               3,900
Occupancy                                                            4,188             4,134               7,910               7,930
Depreciation and amortization                                        2,078             2,140               4,151               4,290
                                                                   -------           -------            --------            --------
Income from operations                                               2,027             4,948              10,786              12,948

Interest expense - net                                                  68               166                 (21)                241
                                                                   -------           -------            --------            --------
Income before income taxes                                           1,959             4,782              10,807              12,707
Provision for income taxes                                             784             1,961               4,323               5,211
                                                                   -------           -------            --------            --------
Net income                                                         $ 1,175           $ 2,821            $  6,484            $  7,496
                                                                   =======           =======            ========            ========
Net income per share - basic                                       $  0.07           $  0.16            $   0.37            $   0.42
                                                                   =======           =======            ========            ========
Weighted average shares outstanding-basic                           17,684            17,761              17,759              17,739
                                                                   =======           =======            ========            ========
Net income per share - diluted                                     $  0.07           $  0.16               $0.36            $   0.42
                                                                   =======           =======            ========            ========
Weighted average shares outstanding-diluted                         17,777            17,822              17,860              17,786
                                                                   =======           =======            ========            ========


See notes to condensed consolidated financial statements

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                           TWENTY-SIX WEEKS ENDED
                                                                          -------------------------
                                                                           AUGUST 29,   AUGUST 30,
                                                                              1998        1997
                                                                           ----------  ----------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  6,484    $  7,496
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                              4,151       4,290
   Deferred income taxes                                                       (817)      1,444
   (Gain) on sale of property and equipment                                    (605)         (8)
   Loss on disposal of assets                                                   --          --
   (Increase) decrease in operating assets:
      Merchandise inventories                                               (31,667)    (16,528)
      Prepaid expenses and other current assets                                (345)     (4,891)
      Other assets                                                               52         237
   Increase (decrease) in operating liabilities:
      Accounts payable                                                       16,149       8,432
      Accrued expenses                                                         (131)        453
      Obligations to customers                                                 (333)       (911)
      Other long term liabilities                                               157         168
      Income taxes                                                              515      (2,525)
                                                                           --------    --------
           Net cash provided by operating activities                         (6,390)     (2,343)
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                 (4,953)     (6,792)
     Proceeds from sale of property and equipment                               891          11
                                                                           --------    --------
          Net cash (used in) investing activities                            (4,062)     (6,781)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease                             (230)       (194)
     Revolving line of credit borrowings - net                               15,000       8,450
     Exercise of options/stock repurchase                                    (4,353)        727
                                                                           --------    --------
          Net cash provided by financing activities                          10,417       8,983
                                                                           --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (35)       (141)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,840       3,344
                                                                           --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  3,805    $  3,203
                                                                           ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                   $    105    $    169
                                                                           ========    ========
    Income taxes paid - net                                                $  4,959    $ 10,846
                                                                           ========    ========





See notes to condensed consolidated financial statements

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 29, 1998 AND AUGUST 30, 1997
--------------------------------------------------------------------------------

(UNAUDITED)


NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of forty-two "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended August 29, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 27, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 1998.

NOTE 3 - ACCOUNTING PERIOD

The Company maintains its records on the basis of a 52-53 week fiscal year ending the Saturday closest to the end of February. The fiscal years ending February 27, 1999 and February 28, 1998 are both comprised of 52 weeks.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average interest rate on short term borrowings was 6.23% at August 29, 1998. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. The Company had outstanding borrowings of $15,000,000, $0 and $13,400,000 as of August 29, 1998, February 28, 1998 and August 30, 1997, respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise as well as short-term borrowings. This agreement may be canceled at any time by either party. At August 29, 1998, February 28, 1998 and August 30, 1997 the Company had $ 6,614,000, $6,023,000, and $7,436,000, respectively, in outstanding letters of credit.

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------


NOTE 6 - NET INCOME PER SHARE

In accordance with SFAS 128, basic income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share has been computed as follows:


                                           THIRTEEN WEEKS ENDED            TWENTY SIX WEEKS ENDED
                                      ------------------------------    ----------------------------
                                      AUG. 29, 1998    AUG. 30, 1997    AUG. 29, 1998   AUG. 30,1997
                                      -------------   --------------    -------------   ------------
BASIC NET INCOME PER SHARE:
Net Income......................        $ 1,175           $ 2,821          $ 6,484         $ 7,496
Average shares outstanding......         17,684            17,761           17,759          17,739
Basic net income per share......        $   .07           $   .16          $   .37         $   .42

DILUTED NET INCOME PER SHARE:
Net Income......................        $ 1,175           $ 2,821          $ 6,484         $ 7,496
Average shares outstanding......         17,684            17,761           17,759          17,739
Stock Options...................             93                61              101              47
Total average equivalent
    shares......................         17,777            17,822           17,860          17,786
Diluted net income per share....        $   .07           $   .16          $   .36         $   .42



Options to purchase 0 and 134,350 shares of common stock at prices ranging from $10.625 to $12.250 per share were outstanding as of August 29, 1998 and August 30, 1997, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price.

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Special Note Regarding forward-looking statement

     This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than the statements of historical fact, including, without limitation, certain statements under the "Liquidity and Capital Resources", "Year 2000 Compliance" and "Impact of Inflation and Changing Prices" sub-heading in this term Item-"Management's discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management's expectations ("Cautionary Factors") include, without limitation, the changing nature of the apparel retailing industry, the Company's ability to maintain favorable relationships with vendors, expansion in the number of the Company's stores, competition which the Company faces and general economic conditions. All written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these Cautionary Factors.

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended August 29, 1998 Compared to Thirteen and Twenty-Six Weeks Ended August 30, 1997

Net sales of $73,649,000 for the thirteen weeks ended August 29, 1998 decreased $4,940,000 (6.3%) as compared to net sales of $78,589,000 for the thirteen weeks ended August 30, 1997. For the twenty-six weeks ended August 29, 1998 net sales decreased $6,978,000 (4.3%) to $157,261,000 as compared to net sales of $164,239,000 for the twenty-six weeks ended August 30, 1997. Comparable store sales decreased 9.6% for the thirteen weeks and 6.2% for the twenty-six weeks ended August 29, 1998 from the 1997 period. A significant portion of this decrease can be attributed to the Company's annual Labor Day Bash promotion that ran 17 days in the second quarter of last year and only 10 days in the second quarter of this year.

Gross profit for the thirteen weeks ended August 29, 1998 was $27,870,000, a decrease of $2,401,000 (8.0%) as compared to $30,271,000 for the fiscal period ended August 30, 1997. Gross profit for the twenty-six weeks ended August 29, 1998 was $61,590,000, a decrease of $2,854,000 (4.4%) as compared to $64,444,000 for the fiscal period ended August 30, 1997. This decrease resulted mainly from decreased net sales of $6,978,000 and the Company's gross margin decreasing from 39.24% to 39.16%. This slight decrease in gross margin resulted primarily from increased markdowns this period.

Selling, general and administrative expense increased $395,000 to $18,379,000 (25.0% as a percentage of net sales) for the thirteen weeks ended August 29, 1998 as compared to $17,984,000 (22.9% as a percentage of net sales) for the thirteen weeks ended August 30, 1997. Selling, general and administrative expense increased $18,000 to $35,394,000 (22.5% as a percentage of net sales) for the twenty-six weeks ended August 29, 1998 as compared to $35,376,000 (21.5% as a percentage of net sales) for the twenty-six weeks ended August 30, 1997. The increase in both the 13 week and 26 week period results primarily from the addition of two new stores (Marietta and Kendall).

Advertising expense for the thirteen weeks ended August 29, 1998 increased to $1,198,000 (1.6% as a percent of total net sales), as compared to $1,065,000 (1.4% as a percent of total net sales) in the thirteen week period ended August 30, 1997. A significant portion of this increase is attributable to the opening of two new stores. Advertising expense for the twenty-six weeks ended August 29, 1998 decreased to

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------


$3,349,000 (2.1% as a percent of total net sales), as compared to $3,900,000 (2.4% as a percent of total net sales) in the twenty-six week period ended August 30, 1997, resulting from expense savings achieved through opportunistic media buying as well as other cost control.

Occupancy costs were $4,188,000 (5.7% as a percentage of net sales) for the thirteen week period ended August 29, 1998, up from $4,134,000 (5.3% as a percentage of net sales) for the thirteen week period ended August 30, 1997. Occupancy costs were $7,910,000 (5.0% as a percentage of net sales) for the twenty-six week period ended August 29, 1998, down slightly from $7,930,000 (4.8% as a percentage of net sales) for the period ended August 30, 1997.

Depreciation and amortization for the thirteen weeks ended August 29, 1998 amounted to $2,078,000, a decrease of $62,000 as compared to $2,140,000 for the thirteen weeks ended August 30, 1997. Depreciation and amortization for the twenty-six weeks ended August 29, 1998 amounted to $4,151,000 a decrease of $139,000 as compared to $4,290,000 for the twenty-six weeks ended August 30, 1997. The decrease in the thirteen and twenty-six week periods resulted mainly from certain assets becoming fully depreciated, somewhat offset by the addition of two new stores.

Income before income taxes for the thirteen weeks ended August 29, 1998 of $1,959,000 decreased $2,823,000 as compared to $4,782,000 for the thirteen weeks ended August 30, 1997. Income before income taxes for the twenty-six weeks ended August 29, 1998 of $10,807,000 decreased $1,900,000 as compared to $12,707,000 for the twenty-six weeks ended August 30, 1997. As discussed above, the decrease in income before income taxes for the twenty-six weeks ended August 29, 1998 as compared to the same period last year reflects for the most part lower sales and gross profit, offset somewhat by lower advertising and interest expense.

For the thirteen and twenty-six week periods ended August 29, 1998 the effective income tax rate was 40.0% as compared to 41.0% last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at August 29, 1998 was $101,313,000, an increase of $17,211,000 from $84,102,000 as of August 30, 1997, and the ratio of current assets to current liabilities improved to 2.40 to 1 as compared to 2.20 to 1 at August 30, 1997.

Net cash used in operating activities totaled $6,390,000 for the twenty-six weeks ended August 29, 1998 as compared to $2,343,000 used in operating activities for the twenty-six weeks ended August 30, 1997. Net income for the twenty-six weeks ended August 29, 1998 amounted to $6,484,000 as compared to $7,496,000 for the same period last year, a decrease of $1,012,000. In the twenty-six week period ended August 29, 1998, net cash used in operating activities was mainly used to increase inventory by $31,667,000, offset by an increase in accounts payable of $16,149,000.

Net cash used in investing activities was $4,062,000 and $6,781,000 for the twenty-six weeks ended August 29, 1998 and August 30, 1997, respectively.

Net cash provided by financing activities was $10,417,000 for the twenty-six weeks ended August 29, 1998, compared to $8,983,000 in 1997. Both increases resulted from an increase in revolving line of credit borrowings amounting to $15,000,000 in 1998 and 8,450,000 in 1997, offset this year by $4,353,000 used to fund the Company's stock repurchase program. As of August 29, 1998 and August 30, 1997, the Company had net borrowings of $15,000,000 and $13,400,000, respectively, under its revolving credit agreement.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. At December 1, 2000 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2004. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------


expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the twenty-six weeks ended August 29, 1998 average borrowings under the revolving credit agreement were $5,080,082 with a weighted average interest rate of 6.23%. For the twenty-six weeks ended August 30, 1997 average borrowings under the revolving credit agreement were $3,817,857 with a weighted average interest rate of 6.26%.

The Company has planned capital expenditures of approximately $13,400,000 for the fiscal year ending February 27, 1999, which includes plans to open three new stores. Through the twenty-six week period ended August 29, 1998 the Company has incurred $4,953,000 of capital expenditures relating to the $13,400,000.

The Company has also announced that its Board of Directors has authorized the repurchase of an aggregate of up to 15% of its outstanding shares of common stock at prevailing market prices through the fiscal year ending February 26, 2000. This program is subject to market and general economic conditions and may be suspended from time to time without further notice. The Company has purchased approximately 324,000 shares at a cost of approximately $4,750,000 as of August 29, 1998.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital, repurchase program and capital expenditure requirements for the fiscal year ending February 27, 1999.

YEAR 2000

The Company has commenced a comprehensive program consisting of identifying, assessing and, if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to year 2000 problems. This process is already underway. The Company is also in the beginning stage of developing a plan to test its entire system for year 2000 compliance. The Company believes that it will have completed all of its necessary upgrades and/or replacements and the testing of its systems by late Summer 1999.

The Company is in the beginning stages of developing a plan to formally communicate with its significant suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that it will complete its assessment by the end of the fiscal year.

Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $25,000 for the twenty six weeks ended August 29, 1998 and does not expect the additional cost to exceed $600,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000.

A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in delays in product deliveries from such suppliers.

The Company currently does not have a contingency plan in place to cover any unforseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Item 1.   LEGAL PROCEEDINGS - None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The 1998 Annual Meeting of Stockholders of the Company was held on July 9, 1998.

               (b) The following eight persons were elected as directors at the meeting pursuant to the following vote:

                                                    FOR              WITHHELD
                                                    ---              --------
                    Sy Syms                      14,118,569            5,065
                    Marcy Syms                   14,118,819            4,815
                    Antone F. Moreira            14,118,869            4,765
                    Wilbur L. Ross, Jr.          14,118,869            4,765
                    Harvey Weinberg              14,118,869            4,765
                    Philip G. Barach             14,118,869            4,765
                    David A. Messer              14,118,869            4,765
                    Stephen Merns                14,118,869            4,815


               In the approval of the appointment of Deloitte & Touche LLP as the independent accountants of the Company, the vote was as follows:

                   For:                    13,380,713
                   Against:                   741,621
                   Abstain:                     1,300

Item 5.    OTHER INFORMATION

           Shareholder Proposals
           ---------------------
           Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for presentation at the Company's 1999 Annual Meeting will be considered untimely for purposes of Rule 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after May 25, 1999.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K - During the quarter ended August 29, 1998 no reports on Form 8-K were filed.

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


                                          SYMS CORP

   DATE:  10/8/98                         BY    /s/  MARCY SYMS
        -----------------------             --------------------------------
                                                  MARCY SYMS
                                            CHIEF EXECUTIVE OFFICER

                                         BY    /s/  ANTONE  F. MOREIRA
                                           ---------------------------------
                                                 ANTONE  F. MOREIRA
                                               CHIEF FINANCIAL OFFICER