Form 10-Q
period 1998-11-28
SYMS CORP
filed 1999-01-12
CIK 724742

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

                      For the Period Ended November 28, 1998

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


At January 4, 1999, the latest practicable date, there were 17,023,590 shares outstanding of Common Stock, par value $0.05 per share.
==============================================================================

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------

================================================================================



                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          November 28, 1998, February 28, 1998 and November 29, 1997                 1

          Condensed Consolidated Statements of Income for the Thirteen
          Weeks and Thirty-Nine Weeks Ended November 28, 1998 and
          November 29, 1997                                                          2

          Condensed Consolidated Statements of Cash Flows for the Thirty-Nine
          Weeks Ended November 28, 1998 and November 29, 1997                        3

          Notes to Condensed Consolidated Financial Statements                      4-5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 6-8

PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                           10

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                                    NOVEMBER 28,    FEBRUARY 28,     NOVEMBER 29,
                                                                                       1998            1998              1997
                                                                                    ------------    -----------     -----------
                                                                                    (UNAUDITED)                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................       $  1,329       $  3,840          $  4,322
   Merchandise inventories .....................................................        162,607        127,028           151,316
   Deferred income taxes .......................................................          3,855          5,614             5,958
   Prepaid expenses and other current assets ...................................          3,732          4,621             1,576
                                                                                       --------       --------          --------
     TOTAL CURRENT ASSETS ......................................................        171,523        141,103           163,172
PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization ...............................................        150,266        146,378           146,909
DEFERRED INCOME TAXES ..........................................................           --             --                 418
OTHER ASSETS ...................................................................          6,845          6,711             6,706
                                                                                       --------       --------          --------
     TOTAL ASSETS ..............................................................       $328,634       $294,192          $317,205
                                                                                       ========       ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................................       $ 39,583       $ 21,986          $ 49,224
   Accrued expenses ............................................................         11,347         11,725            11,466
   Obligations to customers ....................................................          3,448          4,508             4,189
   Income taxes payable ........................................................          3,862          2,675             3,514
   Short term borrowings .......................................................         14,300           --               2,600
   Current portion of obligations under capital lease ..........................            547            481               460
                                                                                       --------       --------          --------
     TOTAL CURRENT LIABILITIES .................................................         73,087         41,375            71,453
OBLIGATIONS UNDER CAPITAL LEASE ................................................           --              419               547
DEFERRED INCOME TAXES ..........................................................            444            564              --
OTHER LONG TERM LIABILITIES ....................................................          1,222            964               886
COMMITMENTS
SHAREHOLDERS' EQUITY
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
   none outstanding ............................................................           --             --                --
   Common stock, par value; $0.05 per share.  Authorized 30,000 shares; 17,024 shares outstanding as of November 28, 1998, (Net of 864
   Treasury Shares) 17,849 shares outstanding as of February 28,
   1998 and 17,028 shares outstanding as of November 29, 1997 ..................            851            892               892
   Additional paid-in capital ..................................................          3,347         13,102            13,070
   Retained earnings ...........................................................        249,683        236,876           230,357

     TOTAL SHAREHOLDERS' EQUITY ................................................        253,881        250,870           244,319
                                                                                       --------       --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................       $328,634       $294,192          $317,205
                                                                                       ========       ========          ========


         NOTES:

(1) The balance sheet at February 28, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements CONDENSED CONSOLIDATED

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------


CONDENSED CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                     -------------------------   ------------------------
                                     NOVEMBER 28,  NOVEMBER 29,  NOVEMBER 28, NOVEMBER 29,
                                       1998          1997           1998        1997
                                     -----------   -----------   -----------  -----------
                                           (UNAUDITED)                (UNAUDITED)
Net Sales .........................   $ 95,533      $ 97,867      $252,794      $262,106
Cost of goods sold ................     56,681        55,824       152,352       155,619
                                      --------      --------      --------      --------
Gross profit ......................     38,852        42,043       100,442       106,487

Expenses:
Selling, general and administrative     19,137        17,729        54,531        53,105
Advertising .......................      2,838         2,955         6,187         6,855
Occupancy .........................      4,096         3,775        12,006        11,705
Depreciation and amortization .....      2,075         2,171         6,226         6,461
                                      --------      --------      --------      --------
Income from operations ............     10,706        15,413        21,492        28,361

Interest expense - net ............        168           124           147           365
                                      --------      --------      --------      --------
Income before income taxes ........     10,538        15,289        21,345        27,996
Provision for income taxes ........      4,215         6,268         8,538        11,479
                                      --------      --------      --------      --------
Net income ........................   $  6,323      $  9,021      $ 12,807      $ 16,517
                                      ========      ========      ========      ========
Net income per share - basic ......   $   0.36      $   0.51      $   0.73      $   0.93
                                      ========      ========      ========      ========
Weighted average shares
outstanding - basic ...............     17,352        17,848        17,624        17,722
                                      ========      ========      ========      ========
Net income per share - diluted ....   $   0.36      $   0.50      $   0.72      $   0.93
                                      ========      ========      ========      ========
Weighted average shares
outstanding - diluted .............     17,391        17,956        17,705        17,789
                                      ========      ========      ========      ========

See notes to condensed consolidated financial statements

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                    THIRTY-NINE WEEKS ENDED
                                                                   ------------------------
                                                                   NOVEMBER 28, NOVEMBER 29,
                                                                      1998         1997
                                                                   -----------  -----------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..................................................   $ 12,807    $ 16,517
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization ...............................      6,226       6,461
     Deferred income taxes .......................................      1,639         460
     (Gain) on sale of property and equipment ....................       (779)        (28)
     Loss on disposal of assets ..................................         --          50
     (Increase) decrease in operating assets:
          Merchandising inventories ..............................    (35,579)    (28,776)
          Other current assets ...................................        889         180
          Other assets ...........................................       (163)         59
     Increase (decrease) in operating liabilities:
         Accounts payable ........................................     17,597      20,501
         Accrued expenses ........................................       (378)        411
         Obligations to customers ................................     (1,060)       (896)
         Other long term liabilities .............................        258         253
         Income taxes ............................................      1,187      (2,319)
                                                                     --------    --------
               Net cash provided by operating activities .........      2,644      12,873
                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment .....................    (10,370)    (10,644)
     Proceeds from sale of property and equipment ................      1,064          29
                                                                     --------    --------
               Net cash (used in) investing activities ...........     (9,306)    (10,615)
                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease ...............       (353)       (298)
     Revolving line of credit borrowings - net ...................     14,300      (2,350)
     Exercise of stock options/stock repurchase ..................     (9,796)      1,368
                                                                     --------    --------
               Net cash provided by (used in) financing activities      4,151      (1,280)
                                                                     --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............     (2,511)        978
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................      3,840       3,344
                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $  1,329    $  4,322
                                                                     ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized) ...................   $    296    $    419
                                                                     ========    ========

          Income taxes paid - net ................................   $  5,175    $ 13,329
                                                                     ========    ========



See notes to condensed consolidated financial statements

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
--------------------------------------------------------------------------------

(UNAUDITED)

NOTE 1 -- THE COMPANY

Syms Corp (the "Company") operates a chain of forty-four "off-price" retail clothing stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended November 28, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 27, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 1998.

NOTE 3 -- ACCOUNTING PERIOD

The Company maintains its records on the basis of a 52-53 week fiscal year ending the Saturday closest to the end of February. The fiscal year ending February 27, 1999 and February 28, 1998 are both comprised of 52 weeks.

NOTE 4 -- MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 -- BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average interest rate on short term borrowings was 6.07% at November 28, 1998. The average daily unused portion is subject to a commitment fee of 1/8% of 1% per annum. The Company had outstanding borrowings of $14,300,000, $0 and $2,600,000 as of November 28, 1998, February 28, 1998 and November 29, 1997, respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short term borrowing. This agreement may be canceled at any time by either party. At November 28, 1998, February 28, 1998 and November 29, 1997 the Company had $3,256,000, $6,023,000 and $3,706,000, respectively, in outstanding letters of credit.

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------

NOTE 6 -- NET INCOME PER SHARE

In accordance with SFAS 128, basic income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share has been computed as follows:

                                 THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                 ---------------------   -----------------------
                                 NOV. 28,      NOV. 29,     NOV. 28,    NOV. 29,
                                   1998         1997          1998         1997
                                 --------     ---------  ------------   --------
BASIC NET INCOME PER SHARE:
Net Income ....................   $ 6,323      $ 9,021      $12,807      $16,517
Average shares outstanding ....    17,352       17,848       17,624       17,722

Basic net income per share ....   $   .36      $   .51      $   .73      $   .93

DILUTED NET INCOME PER SHARE:
Net Income ....................   $ 6,323      $ 9,021      $12,807      $16,517
Average shares outstanding ....    17,352       17,848       17,624       17,722
Stock Options .................        39          108           81           67
Total average equivalent shares    17,391       17,956       17,705       17,789
Diluted net income per share ..   $   .36      $   .50      $   .72      $   .93


Options to purchase 132,500 and 0 shares of common stock at prices ranging from $10.6875 to $12.250 per share were outstanding as of November 28, 1998 and November 29, 1997, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price.

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENT

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than the statements of historical fact, including, without limitation, certain statements under the "Liquidity and Capital Resources", "Year 2000 Compliance" and "Impact of Inflation and Changing Prices" sub-heading in this term Item- "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management's expectations ("Cautionary Factors") include, without limitation, the changing nature of the apparel retailing industry, the Company's ability to maintain favorable relationships with vendors, expansion in the number of the Company's stores, competition which the Company faces and general economic conditions. All written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these Cautionary Factors.

RESULTS OF OPERATIONS

Thirteen and Thirty-Nine Weeks Ended November 28, 1998 Compared to Thirteen and Thirty-Nine Weeks Ended November 29, 1997

Net sales of $95,533,000 for the thirteen weeks ended November 28, 1998 decreased $2,334,000 (2.4%) as compared to net sales of $97,867,000 for the thirteen weeks ended November 29, 1997. For the thirty-nine weeks ended November 28, 1998 net sales decreased (3.6%) to $252,794,000 as compared to net sales of $262,106,000 for the thirty-nine weeks ended November 29, 1997. Comparable store net sales decreased 7.6% for the thirteen weeks and decreased 6.8% for the thirty-nine weeks ended November 28, 1998 from the 1997 periods. This decrease in the third quarter of fiscal year 1998 resulted from warmer weather and the rescheduling of a coupon promotion, which in the prior fiscal year occurred in the third quarter, to the fourth quarter of fiscal year 1998.

Gross profit for the thirteen weeks ended November 28, 1998 was $38,852,000, a decrease of $3,191,000 (7.6%) as compared to $42,043,000 for the fiscal period ended November 29, 1997. Gross profit for the thirty-nine weeks ended November 28, 1998 was $100,442,000 a decrease of $6,045,000 (5.7%) as compared to
$106,487,000 for the fiscal period ended November 29, 1997. The decrease in gross profit for the thirty-nine weeks ended November 28, 1998 resulted primarily from lower net sales in the current thirty-nine week period as well higher markdowns which was partially offset by improved mark-up on goods.

Selling, general and administrative expense increased $1,408,000 to $19,137,000 (20.0% as a percentage of net sales) for the thirteen weeks ended November 28, 1998 as compared to $17,729,000 (18.1% as a percentage of net sales) for the thirteen weeks ended November 29, 1997. Selling, general and administrative expense increased $1,426,000 to $54,531,000 (21.6%) for the thirty-nine weeks ended November 28, 1998 as compared to $53,105,000 (20.3%) for the thirty-nine weeks ended November 29, 1997. The increase was primarily due to the SG&A expenses of the three new stores opened this year (Kendall, FL, Troy, MI & Boston, MA) which amounted to $2,348,000 for the thirty-nine weeks ended November 28, 1998.

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------

Advertising expense for the thirteen weeks ended November 28, 1998 decreased to $2,838,000, as compared to $2,955,000 in the thirteen week period ended November 29, 1997. Advertising expense for the thirty-nine weeks ended November 28, 1998 decreased to $6,187,000, as compared to $6,855,000 in the thirty-nine week period ended November 29, 1997. This decrease in advertising expense resulted from expense savings achieved through opportunistic media buying as well as other cost controls.

Occupancy costs were $4,096,000 (4.3% as a percentage of net sales) for the thirteen week period ended November 28, 1998, up from $3,775,000 (3.9% as a percentage of net sales) for the thirteen week period ended November 29, 1997. Occupancy costs were $12,006,000 (4.7%) for the thirty-nine week period ended November 28, 1998, up from $11,705,000 (4.5%) for the thirty-nine week period ended November 29, 1997. The increases in both the thirteen and thirty-nine week periods resulted mainly from the addition of the three new stores located in Kendall, Fl, Troy, MI and Boston, MA.

Depreciation and amortization amounted to $2,075,000 for the thirteen week period ended November 28, 1998, a decrease of $96,000, as compared to $2,171,000 for the thirteen weeks ended November 29, 1997. Depreciation and amortization for the thirty-nine week period ended November 28, 1998 amounted to $6,226,000, a decrease of $235,000, as compared to $6,461,000 for the thirty-nine weeks ended November 29, 1997. The decrease in the thirteen week and thirty-nine week periods resulted mainly from certain assets becoming fully depreciated, somewhat offset by the addition of three new stores.

For the thirteen and thirty-nine week periods ended November 28, 1998 the effective income tax rate was 40.0% as compared to 41.0% last year. Last year's rate was affected by additional tax provisions for certain states.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at November 28, 1998 was $98,436,000, an increase of $6,717,000 from $91,719,000 as of November 29, 1997, and the ratio of current assets to current liabilities improved to 2.35 to 1 as compared to 2.28 to 1 at November 28, 1998 and November 29, 1997, respectively.

Net cash provided by operating activities totaled $2,644,000 for the thirty-nine weeks ended November 28, 1998, a decrease of $10,229,000 as compared to $12,873,000 for the thirty-nine weeks ended November 29, 1997. This decrease was caused primarily from a lower net income and increased inventories. Net income for 1998 amounted to $12,807,000 compared to $16,517,000 in 1997, a decrease of $3,710,000.

Net cash used in investing activities was $9,306,000 and $10,615,000 for the thirty-nine weeks ended November 28, 1998 and November 29, 1997, respectively.

Net cash provided by financing activities was $4,151,000 for the thirty-nine weeks ended November 28, 1998, compared to $1,280,000 used in financing activities in 1997. The increase this year is due primarily to increased borrowings of $14,300,000, offset by $9,796,000 used to fund the company's stock repurchase program. As of November 28, 1998 and November 29, 1997, the Company had net borrowings of $14,300,000 and $2,600,000, respectively, under its revolving credit agreement.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the thirty-nine weeks ended November 28, 1998 average borrowings under the revolving credit agreement were $6,302,000 with a weighted average interest rate of 6.1%. For the thirty-nine weeks ended November 28, 1998 average borrowings under the revolving credit agreement were $6,469,000 with a weighted average interest rate of 6.2%.

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------


The Company has planned capital expenditures for the fiscal year ending February 27, 1999 of $13,400,000, which includes the opening of three new stores in Kendall, FL, Troy, MI and Boston, MA.

Through the thirty-nine week period ended November 28, 1998 the Company has incurred $10,370,000 of capital expenditures relating to the $13,400,000.

The Company has also announced that its Board of Directors has authorized the repurchase of an aggregate of up to 15% of its outstanding shares of common stock at prevailing market prices through the fiscal year ending February 26, 2000. This program is subject to market and general economic conditions and may be suspended from time to time without further notice. The Company has purchased approximately 863,900 shares at a cost of approximately $10,167,000 as of November 28, 1998.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 27, 1999.

YEAR 2000

The Company has commenced a comprehensive program consisting of identifying, assessing and, if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to year 2000 problems. This process is already underway. The Company has developed a plan to test its entire system for year 2000 compliance. The Company believes that it will have completed all of its necessary upgrades and/or replacements and the testing of its systems by October 1999.

The Company has developed a plan to communicate with its suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that it will complete its assessment by the end of the fiscal year.

Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $50,000 for the thirty-nine weeks ended November 28, 1998 and does not expect the additional cost to exceed $600,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000.

A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in delays in product deliveries from such suppliers.

The Company currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

                                               --------------------------
                                               SYMS CORP AND SUBSIDIARIES
                                               --------------------------

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - During the quarter ended November 28, 1998 no reports on Form 8-K were filed.

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

                                    SYMS CORP

   DATE:                         BY     /s/ MARCY SYMS
                                    ---------------------------------------
                                            MARCY  SYMS
                                            CHIEF EXECUTIVE OFFICER

                                 BY     /s/ ANTONE F. MOREIRA
                                    ---------------------------------------
                                            ANTONE F. MOREIRA
                                            VICE PRESIDENT &
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Financial Officer &
                                            Chief Accounting Officer)