Form 10-K
period 1999-02-27
SYMS CORP
filed 1999-05-11
CIK 724742

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------


(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 27, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 COMMISSION FILE NUMBER 1-8546

                                    SYMS CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                           NO. 22-2465228
     --------------------------------     ------------------------------------
     (State or other jurisdiction of      (I.R.S. employer identification no.)
     incorporation or organization)

     SYMS WAY, SECAUCUS, NEW JERSEY                      07094
 --------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (201) 902-9600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange on
          Title of each class                          which registered
    ------------------------------                 -------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates on April 30, 1999 was $71,144,371 based upon the closing price of such stock on that date.

     As of April 30, 1999 16,662,590 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the 1999 annual meeting of stockholders to be filed pursuant to Regulation 14A are incorporated in Part III hereof by reference.

================================================================================

                                     PART I



ITEM 1. BUSINESS

GENERAL

     Syms Corp operates a chain of 44 "off-price" retail stores located throughout the Northeastern and middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to 44 stores and the aggregate amount of selling space in the Syms stores increased from approximately 2,000 square feet to approximately 1,704,000 square feet. In March 1987, the Company relocated to an approximately 277,000 square foot distribution center and executive headquarters.

     The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.

DESCRIPTION OF BUSINESS

     The Syms chain of 44 apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

MERCHANDISE

     For the year ended February 27, 1999 net sales were generated by the following categories:

Men's tailored clothes and haberdashery ....................   53%
Women's dresses, suits, separates and accessories ..........   31%
Shoes ......................................................    8%
Children's wear ............................................    6%
Luggage, domestics and fragrances ..........................    2%
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

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 277 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING

     The Company's pricing policy is to affix a ticket to each item displaying Syms' selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 5.1% of net sales. The Company also offers "dividend " prices consisting of additional price reductions on various types of merchandise.

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

EMPLOYEES

     At February 27, 1999, the Company had 2,511 employees of whom approximately 847 work part time. The Company has collective bargaining agreements with the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union which expire in the year 2000 and cover 1,828 sales and tailor employees. The Company believes its relationships with the Unions are good. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store.

ITEM 2. PROPERTIES

THE STORES

 Location

     At February 27, 1999 the Company had 44 stores, 22 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.



                                   Leased/        Selling                                          Leased/       Selling
State         Location              Owned          Space         State       Location               Owned         Space
-------------------------------------------------------------------------------------------------------------------------

CONNECTICUT                                                      NEW YORK/NEW JERSEY
              Fairfield             Owned          32,000                    Trinity                Owned         40,000
              Hartford              Leased         31,000                    Park Avenue            Leased        39,000
                                                                             Westbury               Owned         72,000
                                                                             Commack                Owned         36,000
                                                                             Westchester            Leased        50,000
FLORIDA                                                                      Rochester              Owned         32,000
              Fort Lauderdale       Owned          44,000                    Buffalo                Owned         39,000
              Miami                 Owned          45,000                    Paramus                Owned         56,000
              West Palm Beach       Leased         36,000                    Woodbridge             Leased        32,000
              Tampa                 Owned          38,000                    Secaucus (2)           Owned         29,000
              Kendall               Leased         32,000                    Cherry Hill            Owned         40,000
GEORGIA
              Norcross              Owned          51,000
              Marietta              Owned          39,000
                                                                 NORTH CAROLINA
ILLINOIS                                                                     Charlotte              Leased        30,000
              Addison               Owned          47,000
              Niles                 Leased         32,000        OHIO
              Gurnee Mills Mall     Leased         33,000                    Highland Heights       Leased        36,000
                                                                             Sharonville            Leased        31,000

MARYLAND
              Baltimore             Leased         43,000        PENNSYLVANIA
              Rockville             Owned          61,000                    King of Prussia        Owned         41,000
                                                                             Franklin Mills Mall    Leased        22,000
                                                                             Monroeville            Owned         31,000
MASSACHUSETTS                                                                Pittsburgh             Leased        40,000
              Norwood               Leased         36,000
              Peabody               Leased         39,000
              Boston                Leased         40,000        RHODE ISLAND
                                                                             N. Cranston            Leased        27,000

MICHIGAN
              Southfield            Owned          46,000        TEXAS
              Troy                  Leased         37,000                    Dallas                 Owned         42,000
MISSOURI                                                                     Houston                Owned         34,000
              St. Louis             Leased         33,000                    Hurst                  Owned         38,000

                                                                 VIRGINIA
                                                                             Falls Church           Leased        39,000
                                                                             Potomac Mills Mall     Leased        33,000


     Syms stores are either "free standing" or located in shopping centers or indoor malls, and all are surrounded by adequate parking areas, except for the two New York City stores and one downtown Boston store. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least 1,000,000 people and are readily accessible to customers by automobile. In certain areas where the population is in excess of 2,000,000 people, Syms has opened more than one store in the same general vicinity.

  Lease Terms

     Twenty-one of the Company's 44 stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:

                          Number of            Number of
Calendar               Leases Expirng         Leases with      Range in Years of
Periods                   Expiring          Renewal Options     Option Periods
--------               --------------       ---------------    -----------------
                                                                       (1)

  1999                       1                     --                  --
  2000                       4                      1                   5
  2001                       0                      0                   0
  2002                       2                      1                   4
  2003                       0                      0                   0
  2004 and thereafter       18                     13                  2-5
                          ----                     --
                          25(2)                    15

-----------

(1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

(2) Includes lease obligations for stores not yet opened.

Store leases provide for a base rental of between approximately $4.30 and $34.06 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Four of the Company's stores have a percentage of sales rental as well as a fixed minimum rent. Rental payments for Syms' leased stores aggregated $8,315,000 for the year ended February 27, 1999, of which $600,000 was paid to Sy Syms as fixed rent.

  Store Openings/Closings

     Three new stores opened this year. The Kendall, Florida store opened June 11, 1998 (32,000 square feet of selling space), the Troy, Michigan store opened September 10, 1998 (37,000 square feet of selling space), and the Boston, Massachusetts store opened November 19, 1998 (40,000 square feet of selling space).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

     The following table sets forth for the period indicated the high and low sales prices for the Company's common stock as reported by the New York Stock Exchange using the trading symbol SYM.

                                                 HIGH           LOW
                                                 ----           ---
 1998    Quarter ended February 27, 1999       $ 9 - 3/4      $ 7 - 1/2
         Quarter ended November 28, 1998        13 -11/16       9 - 3/8
         Quarter ended August 29, 1998          14 -13/16      12 - 1/4
         Quarter ended May 30, 1998             15 - 7/8       13 - 5/8


 1997    Quarter ended February 28, 1998       $14 - 1/4      $11 - 5/8
         Quarter ended November 29, 1997        14 -15/16      11 - 1/4
         Quarter ended August 30, 1997          14              9 - 3/8
         Quarter ended June 1, 1997             10 - 1/8        9

HOLDERS

     As of April 30, 1999 there were 167 record holders of the Company's Common Stock. The Company believes that there were in excess of 1,500 beneficial owners of the Company's Common Stock as of that date.

DIVIDENDS

     The Board of Directors of the Company did not declare dividends, in the fiscal years ended February 27, 1999 and February 28, 1998. Payment of dividends is within the discretion of the Company's Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to notes to consolidated financial statements regarding covenants in the Company's revolving credit agreement). The Company intends generally to retain earnings, if any, to fund development and growth of its business. The Company does not plan on paying dividends in the near term. The Company has also announced that its Board of Directors has authorized the repurchase of up to 15% of its outstanding shares of Common Stock at prevailing market prices during the current and following fiscal year ended February 26, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended February 27, 1999, February 28, 1998, March 1, 1997, March 2, 1996 and December 31, 1994, and the two months ended February 25, 1995, except that the balance sheet at February 25, 1995 and February 26, 1994 is unaudited. The selected financial information presented below should be read in conjunction with such financial statements and notes thereto.


                                                                  Fiscal Year Ended                            Two Months Ended (A)
                                            -------------------------------------------------------------    -----------------------
                                             February     February     March 1,    March 2,     December      February     February
                                             27,  1999    28, 1998       1997        1996        31, 1994     25, 1995      26, 1994
                                            ---------    ---------    ---------    ---------    ---------    ---------     ---------
                                                                      (In thousands, except per share amounts)
INCOME STATEMENT DATA:
  Net sales ............................    $ 343,858    $ 352,959    $ 346,792    $ 334,750    $ 326,651    $  46,632     $  41,642
                                            =========    =========    =========    =========    =========    =========     =========
  Net income ...........................    $  17,449    $  23,036    $  19,065    $  10,411    $   8,491    $    (383)    $      50
                                            =========    =========    =========    =========    =========    =========     =========
  Net income per share - basic .........    $    1.00    $    1.30    $    1.08    $    0.59    $    0.48    $   (0.02)    $    --
                                            =========    =========    =========    =========    =========    =========     =========
  Net income per share - diluted .......    $    1.00    $    1.29    $    1.08    $    0.59    $    0.48    $   (0.02)    $    --
                                            =========    =========    =========    =========    =========    =========     =========
  Cash Dividends Per Share .............    $    --      $    --      $    --           --      $    0.10    $    --       $    --
                                            =========    =========    =========    =========    =========    =========     =========

BALANCE SHEET DATA:
Working Capital ........................    $ 101,592    $  99,728    $  78,228    $  75,521    $  59,918    $  60,703     $  52,539
Total Assets ...........................      298,742      294,192      284,018      260,144      245,385      255,612       238,203
Capitalized Leases .....................         --            419          900        1,304        1,696        1,645         1,931
Other Long Term Liabilities ............        1,567          964          633          237         --           --            --
Shareholders' equity ...................    $ 258,760    $ 250,870    $ 226,434    $ 207,369    $ 197,341    $ 196,958     $ 190,655

---------
(A) UNAUDITED


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Annual Report includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with year 2000 compliance by the Company or its service or supply providers, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

RESULTS OF OPERATIONS

     The following discussion compares the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997. The fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 were each comprised of 52 weeks.

   Fiscal Year Ended February 27, 1999 Compared to Fiscal Year Ended
     February 28, 1998

     Net sales for the fiscal year ended February 27, 1999, were $343,858,000, a decrease of $9,101,000 (or 2.6%) as compared to net sales of $352,959,000 for the fiscal year ended February 28, 1998. Comparable store sales for the fiscal year ended February 27, 1999 declined 6.3%. This sales decline can be largely attributable to increased promotional activity and price competition from other retailers.

     Gross profit for the fiscal year ended February 27, 1999 was $135,900,000, a decrease of $6,438,000 (39.5% as a percentage of net sales) as compared to $142,338,000 (40.3% as a percentage of net sales) for the fiscal year ended February 28, 1998. This decrease is largely due to the decline in sales and higher markdowns which was partially offset by an improved shrinkage performance.

     Selling, general and administrative (SG&A) expense was $73,886,000 (21.5% as a percentage of net sales) for the fiscal year ended February 27, 1999 as compared to $71,020,000 (20.1% as a percentage of net sales) for the fiscal year ended February 28, 1998. This increase in SG&A expenses of approximately $2,866,000 resulted from the opening of three new stores (Kendall, FL, Troy, MI and Boston, MA). The SG&A expenses of these new stores amounted to $4,012,000 for the fiscal year ended February 27, 1999.

     Advertising expense for the fiscal year ended February 27, 1999 was $7,581,000 (2.2% as a percentage of net sales) as compared to $8,097,000 (2.3% as a percentage of net sales) for the fiscal year ended February 28, 1998. This decrease of $516,000 in advertising expense resulted from expense savings achieved through opportunistic media buying as well as other cost controls.

     Occupancy costs were $16,717,000 (4.9% as a percentage of net sales) for the fiscal year ended February 27, 1999 as compared to $15,300,000 (4.3% as a percentage of net sales) for the fiscal year ended February 28, 1998. This increase is largely attributable to the addition of three new stores for the fiscal year ended February 27, 1999.

     Depreciation and amortization amounted to $8,541,000 (2.5% as a percentage of net sales) for the fiscal year ended February 27, 1999 as compared to $8,627,000 (2.4% as a percentage of net sales) for the fiscal year ended February 28, 1998. This decrease resulted mainly from certain assets becoming fully depreciated and was somewhat offset by the addition of three new stores.

     Income before income taxes was $29,082,000 (a decrease of $9,964,000, or 25.5%) for the fiscal year ended February 27, 1999, as compared to $39,046,000 for the fiscal year ended February 28, 1998. This decrease resulted mostly from the decline in sales and higher SG&A expenses attributable to the opening of three new stores.

     For the fiscal year ended February 27, 1999 the effective income tax rate was 40.0% as compared to 41.0% for the fiscal year ended February 28, 1998. In the fiscal year ended February 28, 1998, the effective tax rate was affected by the addition of tax reserves pertaining to certain states.

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

     Income before income taxes was $39,046,000 (an increase of $5,304,000 or 15.7%) for the fiscal year ended February 28, 1998, compared to $33,742,000 for the prior year. This increase for the most part is the result of improved gross profit margins.

     For the fiscal year ended February 28, 1998 the effective income tax rate was 41.0% compared to 43.5% in the prior year. The effective tax rate for the fiscal year ended March 1, 1997 was adversely affected by the addition of tax reserves pertaining to certain states.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at February 27, 1999 was $101,592,000, an increase of $1,864,000 from February 28, 1998 and the ratio of current assets to current liabilities increased to 3.67 to 1 as compared to 3.41 to 1 at February 28, 1998.

     Net cash provided by operating activities totaled $21,962,000 for the fiscal year ended February 27, 1999 and increased by $5,301,000 as compared to $16,661,000 for the fiscal year ended February 28, 1998. The major reasons for the increase in cash provided by operating activities was attributed to lower decreases in operating liabilities versus last year and lower increases in inventory levels compared to a year ago offset by lower net income.

     Net cash provided by operating activities totaled $16,661,000 for the fiscal year ended February 28, 1998 as compared to $15,573,000 for the fiscal year ended March 1, 1997. Net income in this period was $23,036,000 as compared to $19,065,000 the previous year, an increase of $3,971,000. In the fiscal year ended February 28, 1998, merchandise inventories increased $4,488,000 and accounts payable decreased $6,737,000.

     Net cash used in investing activities was $15,186,000 for the fiscal year ended February 27, 1999 as compared to $12,210,000 for the fiscal year ended February 28, 1998 and $21,644,000 for the fiscal year ended March 1, 1997. Purchases of property and equipment totaled $16,250,000, $12,273,000 and $21,709,000 for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997, respectively.

     Net cash used in financing activities was $7,690,000 for the fiscal year ended February 27, 1999 as compared to $3,955,000 for the fiscal year ended February 28, 1998. For the fiscal year ended March 1, 1997 net cash provided by financing activities was $4,611,000.

     The Company, has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. At December 1, 2000 the Company, has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2004. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operation and expansion of stores, from internally generated funds. For the fiscal year ended February 27, 1999, under the revolving credit agreement, the borrowings peaked at $ 31,650,000 and the average amount of borrowings was $6,768,000 with a weighted average interest rate of 6.10%. For the fiscal year ended February 28, 1998, the average amount of borrowings under the revolving agreement was $4,982,000 with a weighted average interest rate of 6.22%. For the fiscal year ended March 1, 1997, the average amount of borrowing under the revolving credit agreement, was $4,122,000 with a weighted average interest rate of 5.97%.

     The Company has planned capital expenditures of approximately $14,200,000 for the fiscal year ending February 26, 2000, which includes plans to open three new stores and the purchase of new MIS systems. The Company has also announced that its Board of Directors has authorized the repurchase of up to 15% of its outstanding shares of common stock at prevailing market prices through the fiscal year ended February 26, 2000. As of April 1, 1999, the Company has purchased 1,225,100 shares which represented 7.4% of its outstanding shares at a total cost of $13,056,099.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital, capital expenditure and stock repurchase program requirements for the fiscal year ending February 26, 2000.

YEAR 2000 COMPLIANCE

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

     The Company has begun the process of communicating with those Companies where their systems interface with the Company's systems or may otherwise impact the operations of the Company to determine if they have appropriate plans to remedy year 2000 issues. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations.

     Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $50,000 for the fifty-two weeks ended February 27, 1999 and does not expect the additional cost to exceed $600,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000.

     A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in delays in product deliveries from such suppliers.

     The Company currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000.

IMPACT OF INFLATION AND CHANGING PRICES

     Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are filed together with this Annual Report. See index to Consolidated Financial Statements in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows :

         Name                       Age             Title
         ----                       ---             -----

Sy Syms (1)(2) ..................    73      Chairman of the Board and
                                                Director of the Company

Marcy Syms (1)(2) ...............    48      Chief Executive Officer/President
                                               and Director of the Company

Antone F. Moreira................    62      Vice President, Treasurer and
                                               Chief Financial Officer and
                                               Director of the Company

Harvey A. Weinberg (3)(4)........    61      Director of the Company

Wilbur L. Ross, Jr. (3)(4).......    61      Director of the Company

David A. Messer (3)(4) ..........    37      Director of the Company

Philip G. Barach (4) ............    69      Director of the Company

Ronald Zindman ..................    49      Executive Vice President - General
                                              Merchandise Manager

Allen Brailsford ................    55      Vice President - Operations

Myra Butensky ...................    40      Vice President - Divisional
                                               Merchandise Manager
                                               Men's Tailored Clothing

Jules D. Cohn ...................    52      Vice President - MIS

Douglas C. Meyer ................    46      Vice President - Marketing,
                                              Advertising and Sales
                                              Promotion

Isabelle Regan ..................    44      Vice President - Divisional
                                              Merchandise Manager Women's

John Tyzbir .....................    45      Vice President - Human Resources

----------

(1)  Member of the Executive Committee of the Company.
(2)  Sy Syms is the father of Marcy Syms.
(3)  Member of the Stock Option - Compensation Committee of the Company.
(4)  Member of the Audit Committee of the Company.

     The members of the Company's Board of Directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Executive officers are elected annually by the Board of Directors of the Company and serve at the pleasure of the Board. Marcy Syms is the daughter of Sy Syms. There are no other family relationships between any directors or executive officers of the Company. None of the organizations with which these persons were previously associated is a parent, subsidiary or other affiliate of the Company except as otherwise set forth.

     SY SYMS has been Chairman of the Board, Chief Executive Officer and a Director of the Company and/or its predecessors since 1959. Mr. Syms was Chief Operating Officer of the Company from 1983 to 1984. Mr. Syms has been a Director of Israel Discount Bank of New York since December 1991. On January 22, 1998, Sy Syms relinquished his position as Chief Executive Officer to Marcy Syms. Since that date Mr. Syms has been Chairman of the Board.

     MARCY SYMS has been President and a Director of the Company since 1983 and Chief Operating Officer of the Company since 1984. On January 22, 1998, Marcy Syms was named Chief Executive Officer/President.

     ANTONE F. MOREIRA has been Vice President, Chief Financial Officer and Treasurer of Syms Corp. since May 1997. From 1996 to May 1997, Mr. Moreira was a financial consultant with Equitable Assurance Society, a financial services organization. From 1990 to 1995, Mr. Moreira was Executive Vice President and Chief Financial Officer of Stuarts Department Stores, Inc., a regional discount department store chain operating in New England. Mr. Moreira has been a Director of the Company since May 1997.

     HARVEY A. WEINBERG has been a consultant since April 1994. From April 1992 to April 1994, he was President and Chief Executive Officer of HSSI, Inc., a retailer of men's and women's apparel. From 1987 to September 1990, he was Chief Executive Officer and Vice Chairman of the Board of Directors of Hartmarx Corporation and from 1990 to September 1992, he served as Chairman of the Board of Hartmarx Corporation. He is a trustee of Glimcher Realty Trust, a real estate investment trust. He has been a Director of the Company since December 1992.

     WILBUR L. ROSS, JR. has been a Managing Director of Rothschild Inc. since 1976. He is also a member of the Board of Directors of Mego Corp. He has been a Director of the Company since 1983. Effective March 15, 1999, Mr. Ross resigned as Director of the Company.

     DAVID A. MESSER has been President of Sempra Energy Trading, a subsidiary of American International Group, Inc. (NYSE: AIG), since January 1994. Prior to January 1994, Mr. Messer was a Senior Vice President of AIG Trading Corporation, (now know as Sempra Energy Trading), where he has been employed since March 1990. He has been a Director of the Company since July 1996.

     PHILIP G. BARACH has been a consultant since March 1993. From 1968 to March 1993, he was Chairman of the Board, President and Chief Executive Officer of the United States Shoe Corp., a manufacturer and retailer of footwear, apparel and eyewear. He is a member of the Board of Directors of Bernard Chaus, Inc., a manufacturer of women's apparel, Glimcher Realty Trust, a real estate investment trust, R.G. Barry Corp., a manufacturer of foldable slippers and heat/cold preservation products and Union Central Insurance Co., a life insurance company. He has been a Director of the Company since July 1996.

     RONALD ZINDMAN has been Executive Vice President - General Merchandise Manager since March 1997. He was Vice President, General Merchandise Manager, Ladies, Mens and Haberdashery from July 1994 to March 1997. Previously, Mr. Zindman was Vice President - General Merchandise Manager Ladies from March 1993 to July 1994 and a buyer of men's and women's merchandise from March 1990 to March 1993.

     ALLEN BRAILSFORD has been Vice President - Operations since January 1993. From March 1992 to January 1993, Mr. Brailsford was Director of Operations, and from March 1985 to March 1992, he was Director of Distribution.

     MYRA BUTENSKY has been Vice President - Divisional Merchandise Manager, Men's Tailored Clothing since January 1999. From May 1998 to January 1999, Ms. Butensky was Divisional Merchandise Manager, Ladies. Prior to joining the Company in 1991, Ms. Butensky was a buyer with Popular Trading Club, Inc.

     JULES COHN has been Vice President - MIS since March 1999. He joined the Company as Director of MIS in August 1998. From May 1995 to March 1998, Mr. Cohn was Vice President of MIS at Party City Corporation. From May 1992 to August 1995, Mr. Cohn was Director of MIS at Barneys New York.

     DOUGLAS C. MEYER has been Vice President - Marketing, Advertising and Sales Promotion since July 1994. Mr. Meyer was Vice President, Marketing and Creative Services for Loehmann's, Inc. from 1987 to 1994.

     ISABELLE REGAN has been Vice President - Divisional Merchandise Manager, Ladies since March 1993. She has held various positions at the Company since 1972, including buyer of women's apparel.

     JOHN TYZBIR has been Vice President - Human Resources since April 1999. From January 1995 to October 1997, Mr. Tyzbir was Director of Human Resources of Zallie Supermarkets Corp. From June 1991 to January 1995, Mr. Tyzbir was Director of Human Resources and Planning of Carson Pirie Scott Inc.

     During 1994, HSSI, Inc., of which Mr. Weinberg was President, Chief Executive Officer and a Director, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 27, 1999, the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 12 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 27, 1999, the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 27, 1999, the end of the fiscal year covered by this Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE NUMBER
                                                                -----------
(a) (1) Financial Statements:

        Report of Independent Public Accountants............       F-1
        Consolidated Balance Sheets ........................       F-2
        Consolidated Statements of Income ..................       F-3
        Consolidated Statements of Shareholders' Equity ....       F-4
        Consolidated Statements of Cash Flow ...............       F-5
        Notes to Consolidated Financial Statements .........    F-6 - F-17

     All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) List of Exhibits:

     The following exhibits which are marked with an asterisk are filed as part of this Annual Report and the other exhibits set forth below are incorporated by reference (utilizing the same exhibit numbers, except as stated otherwise below) from (i) the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 or (ii) where indicated, the Company's reports on Form 8-K, Form 10-Q or Form 10-K or the Company's Proxy Statement (Commission File No. 1-8564). Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by a (+).

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


10.4 Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (exhibit 28.1 to 8-K Report dated May 1986)

10.21+ Syms Corp 1983 Incentive Stock Option and Appreciation Plan as Amended and Restated (Exhibit A to Company's Proxy Statement for the 1993 Annual Meeting of Shareholders)

10.29 Credit Card Program Agreement dated as of March 12, 1987 and as amended as of March 16, 1987 between General Electric Credit Card Corporation and Registrant (10-K Report for fiscal year ended December 31, 1987)

10.32 Revolving Credit Agreement dated as of December 1, 1993 between Syms Corp and Summit Bank (successor to United Jersey Bank) (8-K Report dated December 7, 1993)

10.33 Form of Indemnification Agreement between Registrant and Directors and Executive Officers of the Registrant (10-K Report for fiscal year ended March 2, 1996)

10.34 Credit Plan Agreement dated December 11, 1995 between Citicorp Retail Services, Inc. and Registrant (10-K Report for fiscal year ended March 2, 1996)

10.35+ Employment Agreement dated November 1, 1996 between Syms Corp and Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.36+ Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.37 Promissory note and mortgage from Syms Corp to Marcy Syms (10-K Report for fiscal year ended March 1, 1997)

10.38 First Amendment to Revolving Credit Agreement, dated as of November 24, 1997, between Syms Corp and Summit Bank. (10K report for fiscal year ended February 28, 1998)

21*      List of Subsidiaries of the Company

23*      Consent of Deloitte & Touche LLP

27*      Financial Data Schedule

(b)      Reports on Form 8-K:

     During the quarter ended February 27, 1999 no reports on Form 8-K were filed.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYMS CORP


                                          By:
                                              ----------------------------------
                                              Marcy Syms
                                              Chief Executive Officer/President


                                                   Date: May 11, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                          DATE
---------                               -----                          ----

/s/ SY SYMS
---------------------------    Chairman of the Board                May 11, 1999
    Sy Syms                     and Director

/s/ MARCY SYMS
---------------------------    Chief Executive Officer/President    May 11, 1999
    Marcy Syms                  and Director
                                (Principal executive officer)

/s/ ANTONE F. MOREIRA
---------------------------    Vice President, Treasurer and
    Antone F. Moreira           Chief Financial Officer and
                                Director                            May 11, 1999
                                (Principal financial and
                                 accounting officer)

/s/ HARVEY  A. WEINBERG
---------------------------    Director                             May 11, 1999
    Harvey  A. Weinberg


/s/ DAVID A. MESSER
---------------------------    Director                             May 11, 1999
    David A. Messer


/s/ PHILIP G. BARACH
---------------------------    Director                             May 11, 1999
    Philip G. Barach

DELOITTE & TOUCHE LLP      Deloitte & Touche LLP        Telephone:(212) 436-2000
     [Logo]                Two World Financial Center   Facsimile:(212) 436-5000
                           New York, New York 10281-1414


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Shareholders and Board of Directors of Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp and its subsidiaries as of February 27, 1999 and February 28, 1998, and the related consolidated statements of income, shareholders, equity and cash flows for each of the three fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our auditS in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and subsidiaries as of February 27, 1999, February 28, 1998 and March 1, 1997 and the results of their operations and their cash flows for each of the three fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


April 6, 1999








-----------------
DELOITTE & TOUCHE
TOHMATSU
-----------------

SYMS CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)

                                                      February 27,  February 28,
                                                          1999         1998
                                                        --------     --------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents ......................    $  2,926     $  3,840
    Merchandise inventories ........................     129,438      127,028
    Deferred income taxes ..........................       3,462        5,614
    Prepaid expenses and other current assets ......       3,753        4,621
                                                        --------     --------
         Total current assets ......................     139,579      141,103
  PROPERTY AND EQUIPMENT - NET .....................     153,810      146,378
  OTHER ASSETS .....................................       5,353        6,711
                                                        --------     --------
  TOTAL ASSETS .....................................    $298,742     $294,192
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Short term borrowings ..........................    $  2,350     $   --
    Accounts payable ...............................      19,268       21,986
    Accrued expenses and taxes .....................       7,719        7,773
    Accrued insurance ..............................       2,550        3,952
    Obligations to customers .......................       3,451        4,508
    Income taxes payable ...........................       2,230        2,675
    Current portion of obligations
     under capital lease ...........................         419          481
                                                        --------     --------
         Total current liabilities .................      37,987       41,375
  OBLIGATIONS UNDER CAPITAL LEASE ..................        --            419
  DEFERRED INCOME TAXES ............................         428          564
  OTHER LONG TERM LIABILITIES ......................       1,567          964
  COMMITMENTS ......................................        --           --

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $100 per share --
    authorized 1,000 shares; none outstanding
    Common stock, par value $0.05 per share --
    authorized 30,000 17,024 shares outstanding
    as of February 27, 1999 (net of 864 treasury
    shares) and 17,849 shares outstanding as of
    February 28, 1998 ..............................         851          892
    Additional paid-in capital .....................       3,584       13,102
    Retained earnings ..............................     254,325      236,876
                                                        --------     --------

         Total shareholders' equity ................     258,760      250,870
                                                        --------     --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......    $298,742     $294,192
                                                        ========     ========


See notes to consolidated financial statements


SYMS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                                                Fiscal Year Ended
                                                      ------------------------------------
                                                      February 27, February 28,   March 1,
                                                          1999         1998         1997
                                                        --------     --------     --------
NET SALES .........................................     $343,858     $352,959     $346,792
Cost of goods sold ................................      207,958      210,621      213,113
                                                        --------     --------     --------
Gross profit ......................................      135,900      142,338      133,679

EXPENSES

Selling, general and administrative ...............       73,886       71,020       71,028
Advertising .......................................        7,581        8,097        6,626
Occupancy .........................................       16,717       15,300       14,215
Depreciation and amortization .....................        8,541        8,627        7,971
                                                        --------     --------     --------
Income from operations ............................       29,175       39,294       33,839
Interest expense (income) - net ...................           93          248           97
                                                        --------     --------     --------
Income before income taxes ........................       29,082       39,046       33,742
Provision for income taxes ........................       11,633       16,010       14,677
                                                        --------     --------     --------

NET INCOME ........................................     $ 17,449     $ 23,036     $ 19,065
                                                        ========     ========     ========

Net Income Per Share - basic ......................     $   1.00     $   1.30     $   1.08
                                                        ========     ========     ========

Weighted Average Shares Outstanding - basic .......       17,474       17,770       17,694
                                                        ========     ========     ========

Net Income Per Share - diluted ....................     $   1.00     $   1.29     $   1.08
                                                        ========     ========     ========

Weighted Average Shares Outstanding - diluted .....       17,536       17,841       17,705
                                                        ========     ========     ========

See notes to consolidated financial statements


SYMS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                        Preferred Stock,          Common Stock,
                                          1,000 Shares;           30,000 Shares;
                                         $100 Par Value          $0.05 Par Value     Additiona1
                                        ---------------          ---------------       Paid-in     Retained
                                        Shares     Amount      Shares       Amount     Capital     Earnings      Total
                                        ------     ------      ------       ------     -------     --------      -----


BALANCE AS OF MARCH 2, 1996                 --         --      17,694    $     885   $   11,709  $  194,775   $ 207,369

Net Income ................                 --         --          --           --           --  $   19,065   $  19,065

BALANCE AS OF MARCH 1, 1997                 --         --      17,694    $     885   $   11,709  $  213,840   $ 226,434

Exercise of stock options .                 --         --         155            7        1,393          --       1,400

Net income ................                 --         --          --           --           --      23,036      23,036
                                     ---------  ---------   ---------    ---------    ---------    --------   ---------

BALANCE AS OF
     FEBRUARY 28, 1998 ....                 --         --      17,849    $     892   $   13,102   $ 236,876   $ 250,870

Exercise of stock options .                 --         --          39            2          650          --         652

Stock buyback .............                 --         --        (864)         (43)     (10,168)         --     (10,211)

Net Income ................                 --         --          --           --           --      17,449      17,449
                                     ---------  ---------   ---------    ---------    ---------    --------   ---------
BALANCE AS OF
     FEBRUARY 27, 1999 ....                 --         --      17,024   $      851   $    3,584   $ 254,325   $ 258,760
                                     =========  =========   =========   ==========   ==========   =========   =========


See notes to consolidated financial statements


SYMS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------
(In thousands)

                                                                                     Fiscal Year Ended
                                                                          ----------------------------------------
                                                                          February 27,   February 28,    March 1,
                                                                              1999          1998          1997
                                                                              ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................     $ 17,449      $ 23,036      $ 19,065
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization .........................................        8,541         8,627         7,971
Deferred income taxes .................................................        2,016         1,786        (1,870)
Gain on sale of property and equipment ................................         (748)          (58)          (52)
Loss on disposal of assets ............................................         --              50           244
(Increase) decrease in operating assets:
   Merchandising inventories ..........................................       (2,410)       (4,488)       (9,586)
   Prepaid expenses and other current assets ..........................          868        (2,865)        1,765
   Other assets .......................................................        1,319            44        (2,417)
Increase (decrease) in operating liabilities:
  Accounts payable ....................................................       (2,718)       (6,737)       (2,177)
  Accrued expenses ....................................................       (1,456)          670         1,137
  Obligations to customers ............................................       (1,057)         (577)          595
  Other long term liabilities .........................................          603           331           396
  Income taxes ........................................................         (445)       (3,158)          502
                                                                             -------        ------        ------
          Net cash provided by operating activities ...................       21,962        16,661        15,573
                                                                             -------        ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ....................................      (16,250)      (12,273)      (21,709)
Proceeds from sale of property and equipment ..........................        1,064            63            65
                                                                             -------        ------        ------
          Net cash used in investing activities .......................      (15,186)      (12,210)      (21,644)
                                                                             -------        ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of obligations under capital lease .........................         (481)         (405)         (339)
Revolving line of credit (repayments) borrowings ......................        2,350        (4,950)        4,950
Exercise of options ...................................................          609         1,400          --
Purchase of treasury shares ...........................................      (10,168)         --            --
                                                                             -------        ------        ------
          Net cash (used in) provided by financing activities .........       (7,690)       (3,955)        4,611
                                                                             -------        ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................         (914)          496        (1,460)
CASH AND CASH EQUIVALENTS. BEGINNING OF PERIOD ........................        3,840         3,344         4,804
                                                                             -------        ------        ------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................     $  2,926      $  3,840      $  3,344
                                                                            ========      ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized) ...............................     $    389      $    397      $    291
                                                                            ========      ========      ========
   Income taxes paid (refunds received) - net                               $  7,507      $ 19,364      $ 16,041
                                                                            ========      ========      ========


See notes to consolidated financial statatements

SYMS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED FEBRUARY 27, 1999, FEBRUARY 28, 1998 AND MARCH 1, 1997
--------------------------------------------------------------------------------

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principal Business - Syms Corp and subsidiaries (the "Company") operates a chain of forty-four "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Accounting Period - The fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 were comprised of 52 weeks.

d. Cash and Cash Equivalents- Syms Corp considers credit card receivables and all short-term investments with a maturity of three months or less as cash equivalents.

e. Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market on a first-in first-out (FIFO) basis, as determined by the retail inventory method.

f. Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are principally determined by the straight-line method over the following estimated useful lives:

       Buildings and improvements . 15 - 39 years
       Machinery and equipment .... 4 - 7 years
       Furniture and fixtures ..... 10 years
       Leasehold improvements ..... Lesser of life of the asset or life of lease

     Facilities' leases (Note 7) having the substance of financing transactions have been capitalized. The related lease obligations have been included as obligations under capital lease. The leased assets are being amortized as described above.

g. Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at year end.

h. Pre-opening Costs - Store pre-opening costs are expensed in the fiscal year they are incurred.

i. Obligation to Customers - Obligations to customers represent credits issued for returned merchandise as well as gift certificates. The Company's policy is to allow customers to exchange credits issued for other merchandise or credit to the Syms charge card.

j. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

k. Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.

l.   Revenue Recognition - The Company recognizes revenue at the point of sale.

m. Comprehensive Income - In March 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive," which is required for years beginning December 15, 1997. Comprehensive income is equivalent to the Company's net income for fiscal years 1998, 1997 and 1996.

n. Employee Benefit Plans - In March 1998, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which is an amendment of SFAS No. 87, No. 88 and No. 106. SFAS No. 132 revises employers' disclosures related to pension and other postretirement plans by requiring, among other things, standardization of disclosures among such plans as well as additional information on the changes in benefit obligations and fair values of plan assets. It also eliminates certain other disclosures no longer deemed useful. SFAS No. 132 is effective for financial periods beginning after December 15, 1997, and will have no effect on the Company's financial position or results of operations as it does not change the measurement or recognition criteria for such plans.

o. Segment Reporting - In March 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information," SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment - the operation of retail off-price stores. Revenues from external customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three fiscal years was as follows:

                                                            Fiscal Year
                                                      ------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
     Men's tailored clothes and haberdashery .....     53%       54%       54%
     Women's dresses, suits, separates
       and accessories ...........................     31%       31%       31%
     Shoes .......................................      8%        8%        7%
     Children's wear .............................      6%        5%        6%
     Luggage, domestics and fragrances ...........      2%        2%        2%
                                                      ---       ---       ---
                                                      100%      100%      100%
                                                      ===       ===       ===

      The Company does not rely on any major customers as a source of revenue.

NOTE 2 -- PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                       February 27, February 28,
                                                           1999        1998
                                                         --------    --------
                                                            (In thousands)

      Land ...........................................   $ 40,628    $ 40,961
      Buildings and building improvements ............    114,668     114,178
      Leasehold and leasehold improvements ...........     40,782      31,743
      Machinery and equipment ........................     20,793      17,327
      Furniture and fixtures .........................     17,560      15,972
      Capital lease ..................................      3,763       3,763
      Construction in progress .......................      2,747       1,135
                                                         --------    --------
                                                          240,941     225,079

      Less accumulated depreciation and amortization..     87,131      78,701
                                                         --------    --------
                                                         $153,810    $146,378
                                                         ========    ========


NOTE 3 -- INCOME TAXES

     The provision for income taxes is as follows:

                                                Fiscal Year Ended
                                   -----------------------------------------
                                   February 27,    February 28,      March 1,
                                      1999             1998           1997
                                     -------         -------         -------
                                                 (In thousands)
      Current:
            Federal .............    $ 8,009         $12,343         $13,799
            State ...............      1,608           1,881           2,748
                                     -------         -------         -------
                                       9,617          14,224          16,547
                                     -------         -------         -------

      Deferred:
            Federal .............      1,622           1,490          (1,560)
            State ...............        394             296            (310)
                                     -------         -------         -------
                                       2,016           1,786          (1,870)
                                     -------         -------         -------
                                     $11,633         $16,010         $14,677
                                     =======         =======         =======

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                     Fiscal Year Ended
                                            ----------------------------------
                                            February 27, February 28,  March 1,
                                                1999        1998         1997
                                            -----------  ------------  --------
Statutory Federal income tax rate .......       35.0%       35.0%        35.0%
State taxes, net of Federal income
  tax benefits ..........................        4.4         5.8          8.4
Officers' life insurance ................        0.6         0.2          0.1
                                                ----        ----         ----
Effective income tax rate ...............       40.0%       41.0%        43.5%
                                                ====        ====         ====


The composition of the Company's deferred tax assets and liabilities is as follows:

                                                            Fiscal Year
                                                     -------------------------
                                                     February 27,  February 28,
                                                         1999         1998
                                                        -------     -------
                                                          (In thousands)
Deferred tax assets:
   Capitalization of inventory costs .................  $ 1,629     $ 3,274
   Accounts receivable ...............................       87         106
   Other .............................................    2,822       3,514
                                                        -------     -------
   Total deferred tax assets .........................    4,538       6,894

Deferred tax liability:
   Depreciation method and different estimated lives .   (1,446)     (1,371)
   Other .............................................      (58)       (473)
                                                        -------     -------
   Total deferred tax liabilities ....................   (1,504)     (1,844)
                                                        =======     =======
   Net ...............................................  $ 3,034     $ 5,050
                                                        =======     =======

Classified in balance sheet as follows:
   Current deferred tax asset ........................  $ 3,462     $ 5,614
   Long term deferred tax liability (net of
      non-current deferred tax asset) ................     (428)       (564)
   Long term deferred tax asset (net of
      noncurrent deferred tax liability) .............     --          --
                                                        -------     -------
   Net ...............................................  $ 3,034     $ 5,050
                                                        =======     =======

NOTE 4 -- BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. There were no outstanding borrowings against this agreement for the fiscal years ended February 27, 1999 and February 28, 1998.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, (defined to include cash repurchases of capital stock), as well as other financial ratios.

Total interest charges incurred for the years ended February 27, 1999, February 28, 1998 and March 1, 1997, including amounts related to capital leases, were $607,000, $617,000, and $586,000, respectively, of which $147,000, $160,000, and
$152,000 were capitalized in fiscal 1998, 1997 and 1996, respectively, in connection with the purchase and construction of new facilities.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short-term borrowings. This agreement may be canceled at any time by either party. At February 27, 1999 and at February 28, 1998, the Company had $3,352,000 and $6,023,000, respectively, in outstanding letters of credit, and had borrowings of $2,350,000 and $0, respectively.

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

The fair value of the Company's cash and cash equivalents, accounts receivable and short-term borrowings approximates their carrying values at February 27, 1999 and February 28, 1998 due to the short-term maturities of these instruments.

NOTE 6 -- PENSION AND PROFIT SHARING PLANS

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

     The following information on the Company's pension plan is provided:


                                                       February 27, February 28,
                                                          1999          1998
                                                        -------       -------
                                                            (In thousands)
CHANGE IN BENEFIT OBLIGATION:
   Net benefit obligation at beginning of year .....    $ 4,890       $ 4,180
   Service cost ....................................        477           384
   Interest cost ...................................        334           303
   Plan participants' contributions ................       --            --
   Actuarial (gain) loss ...........................        162           225
   Gross benefits paid .............................       (277)         (202)
                                                        -------       -------
   Net benefit obligation at end of year ...........      5,586         4,890
                                                        =======       =======

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year ..      4,655         3,869
   Employer contributions ..........................        203           433
   Plan participants' contributions ................       --            --
   Gross benefits paid .............................       (277)         (202)
   Actual return on plan assets ....................        556           555
                                                        -------       -------
   Fair value of plan assets at end of year ........      5,137         4,655
                                                        =======       =======

   Funded status at end of year ....................       (449)         (235)
   Unrecognized net actuarial (gain) loss ..........        170           164
   Unrecognized transition amount ..................        (76)         (101)
                                                        -------       -------
   Accrued benefit costs ...........................       (355)         (172)
                                                        =======       =======

Pension expenses includes the following components:

                                                       Fiscal Year Ended
                                                   --------------------------
                                                   February 27,  February 28,
                                                       1999         1998
                                                   ------------  ------------
                                                        (In thousands)
       COMPONENTS OF NET PERIODIC BENEFIT COST:

       Service cost ...............................    $ 477      $ 384
       Interest cost ..............................      334        303
       Return on Assets ...........................     (556)      (555)
       Amortization of actuarial (gain) loss ......      132        182
                                                       -----      -----
       Net periodic benefit cost ..................      387        314
                                                       =====      =====

       WEIGHTED-AVERAGE ASSUMPTIONS USED:

       Discount rate ..............................     6.75%      7.00%
       Rate of compensation increase ..............     4.50%      4.50%

     The expected long-term rate of return on plan assets was 8.5% during each of the years ended February 27, 1999 and February 28, 1998.

b. PROFIT-SHARING AND 401(k) PLAN - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan, however, profit-sharing contributions were made in the amounts of $180,000 for year ended February 27, 1999, $222,000 for the year ended February 28, 1998 and $200,000 for the year ended March 1, 1997.

NOTE 7 -- COMMITMENTS

a. LEASES - The Company has various operating leases and one capital lease for its retail stores, with terms expiring between 1999 and 2019. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

     Future minimum lease payments at February 27, 1999 are as follows:


                                                      Capital Lease    Operating
                                                       Real Estate      Leases
                                                      -------------    ---------
                                                            (In thousands)

1999 ................................................      $450        $ 10,431
2000 ................................................         -          10,681
2001 ................................................         -          10,032
2002 ................................................         -           9,815
2003 ................................................         -           9,635
2004 and thereafter .................................         -          72,955
                                                                       --------
Total minimum payments ..............................      $450        $123,549
                                                                       ========
Less amount representing interest ...................        31
                                                           ----
Present value of net minimum lease payments .........       419
                                                           ----
Less current maturities .............................       419
                                                           ----
                                                           $  0
                                                           ====


Payments under the real estate capital lease, which expires in 1999, are payable to the Company's principal shareholder. Rental payments were $600,000 during each of the years ended February 27, 1999, February 28, 1998, and March 1, 1997.

Rent expense for operating leases are as follows:

                                                   Fiscal Year Ended
                                      -----------------------------------------
                                       February 27,   February 28,     March 1,
                                           1999          1998            1997
                                       -----------    ------------     --------
                                                     (In thousands)

Minimum rentals ...................      $ 7,608        $ 7,011        $ 5,832
Escalation rentals ................          584            331            413
Contingent rentals ................           26             32             36
Sublease rentals ..................         (875)          (867)          (743)
                                         -------        -------        -------
                                         $ 7,343        $ 6,507        $ 5,538
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

d. LETTER OF CREDIT - The Company has guaranteed a letter of credit on behalf of a third party totaling approximately $150,000, which expires on April 30, 1999.

NOTE 8 -- PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, in one or more series of preferred stock. The Board of Directors is authorized to establish the number of shares to be included in each such series, and to fix the designation, relative rights, preferences, qualifications and limitations of the shares of each such series.

NOTE 9 -- STOCK OPTION PLAN

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

                                                1998       1997       1996
                                              -------    -------    -------
       Net Income (in thousands) ........     $17,320    $22,971    $19,042
       Net Income per share - basic .....        1.00       1.29       1.08
       Net Income per share - diluted....        1.00       1.29       1.08


This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997: risk-free interest rate of 4.75% and 5.5%, expected life 5 and 10 years, expected volatility of 29.81% and 26.24%, and dividend yield 0%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions are summarized below:


                                                                 Fiscal Year Ended
                                                     (In thousands, except per share amounts)
                                      ----------------------------------------------------------------------
                                        February 27, 1999        February 28, 1998           March 1, 1997
                                       -------------------       ------------------       -------------------
                                                 Weighted                  Weighted                  Weighted
                                                  Average                   Average                   Average
                                                 Exercise                  Exercise                  Exercise
FIXED OPTIONS                          Shares      Price         Shares     Price          Shares     Price
                                       ------    ---------       ------    --------        ------    --------

Outstanding
     beginning of year ..............    347       $9.75          490       $ 9.52           426      $ 9.94
     Granted ........................    200       10.69           25         9.88           100        8.00
     Exercised ......................    (38)      10.70         (155)        9.03            --          --
     Cancelled ......................    (16)      11.07          (13)        9.96           (36)      10.27
                                         ---      ------          ---       ------           ---      ------
Outstanding, end of period ..........    493      $10.01          347       $ 9.75           490      $ 9.52
                                         ===      ======          ===       ======           ===      ======
Options exerciseable at year end ....    430      $10.30          282       $10.15           360      $ 9.83

Weighted-average fair value of
  options granted during the year ...             $ 3.74                    $ 3.84                    $ 4.99


The following table summarizes information about stock options outstanding at February 27, 1999:


                           Options Outstanding                                      Options Exercisable
-------------------------------------------------------------------------    ---------------------------------
                                        Weighted-Average
                         Number             Remaining        Weighted-           Number           Weighted-
    Range of         Outstanding At       Contractural        Average        Exercisable At        Average
 Exercise Prices    February 27, 1999     Life (years)     Exercise Price    February 27, 1999  Exercise Price
----------------    -----------------   ----------------   --------------    -----------------  --------------
$7.125 - $12.250         492,600               6.6             $10.01           430,100            $10.30



NOTE 10 -- NET INCOME PER SHARE

     In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share have been computed as follows:

                                           Fiscal 1998  Fiscal 1997  Fiscal 1996
                                           -----------  -----------  -----------
BASIC NET INCOME PER SHARE:

    Net Income ..........................    $17,449      $23,036      $19,065
    Average shares outstanding ..........     17,474       17,770       17,694
    Basic net income per share ..........    $  1.00      $  1.30      $  1.08

DILUTED NET INCOME PER SHARE:

    Net Income ..........................    $17,449      $23,036      $19,065
    Average shares outstanding ..........     17,474       17,770       17,694
    Stock options .......................         62           71           11
    Total average equivalent shares .....     17,536       17,841       17,705

    Diluted net income per share ........    $  1.00      $  1.29      $  1.08

Options to purchase 396,000, 0, and 236,000 shares of common stock at prices ranging from $7.125 to $12.250 per share were outstanding in 1998, 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.

NOTE 11 -- RELATED PARTY TRANSACTIONS

The Company has entered into a capital lease with an officer. Included in the Statement of Income are the following expense relating to this agreement:

                                    February 27,    February 28,    March 1,
                                        1999            1998          1997
                                    ------------    ------------    --------
                                                   (in thousands)

         Depreciation ............      $161            $156          $238
         Interest ................       119             195           261

The balance sheet includes the following items relating to this agreement:

                                          February 27, 1999   February 28, 1998
                                          -----------------   -----------------
                                                    (in thousands)

         Assets under Capital Lease .....       $3,763             $3,763
         Accumulated Depreciation .......       (3,656)            (3,495)
         Capital Lease Obligation .......          419                900


On November 22, 1996 the Company loaned the Marcy Syms Revocable Trust $500,000 toward the purchase of a house for Ms. Syms in Westchester County, New York. The loan is evidenced by the Trust's note, which is guaranteed by Ms. Syms, and is secured by a first priority mortgage on the real estate purchased. The note bears interest at the rate of 6.6% per annum (the then Federal Mid-Term Rate) payable annually, and the principal of the note is due November 22, 2001. This loan was paid in full during the fiscal year ended February 27, 1999.

NOTE 12 -- UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


                                                                                                  Quarter
                                                                                                  -------
                                                                                  First      Second    Third     Fourth
                                                                                  -----      ------    -----     ------
                                                                                (In thousands, except per share amounts)

YEAR ENDED FEBRUARY 27, 1999
   Net sales ..................................................................   $83,612   $73,649   $95,533   $91,064
   Gross profit ...............................................................   $33,720   $27,870   $38,852   $35,458
   Net income .................................................................   $ 5,309   $ 1,175   $ 6,323   $ 4,642
   Net income per share -- basic ..............................................   $  0.30   $  0.07   $  0.36   $  0.27
   Net income per share -- diluted ............................................   $  0.30   $  0.07   $  0.36   $  0.27


                                                                                                  Quarter
                                                                                                  -------
                                                                                  First      Second    Third     Fourth
                                                                                  -----      ------    -----     ------
                                                                                (In thousands, except per share amounts)

YEAR ENDED FEBRUARY 28, 1998
   Net sales ..................................................................   $85,650   $78,589   $97,867   $90,853
   Gross profit ...............................................................   $34,173   $30,271   $42,043   $35,851
   Net income .................................................................   $ 4,675   $ 2,821   $ 9,021   $ 6,519
   Net income per share -- basic ..............................................   $  0.26   $  0.16   $  0.51   $  0.37
   Net income per share -- diluted ............................................   $  0.26   $  0.16   $  0.51   $  0.36

