Form 10-Q
period 1999-05-29
SYMS CORP
filed 1999-07-08
CIK 724742

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

                   for the quarterly period ended May 29, 1999

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

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At July 6, 1999 the latest practicable date, there were 16,463,390 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------


                                     INDEX
                                     -----


                                                                        PAGE NO.
                                                                        --------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         May 29, 1999, February 27, 1999 and May 30, 1998                   1

         Condensed Consolidated Statements of Income for the
         13 Weeks Ended May 29, 1999 and May 30, 1998                       2

         Condensed Consolidated Statements of Cash Flows for the
         13 Weeks Ended May 29, 1999 and May 30, 1998                       3

         Notes to Condensed Consolidated Financial Statements               4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          5-8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          n/a


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings
         Item 2. Changes In Securities and Use of Proceeds
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K                           9


SIGNATURES                                                                  9

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------



CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                              MAY 29,        FEBRUARY 27,         MAY 30,
                                                                               1999              1999              1998
                                                                          --------------    --------------    --------------
                                                                            (UNAUDITED)         (NOTE)          (UNAUDITED)
ASSETS
Current Assets
 Cash and cash equivalents                                                  $  14,697         $   2,926         $  14,151
 Merchandise inventories                                                      136,932           129,438           156,601
 Deferred income taxes                                                          2,947             3,462             6,203
 Prepaid expenses and other current assets                                      2,792             3,753             2,555
                                                                            ---------         ---------         ---------

  TOTAL CURRENT ASSETS                                                        157,368           139,579           179,510

PROPERTY AND EQUIPMENT - Net of accumulated                                   157,835           153,810           145,791
depreciation and amortization

DEFERRED INCOME TAXES                                                              36                -                 -

OTHER ASSETS                                                                    5,582             5,353             6,924
                                                                            ---------         ---------         ---------

  TOTAL ASSETS                                                              $ 320,821         $ 298,742         $ 332,225
                                                                            =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short Term Borrowings                                                      $     -           $   2,350         $      -
 Accounts payable                                                              48,321            19,268            57,005
 Accrued expenses & taxes                                                       8,066             7,719             6,063
 Accrued insurance                                                              1,844             2,550             4,418
 Obligations to customers                                                       3,237             3,451             4,179
 Income taxes payable                                                           2,256             2,230             4,133
 Current portion of obligations under capital lease                               285               419               502
                                                                            ---------         ---------         ---------

  TOTAL CURRENT LIABILITIES                                                    64,009            37,987            76,300
                                                                            ---------         ---------         ---------

OBLIGATIONS UNDER CAPITAL LEASE                                                    -                 -                285
                                                                            ---------         ---------         ---------

DEFERRED INCOME TAXES                                                              -                428               568
                                                                            ---------         ---------         ---------

OTHER LONG TERM LIABILITIES                                                     1,728             1,567             1,043
                                                                            ---------         ---------         ---------

SHAREHOLDERS' EQUITY
 Preferred stock, par value $100 per share. Authorized 1,000
 shares; none outstanding.                                                         -                 -                 -
 Common stock, par value $0.05 per share. Authorized 30,000
 shares; 16,463 shares outstanding (net of 1,424 in treasury stock) on May 29, 1999, 17,024 shares outstanding (net of
 864 treasury shares) on February 27, 1999 and 17,723 shares
 outstanding (net of 162 treasury shares) on May 30, 1998                         823               851               886
 Additional paid-in capital                                                    13,752            13,752            13,486
 Treasury Stock                                                               (14,650)          (10,168)           (2,528)
 Retained earnings                                                            255,159           254,325           242,185
                                                                            ---------         ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                                                  255,084           258,760           254,029
                                                                            ---------         ---------         ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 320,821         $ 298,742         $ 332,225
                                                                            =========         =========         =========

NOTE: The balance sheet at February 27, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------


See notes to condensed consolidated financial statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         13 WEEKS ENDED
                                                 -------------------------------
                                                  MAY 29,               MAY 30,
                                                   1999                  1998
                                                   ----                  ----
                                                           (Unaudited)

Net sales                                        $ 79,771              $ 83,612
Cost of goods sold                                 47,925                49,892
                                                 --------              --------
Gross profit                                       31,846                33,720

Expenses:
Selling, general and administrative                19,821                17,015
Advertising                                         3,620                 2,151
Occupancy                                           4,671                 3,722
Depreciation and amortization                       2,388                 2,073
                                                 --------              --------
Income from operations                              1,346                 8,759

Interest income                                       (21)                  (89)
                                                 --------              --------
Income before income taxes                          1,367                 8,848
Provision for income taxes                            533                 3,539
                                                 --------              --------
Net income                                       $    834              $  5,309
                                                 ========              ========
Net income per share-basic                       $   0.05              $   0.30
                                                 ========              ========
Weighted average shares outstanding-basic          16,722                17,835
                                                 ========              ========
Net income per share-diluted                     $   0.05              $   0.30
                                                 ========              ========
Weighted Average shares outstanding-diluted        16,723                17,944
                                                 ========              ========


--------------------------------------------------------------------------------


See notes to condensed consolidated financial statements

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                         13 WEEKS ENDED
                                                                                                   --------------------------
                                                                                                      MAY 29,       MAY 30,
                                                                                                       1999          1998
                                                                                                       ----          ----
                                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                       $    834         $  5,309
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                       2,388            2,073
  Deferred income taxes                                                                                  51             (585)
  Gain on sale of property and equipment                                                               (143)            (600)
  Loss of disposal of assets                                                                             16               -
  (Increase) decrease in operating assets:
     Merchandising inventories                                                                       (7,494)         (29,573)
     Prepaid expenses and other current assets                                                          961            2,066
     Other assets                                                                                      (236)            (224)
  Increase (decrease) in operating liabilities:
     Accounts payable                                                                                29,053           35,019
     Accrued expenses                                                                                  (359)          (1,244)
     Obligations to customers                                                                          (214)            (329)
     Other long term liabilities                                                                        161               79
     Income taxes                                                                                        26            1,458
                                                                                                   --------         --------
       Net cash provided by operating activities                                                     25,044           13,449
                                                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                                            (6,422)          (1,761)
  Proceeds from sale of property and equipment                                                          143              886
                                                                                                   --------         --------
       Net cash (used in) investing activities                                                       (6,279)            (875)
                                                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of obligations under capital lease                                                        (134)            (113)
  Revolving line of credit (repayments) borrowings - net                                             (2,350)              -
  Exercise of options                                                                                    -               378
  Stock repurchase                                                                                   (4,510)          (2,528)
                                                                                                   --------         --------
       Net cash used in financing activities                                                         (6,994)          (2,263)
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            11,771           10,311
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        2,926            3,840
                                                                                                   --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 14,697         $ 14,151
                                                                                                   ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                                           $     53         $     13
                                                                                                   ========         ========
    Income taxes paid (refunds received)                                                           $    464         $    358
                                                                                                   ========         ========


See notes to condensed consolidated financial statements

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 WEEKS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------

(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 45 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 week period ended May 29, 1999 is not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

NOTE 3 - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending February 26, 2000 will be comprised of 52 weeks. The fiscal year ended February 27, 1999 was also comprised of 52 weeks.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. As of May 29, 1999 and May 30, 1998 there were no outstanding borrowings under this agreement. At February 27, 1999, the outstanding borrowings amounted to $2,350,000.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short-term borrowings. This agreement may be canceled at any time by either party. At May 29, 1999, February 27, 1999 and May 30, 1998 the Company had $ 5,842,000, $3,352,000 and $7,337,000, respectively, in outstanding letters of credit.

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------


NOTE 6 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.


Net income per share has been computed as follows:
                                                    MAY 29,             MAY 30,
BASIC NET INCOME PER SHARE                           1999                1998
                                                     ----                ----

Net Income                                         $   834              $ 5,309
Average shares outstanding                          16,722               17,835
Basic net income per share                         $  0.05              $  0.30

DILUTED NET INCOME PER SHARE:

Net Income                                         $   834              $ 5,309
Average shares outstanding                          16,722               17,835
Stock options                                            1                  109
Total average equivalent shares                     16,723               17,944

DILUTED NET INCOME PER SHARE                       $  0.05              $  0.30

Options to purchase 386,000 and 0 shares of common stock at prices ranging from $8.50 to $12.25 per share were outstanding as of May 29,1999 and May 30, 1998, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Quarterly Report includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with year 2000 compliance by the Company or its service or supply providers, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated,

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------

expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

RESULTS OF OPERATIONS

13 Weeks Ended May 29, 1999 Compared to 13 Weeks Ended May 30, 1998

Net sales of $79,771,000 for the 13 weeks ended May 29, 1999 decreased $3,841,000 (4.6%) as compared to net sales of $83,612,000 for the 13 weeks ended May 30, 1998. Comparable store sales decreased 10.6% from the 1998 period. The sales decline in this quarter continues to be impacted by increased promotional activity and price competition from other retailers.

Gross profit for the 13 weeks ended May 29, 1999 was $31,846,000 (39.9% as a percentage of net sales), a decrease of $1,874,000 as compared to $33,720,000 (40.3% as a percentage of net sales) for the fiscal period ended May 30, 1998. This decrease resulted mainly from decreased net sales and higher markdowns which was partially offset by improved markon performance.

Selling, general and administrative expense increased $2,806,000 to $19,821,000 for the 13 weeks ended May 29, 1999 as compared to $17,015,000 for the 13 weeks ended May 30, 1998. Approximately $2,439,000 of this increase can be attributed to the opening of four new stores in Kendall, FL, Boston, MA, Troy, MI and Lawrenceville, NJ.

Advertising expense for the 13 weeks ended May 29, 1999 increased to $3,620,000, as compared to $2,151,000 in the 13 weeks ended May 30, 1998. Advertising expenses were higher than last year as a result of a 30% increase in the direct mail customer base, and the more frequent use of TV commercials compared to the same period last year.

Occupancy costs were $4,671,000 (5.9% as a percentage of net sales) for the 13 week period ended May 29,1999, compared to $3,722,000 (4.5% as a percentage of net sales) for the period ended May 30, 1998. The occupancy expenses of the four new stores which amounted to approximately $852,000 accounts for the major portion of this increase.

Depreciation and amortization amounted to $2,388,000, an increase of $315,000 as compared to $2,073,000 for the 13 weeks ended May 30, 1998. This increase is largely attributable to the addition of four new stores, and the acquisition of new MIS systems.

Income before income taxes for the 13 weeks ended May 29, 1999 was $1,367,000, a decrease of $7,481,000 as compared to $8,848,000 for the 13 weeks ended May 30, 1998. This decrease in profit resulted from lower sales and increased expenses.

For the 13 week period ended May 29, 1999 the effective income tax rate was 39% as compared to 40% last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of May 29, 1999 was $93,359,000, a decrease of $9,851,000 compared to $103,210,000 as of May 30, 1998. The ratio of current assets to current liabilities improved to 2.46 to 1 as compared to 2.35 to 1 as of May 30, 1998.

Net cash provided by operating activities totaled $25,044,000 for the 13 weeks ended May 29, 1999, an increase of $11,595,000 as compared to $13,449,000 for the 13 weeks ended May 30, 1998. In the 13 week period ended May 29, 1999, cash provided by operating activities was largely impacted by the reduction in merchandise inventories during this period compared to the comparable period a year ago.

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------


Net cash used in investing activities was $6,279,000 for the 13 weeks ended May 29, 1999, and $875,000 in 1998. Expenditures for property and equipment totaled $6,422,000 and $1,761,000 for the 13 weeks ended May 29, 1999 and May 30, 1998, respectively. This capital expenditure resulted from the opening of three new stores and the implementing of new software and MIS systems.

Net cash used in financing activities was $6,994,000 for the 13 weeks ended May 29, 1999 and $2,263,000 for the 13 weeks ended May 30, 1998. The $6,994,000 was primarily used to fund the Company's stock repurchase program of 560,200 shares for an aggregate of $4,510,000 and to retire short term borrowings of $2,350,000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. At December 1, 2000 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2004. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. As of May 29, 1999 and May 30, 1998 there were no outstanding borrowings under the revolving credit agreement.

The Company has planned capital expenditures of approximately $14,200,000 for the fiscal year ending February 26, 2000, which includes opening three new stores and the implementing of new software and MIS systems. Through the 13 week period ended May 29, 1999 the Company has incurred $6,422,000 of capital expenditures relating to the new store expansion and the upgrading of MIS Systems.

The Company has also announced that its Board of Directors has authorized the repurchase of an aggregate of up to 15% of its outstanding shares of common stock at prevailing market prices during the current fiscal year ended February 26, 2000. This program will be subjected to market and general economic conditions and may be suspended from time to time without further notice. As of May 29, 1999 the Company has purchased 1,424,300 shares which represented 8.0% of its outstanding shares at a total cost of $14,721,000.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital, capital expenditure and the stock repurchase program requirements for the fiscal year ending February 26, 2000.

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

Management currently estimates that the cost, in connection with bringing its existing systems and equipment into compliance, was less than $50,000 for the 13 weeks ended May 29, 1999 and does not expect the additional cost to exceed $600,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000.

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------

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

                                                       -------------------------
                                                                   SYMS CORP AND
                                                                    SUBSIDIARIES
                                                       -------------------------


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


                                        SYMS CORP



    DATE:  JULY 8, 1999                 BY___________________________
                                           MARCY SYMS
                                           CHIEF EXECUTIVE OFFICER






    DATE:  JULY 8, 1999                 BY___________________________
                                           ANTONE F. MOREIRA
                                           VICE PRESIDENT, CHIEF FINANCIAL
                                           OFFICER
                                           (Principal Financial and Accounting
                                           Officer)