Form 10-Q
period 1999-08-28
SYMS CORP
filed 1999-10-12
CIK 724742

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

                 for the quarterly period ended August 28, 1999

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At September 28, 1999, the latest practicable date, there were 16,463,390 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

                                      INDEX
                                      -----


                                                                       PAGE NO.
                                                                       --------

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of August 28, 1999,
         February 27, 1999 and August 29, 1998                             2

         Condensed Consolidated Statements of Operations for the 13
         Weeks and 26 Weeks Ended August 28, 1999 and August 29, 1998      3

         Condensed Consolidated Statements of Cash Flows for the 26
         Weeks Ended August 28, 1999 and August 29, 1998                   4

         Notes to Condensed Consolidated Financial Statements             5-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7-9



PART II. Other Information

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K                        10


         SIGNATURES                                                       11

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                            AUGUST 28,   FEBRUARY 27,  AUGUST 29,
                                                                                                1999         1999         1998
                                                                                             ---------    ---------    ---------
                                                                                            (Unaudited)     (Note)    (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $   3,042    $   2,926    $   3,805
   Merchandise inventories                                                                     144,043      129,438      158,695
   Deferred income taxes                                                                         3,655        3,462        6,465
   Prepaid expenses and other current assets                                                     2,275        3,753        4,966
                                                                                             ---------    ---------    ---------
     TOTAL CURRENT ASSETS                                                                      153,015      139,579      173,931

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization                                                               161,322      153,810      146,914

DEFERRED INCOME TAXES                                                                              138         --           --
OTHER ASSETS                                                                                     5,934        5,353        6,639
                                                                                             ---------    ---------    ---------
     TOTAL ASSETS                                                                            $ 320,409    $ 298,742    $ 327,484
                                                                                             =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short Term Borrowings                                                                    $   4,900    $   2,350    $  15,000
   Accounts payable                                                                             49,110       19,268       38,135
   Accrued expenses                                                                              7,130        7,719        7,362
   Accrued insurance                                                                             1,989        2,550        4,232
   Obligations to customers                                                                      2,656        3,451        4,175
   Income taxes payable                                                                            812        2,230        3,190
   Current portion of obligations under capital lease                                              146          419          524
                                                                                             ---------    ---------    ---------
     TOTAL CURRENT LIABILITIES                                                                  66,743       37,987       72,618
                                                                                             ---------    ---------    ---------
OBLIGATIONS UNDER CAPITAL LEASE                                                                   --           --            146
                                                                                             ---------    ---------    ---------
DEFERRED INCOME TAXES                                                                             --            428          598
                                                                                             ---------    ---------    ---------
OTHER LONG TERM LIABILITIES                                                                      2,107        1,567        1,121
                                                                                             ---------    ---------    ---------


SHAREHOLDERS' EQUITY
  Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
  none outstanding                                                                                --           --           --
  Common stock, par value $0.05 per share.  Authorized 30,000 shares; 16,463 shares outstanding (net of 1,424 treasury stock) on August 28,
  1999 and 17,024 shares outstanding (net of 864 treasury shares) on February
  27, 1999 and 17,563 shares outstanding
  (net of 324 treasury shares) on August 29, 1998                                                  823          851          878
  Additional paid-in capital                                                                    13,752       13,752       13,513
  Treasury Stock                                                                               (14,650)     (10,168)      (4,750)
  Retained earnings                                                                            251,634      254,325      243,360
                                                                                             ---------    ---------    ---------
     TOTAL SHAREHOLDERS' EQUITY                                                                251,559      258,760      253,001
                                                                                             ---------    ---------    ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 320,409    $ 298,742    $ 327,484
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

See notes to condensed consolidated financial statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         AUGUST 28,   AUGUST 29,    AUGUST 28,   AUGUST 29,
                                           1999         1998          1999         1998
                                        ---------    ---------      ---------    ---------
                                               (UNAUDITED)               (UNAUDITED)

Net Sales                               $  72,794    $  73,649      $ 152,565    $ 157,261
Cost of goods sold                         48,868       45,779         96,793       95,671
                                        ---------    ---------      ---------    ---------
Gross profit                               23,926       27,870         55,772       61,590

Expenses:
Selling, general and administrative        19,886       18,379         39,707       35,394
Advertising                                 2,006        1,198          5,626        3,349
Occupancy                                   5,305        4,188          9,976        7,910
Depreciation and amortization               2,518        2,078          4,906        4,151
                                        ---------    ---------      ---------    ---------
Income (Loss) from operations              (5,789)       2,027         (4,443)      10,786

Interest expense - net                        (10)          68            (31)         (21)
                                        ---------    ---------      ---------    ---------
Income (Loss) before income taxes          (5,779)       1,959         (4,412)      10,807
Provision (benefit) for income taxes       (2,254)         784         (1,721)       4,323
                                        ---------    ---------      ---------    ---------
Net (Loss) income                       $  (3,525)   $   1,175      $  (2,691)   $   6,484
                                        =========    =========      =========    =========
Net income (Loss) per share - basic     $   (0.21)   $    0.07      $   (0.16)   $    0.37
                                        =========    =========      =========    =========
Weighted average shares outstanding-
basic                                      16,463       17,684         16,593       17,759
                                        =========    =========      =========    =========
Net income (Loss) per share - diluted   $   (0.21)   $    0.07      $   (0.16)   $    0.36
                                        =========    =========      =========    =========
Weighted average shares outstanding-
diluted                                    16,463       17,777         16,593       17,860
                                        =========    =========      =========    =========

See notes to condensed consolidated financial statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                     TWENTY-SIX WEEKS ENDED
                                                                     ----------------------
                                                                     AUGUST 28,  AUGUST 29,
                                                                       1999        1998
                                                                     --------    --------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                               $ (2,691)   $  6,484
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     Depreciation and amortization                                      4,906       4,151
     Deferred income taxes                                               (759)       (817)
     (Gain) on sale of property and equipment                            (147)       (605)
     Loss on disposal of assets                                            16          --
     (Increase) decrease in operating assets:
          Merchandise inventories                                     (14,605)    (31,667)
          Prepaid expenses and other current assets                     1,478        (345)
          Other assets                                                   (595)         52
     Increase (decrease) in operating liabilities:
         Accounts payable                                              29,842      16,149
         Accrued expenses and insurance                                (1,150)       (131)
         Obligations to customers                                        (795)       (333)
         Other long term liabilities                                      540         157
         Income taxes                                                  (1,418)        515
                                                                     --------    --------
               Net cash provided by (used in) operating activities     14,622      (6,390)
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                          (12,420)     (4,953)
     Proceeds from sale of property and equipment                         147         891
                                                                     --------    --------
               Net cash (used in) investing activities                (12,273)     (4,062)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease                       (273)       (230)
     Revolving line of credit borrowings - net                          2,550      15,000
     Exercise of options                                                   --         397
     Stock repurchase                                                  (4,510)     (4,750)
                                                                     --------    --------
               Net cash (used in) provided by financing activities     (2,233)     10,417
                                                                     --------    --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                     116         (35)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,926       3,840
                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  3,042    $  3,805
                                                                     ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)                       $     79    $    105
                                                                     ========    ========
          Income taxes paid - net                                    $    464    $  4,959
                                                                     ========    ========

See notes to  condensed  consolidated  financial  statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS 13 AND 26 WEEKS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998

(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 47 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 week periods ended August 28, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

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

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. The Company had outstanding borrowings of $4,900,000, $2,350,000 and $15,000,000 as of August 28, 1999, February 27, 1999 and August 29, 1998, respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise as well as short-term borrowings. This agreement may be canceled at any time by either party. At August 28, 1999, February 27, 1999 and August 29, 1998 the Company had $5,063,000, $3,352,000, and $6,614,000, respectively, in outstanding letters of credit.

NOTE 6 - NET INCOME PER SHARE

In accordance with SFAS 128, basic income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

Net income per share has been computed as follows:


                                    13 Weeks Ended                       26 Weeks Ended
                                -----------------------           ------------------------------
                             Aug. 28, 1999   Aug. 29, 1998       Aug. 28, 1999   Aug. 29, 1998
                             -------------  --------------       -------------   -------------

Basic net income per share:

Net Income ..................   $ (3,525)      $  1,175            $ (2,691)     $  6,484
Average shares outstanding ..     16,463         17,684              16,593        17,759
Basic net income per share ..   $  (0.21)      $   0.07            $  (0.16)     $   0.37
Diluted net income per share:

Net Income ..................   $ (3,525)      $  1,175            $ (2,691)     $  6,484
Average shares outstanding ..     16,463         17,684              16,593        17,759
Stock options ...............        -(a)           93                  -(a)          101
Total average equivalent
shares ......................     16,463         17,777              16,593        17,860
Diluted net income per share    $  (0.21)      $   0.07            $  (0.16)     $   0.36


a) (In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.)

Options to purchase 461,700 and 0 shares of common stock at prices ranging from $8.00 to $12.00 per share were outstanding as of August 28, 1999 and August 29, 1998, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding forward-looking statement

The Quarterly Report includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform of Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with year 2000 compliance by the Company or its service or supply providers, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

RESULTS OF OPERATIONS

13 and 26 Weeks Ended August 28, 1999 Compared to 13 and 26 Weeks Ended August 29, 1998

Net sales of $72,794,000 for the 13 weeks ended August 28, 1999 decreased $855,000 (1.2%) as compared to net sales of $73,649,000 for the 13 weeks ended August 29, 1998. For the 26 weeks ended August 28, 1999 net sales decreased $4,696,000 (3.0%) to $152,565,000 as compared to net sales of $157,261,000 for the 26 weeks ended August 29, 1998. Comparable store sales decreased 5.8% for the 13 weeks and 8.4% for the 26 weeks ended August 29, 1998. This decline in sales in the 13 and 26 week periods were partially caused by increased promotional activity and price competition from other retailers.

Gross profit for the 13 weeks ended August 28, 1999 was $23,926,000, a decrease of $3,944,000 (14.2%) as compared to $27,870,000 for the 13 weeks ended August 29, 1998. The decline in gross profit for the 13 weeks ended August 28, 1999 resulted from lower total net sales and higher markdowns. Gross profit for the 26 weeks ended August 28, 1999 was $55,772,000, a decrease of $5,818,000 (9.4%)
as compared to $61,590,000 for the 26 weeks ended August 29, 1998. This decrease resulted mainly from lower net sales of $4,696,000 for the 26 week period and an unusually high amount of markdowns taken in the second quarter in an effort to clean out aged merchandise.

Selling, general and administrative expense increased $1,507,000 to $19,886,000 (27.3% as a percentage of total net sales) for the 13 weeks ended August 28, 1999 as compared to $18,379,000 (25.0% as a percentage of total net sales) for the 13 weeks ended August 29, 1998. Selling, general and administrative expense increased $4,313,000 to $39,707,000 (26.0% as a percentage of total net sales) for the 26 weeks ended August 28, 1999 as compared to $35,394,000 (22.5% as a percentage of total net sales) for the 26 weeks ended August 29, 1998. The increase in both the 13 week and 26 week periods results primarily from the addition of four new stores (Troy, MI (opened September 10, 1998); Boston, MA (opened November 19, 1998); Lawrenceville, NJ (opened April 29, 1999); and Chicago, IL (opened August 26, 1999) ).


Advertising expense for the 13 weeks ended August 28, 1999 increased to $2,006,000 (2.8% as a percent of total net sales), as compared to $1,198,000 (1.6% as a percent of total net sales) in the 13 week period ended August 29,

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

1998. Advertising expense for the 26 weeks ended August 28, 1999 increased to $5,626,000 (3.7% as a percent of total net sales) as compared $3,349,000 (2.1% as a percent of total net sales) in the 26 weeks ended August 29, 1998. This higher expenditure in the 13 and 26 week periods is the result of increased radio and TV use compared to last year, and the addition of radio to the semi-annual (BASH) promotion this year.

Occupancy costs were $5,305,000 (7.3% as a percentage of total net sales) for the 13 weeks ended August 28, 1999, up from $4,188,000 (5.7% as a percentage of total net sales) for the 13 weeks ended August 29, 1998. Occupancy costs were $9,976,000 (6.5% as a percentage of total net sales) for the 26 weeks ended August 28, 1999, compared to $7,910,000 (5.0% as a percentage of total net sales) for the 26 weeks ended August 29, 1998. The occupancy costs of the four new stores (Troy, MI; Boston, MA; Lawrenceville, NJ; and Chicago, IL) accounts for the major portion of this increase.

Depreciation and amortization for the 13 weeks ended August 28, 1999 amounted to $2,518,000, an increase of $440,000 as compared to $2,078,000 for the 13 weeks ended August 29, 1998. Depreciation and amortization for the 26 weeks ended August 28, 1999 amounted to $4,906,000 an increase of $755,000 as compared to $4,151,000 for the 26 weeks ended August 29, 1998. This increase is attributable to the addition of the four new stores and the acquisition of new MIS systems and equipment.

The loss before income taxes for the 13 weeks ended August 28, 1999 was $5,779,000 compared to net income before taxes of $1,959,000 for the 13 weeks ended August 29, 1998. The loss before income taxes for the 26 weeks ended August 28, 1999 was $4,412,000 as compared to net income before taxes of $10,807,000 for the 26 weeks ended August 29, 1998. As discussed above, this loss in the 13 and 26 week periods compared to a year ago reflects declines in sales and gross profit and higher expenses resulting from the opening of four new stores.

For the 13 and 26 week periods ended August 28, 1999, the effective income tax rate was 39.0% as compared to 40.0% last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at August 28, 1999, February 27, 1999 and August 29, 1998 was $86,272,000, $101,592,000, and $101,313,000, respectively, and the ratio of current assets to current liabilities was 2.29 to 1, 3.67 to 1 and 2.40 to 1 at August 28, 1999, February 27, 1999 and August 29, 1998, respectively.

Net cash provided by operating activities totaled $14,622,000 for the 26 weeks ended August 28, 1999 as compared to $6,390,000 used in operating activities for the 26 weeks ended August 29, 1998. Net loss for the 26 weeks ended August 28, 1999 amounted to $2,691,000 as compared to net income of $6,484,000 for the same period last year.

Net cash used in investing activities was $12,273,000 and $4,062,000 for the 26 weeks ended August 28, 1999 and August 29, 1998, respectively. This variance is mainly attributable to the increase in capital expenditures for the 26 weeks ended August 28, 1999 versus the comparable period in the last fiscal year. The increased capital expenditures are for the opening of three new stores ($6.8 million) and new MIS systems and equipment ($3.5 million).

Net cash used in financing activities was $2,233,000 for the 26 weeks ended August 28, 1999, compared to net cash provided by financing activities of $10,417,000 for the 26 weeks ended August 29, 1998. This variance resulted from a reduction in short-term borrowings. As of August 28, 1999 and August 29, 1998, the Company had net borrowings of $4,900,000 and $15,000,000, respectively, under its revolving credit agreement.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. At December 1, 2000 the Company has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2004. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the 26 weeks ended August 28,

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

1999 average borrowings under the revolving credit agreement were $643,000 with a weighted average interest rate of 5.95%. For the 26 weeks ended August 29, 1998 average borrowings under the revolving credit agreement were $5,080,082 with a weighted average interest rate of 6.23%.

The Company has planned capital expenditures of approximately $14,200,000 for the fiscal year ending February 26, 2000, which includes the opening of three new stores and the implementing of new software and MIS systems. Through the 26 week period ended August 28, 1999 the Company has incurred $12,420,000 of capital expenditures.

The Company has also announced that its Board of Directors has authorized the repurchase of an aggregate of up to 15% of its outstanding shares of common stock at prevailing market prices through the fiscal year ending February 26, 2000. This program is subject to market and general economic conditions and may be suspended from time to time without further notice. As of August 28, 1999, the Company has purchased approximately 1,424,300 shares which represented 8.0% of its outstanding shares at a total cost of approximately $14,271,000.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure and the stock repurchase program requirements for the fiscal year ending February 26, 2000.

YEAR 2000

The Company is near completion of a comprehensive program consisting of identifying, assessing and, if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to year 2000 problems. The Company believes that it will have completed all of its necessary upgrades and/or replacements and the testing of its systems by November 1999.

The Company has communicated with those companies whose systems interface with the Company's systems or may otherwise impact the operations of the Company to determine if they have appropriate plans to remedy year 2000 issues. To date the Company has not identified any significant issues with respect to such companies. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations.

Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $200,000 for the 26 weeks ended August 28, 1999 and does not expect the additional cost to exceed $600,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000.

A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in delays in product deliveries from such suppliers.

The Company currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

Part II.     Other Information

Item 1.  LEGAL PROCEEDINGS - None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The 1999 Annual Meeting of Shareholders of the Company was held on July 8, 1999.

               (b) The following six persons were elected as directors at the meeting pursuant to the following vote:

                                                  FOR              WITHHELD
                                               ----------          --------
                    Sy Syms                    14,550,524            52,685
                    Marcy Syms                 14,550,524            52,685
                    Antone F. Moreira          14,550,524            52,685
                    Harvey Weinberg            14,550,524            52,685
                    Philip G. Barach           14,550,524            52,685
                    David A. Messer            14,550,524            52,685

                    In the approval of the appointment of Deloitte & Touche LLP as the independent accountants of the Company, the vote was as follows:

                                    For:      14,513,407
                                    Against:      13,401
                                    Abstain:       2,100



Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit 27 - Financial Data Schedule

               (b) Reports on Form 8-K - During the quarter ended August 28, 1999 no reports on Form 8-K were filed.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SYMS CORP



         Date:  10/12/99                       By:  /s/ MARCY SYMS
                                                   -----------------------
                                                    Marcy Syms
                                                    CHIEF EXECUTIVE OFFICER





         Date:  10/12/99                        By: /s/ ANTONE  F. MOREIRA
                                                   -----------------------
                                                    Antone  F. Moreira
                                                    VICE PRESIDENT, CHIEF
                                                     FINANCIAL OFFICER
                                                     (Principal Financial and
                                                     Chief Accounting Officer)