Form 10-Q
period 1999-11-27
SYMS CORP
filed 2000-01-07
CIK 724742

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


                 for the quarterly period ended NOVEMBER 27, 1999


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At January 5, 2000, the latest practicable date, there were 15,959,790 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

                                      INDEX
                                      -----


                                                                       PAGE NO.
                                                                       --------

PART I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of November 27, 1999,
         February 27, 1999 and November 28, 1998 .........................    1

         Condensed Consolidated Statements of Income for the 13 Weeks and
         39 Weeks Ended November 27, 1999 and November 28, 1998 ..........    2

         Condensed Consolidated Statements of Cash Flows for the 39 Weeks
         Ended November 27, 1999 and November 28, 1998 ...................    3

         Notes to Condensed Consolidated Financial Statements ............    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    6

PART II. Other Information

         Item 5.  Other Information ......................................    9

         Item 6.  Exhibits and Reports on Form 8-K .......................    9



SIGNATURES ...............................................................   10

                                             -----------------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                             -----------------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
(IN THOUSANDS)
                                                                          NOVEMBER 27,  FEBRUARY 27,  NOVEMBER 28,
                                                                             1999         1999 (1)        1998
                                                                          ------------  -----------   ------------
                                                                          (UNAUDITED)                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $   5,567    $   2,926     $   1,329
   Merchandise inventories                                                   141,111      129,438       162,607
   Deferred income taxes                                                       3,166        3,462         3,855
   Prepaid expenses and other current assets                                   3,038        3,753         3,732
                                                                           ---------    ---------     ---------
     TOTAL CURRENT ASSETS                                                    152,882      139,579       171,523
PROPERTY AND EQUIPMENT--Net of accumulated depreciation and
    amortization                                                             163,802      153,810       150,266
OTHER ASSETS                                                                   6,526        5,353         6,845
                                                                           ---------    ---------     ---------
     TOTAL ASSETS                                                          $ 323,210    $ 298,742     $ 328,634
                                                                           =========    =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                        $  47,163    $  19,268     $  39,583
   Short term borrowings                                                      10,225        2,350        14,300
   Accrued expenses                                                            5,961        7,719         7,775
   Accrued insurance                                                           2,048        2,550         3,572
   Obligations to customers                                                    2,481        3,451         3,448
   Income taxes payable                                                        1,745        2,230         3,862
   Current portion of obligations under capital lease                           --            419           547
                                                                           ---------    ---------     ---------
     TOTAL CURRENT LIABILITIES                                                69,623       37,987        73,087
                                                                           ---------    ---------     ---------
DEFERRED INCOME TAXES                                                              6          428           444
                                                                           ---------    ---------     ---------
OTHER LONG TERM LIABILITIES                                                    2,272        1,567         1,222
                                                                           ---------    ---------     ---------
SHAREHOLDERS' EQUITY
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
   none outstanding                                                             --           --            --
   Common stock, par value $0.05 per share.  Authorized 30,000 shares; 15,960 shares (net of 1,928 Treasury Shares) outstanding as of  November 27, 1999, 17,024 shares (net of 864 Treasury Shares)
   outstanding as of February 27, 1999 and November 28, 1998                     798          851           851
   Additional paid-in capital                                                 13,752       13,752        13,514
   Treasury Stock                                                            (17,671)     (10,168)      (10,167)
   Retained earnings                                                         254,430      254,325       249,683
                                                                           ---------    ---------     ---------
     TOTAL SHAREHOLDERS' EQUITY                                              251,309      258,760       253,881
                                                                           ---------    ---------     ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 323,210    $ 298,742     $ 328,634
                                                                           =========    =========     =========


NOTES:

(1) The balance sheet at February 27, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

                                             -----------------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                             -----------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
================================================================================
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            13 WEEKS ENDED                  39 WEEKS ENDED
                                                       ---------------------------    ---------------------------
                                                       NOVEMBER 27,   NOVEMBER 28,    NOVEMBER 27,   NOVEMBER 28,
                                                           1999           1998           1999            1998
                                                       ------------   ------------    ------------   ------------
                                                               (UNAUDITED)                   (UNAUDITED)
Net Sales                                                $ 95,628       $ 95,533       $248,193       $252,794
Cost of goods sold                                         58,852         56,681        155,645        152,352
                                                         --------       --------       --------       --------
Gross profit                                               36,776         38,852         92,548        100,442

Expenses:
Selling, general and administrative                        20,928         19,137         60,635         54,531
Advertising                                                 3,055          2,838          8,681          6,187
Occupancy                                                   5,370          4,096         15,346         12,006
Depreciation and amortization                               2,783          2,075          7,689          6,226
                                                         --------       --------       --------       --------
Income from operations                                      4,640         10,706            197         21,492

Interest expense--net                                          56            168             25            147
                                                         --------       --------       --------       --------
Income before income taxes                                  4,584         10,538            172         21,345
Provision for income taxes                                  1,788          4,215             67          8,538
                                                         --------       --------       --------       --------
Net income                                               $  2,796       $  6,323       $    105       $ 12,807
                                                         ========       ========       ========       ========
Net income per share--basic                              $   0.17       $   0.36       $   0.01       $   0.73
                                                         ========       ========       ========       ========
Weighted average shares
      outstanding--basic                                   16,260         17,352         16,482         17,624
                                                         ========       ========       ========       ========
Net income per share--fully diluted                      $   0.17       $   0.36       $   0.01       $   0.72
                                                         ========       ========       ========       ========
Weighted average shares
      outstanding--diluted                                 16,303         17,391         16,497         17,705
                                                         ========       ========       ========       ========

See notes to condensed consolidated financial statements

                                             -----------------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                             -----------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(IN THOUSANDS)

                                                                          39 WEEKS ENDED
                                                                    ---------------------------
                                                                    NOVEMBER 27,   NOVEMBER 28,
                                                                       1999           1998
                                                                    -----------    ------------
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $    105       $ 12,807

     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Depreciation and amortization                                      7,689          6,226
     Deferred income taxes                                               (126)         1,639
     (Gain) on sale of property and equipment                            (150)          (779)
     Loss on disposal of assets                                            13           --
     (Increase) decrease in operating assets:
          Merchandising inventories                                   (11,673)       (35,579)
          Prepaid expenses and other current assets                       715            889
          Other assets                                                 (1,194)          (163)
     Increase (decrease) in operating liabilities:
         Accounts payable                                              27,895         17,597
         Accrued expenses and insurance                                (2,260)          (378)
         Obligations to customers                                        (970)        (1,060)
         Other long term liabilities                                      705            258
         Income taxes                                                    (485)         1,187
                                                                     --------       --------
               Net cash provided by operating activities               20,264          2,644
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                          (17,673)       (10,370)
     Proceeds from sale of property and equipment                         150          1,064
                                                                     --------       --------
               Net cash (used in) investing activities                (17,523)        (9,306)
                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of obligations under capital lease                       (419)          (353)
     Revolving line of credit borrowings--net                           7,875         14,300
     Exercise of stock options                                           --              370
     Stock Repurchase                                                  (7,556)       (10,166)
                                                                     --------       --------
               Net cash (used in) provided by financing activities       (100)         4,151
                                                                     --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,641         (2,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,926          3,840
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  5,567       $  1,329
                                                                     ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)                       $    124       $    296
                                                                     ========       ========
          Income taxes paid--net                                     $    686       $  5,175
                                                                     ========       ========

See notes to condensed consolidated financial statements

                                             -----------------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                             -----------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS 13 AND 39 WEEKS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998
================================================================================

(UNAUDITED)

NOTE 1--THE COMPANY

Syms Corp (the "Company") operates a chain of 48 "off-price" retail clothing stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended November 27, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

NOTE 3--ACCOUNTING PERIOD

The Company maintains its records on the basis of a 52-53 week fiscal year ending the Saturday closest to the end of February. The fiscal year ending February 26, 2000 will be comprised of 52 weeks. The fiscal year ended February 27, 1999 was also comprised of 52 weeks.

NOTE 4--MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5--BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. The Company had outstanding borrowings of $2,225,000, $2,350,000 and $14,300,000 as of November 27, 1999, February 27, 1999 and November 28, 1998, respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short term borrowing. This agreement may be canceled at any time by either party. At November 27, 1999, February 27, 1999 and November 28, 1998 the Company had $1,547,000, $3,352,000 and $3,256,000, respectively, in outstanding letters of credit and $8,000,000 in short term borrowings at November 27, 1999.

                                             -----------------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                             -----------------------------------

NOTE 6 - NET INCOME PER SHARE

In accordance with SFAS 128, basic income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share has been computed as follows:


                                          13 WEEKS ENDED                           39  WEEKS  ENDED
                                    ------------------------------               ----------------------------
                                    NOV. 27, 1999    NOV. 28, 1998               NOV. 27, 1999  NOV. 28, 1998
                                    -------------   --------------               -------------  -------------
BASIC NET INCOME PER SHARE:
Net Income.....................        $ 2,796         $ 6,323                      $   105          $12,807
Average shares outstanding.....         16,260          17,352                       16,482           17,624

Basic net income per share.....        $  0.17         $  0.36                      $  0.01          $  0.73

DILUTED NET INCOME PER SHARE:
Net Income.....................        $ 2,796         $ 6,323                      $   105          $12,807
Average shares outstanding.....         16,260          17,352                       16,482           17,624
Stock options..................             43              39                           15               81
Total average equivalent
  shares.......................         16,303          17,391                       16,497           17,705
Diluted net income per share.          $  0.17         $  0.36                      $  0.01          $  0.72



Options to purchase 469,700 and 132,500 shares of common stock at prices ranging from $7.125 to $12.000 per share were outstanding as of November 27, 1999 and November 28, 1998, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price.

                                             -----------------------------------
                                                  SYMS CORP AND SUBSIDIARIES
                                             -----------------------------------


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

RESULTS OF OPERATIONS

13 and 39 Weeks Ended November 27, 1999 Compared to 13 and 39 Weeks Ended November 28, 1998

Net sales of $95,628,000 for the 13 weeks ended November 27, 1999 increased $95,000 (.1%) as compared to net sales of $95,533,000 for the 13 weeks ended November 28, 1998. For the 39 weeks ended November 27, 1999 net sales decreased (1.8%) to $248,193,000 as compared to net sales of $252,794,000 for the 39 weeks ended November 28, 1998. Comparable store net sales decreased 5.4% for the 13 weeks and decreased 7.3% for the 39 weeks ended November 27, 1999 from the same periods in the last fiscal year. The declines in sales in the 13 and 39 week periods were partially caused by increased promotional activity and price competition from other retailers.

Gross profit for the 13 weeks ended November 27, 1999 was $36,776,000, a decrease of $2,076,000 (5.3%) as compared to $38,852,000 for the 13 weeks ended November 28, 1998. Gross profit for the 39 weeks ended November 27, 1999 was $92,548,000, a decrease of $7,894,000 (7.9%) as compared to $100,442,000 for the
39 weeks ended November 28, 1998. The decrease in gross profit for the 39 weeks ended November 27, 1999 resulted primarily from lower net sales in such 39 week period as well as higher markdowns which was partially offset by improved mark-up on goods.

Selling, general and administrative expense increased $1,791,000 to $20,928,000 (21.9% as a percentage of total net sales) for the 13 weeks ended November 27, 1999 as compared to $19,137,000 (20.0% as a percentage of total net sales) for the 13 weeks ended November 28, 1998. Selling, general and administrative expense increased $6,104,000 to $60,635,000 (24.4% as a percentage of total net sales) for the 39 weeks ended November 27, 1999 as compared to $54,531,000 (21.6% as a percentage of total net sales) for the 39 weeks ended November 28, 1998. This increase was primarily due to the SG&A expenses of the five new stores opened (Troy, MI, Boston, MA, Lawrenceville, NJ, Towson, MD and Chicago,
IL) which amounted to approximately $5,715,000 for the 39 weeks ended November 27, 1999.

                                                  ------------------------------
                                                   SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------

Advertising expense for the 13 weeks ended November 27, 1999 increased to $3,055,000 (3.2% as a percent of total net sales), as compared to $2,838,000 (3.0% as a percent of total net sales) in the 13 week period ended November 28, 1998. Advertising expense for the 39 weeks ended November 27, 1999 increased to $8,681,000 (3.5% as a percent of total net sales) as compared to $6,187,000 (2.4% as a percent of total net sales) in the 39 week period ended November 28, 1998. This higher expenditure in the 13 and 39 week periods is the result of increased radio and TV use compared to the same periods last year.

Occupancy costs were $5,370,000 (5.6% as a percentage of total net sales) for the 13 week period ended November 27, 1999, up from $4,096,000 (4.3% as a percentage of total net sales) for the 13 week period ended November 28, 1998. Occupancy costs were $15,346,000 (6.2% as a percentage of total net sales) for the 39 week period ended November 27, 1999, up from $12,006,000 (4.7% as a percentage of total net sales) for the 39 week period ended November 28, 1998. The increases in both the 13 and 39 week periods resulted mainly from the addition of the five new stores located in Troy, MI, Boston, MA, Lawrenceville, NJ, Towson, MD, and Chicago, IL.

Depreciation and amortization amounted to $2,783,000 (2.9% as a percentage of total net sales) for the 13 week period ended November 27, 1999, an increase of $708,000, as compared to $2,075,000 (2.2% as a percentage of total net sales) for the 13 weeks ended November 28, 1998. Depreciation and amortization for the 39 week period ended November 28, 1998 amounted to $7,689,000 (3.1% as a percentage of total net sales), an increase of $1,463,000, as compared to $6,226,000 (2.5% as a percentage of total net sales) for the 39 weeks ended November 28, 1998. This increase is attributable to the addition of five new stores and the acquisition of new MIS systems and equipment.

For the 13 and 39 week periods ended November 27, 1999 the effective income tax rate was 39% as compared to 40% last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at November 27, 1999 was $83,259,000, a decrease of $15,177,000 from $98,436,000 as of November 28, 1998, and the ratio of current assets to current liabilities was 2.20 to 1 as compared to 2.35 to 1 at November 27, 1999 and November 28, 1998, respectively.

Net cash provided by operating activities totaled $20,264,000 for the 39 weeks ended November 27, 1999, an increase of $17,620,000 as compared to $2,644,000 for the 39 weeks ended November 28, 1998. This increase was caused primarily from lower inventories which was partially offset by lower net income for the period ended November 27, 1999. Net income for the 39 weeks ended 1999 was $105,000,000 compared to $12,807,000 for the same period in the last fiscal year, a decrease of $12,702,000.

Net cash used in investing activities was $17,523,000 and $9,306,000 for the 39 weeks ended November 27, 1999 and November 28, 1998, respectively.

Net cash used in financing activities was $100,000 for the 39 weeks ended November 27, 1999, compared to $4,151,000 provided by financing activities for the same period in the last fiscal year. The variance is due primarily to decreased borrowings of $6,425,000, offset by $7,556,000 used to fund the Company's stock repurchase program. As of November 27, 1999 and November 28, 1998, the Company had net borrowings of $10,225,000 and $14,300,000, respectively.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. At December 1, 2000 the Company has the option to reduce this commitment to zero or convert the revolving credit loan to a term loan with a maturity date of December 1, 2004. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the 39 weeks ended November 27, 1999 average borrowings under the revolving credit agreement were $862,000 with a weighted average interest rate of 6.2%. and for the 39 weeks ended November 28, 1998

                                                  ------------------------------
                                                   SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------

average borrowings under the revolving credit agreement where $6,469,000 with a weighted average interest rate of 6.2%.

Through the 39 week period ended November 27, 1999 the Company has incurred $17,673,000 of capital expenditures an increase of $3,373,000 over its planned capital expenditure of $14,300,000 for the fiscal year ending February 26, 2000. The increased expenditures resulted principally from additional monies spent on MIS software.

The Company announced in May, 1998 that its Board of Directors has authorized the repurchase of an aggregate of up to 15% of its outstanding shares of common stock at prevailing market prices through the fiscal year ending February 26, 2000. This program is subject to market and general economic conditions and may be suspended from time to time without further notice. As of November 27, 1999 the Company purchased approximately 1,927,900 shares which represented 12.1% of its outstanding shares at a total cost of approximately $17,671,000.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 26, 2000.

YEAR 2000

The Company program consisting of identifying, assessing and, if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to year 2000 problems has been completed, and the Company believes that it is Y2K compliant.

The Company has communicated with its suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. To date, the Company has not identified any significant issues with respect to such companies. There can be no assurance, however, that the systems of other companies on which the Company's processes rely have been timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that it will complete its assessment by the end of the fiscal year.

Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $200,000 for the 39 weeks ended November 27, 1999 and does not expect the total cost to exceed $250,000.

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

                                                  ------------------------------
                                                   SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5.   Other Information

          Philip Barach resigned as a director of the Company, effective as of December 13, 1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibit 27--Financial Data Schedule

          (b) Reports on Form 8-K -- During the quarter ended November 27, 1999 no reports on Form 8-K were filed.

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



                                    SYMS CORP



Date:____________________           By ____________________________________
                                       MARCY  SYMS
                                       CHIEF EXECUTIVE OFFICER






Date:_____________________          By_____________________________________
                                       ANTONE F. MOREIRA
                                       VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                       (Principal Financial and
                                       Chief Accounting Officer)