Form 10-K
period 2000-02-26
SYMS CORP
filed 2000-05-22
CIK 724742

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------


(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 26, 2000

                                       or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates on May 8, 2000 was $31,815,672 based upon the closing price of such stock on that date.

     As of May 8, 2000 15,959,790 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the 2000 annual meeting of stockholders to be filed pursuant to Regulation 14A are incorporated in Part III hereof by reference.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Syms Corp operates a chain of 48 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to 48 stores and the aggregate amount of selling space in the Syms stores increased from approximately 2,000 square feet to approximately 1,844,000 square feet. In March 1987, the Company relocated to an approximately 277,000 square foot distribution center and executive headquarters.

     The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.

DESCRIPTION OF BUSINESS

     The Syms chain of 48 apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

MERCHANDISE

     For the year ended February 26, 2000 net sales were generated by the following categories:

    Men's tailored clothes and haberdashery....................     54%
    Women's dresses, suits, separates and accessories..........     30%
    Shoes......................................................      7%
    Children's wear............................................      7%
    Luggage, domestics and fragrances..........................      2%
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

PURCHASING

     The Company purchases first-quality, in-season, brand-name merchandise directly from manufacturers on terms more favorable than those generally obtained by department and specialty stores. Syms estimates that approximately 200 brand-name manufacturers of apparel are represented in its stores. The Company does not maintain large out-of-season inventories. However, Syms occasionally buys certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season. Purchasing is performed by a buying staff in conjunction with their General Merchandise Manager and several other key divisional merchandise managers.

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 276 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING

     The Company's pricing policy is to affix a ticket to each item displaying Syms' selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 4.5% of net sales. The Company also offers "dividend " prices consisting of additional price reductions on various types of merchandise.

     Syms has as its tag line "An Educated Consumer is Our Best Customer"(R), one of the best known in retail advertising. The Company historically has advertised principally on television and radio. In the Fall of 1994, the Company revised its strategy and began to enhance its advertising by including print media as well as direct mail to its Syms credit card customer base.

     The Company sells its merchandise for cash, checks, national credit cards, and its own Syms credit card. Syms sells its own credit card receivables on a non-recourse basis to a third party for a fee. Merchandise purchased from the Company may be returned within a reasonable amount of time, within season. The Company does not offer cash refunds for purchases, but issues credits toward the Syms charge card and other major credit cards or store merchandise credits which may be used toward the purchase of other merchandise.

TRADEMARKS

     "Syms", "An Educated Consumer is Our Best Customer "(R), "Names You Must Know"(R), and "The More You Know About Clothing, the Better it is for Syms"(R) have been registered with the United States Patent and Trademark Office.

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

EMPLOYEES

     At February 26, 2000, the Company had 2,565 employees of whom approximately 620 work part time. The Company has collective bargaining agreements with the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union which expire in the year 2000 and cover 1,823 sales and tailor employees. The Company believes its relationships with the Unions are good. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store.

ITEM 2. PROPERTIES

THE STORES

     Location

     At February 26, 2000 the Company had 48 stores, 25 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.


                                       LEASED/       SELLING                                            LEASED/       SELLING
    STATE       LOCATION                OWNED         SPACE         STATE       LOCATION                 OWNED         SPACE
    -----       --------                -----         -----         -----       --------                 -----         -----
CONNECTICUT                                                     NEW YORK/NEW JERSEY
                Fairfield               Owned        32,000                     Park Avenue             Leased        45,000
                Hartford               Leased        31,000                     Trinity                  Owned        40,000
                                                                                Westbury                 Owned        72,000
                                                                                Commack                  Owned        36,000
FLORIDA                                                                         Westchester             Leased        50,000
                Fort Lauderdale         Owned        44,000                     Rochester                Owned        32,000
                Miami                   Owned        45,000                     Buffalo                  Owned        39,000
                West Palm Beach        Leased        36,000                     Paramus                  Owned        56,000
                Tampa                   Owned        38,000                     Woodbridge              Leased        32,000
                Kendall                Leased        32,000                     Secaucus (2)             Owned        29,000
GEORGIA                                                                         Cherry Hill              Owned        40,000
                Norcross                Owned        51,000                     Lawrenceville           Leased        54,000
                Marietta                Owned        39,000     NORTH CAROLINA
ILLINOIS                                                                        Charlotte               Leased        30,000
                Addison                 Owned        47,000
                Niles                  Leased        32,000     OHIO
                Gurnee Mills Mall      Leased        33,000                     Highland Heights        Leased        36,000
                Chicago                Leased        39,000                     Sharonville             Leased        31,000
MARYLAND
                Baltimore              Leased        43,000     PENNSYLVANIA
                Rockville               Owned        61,000                     King of Prussia          Owned        41,000
                Towson                 Leased        41,000                     Franklin Mills Mall     Leased        22,000
MASSACHUSETTS                                                                   Monroeville              Owned        31,000
                Norwood                Leased        36,000                     Pittsburgh              Leased        40,000
                Peabody                Leased        39,000
                Boston                 Leased        40,000     RHODE ISLAND
                                                                                N. Cranston             Leased        27,000
MICHIGAN
                Southfield              Owned        46,000     TEXAS
                Troy                   Leased        37,000                     Dallas                   Owned        42,000
MISSOURI                                                                        Houston                  Owned        34,000
                St. Louis              Leased        33,000                     Hurst                    Owned        38,000
                                                                VIRGINIA
                                                                                Falls Church            Leased        39,000
                                                                                Potomac Mills Mall      Leased        33,000

     Syms stores are either "free standing" or located in shopping centers or indoor malls, and all are surrounded by adequate parking areas, except for the two New York City stores and the one downtown Boston store. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least 1,000,000 people and are readily accessible to customers by automobile. In certain areas where the population is in excess of 2,000,000 people, Syms has opened more than one store in the same general vicinity.

     Lease Terms

     Twenty-four of the Company's 48 stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:

                         Number of        Number of
Calendar                  Leases         Leases with          Range in Years of
Periods                Expiring (1)    Renewal Options       Option Periods (2)
-------                ------------    ---------------      -------------------
2000                        0                   0                   0
2001                        3                   0                   0
2002                        2                   1                   4
2003                        0                   0                   0
2004                        1                   1                  10
2005 and thereafter        18                  12                 2.5-5
                           --                  --                 -----
                           24                  14

-------------

(1)  Westchester - month to month basis.

(2) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

Store leases provide for a base rental of between approximately $4.30 and $37.66 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Four of the Company's stores have a percentage of sales rental as well as a fixed minimum rent. Rental payments for Syms' leased stores aggregated $11,043,000 for the year ended February 26, 2000, of which $600,000 was paid to Sy Syms as fixed rent.

Store Openings/Closings

     Three new stores opened this year. The Lawrenceville, NJ store opened April 29, 1999 (54,000 square feet of selling space), the Chicago, IL store opened August 26, 1999 (39,000 square feet of selling space), and the Towson, MD store opened September 16, 1999 (41,000 square feet of selling space).

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

                                                    HIGH            LOW
                                                    ----            ---
1999   Quarter ended February 26, 2000            $6 - 3/16       $4 - 5/16
       Quarter ended November 27, 1999             8 - 7/8         5 - 1/8
       Quarter ended August 28, 1999               8 - 3/16        7 - 7/16
       Quarter ended May 29, 1999                  8 - 3/8         7 - 3/8

1998   Quarter ended February 27, 1999            $9 - 3/4        $7 - 1/2
       Quarter ended November 28, 1998            13 - 11/16       9 - 3/8
       Quarter ended August 29, 1998              14 - 13/16      12 - 1/4
       Quarter ended May 30, 1998                 15 - 7/8        13 - 5/8


HOLDERS

     As of May 1, 2000 there were 148 record holders of the Company's Common Stock. The Company believes that there were in excess of 1,693 beneficial owners of the Company's Common Stock as of that date.

DIVIDENDS

     The Board of Directors of the Company did not declare dividends, in the fiscal years ended February 26, 2000 and February 27, 1999. Payment of dividends is within the discretion of the Company's Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to notes to consolidated financial statements regarding covenants in the Company's revolving credit agreement). The Company intends generally to retain earnings, if any, to fund development and growth of its business. The Company does not plan on paying dividends in the near term. The Company had announced that its Board of Directors had authorized the repurchase of up to 15% of its outstanding shares of Common Stock at prevailing market prices during the current fiscal year ended February 26, 2000. This repurchase program expired on February 26, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended February 26, 2000, February 27, 1999, February 28, 1998, March 1, 1997 and March 2, 1996. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.


                                                             FISCAL YEAR ENDED
                                    -----------------------------------------------------------------
                                    FEBRUARY 26,  FEBRUARY 27,   FEBRUARY 28,   MARCH 1,     MARCH 2,
                                        2000         1999           1998         1997         1996
                                    ------------  ------------   -----------    --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales.................         $ 341,570       $343,858       $ 352,959      $346,792    $334,750
                                   =========       ========       =========      ========    ========
Net income ...............         $   2,224       $ 17,449       $  23,036      $ 19,065    $ 10,411
                                   =========       ========       =========      ========    ========
Net income per share -
  basic ..................         $    0.14       $   1.00       $    1.30      $   1.08    $   0.59
                                   =========       ========       =========      ========    ========
 Net income per share -
  diluted ................         $    0.14       $   1.00       $    1.29      $   1.08    $   0.59
                                   =========       ========       =========      ========    ========
Cash dividends per share .         $     --        $   --         $    --        $   --      $    --
                                   =========       ========       =========      ========    ========
BALANCE SHEET DATA:
Working capital............        $  87,812       $101,592       $  99,728      $ 78,228    $ 75,521

Total assets...............          300,314        298,742         294,192       284,018     260,144
Capitalized leases.........              --            --               419           900       1,304
Other long term
  liabilities..............            2,436          1,567             964           633         237
Shareholders' equity.......        $ 253,428       $258,760       $ 250,870      $226,434    $207,369



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or effects associated with year 2000 compliance by the Company or its service or supply providers, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

RESULTS OF OPERATIONS

     The following discussion compares the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998. The fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998 were each comprised of 52 weeks.

     Fiscal Year Ended February 26, 2000 Compared to Fiscal Year Ended February 27, 1999

     Net sales for the fiscal year ended February 26, 2000, were $341,570,000 a decrease of $2,288,000 (or .7%) as compared to net sales of $343,858,000 for the fiscal year ended February 27, 1999. Comparable store sales for the fiscal year ended February 26, 2000 declined 5.9%. This sales decline continues to be impacted by increased price competition and increased promotional activity from other retailers.

     Gross profit for the fiscal year ended February 26, 2000 was $128,725,000, a decrease of $7,175,000 (37.7 % as a percentage of net sales) as compared to $135,900,000 (39.5% as a percentage of net sales) for the fiscal year ended February 27, 1999. This decrease is largely due to the decline in sales and higher markdowns which was partially offset by an improved shrinkage performance.

     Selling, general and administrative (SG&A) expense was $83,592,000 (24.5% as a percentage of net sales) for the fiscal year ended February 26, 2000 as compared to $73,886,000 (21.5% as a percentage of net sales) for the fiscal year ended February 27, 1999. This increase in SG&A expenses of approximately $9,706,000 is largely attributable to the opening of new stores. The SG&A expenses of these new stores amounted to $6,303,000 for the fiscal year ended February 26, 2000.

     Advertising expense for the fiscal year ended February 26, 2000 was $10,210,000 (3.0% as a percentage of net sales) as compared to $7,581,000 (2.2% as a percentage of net sales) for the fiscal year ended February 27, 1999. The increase of $2,629,000 resulted from increased TV advertising in the first half of this year and increased number of direct mail customers in fiscal 1999 as compared to fiscal 1998 resulting from a management decision to spend more advertising dollars in an effort to improve sales performance.

     Occupancy costs were $20,688,000 (6.1% as a percentage of net sales) for the fiscal year ended February 26, 2000 as compared to $16,717,000 (4.9% as a percentage of net sales) for the fiscal year ended February 27, 1999. This increase is largely attributable to the expense of new stores for the fiscal year ended February 26, 2000.

     Depreciation and amortization amounted to $10,580,000 (3.1% as a percentage of net sales) for the fiscal year ended February 26, 2000 as compared to $8,541,000 (2.5% as a percentage of net sales) for the fiscal year ended February 27, 1999. This increase is attributable to the addition of new stores and the acquisition of new MIS systems and equipment.

     Income before income taxes was $3,645,000 (a decrease of $25,437,000, or 87.5%) for the fiscal year ended February 26, 2000, as compared to $29,082,000 for the fiscal year ended February 27, 1999. This decrease resulted mostly from the decline in sales, gross margin and higher SG&A expenses largely attributable to the opening of three new stores.

     For the fiscal year ended February 26, 2000 the effective income tax rate was 39.0% as compared to 40.0% for the fiscal year ended February 27, 1999. In the fiscal year ended February 27, 1999, the effective tax rate was affected by the addition of tax reserves pertaining to certain states.

     Fiscal Year Ended February 27, 1999 Compared to February 28, 1998

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

     Occupancy costs were $16,717,000 (4.9% as a percentage of net sales) for the fiscal year ended February 27,1999 as compared to $15,300,000 (4.3% as a percentage of net sales) for the fiscal year ended February 28, 1998. This increase is largely attributable to the addition of three new stores for the fiscal year ended February 27, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at February 26, 2000 was $87,812,000, a decrease of $13,780,000 from February 27, 1999 and the ratio of current assets to current liabilities decreased to 2.98 to 1 as compared to 3.67 to 1 at February 27, 1999.

     Net cash provided by operating activities totaled $36,132,000 for the fiscal year ended February 26, 2000 and increased by $14,170,000 as compared to $21,962,000 for the fiscal year ended February 27, 1999. The major reasons for the increase in cash provided by operating activities was attributed to lower inventory level versus last year and an increase in operating liabilities.

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

     Net cash used in investing activities was $19,051,000 for the fiscal year ended February 26, 2000 as compared to $15,186,000 for the fiscal year ended February 27, 1999 and $12,210,000 for the fiscal year ended February 28, 1998. Purchases of property and equipment totaled $19,203,000, $16,250,000 and $12,273,000 for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998, respectively.

     Net cash used in financing activities was $10,325,000 for the fiscal year ended February 26, 2000 as compared to $7,690,000 for the fiscal year ended February 27, 1999 and $3,955,000 for the fiscal year ended February 28, 1998.

     The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. At December 1, 2000, the Company, has the option to reduce this commitment to zero or convert the revolving credit agreement to a term loan with a maturity date of December 1, 2004. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operation and expansion of stores, from internally generated funds. For the fiscal year ended February 26, 2000, under the revolving credit agreement, the borrowings peaked at $7,450,000 and the average amount of borrowings was $887,775 with a weighted average interest rate of 6.33%. For the fiscal year ended February 27, 1999, the average amount of borrowings under the revolving credit agreement was $6,768,000 with a weighted average interest rate of 6.10%. For the fiscal year ended February 28, 1998, the average amount of borrowing under the revolving credit agreement was $4,982,000 with a weighted average interest rate of 6.22%.

     In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short-term borrowings. This agreement may be canceled at any time by either party. At February 26, 2000 and at February 27, 1999, the Company had $3,264,965 and $3,352,000, respectively, in outstanding letters of credit. There were no borrowings for the fiscal year ended February 26, 2000 compared to $2,350,000 for the fiscal year ended February 27, 1999.

     The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 3, 2001. The Company's Board of Directors had authorized the repurchase of up to 15% of its outstanding shares of common stock at prevailing market prices through the fiscal year ended February 26, 2000. As of February 26, 2000, the Company has purchased 1,927,900 shares which represented 10.8% of its outstanding shares at a total cost of $17,670,624. This Repurchase Program expired on February 26, 2000.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending March 3, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows :

NAME                              AGE                  TITLE
----                              ---                  -----
Sy Syms (1) (2)................... 74       Chairman of the Board and
                                            Director of the Company

Marcy Syms (1) (2)................ 49       Chief Executive Officer/President
                                            and Director of the Company

Antone F. Moreira  ...............  63      Vice President, Treasurer and Chief
                                            Financial Officer and Director of
                                            the Company

Harvey A. Weinberg (3) (4) .......  62      Director of the Company

David A. Messer  (3) (4)..........  38      Director of the Company

Ronald Zindman....................  50     Executive Vice President - General
                                            Merchandise Manager

Allen Brailsford..................  56     Vice President - Operations

Myra Butensky.....................  41     Vice President - Divisional
                                           Merchandise Manager  Men's
                                           Tailored Clothing

Douglas C. Meyer..................  47     Vice President - Marketing,
                                           Advertising and Sales
                                           Promotion

Isabelle Regan....................  45     Vice President - Divisional
                                           Merchandise Manager Women's

John Tyzbir.......................  46     Vice President - Human Resources

-----------

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

     MARCY SYMS has been President and a Director of the Company since 1983 and Chief Operating Officer of the Company since 1984. On January 22, 1998, Marcy Syms was named Chief Executive Officer / President.

     ANTONE F. MOREIRA has been Vice President, Chief Financial Officer and Treasurer of Syms Corp since May 1997. From 1996 to May 1997, Mr. Moreira was a financial consultant with Equitable Assurance Society, a financial services organization. From 1990 to 1995, Mr. Moreira was Executive Vice President and Chief Financial Officer of Stuarts Department Stores, Inc., a regional discount department store chain operating in New England. Mr. Moreira has been a Director of the Company since May 1997.

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

     DAVID A. MESSER has been President of Sempra Energy Trading, a subsidiary of American International Group, Inc. (NYSE: AIG), since January 1994. Prior to January 1994, Mr. Messer was a Senior Vice President of AIG Trading Corporation, (now known as Sempra Energy Trading), where he has been employed since March 1990. He has been a Director of the Company since July 1996.

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

     MYRA BUTENSKY has been Vice President - Divisional Merchandise Manager, Men's Tailored Clothing since January 1999. From May 1998 to January 1999, Ms. Butensky was Divisional Merchandise Manager, Ladies. Prior to joining the Company in 1991, Ms. Butensky was a buyer with Popular Trading Club, Inc, and also spent 10 years with Macy's in a number of buying positions.

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

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 26, 2000, the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 12 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 26, 2000, the end of the fiscal year covered by this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 26, 2000, the end of the fiscal year covered by this Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  PAGE
                                                                  NUMBER
                                                                  ------
(a) (1) Financial Statements:

        Report of Independent Public Accountants.............      F-1
        Consolidated Balance Sheets .........................      F-2
        Consolidated Statements of Income ...................      F-3
        Consolidated Statements of Shareholders' Equity .....      F-4
        Consolidated Statements of Cash Flow ................      F-5
        Notes to Consolidated Financial Statements ..........    F-6 - F-17

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

10.35+ Employment Agreement dated November 1, 1996 between Syms Corp and Ronald
       Zindman (10-K Report for fiscal year ended March 1, 1997)

10.36+ Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.37 Promissory note and mortgage from Syms Corp to Marcy Syms (10-K Report for fiscal year ended March 1, 1997)

10.38 First Amendment to Revolving Credit Agreement, dated as of November 24, 1997, between Syms Corp and Summit Bank. (10K report for fiscal year ended February 28, 1998)

10.39* Credit Program Agreement, dated January 27, 2000 between Syms Corp and
       Conseco Finance Corp.

21*    List of Subsidiaries of the Company

23*    Consent of Deloitte & Touche LLP

27*    Financial Data Schedule

(b)    Reports on Form 8-K:

       During the quarter ended February 26, 2000 no reports on Form 8-K were filed.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SYMS CORP

                               By _______________________________
                                        Marcy Syms
                                        Chief Executive Officer / President

                               Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                       DATE
---------                                 -----                       ----

___________________________       Chairman of the Board              May  , 2000
Sy Syms                           and Director

___________________________       Chief Executive Officer/           May  , 2000
Marcy Syms                        President and Director
                                  (Principal executive officer)

___________________________       Vice President, Treasurer and      May  , 2000
Antone F. Moreira                 Chief Financial Officer and
                                  Director (Principal financial
                                  and accounting officer)

___________________________       Director                           May  , 2000
Harvey A. Weinberg

___________________________       Director                           May  , 2000
David A. Messer

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Syms Corp.
Secaucus, New Jersey


We have audited the accompanying consolidated balance sheets of Syms Corp and subsidiaries as of February 26, 2000 and February 27, 1999, and the related consolidated statement of income, shareholders' equity, and cash flows for each of the three years ended February 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and subsidiaries as of February 26, 2000, and February 27, 1999 and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP



Parsippany, New Jersey
April 10, 2000

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        FEBRUARY 26,       FEBRUARY 27,
                                                                           2000                1999
                                                                        ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $   9,682           $   2,926
  Merchandise inventories                                                  116,357             129,438
  Deferred income taxes                                                      3,221               3,462
  Prepaid expenses and other current assets                                  3,002               3,753
                                                                         ---------           ---------
    Total current assets                                                   132,262             139,579

PROPERTY AND EQUIPMENT - NET                                               162,447             153,810

Deferred Income Taxes                                                          916                --
                                                                         ---------           ---------
OTHER ASSETS                                                                 4,689               5,353
                                                                         ---------           ---------
TOTAL ASSETS                                                             $ 300,314           $ 298,742
                                                                         =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  27,374           $  19,268
  Accrued expenses                                                           7,500               7,719
  Accrued insurance                                                          2,774               2,550
  Obligations to customers                                                   2,733               3,451
  Income taxes payable                                                       4,069               2,230
  Short term borrowings                                                       --                 2,350
  Current portion of obligations
    under capital lease                                                       --                   419
                                                                         ---------           ---------
    Total current liabilities                                               44,450              37,987

DEFERRED INCOME TAXES                                                         --                   428

OTHER LONG TERM LIABILITIES                                                  2,436               1,567

COMMITMENTS (Note 7)                                                          --                  --

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share - authorized 1,000
   shares; none outstanding                                                   --                  --
  Common stock, par value $0.05 per share - authorized 30,000 shares; 15,960 shares outstanding as of February 26, 2000
   (net of 1,928 treasury shares) and 17,024 shares outstanding
   as of February 27, 1999 (net of 864 treasury shares)                        798                 851
  Additional paid-in capital                                                13,752              13,752
  Treasury Stock                                                           (17,671)            (10,168)
  Retained earnings                                                        256,549             254,325
                                                                         ---------           ---------
    Total shareholders' equity                                             253,428             258,760
                                                                         ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 300,314           $ 298,742
                                                                         =========           =========

   See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    FISCAL YEAR ENDED
                                                      -----------------------------------------------
                                                      FEBRUARY 26,     FEBRUARY 27,      FEBRUARY 28,
                                                         2000             1999               1998
                                                      ------------     ------------      ------------
NET SALES                                              $341,570          $343,858          $352,959
  Cost of goods sold                                    212,845           207,958           210,621
                                                       --------          --------          --------
  Gross profit                                          128,725           135,900           142,338

EXPENSES
  Selling, general and administrative                    83,592            73,886            71,020
  Advertising                                            10,210             7,581             8,097
  Occupancy                                              20,688            16,717            15,300
  Depreciation and amortization                          10,580             8,541             8,627
                                                       --------          --------          --------
  Income from operations                                  3,655            29,175            39,294
  Interest expense (income) - net                            10                93               248
                                                       --------          --------          --------
  Income before income taxes                              3,645            29,082            39,046
  Provision for income taxes                              1,421            11,633            16,010
                                                       --------          --------          --------

NET INCOME                                             $  2,224          $ 17,449          $ 23,036
                                                       ========          ========          ========
Net Income Per Share - basic                           $   0.14          $   1.00          $   1.30
                                                       ========          ========          ========
Weighted Average Shares Outstanding - basic              16,351            17,474            17,770
                                                       ========          ========          ========
Net Income Per Share - diluted                         $   0.14          $   1.00          $   1.29
                                                       ========          ========          ========
Weighted Average Shares Outstanding - diluted            16,362            17,536            17,841
                                                       ========          ========          ========

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
(In thousands, except per share amounts)


                                      Preferred Stock,     Common Stock,
                                       1,000 Shares;       30,000 Shares;
                                       $100 Par Value      $0.05 Par Value     Additional
                                     -----------------    -----------------      Paid-in     Treasury     Retained
                                     Shares     Amount    Shares     Amount      Capital      Stock       Earnings        Total
                                     ------     ------   --------    ------    -----------  ---------     ---------     ---------
BALANCE AS OF MARCH 1, 1997            --       $  --    $ 17,694    $ 885      $ 11,709    $     --      $ 213,840     $ 226,434
Exercise of stock options              --          --         155        7         1,393          --            --          1,400
Net income                             --          --         --       --            --           --         23,036        23,036
                                     -----      ------   --------    -----      --------    ---------     ---------     ---------
BALANCE AS OF FEBRUARY 28, 1998        --          --      17,849      892        13,102          --        236,876       250,870
Exercise of stock options              --          --          39        2           650          --            --            652
Stock buyback                          --          --        (864)     (43)          --       (10,168)          --        (10,211)
Net Income                             --          --         --       --            --           --         17,449        17,449
                                     -----      ------   --------    -----      --------    ---------     ---------     ---------
BALANCE AS OF FEBRUARY 27, 1999        --          --      17,024      851        13,752      (10,168)      254,325       258,760
Stock buyback                          --          --      (1,064)     (53)          --        (7,503)          --         (7,556)
Net Income                             --          --         --       --            --           --          2,224         2,224
                                     -----      ------   --------    -----      --------    ---------     ---------     ---------
BALANCE AS OF  FEBRUARY 26, 2000       --       $  --    $ 15,960    $ 798      $ 13,752    $ (17,671)    $ 256,549     $ 253,428
                                     =====      ======   ========    =====      ========    =========     =========     =========

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                             Fiscal Year Ended
                                                            --------------------------------------------------
                                                            February 26,       February 27,       February 28,
                                                                2000               1999              1998
                                                            ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  2,224           $ 17,449           $ 23,036
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                   10,580              8,541              8,627
Deferred income taxes                                           (1,103)             2,016              1,786
Gain on sale of property and equipment                            (152)              (748)               (58)
Loss on disposal of assets                                          13               --                   50
(Increase) decrease in operating assets:
   Merchandising inventories                                    13,081             (2,410)            (4,488)
   Prepaid expenses and other current assets                       751                868             (2,865)
   Other assets                                                    637              1,319                 44
Increase (decrease) in operating liabilities:
  Accounts payable                                               8,106             (2,718)            (6,737)
  Accrued expenses                                                   5             (1,456)               670
  Obligations to customers                                        (718)            (1,057)              (577)
  Other long term liabilities                                      869                603                331
  Income taxes                                                   1,839               (445)            (3,158)
                                                              --------           --------           --------
    Net cash provided by operating activities                   36,132             21,962             16,661
                                                              --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             (19,203)           (16,250)           (12,273)
Proceeds from sale of property and equipment                       152              1,064                 63
                                                              --------           --------           --------
    Net cash used in investing activities                      (19,051)           (15,186)           (12,210)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of obligations under capital lease                     (419)              (481)              (405)
Revolving line of credit (repayments) borrowings                (2,350)             2,350             (4,950)
Purchase of treasury shares                                     (7,556)           (10,168)              --
Exercise of options                                               --                  609              1,400
                                                              --------           --------           --------
    Net cash used in financing activities                      (10,325)            (7,690)            (3,955)
                                                              --------           --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             6,756               (914)               496
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   2,926              3,840              3,344
                                                              --------           --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  9,682           $  2,926           $  3,840
                                                              ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized)                       $    191           $    389           $    397
                                                              ========           ========           ========
   Income taxes paid (refunds received) - net                 $    694           $  7,507           $ 19,364
                                                              ========           ========           ========

See notes to consolidated financial statements

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principal Business - Syms Corp and subsidiaries (the "Company") operates a chain of 48 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Accounting Period - The fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998 were comprised of 52 weeks.

d. Cash and Cash Equivalents- Syms Corp considers credit card receivables and all short-term investments with an original maturity of three months or less as cash equivalents.

e. Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market on a first-in first-out (FIFO) basis, as determined by the retail inventory method.

f. Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are principally determined by the straight-line method over the following estimated useful lives:

           Buildings and improvements          15 - 39 years
           Machinery and equipment              4 -  7 years
           Furniture and fixtures               7 - 10 years
           Leasehold improvements              Lesser of life of the
                                               asset or life of lease

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

i. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j. Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.

k. Revenue Recognition - The Company recognizes revenue at the "point of sale". Allowance for sales returned is recorded as a component of net sales in the period in which the related sales are recorded.

l. Comprehensive Income - In March 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS No. 130). "Reporting Comprehensive," which is required for years beginning December 15, 1997. Comprehensive income is equivalent to the Company's net income for fiscal years 1999, 1998 and 1997.

m. Employee Benefit Plans - SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which is an amendment of SFAS No. 87, No. 88 and No. 106. SFAS No. 132 that revises employers' disclosures related to pension and other postretirement plans by requiring, among other things, standardization of disclosures among such plans as well as additional information on the changes in benefit obligations and fair values of plan assets. It also eliminates certain other disclosures no longer deemed useful.

n. Segment Reporting - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment - the operation of retail off-price stores. Revenues from external customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three fiscal years was as follows:

                                                                    Fiscal Year
                                                             -------------------------
                                                             1999      1998       1997
                                                             ----      ----       ----
     Men's tailored clothes and haberdashery                  54%       53%        54%
     Women's dresses, suits, separates and accessories        30%       31%        31%
     Shoes                                                     7%        8%         8%
     Children's wear                                           7%        6%         5%
     Luggage, domestics and fragrances                         2%        2%         2%
                                                             ---       ---        ---
                                                             100%      100%       100%

     The Company does not rely on any major customers as a source of revenue.

o. Computer Software Costs - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of costs of software developed or purchased for internal use. The Company adoption of the SOP for 1999 which resulted in the capitalization of software development costs of approximately $4,428,000. The after tax effect on net income in 1999 was approximately $2,399,000 or $.15 per diluted share.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                     February 26,   February 27,
                                                        2000           1999
                                                     ------------   ------------
                                                           (In thousands)

Land                                                  $ 40,628       $ 40,628
Buildings and building improvements                    115,205        114,668
Leasehold and leasehold improvements                    51,318         40,782
Machinery and equipment                                 28,193         20,793
Furniture and fixtures                                  20,487         17,560
Capital lease                                            3,763          3,763
Construction in progress                                   392          2,747
                                                      --------       --------
                                                       259,986        240,941
Less accumulated depreciation and amortization          97,539         87,131
                                                      --------       --------
                                                      $162,447       $153,810
                                                      ========       ========

NOTE 3 - INCOME TAXES

The provision for income taxes is as follows:

                                           Fiscal Year Ended
                                ------------------------------------------
                                February 26,   February 27,   February 28,
                                   2000           1999            1998
                                ------------   ------------   ------------
        Current:
          Federal                 $ 2,366        $  8,009       $ 12,343
          State                       158           1,608          1,881
                                  -------        --------       --------
                                    2,524           9,617         14,224
                                  -------        --------       --------

        Deferred:
          Federal                    (190)          1,622          1,490
          State                      (913)            394            296
                                  -------        --------       --------
                                    1,103           2,016          1,786
                                  -------        --------       --------
                                  $ 1,421        $ 11,633       $ 16,010
                                  =======        ========       ========

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:


                                                           Fiscal Year Ended
                                               --------------------------------------------
                                               February 26,    February 27,    February 28,
                                                   2000           1999             1998
Statutory Federal income tax rate                 35.0%          35.0%             35.0%
State taxes, net of Federal income
  tax benefits                                   (10.3)           4.4               5.8
Officers' life insurance                          14.3            0.6               0.2
                                                 -----           ----              ----
Effective income tax rate                         39.0%          40.0%             41.0%
                                                 =====           ====              ====

The composition of the Company's deferred tax assets and liabilities is as follows:

                                                                    Fiscal Year Ended
                                                              ------------------------------
                                                              February 26,      February 27,
                                                                 2000              1999
                                                              ------------      ------------
                                                                     (In thousands)
Deferred tax assets:
  Capitalization of inventory costs                             $ 1,414           $ 1,629
  Accounts receivable                                                81                87
  Net operating losses                                              583
  Other                                                           3,041             2,822
                                                                -------           -------
  Total deferred tax assets                                       5,119             4,538
Deferred tax liability:
  Depreciation method and different estimated lives                (915)           (1,446)
  Other                                                             (67)              (58)
                                                                -------           -------
  Total deferred tax liabilities                                   (982)           (1,504)
                                                                -------           -------
  Net                                                           $ 4,137           $ 3,034
                                                                =======           =======
Classified in balance sheet as follows:
  Current deferred tax asset                                    $ 3,221           $ 3,462
  Long term deferred tax asset (net of non-current
    deferred tax liability)                                         916              --
  Long term deferred tax liabiltiy (net of non-current
    deferred tax asset)                                            --                (428)
                                                                -------           -------
  Net                                                           $ 4,137           $ 3,034
                                                                =======           =======

At February 26, 2000 the Company had net operating losses of approximately $840,000 for state income tax purposes which expire beginning in 2007 through 2020.

NOTE 4 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through December 1, 2000. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. There were no outstanding borrowings against this agreement for the fiscal years ended February 26, 2000 and February 27, 1999.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios.

Total interest charges incurred for the years ended February 26, 2000, February 27, 1999 and February 28, 1998, including amounts related to capital leases, were $577,000, $607,000, and $617,000, respectively, of which $40,000, $147,000, and $160,000 were capitalized in fiscal 1999, 1998 and 1997, respectively, in connection with the construction of new facilities.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short-term borrowings. This agreement may be canceled at any time by either party. At February 26, 2000 and at February 27, 1999, the Company had $3,264,965 and $3,352,000, respectively, in outstanding letters of credit. There were no borrowings for the fiscal year ended February 26, 2000 compared to $2,350,000 for the fiscal year ended February 27, 1999.

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

The fair value of the Company's cash and cash equivalents, accounts receivable and short-term borrowings approximates their carrying values at February 26, 2000 and February 27, 1999 due to the short-term maturities of these instruments.

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

     The following information on the Company's pension plan is provided:


                                                            February 26,     February 27,
                                                              2000              1999
                                                            ------------     ------------
                                                                  (In thousands)
CHANGE IN BENEFIT OBLIGATION:
     Net benefit obligation at beginning of year             $ 5,586           $ 4,890
     Service cost                                                437               477
     Interest cost                                               356               334
     Actuarial (gain) loss                                      (879)              162
     Gross benefits paid                                        (305)             (277)
                                                             -------           -------
     Net benefit obligation at end of year                   $ 5,195           $ 5,586
                                                             =======           =======

CHANGE IN PLAN ASSETS:
     Fair value of plan assets at beginning of year          $ 5,137           $ 4,655
     Employer contributions                                      249               203
     Gross benefits paid                                        (305)             (277)
     Actual return on plan assets                                603               556
                                                             -------           -------
     Fair value of plan assets at end of year                $ 5,684           $ 5,137
                                                             =======           =======

     Funded status at end of year                            $   489           $  (449)
     Unrecognized net actuarial (gain) loss                     (860)              170
     Unrecognized transition amount                              (51)              (76)
                                                             -------           -------
     Accrued benefit costs                                   $  (422)          $  (355)
                                                             =======           =======

     Pension expenses includes the following components:

                                               Fiscal Year Ended
                                           ---------------------------
                                           February 26,   February 27,
                                              2000            1999
                                           ------------   ------------
                                                 (In thousands)
     COMPONENTS OF NET
     PERIODIC BENEFIT COST:
     Service cost                             $ 437           $ 477
     Interest cost                              356             334
     Return on Assets                          (603)           (556)
     Amortization of actuarial loss             125             132
                                              -----           -----
     Net periodic benefit cost                $ 315           $ 387
                                              =====           =====

     WEIGHTED-AVERAGE
     ASSUMPTIONS USED:
     Discount rate                             7.75%           6.75%
     Rate of compensation increase             4.50%           4.50%

     The expected long-term rate of return on plan assets was 8.5% during each of the years ended February 26, 2000 and February 27, 1999.

b. Profit-Sharing and 401(k) Plan - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan, however, profit-sharing contributions were made in the amounts of $18,900 for year ended February 26, 2000, $180,000 for the year ended February 27, 1999 and $222,000 for the year ended February 28, 1998.

     NOTE 7 - COMMITMENTS

a. Leases - The Company has various operating leases for its retail stores, with terms expiring between 2001 and 2018. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

     Future minimum lease payments at February 26, 2000 are as follows:

                                                 Operating
                                                  Leases
                                                -----------
     2000                                          11,035
     2001                                          10,453
     2002                                          10,235
     2003                                          10,043
     2004                                           9,970
     2005 and thereafter                           63,575
                                                ---------
     Total minimum payments                     $ 115,311
                                                =========

     Payments were made under the real estate capital lease, which expired in November 1999, to the Company's principal shareholders. Rental payments were $600,000 during each of the years ended February 26, 2000, February 27, 1999, and February 28, 1998. The $600,000 paid for the year ended February 26, 2000 included $450,000 in capital lease payments.

     Rent expense for operating leases are as follows:


                                                          Fiscal Year Ended
                                        --------------------------------------------------
                                        February 26,       February 27,       February 28,
                                           2000                1999              1998
                                        ------------       ------------       ------------
                                                         (In thousands)
     Minimum rentals due                 $ 10,477            $ 7,608            $ 7,011
     Escalation rentals accrued               868                584                331
     Contingent rentals                        16                 26                 32
     Sublease rentals                        (512)              (875)              (867)
                                         --------            -------            -------
                                         $ 10,849            $ 7,343            $ 6,507
                                         ========            =======            =======

b. Employment Agreement - The Company had an employment agreement with its General Merchandising Manager, expiring 2009, pursuant to which annual compensation of approximately $300,000 is required. In addition, that employee is entitled to additional compensation upon occurrence of certain events.

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

                                             1999         1998          1997
                                           -------      --------      --------
       Net Income (in thousands)           $ 1,893      $ 17,320      $ 22,971
       Net Income per share - basic        $  0.12      $   1.00      $   1.29
       Net Income per share - diluted      $  0.12      $   1.00      $   1.29

This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk-free interest rate of 6.47% and 4.75%, expected life 5 and 10 years, expected volatility of 35.38% and 31.33%, and dividend yield 0%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions are summarized below:


                                                    Weighted                    Weighted                    Weighted
                                        Fiscal      Average        Fiscal       Average         Fiscal      Average
                                         1999       Exercise        1998        Exercise         1997       Exercise
                                        Shares       Price         Shares        Price          Shares       Price
                                      ----------    --------      --------      ---------      --------     ---------
FIXED OPTIONS
Outstanding
  beginning of year                      493        $ 10.01         347         $  9.75          490        $  9.52
  Granted                                724 (1)       5.63         200           10.69           25           9.88
  Exercised                              --             --          (38)          10.70         (155)          9.03
  Cancelled                              (33)          9.98         (16)          11.07          (13)          9.96
Outstanding, end of period             1,184        $  7.33         493         $ 10.01          347        $  9.75
                                       -----        -------         ---         -------          ---        -------
Options exerciseable at year end         550        $  9.02         430         $ 10.30          282        $ 10.15
                                       -----        -------         ---         -------          ---        -------
Weighted-average fair value of
  options granted during the year                   $  2.36                     $  3.74                     $  3.84

(1) Such options were granted subject to shareholder approval of an amendment to the Company's Stock Option Plan to increase the number of shares of common stock for which options may be granted under the Plan.

The following table summarizes information about stock options outstanding at February 26, 2000:


                       Options Outstanding                                          Options Exercisable
------------------------------------------------------------------------   ---------------------------------------
                                       Weighted-Average
                           Number          Remaining         Weighted-            Number             Weighted-
   Range of           Outstanding At      Contractural        Average         Exercisable At          Average
Exercise Prices     February 26, 2000     Life (years)    Exercise Price     February 26, 2000     Exercise Price
------------------------------------------------------------------------   ---------------------------------------
 $5.625-$12.00       1,184,075(1)              8.2            $7.33              550,075              $9.02


(1) 724,000 of such options were granted in fiscal year 1999 subject to shareholder approval of an amendment to the Company's Stock Option Plan to increase the number of shares of common stock for which options may be granted under the Plan.

NOTE 10 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share have been computed as follows:


                                         Fiscal 1999       Fiscal 1998        Fiscal 1997
                                         -----------       -----------        -----------
Basic net income per share:
  Net Income                              $  2,224           $ 17,449          $ 23,036
  Average shares outstanding                16,351             17,474            17,770

  Basic net income per share              $    .14           $   1.00          $   1.30

Diluted net income per share:
  Net Income                              $  2,224           $ 17,449          $ 23,036

  Average shares outstanding                16,351             17,474            17,770
  Stock options                                 11                 62                71
  Total average equivalent shares           16,362             17,536            17,841

  Diluted net income per share            $    .14           $   1.00          $   1.29

Options to purchase 367,000, 396,000 and 0 shares of common stock at prices ranging from $7.125 to $12.250 per share were outstanding in 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive. Options to purchase 724,000 shares of common stock issued in 1999 were granted subject to shareholder approval of an amendment to the Company's Stock Option Plan to increase the number of shares of common stock for which options may be granted under the Plan.

NOTE 11 - Related Party Transactions

Included in the Statements of Income are the following expenses relating to a Capital Lease with an Officer (this lease expired November 30, 1999). This agreement expired November 30, 1999.

                           February 26,     February 27,      February 28,
                              2000             1999              1998
                           ------------     ------------      ------------
                                          (in thousands)
      Depreciation            $ 100           $ 161           $ 156
      Interest                   31             119             195

The balance sheet includes the following items relating to this agreement:

                                 February 26, 2000       February 27, 1999
                                 -----------------       -----------------
                                               (In thousands)
Assets under Capital Lease           $  3,763                 $  3,763
Accumulated Depreciation               (3,756)                  (3,656)
Capital Lease Obligation                  --                       419

NOTE 12 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


                                                          Quarter
                                      ------------------------------------------------
                                        First       Second         Third       Fourth
                                      ---------    --------      --------     --------
                                           (In thousands, except per share amounts)

YEAR ENDED FEBRUARY 26, 2000
  Net sales                           $ 79,771     $ 72,794      $ 95,628     $ 93,377
  Gross profit                        $ 31,846     $ 23,926      $ 36,776     $ 36,177
  Net income                          $    834     $ (3,525)     $  2,796     $  2,119
  Net income per share  -  basic      $   0.05     $  (0.21)     $   0.17     $   0.13
  Net income per share  -  diluted    $   0.05     $  (0.21)     $   0.17     $   0.13


                                                          Quarter
                                      ------------------------------------------------
                                        First       Second         Third       Fourth
                                      ---------    --------      --------     --------
                                           (In thousands, except per share amounts)
YEAR ENDED FEBRUARY 27, 1999
  Net sales                           $ 83,612     $ 73,649      $ 95,533     $ 91,064
  Gross profit                        $ 33,720     $ 27,870      $ 38,852     $ 35,458
  Net income                          $  5,309     $  1,175      $  6,323     $  4,642
  Net income per share  -  basic      $   0.30     $   0.07      $   0.36     $   0.27
  Net income per share  -  diluted    $   0.30 $      0.07       $   0.36     $   0.27