Form 10-Q
period 2000-05-27
SYMS CORP
filed 2000-07-10
CIK 724742

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

                   for the quarterly period ended MAY 27, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          for the transition period from _____________ to _____________

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

     At July 7, 2000 the latest practicable date, there were 15,959,790 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                     --------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     --------------------------


                                      INDEX

                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          May 27, 2000, February 26, 2000 and May 29, 1999                  1

          Condensed Consolidated Statements of Income for the
          13 Weeks Ended May 27, 2000 and May 29, 1999                      2

          Condensed Consolidated Statements of Cash Flows for the
          13 Weeks Ended May 27, 2000 and May 29, 1999                      3

          Notes to Condensed Consolidated Financial Statements             4-5

Item 2.   Management's Discussion and Analysis of Financial Condition      5-7
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure about Market Risk        n/a

PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings
          Item 2.  Changes In Securities and Use of Proceeds
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K                          8

SIGNATURES                                                                   8


                                                                                   --------------------------
                                                                                   SYMS CORP AND SUBSIDIARIES
                                                                                   --------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                              MAY 27,      FEBRUARY 26,     MAY 29,
                                                               2000           2000           1999
                                                             ---------     ------------    ---------
                                                            (Unaudited)      (NOTE)        (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                  $  16,790      $   9,682      $  14,697
  Merchandise inventories                                      135,948        116,357        136,932
  Deferred income taxes                                          3,324          3,221          2,947
  Prepaid expenses and other current assets                      2,483          3,002          2,792
                                                             ---------      ---------      ---------
    TOTAL CURRENT ASSETS                                       158,545        132,262        157,368
PROPERTY AND EQUIPMENT - Net of accumulated                    160,928        162,447        157,835
  depreciation and amortization

DEFERRED INCOME TAXES                                            1,135            916             36
OTHER ASSETS                                                     5,207          4,689          5,582
                                                             ---------      ---------      ---------
    TOTAL ASSETS                                             $ 325,815      $ 300,314      $ 320,821
                                                             =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short Term Borrowings                                      $    --        $    --        $    --
  Accounts payable                                              55,791         27,374         48,321
  Accrued expenses & taxes                                       5,207          7,500          8,066
  Accrued insurance                                              2,900          2,774          1,844
  Obligations to customers                                       2,707          2,733          3,237
  Income taxes payable                                           3,054          4,069          2,256
  Current portion of obligations under capital lease              --             --              285
                                                             ---------      ---------      ---------
    TOTAL CURRENT LIABILITIES                                   69,659         44,450         64,009
                                                             ---------      ---------      ---------
OTHER LONG TERM LIABILITIES                                      2,584          2,436          1,728
                                                             ---------      ---------      ---------
SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share. Authorized
     1,000 shares; none outstanding                               --             --             --
   Common stock, par value $0.05 per share. Authorized
     30,000 shares; 15,960 shares outstanding (net of
     1,928 in treasury shares) on May 27, 2000 and
     February 26, 2000, and 16,463 shares outstanding
     (net of 1,424 treasury shares) on May 29, 1999                798            798            823
   Additional paid-in capital                                   13,752         13,752         13,752
   Treasury Stock                                              (17,671)       (17,671)       (14,650)
   Retained earnings                                           256,693        256,549        255,159
                                                             ---------      ---------      ---------
    TOTAL SHAREHOLDERS' EQUITY                                 253,572        253,428        255,084
                                                             ---------      ---------      ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 325,815      $ 300,314      $ 320,821
                                                             =========      =========      =========


NOTE: The balance sheet at February 26, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

                                                    --------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                    --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          13 WEEKS ENDED
                                                     ----------------------
                                                      MAY 27,       MAY 29,
                                                       2000          1999
                                                     --------      --------
                                                           (Unaudited)

Net sales                                            $ 81,192      $ 79,771
Cost of goods sold                                     49,875        47,925
                                                     --------      --------
Gross profit                                           31,317        31,846

Expenses:

Selling, general and administrative                    20,097        19,821
Advertising                                             3,030         3,620
Occupancy                                               5,265         4,671
Depreciation and amortization                           2,869         2,388
                                                     --------      --------
Income from operations                                     56         1,346

Interest income                                          (180)          (21)
                                                     --------      --------
Income before income taxes                                236         1,367
Provision for income taxes                                 92           533
                                                     --------      --------
Net income                                           $    144      $    834
                                                     ========      ========
Net income per share-basic                           $   0.01      $   0.05
                                                     ========      ========
Weighted average shares outstanding-basic              15,960        16,722
                                                     ========      ========
Net income per share-diluted                         $   0.01      $   0.05
                                                     ========      ========
Weighted average shares outstanding- diluted           15,960        16,723
                                                     ========      ========

See notes to condensed consolidated financial statements

                                                    --------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                    --------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------------------

                                                                      13 WEEKS ENDED
                                                                  -----------------------
                                                                   MAY 27,        MAY 29,
                                                                    2000           1999
                                                                  --------      ---------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $    144      $    834
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    2,869         2,388
    Deferred income taxes                                             (322)           51
    Gain on sale of property and equipment                            (336)         (143)
    Loss of disposal of assets                                        --              16
  (Increase) decrease in operating assets:
    Merchandising inventories                                      (19,591)       (7,494)
    Prepaid expenses and other current assets                          519           961
    Other assets                                                      (524)         (236)
  Increase (decrease) in operating liabilities:
    Accounts payable                                                28,417        29,053
    Accrued expenses                                                (2,167)         (359)
    Obligations to customers                                           (26)         (214)
    Other long term liabilities                                        148           161
    Income taxes                                                    (1,015)           26
                                                                  --------      --------
      Net cash provided by operating activities                      8,116        25,044
                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                           (1,389)       (6,422)
  Proceeds from sale of property and equipment                         381           143
                                                                  --------      --------
    Net cash used in investing activities                           (1,008)       (6,279)
                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of obligations under capital lease                       --            (134)
  Revolving line of credit (repayments) borrowings - net              --          (2,350)
  Stock repurchase                                                    --          (4,510)
                                                                  --------      --------
    Net cash used in financing activities                             --          (6,994)
NET INCREASE IN CASH AND CASH EQUIVALENTS                            7,108        11,771
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       9,682         2,926
                                                                  --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 16,790      $ 14,697
                                                                  ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                          $     17      $     53
                                                                  ========      ========
    Income taxes paid (refunds received)                          $  1,430      $    464
                                                                  ========      ========


See notes to condensed consolidated financial statements

                                                    --------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                    --------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 WEEKS ENDED MAY 27, 2000 AND MAY 29, 1999
-------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 48 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 week period ended May 27, 2000 is not necessarily indicative of the results that may be expected for the entire fiscal year ending March 3, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 26, 2000.

NOTE 3 - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending March 3, 2001 will be comprised of 53 weeks. The fiscal year ended February 26, 2000 was comprised of 52 weeks.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 4, 2001. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. As of May 27, 2000, February 26, 2000 and May 29, 1999 there were no outstanding borrowings under this agreement.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short-term borrowings. This agreement may be canceled at any time by either party. At May 27, 2000, February 26, 2000 and May 29, 1999 the Company had $ 5,874,000, $3,265,000 and $5,842,000, respectively, in outstanding letters of credit.

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

Net income per share has been computed as follows:

                                                    MAY 27,          MAY 29,
BASIC NET INCOME PER SHARE                           2000             1999
                                                   -------          -------
Net Income                                         $   144          $   834
Average shares outstanding                          15,960           16,722
Basic net income per share                         $  0.01          $ 0 .05

DILUTED NET INCOME PER SHARE:

Net Income                                         $   144          $   834
Average shares outstanding                          15,960           16,722
Stock options                                         --                  1
Total average equivalent shares                     15,960           16,723

DILUTED NET INCOME PER SHARE                       $  0.01          $  0.05

Options to purchase 1,145,000 (including certain options granted in fiscal year 1999 subject to shareholder approval of an amendment to the Company's Amended and Restated Incentive Stock Option and Appreciation Plan to increase the number of shares of common stock for which options may be granted under such plan) and 386,000 shares of common stock at prices ranging from $5.63 to $12.25 per share were outstanding as of May 27, 2000 and May 29, 1999, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Quarterly Report includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                                    --------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                    --------------------------

RESULTS OF OPERATIONS

13 Weeks Ended May 27, 2000 Compared to 13 Weeks Ended May 29, 1999

Net sales of $81,192,000 for the 13 weeks ended May 27, 2000 increased $1,421,000 (1.8%) as compared to net sales of $79,771,000 for the 13 weeks ended May 29, 1999. Comparable store sales decreased 1.8% from the 1999 period. The sales increase in this quarter is largely attributable to the opening of three new stores.

Gross profit for the 13 weeks ended May 27, 2000 was $31,317,000 (38.6% as a percentage of net sales), a decrease of $529,000 as compared to $31,846,000 (39.9% as a percentage of net sales) for the fiscal period ended May 29, 1999. This decrease resulted mainly from higher markdowns in the first quarter of this year compared to the comparable period a year ago.

Selling, general and administrative expense increased $276,000 to $20,097,000 (24.8% as a percentage of net sales) for the 13 weeks ended May 27, 2000 as compared to $19,821,000 (24.8% as a percentage of net sales) for the 13 weeks ended May 29, 1999. Approximately $1,374,000 of the $20,097,000 relates to the SG&A expense in connection with three new stores located in Towson, MD, Chicago, IL and Lawrenceville, NJ.

Advertising expense for the 13 weeks ended May 27, 2000 decreased to $3,030,000, (3.7% as a percentage of net sales) as compared to $3,620,000 (4.5% as a percentage of net sales) in the 13 weeks ended May 29, 1999. Advertising expenses were lower than last year as a result of a reduction in the radio and TV advertising.

Occupancy costs were $5,265,000 (6.5% as a percentage of net sales) for the 13 week period ended May 27, 2000, compared to $4,671,000 (5.9% as a percentage of net sales) for the period ended May 29, 1999. The occupancy expenses of the three new stores which amounted to approximately $569,000 accounts for the major portion of this increase.

Depreciation and amortization amounted to $2,869,000 (3.5% as a percentage of net sales), an increase of $481,000 as compared to $2,388,000 (3.0% as a percentage of net sales ) for the 13 weeks ended May 29, 1999. This increase is largely attributable to the addition of three new stores.

Income before income taxes for the 13 weeks ended May 27, 2000 was $236,000, a decrease of $1,131,000 as compared to $1,367,000 for the 13 weeks ended May 29, 1999. This decrease in profit resulted from lower gross profit and increased expenses.

For the 13 week period ended May 27, 2000 the effective income tax rate was 39%, the same as the comparable period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of May 27, 2000 was $88,886,000, a decrease of $4,473,000 compared to $93,359,000 as of May 29, 1999. The ratio of current assets to current liabilities was 2.28 to 1 as compared to 2.46 to 1 as of May 29, 1999.

Net cash provided by operating activities totaled $8,116,000 for the 13 weeks ended May 27, 2000, a decrease of $16,928,000 as compared to $25,044,000 for the 13 weeks ended May 29, 1999. In the 13 week period ended May 27, 2000, cash provided by operating activities was largely impacted by the increased merchandise inventories and decreased profit during this period compared to the comparable period a year ago.

                                                    --------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                    --------------------------

Net cash used in investing activities was $1,008,000 for the 13 weeks ended May 27, 2000, and $6,279,000 in 1999. Expenditures for property and equipment totaled $1,389,000 and $6,422,000 for the 13 weeks ended May 27, 2000 and May 29, 1999, respectively.

Net cash used in financing activities was 0 for the 13 weeks ended May 27, 2000 and $6,994,000 for the 13 weeks ended May 29, 1999.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 4, 2001. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. As of May 27, 2000 and May 29, 1999 there were no outstanding borrowings under the revolving credit agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 3, 2001. Through the 13 week period ended May 27, 2000 the Company has incurred $1,389,000 of capital expenditures.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999 the staff of the SEC issued Staff Accounting Bulletin 101 ("SAB101") on revenue recognition, the implementation of which was subsequently delayed. The Company is currently evaluating the impact of SAB101.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES  -  None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  None

Item 5.   OTHER INFORMATION  -  None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10 - Second Amendment to the Revolving Credit Agreement dated as of May 27, 2000, between Syms Corp and Summit Bank

     (b)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SYMS CORP


     DATE: JULY 10, 2000              BY /s/MARCY SYMS
                                         ---------------------------------------
                                            Marcy Syms
                                            CHIEF EXECUTIVE OFFICER


     DATE: JULY 10, 2000              BY /s/ANTONE F. MOREIRA
                                        ---------------------------------------
                                            Antone F. Moreira
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                            OFFICER
                                            (Principal Financial and Accounting
                                             Officer)