Form 10-Q
period 2000-08-26
SYMS CORP
filed 2000-10-06
CIK 724742

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

                   for the quarterly period ended AUGUST 26, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          for the transition period from _____________ to _____________


                          COMMISSION FILE NUMBER 1-8546


                                    SYMS CORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   NEW JERSEY                                   22-2465228
       -------------------------------                      -------------------
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)


      SYMS WAY, SECAUCUS, NEW JERSEY                             07094
 -----------------------------------------                     ----------
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

     At October 2, 2000 the latest practicable date, there were 15,959,790 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------



                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as
          of August 26, 2000, February 26, 2000 and
          August 28, 1999                                                  1

          Condensed Consolidated Statements of Operations for
          the 13 Weeks and 26 Weeks Ended August 26, 2000 and
          August 28, 1999                                                  2

          Condensed Consolidated Statements of Cash Flows for
          the 26 Weeks Ended August 26, 2000 and August 28, 1999           3

          Notes to Condensed Consolidated Financial Statements             4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        5

Item 3.   Quantitative and Qualitative Disclosure about Market Risk       n/a

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings
          Item 2.  Changes In Securities and Use of Proceeds
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K                        8
SIGNATURES                                                                 9

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                          August 26,    February 26,     August 28,
                                                                            2000            2000           1999
                                                                         ------------   ------------    ------------
                                                                          (Unaudited)      (NOTE)        (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                               $   3,818      $   9,682      $   3,042
   Merchandise inventories                                                   139,042        116,357        144,043
   Deferred income taxes                                                       3,300          3,221          3,655
   Prepaid expenses and other current assets                                   3,129          3,002          2,275
                                                                           ---------      ---------      ---------
     TOTAL CURRENT ASSETS                                                    149,289        132,262        153,015

PROPERTY AND EQUIPMENT - Net of accumulated                                  158,864        162,447        161,322
  depreciation and amortization

DEFERRED INCOME TAXES                                                          1,566            916            138

OTHER ASSETS                                                                   5,631          4,689          5,934
                                                                           ---------      ---------      ---------
     TOTAL ASSETS                                                          $ 315,350      $ 300,314      $ 320,409
                                                                           =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short Term Borrowings                                                   $   5,125      $    --        $   4,900
   Accounts payable                                                           42,933         27,374         49,110
   Accrued expenses & taxes                                                    7,411          7,500          7,130
   Accrued insurance                                                           2,392          2,774          1,989
   Obligations to customers                                                    2,579          2,733          2,656
   Income taxes payable                                                        1,584          4,069            812
   Current portion of obligations under capital lease                           --             --              146
                                                                           ---------      ---------      ---------
     TOTAL CURRENT LIABILITIES                                                62,024         44,450         66,743
                                                                           ---------      ---------      ---------
OTHER LONG TERM LIABILITIES                                                    2,730          2,436          2,107
                                                                           ---------      ---------      ---------
SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share. Authorized 1,000
   shares; none outstanding                                                     --             --             --
   Common stock, par value $0.05 per share. Authorized 30,000 shares; 15,960 shares outstanding (net of 1,928 in treasury shares)
   on August 26, 2000 and February 26, 2000, and 16,463 shares
   outstanding (net of 1,424 treasury shares) on August 28, 1999                 798            798            823
   Additional paid-in capital                                                 13,752         13,752         13,752
   Treasury Stock                                                            (17,671)       (17,671)       (14,650)
   Retained earnings                                                         253,717        256,549        251,634
                                                                           ---------      ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                                              250,596        253,428        251,559
                                                                           ---------      ---------      ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 315,350      $ 300,314      $ 320,409
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

See notes to condensed consolidated financial statements

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        13 WEEKS ENDED               26 WEEKS ENDED
                                                 --------------------------    --------------------------
                                                  AUGUST 26,     AUGUST 28,     AUGUST 26,     AUGUST 28,
                                                     2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
                                                        (Unaudited)                 (Unaudited)
Net sales                                        $  74,621      $  72,794      $ 155,813      $ 152,565
Cost of goods sold                                  47,896         48,868         97,771         96,793
                                                 ---------      ---------      ---------      ---------
Gross profit                                        26,725         23,926         58,042         55,772

Expenses:
Selling, general and administrative                 21,536         19,886         41,633         39,707
Advertising                                          1,466          2,006          4,496          5,626
Occupancy                                            5,782          5,305         11,047          9,976
Depreciation and amortization                        2,881          2,518          5,750          4,906
                                                 ---------      ---------      ---------      ---------
Income from operations                              (4,940)        (5,789)        (4,884)        (4,443)
Interest income                                        (61)           (10)          (241)           (31)
                                                 ---------      ---------      ---------      ---------
Income before income taxes                          (4,879)        (5,779)        (4,643)        (4,412)
Provision for income taxes                          (1,903)        (2,254)        (1,811)        (1,721)
                                                 ---------      ---------      ---------      ---------
Net loss                                         $  (2,976)     $  (3,525)     $  (2,832)     $  (2,691)
                                                 =========      =========      =========      =========
Net loss per share-basic                         $   (0.19)     $   (0.21)     $   (0.18)     $   (0.16)
                                                 =========      =========      =========      =========
Weighted average shares outstanding-basic           15,960         16,463         15,960         16,593
                                                 =========      =========      =========      =========
Net loss per share-diluted                       $   (0.19)     $   (0.21)     $   (0.18)     $   (0.16)
                                                 =========      =========      =========      =========
Weighted average shares outstanding-diluted         15,960         16,463         15,960         16,593
                                                 =========      =========      =========      =========


See notes to condensed consolidated financial statements

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                           26 Weeks Ended
                                                                       -----------------------
                                                                       August 26,   August 28,
                                                                          2000        1999
                                                                       ----------   ----------
                                                                             Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $ (2,832)     $ (2,691)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
     Depreciation and amortization                                        5,750         4,906
     Deferred income taxes                                                 (729)         (759)
     Gain on sale of property and equipment                                (336)         (147)
     Loss of disposal of assets                                            --              16
     (Increase) decrease in operating assets:
          Merchandise inventories                                       (22,685)      (14,605)
          Prepaid expenses and other current assets                        (127)        1,478
          Other assets                                                     (965)         (595)
     Increase (decrease) in operating liabilities:
          Accounts payable                                               15,559        29,842
          Accrued expenses & insurance                                     (471)       (1,150)
          Obligations to customers                                         (154)         (795)
          Other long term liabilities                                       294           540
          Income taxes                                                   (2,485)       (1,418)
                                                                       --------      --------
               Net cash (used in) provided by operating activities       (9,181)       14,622
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                             (2,189)      (12,420)
     Proceeds from sale of property and equipment                           381           147
                                                                       --------      --------
               Net cash (used in) investing activities                   (1,808)      (12,273)
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving line of credit (repayments) borrowings - net               5,125         2,550
     Repayments of obligations under capital lease                         --            (273)
     Stock repurchase                                                      --          (4,510)
                                                                       --------      --------
               Net cash provided by (used in) financing activities        5,125        (2,233)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (5,864)          116
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            9,682         2,926
                                                                       --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  3,818      $  3,042
                                                                       ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)                         $     36      $     79
                                                                       ========      ========
          Income taxes paid (refunds received)                         $  1,404      $    464
                                                                       ========      ========


See notes to condensed consolidated financial statements

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 26 WEEKS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 48 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 week periods ended August 26, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 3, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 26, 2000.

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

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 4, 2001. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. As of August 26, 2000, the outstanding borrowings amounted to $5,125,000 compared to $4,900,000 at August 28, 1999. At February 26, 2000, there were no outstanding borrowings under this agreement.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short-term borrowings. This agreement may be canceled at any time by either party. At August 26, 2000, February 26, 2000 and August 28, 1999 the Company had $ 5,847,000, $3,265,000 and $5,063,000, respectively, in outstanding letters of credit.

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

Net income per share has been computed as follows:

                                      13 WEEKS ENDED                    26 WEEKS ENDED
                              --------------------------------   ---------------------------------
                              AUGUST 26, 2000  AUGUST 28, 1999   AUGUST 26, 2000   AUGUST 28, 1999
                              ---------------  ---------------   ---------------   ---------------
BASIC NET LOSS PER SHARE:

Net Loss ...................   $ (2,976)         $ (3,525)         $ (2,832)         $ (2,691)
Average shares outstanding .     15,960            16,463            15,960            16,593
Basic net loss per share ...   $  (0.19)         $  (0.21)         $  (0.18)         $  (0.16)

DILUTED NET LOSS PER SHARE:

Net Loss ...................   $ (2,976)         $ (3,525)         $ (2,832)         $ (2,691)
Average shares outstanding .     15,960            16,463            15,960            16,593
Stock options ..............       -(a)              -(a)              -(a)              -(a)
Total average equivalent
  shares ...................     15,960            16,463            15,960            16,593
Diluted net loss per share .   $  (0.19)         $  (0.21)         $  (0.18)         $  (0.16)



In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 1,136,200 and 461,700 shares of common stock at prices ranging from $ 5.63 to $12.00 per share were outstanding as of August 26, 2000 and August 28, 1999, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.

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

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------

therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

RESULTS OF OPERATIONS

13 and 26 Weeks Ended August 26, 2000 Compared to 13 and 26 Weeks Ended August 28, 1999

Net sales of $74,621,000 for the 13 weeks ended August 26, 2000 increased $1,827,000 (2.5%) as compared to net sales of $72,794,000 for the 13 weeks ended August 28, 1999. For the 26 weeks ended August 26, 2000 net sales increased $3,248,000 (2.1%) to $155,813,000 as compared to net sales of $152,565,000 for the 26 weeks ended August 28, 1999. Comparable store sales decreased 0.1% for the 13 weeks and 1.1% for the 26 weeks ended August 26, 2000 versus the comparable periods a year ago. The sales increases in the 13 and 26 week periods are largely attributable to the opening of the Towson and Chicago stores.

Gross profit for the 13 weeks ended August 26, 2000 was $26,725,000 (35.8% as a percentage of net sales), an increase of $2,799,000 as compared to $23,926,000 (32.9% as a percentage of net sales) for the fiscal period ended August 28, 1999. The increase in gross profit for the 13 weeks ended August 26, 2000 resulted principally from lower markdowns taken. An unusually high amount of markdowns were taken in the second quarter ended August 28, 1999 in an effort to clean out aged merchandise. Gross profit for the 26 weeks ended August 26, 2000 was $58,042,000, an increase of $2,270,000 (4.1%) as compared to $55,772,000 for the 26 weeks ended August 28, 1999. This increase resulted mainly from higher net sales and lower markdowns for the 26 week period ended August 26, 2000.

Selling, general and administrative expense increased $1,650,000 to $21,536,000 (28.9% as a percentage of net sales) for the 13 weeks ended August 26, 2000 as compared to $19,886,000 (27.3% as a percentage of net sales) for the 13 weeks ended August 28, 1999. Selling, general and administrative expense increased $1,926,000 to $41,633,000 (26.7% as a percentage of total net sales) for the 26 weeks ended August 26, 2000 as compared to $39,707,000 (26.0% as a percentage of total net sales) for the 26 weeks ended August 28, 1999. The increase in both the 13 week and 26 week periods results primarily from the addition of three new stores (Lawrenceville, New Jersey (opened April 29, 1999); Chicago, Illinois (opened August 26, 1999) and Towson, Maryland (opened September 16, 1999)).

Advertising expense for the 13 weeks ended August 26, 2000 decreased to $1,466,000 (2.0% as a percentage of net sales) as compared to $2,006,000 (2.7% as a percentage of net sales) in the 13 weeks ended August 28, 1999. Advertising expense for the 26 weeks ended August 26, 2000 decreased to $4,496,000 (2.9% as a percent of total net sales) as compared to $5,626,000 (3.7% as a percent of total net sales) in the 26 weeks ended August 28, 1999. Advertising expenses in the 13 and 26 week periods were lower than last year as a result of a reduction in the radio and TV advertising.

Occupancy costs were $5,782,000 (7.7% as a percentage of net sales) for the 13 week period ended August 26, 2000, compared to $5,305,000 (7.3% as a percentage of net sales) for the period ended August 28, 1999. Occupancy costs were $11,047,000 (7.1% as a percentage of total net sales) for the 26 weeks ended August 26, 2000, compared to $9,976,000 (6.5% as a percentage of total net sales) for the 26 weeks ended August 28, 1999. The occupancy expenses of the three new stores, which amounted to approximately $1,173,000, accounts for most of this increase.

Depreciation and amortization amounted to $2,881,000 (3.9% as a percentage of net sales), an increase of $363,000 as compared to $2,518,000 (3.5% as a percentage of net total sales) for the 13 weeks ended August 28, 1999. Depreciation and amortization for the 26 weeks ended August 26, 2000 amounted to $5,750,000 (3.7% as a percentage of total net sales) as compared to $4,906,000 (3.2% as a percentage of total net sales) for the 26 weeks ended August 28, 1999. This increase is largely attributable to the addition of three new stores and new MIS systems.

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------


The loss before income taxes for the 13 weeks ended August 26, 2000 was $4,879,000, a decrease of $900,000 as compared to a loss $5,779,000 for the 13 weeks ended August 28, 1999. This decrease in loss resulted from higher sales and gross profit somewhat offset by increased expenses. The loss before income taxes for the 26 weeks ended August 26, 2000 was $4,643,000 as compared to a loss before taxes of $4,412,000 for the 26 weeks ended August 28, 1999. This increased loss in the 26 week period ended August 26, 2000 resulted from higher expenses somewhat offset by higher sales and gross profit.

For the 13 and 26 week periods ended August 26, 2000 the effective income tax rate was 39.0%, the same as the comparable period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of August 26, 2000 was $87,265,000, an increase of $973,000 compared to $86,272,000 as of August 28, 1999. The ratio of current assets to current liabilities was 2.41 to 1 as compared to 2.29 to 1 as of August 28, 1999.

Net cash used in operating activities totaled $9,181,000 for the 26 weeks ended August 26, 2000, as compared to $14,622,000 provided by operating activities for the 26 weeks ended August 28, 1999. In the 26 week period ended August 26, 2000, net cash used in operating activities was largely impacted by the increased merchandise inventories and decreased profit during this period compared to the comparable period a year ago.

Net cash used in investing activities was $1,808,000 for the 26 weeks ended August 26, 2000, and $12,273,000 in 1999. Expenditures for property and equipment totaled $2,189,000 and $12,420,000 for the 26 weeks ended August 26, 2000 and August 28, 1999, respectively.

Net cash provided by financing activities was $5,125,000 for the 26 weeks ended August 26, 2000, and $2,233,000 of net cash was used in financing activities for the 26 weeks ended August 28, 1999.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 4, 2001. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. As of August 26, 2000 and August 28, 1999, respectively, the outstanding borrowings under the revolving credit agreement were $5,125,000 and $4,900,000.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 3, 2001. Through the 26 week period ended August 26, 2000 the Company has incurred $2,189,000 of capital expenditures.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101") on revenue recognition, the implementation of which was subsequently delayed. The Company is currently evaluating the impact of SAB101.

                                                     ---------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                     ---------------------------


In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB delayed the effective date to fiscal years beginning after June 15, 2000. The Company has not actively utilized derivative instruments to hedge its market risks. Accordingly, the adoption of this statement is not expected to materially impact the Company's financial statements.

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.   LEGAL PROCEEDINGS  -  None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS -  None

Item 3.   DEFAULTS UPON SENIOR SECURITIES  -  None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) At the annual meeting of shareholders held on July 27, 2000, the Company's shareholders holding a majority of the shares of the Common Stock outstanding as of the close of business on June 21, 2000, voted to approve each of the three proposals included in the Company's proxy statement as follows:

          To elect five directors to hold office for one year or until successors are duly elected and qualified.

                                                    FOR          WITHHELD
                                                ----------       ---------
                     Sy Syms                    15,191,135        247,082
                     Marcy Syms                 15,191,635        246,582
                     Antone F. Moreira          15,267,797        170,420
                     Harvey A. Weinberg         15,268,297        169,920
                     David A. Messer            15,268,297        169,920


          To ratify the selection of Deloitte & Touche LLP as independent accountants of the Company for fiscal 2000:

                                                For:              15,272,075
                                                Against:             163,282

          To approve an amendment to the Syms Corp. Amended and Restated Incentive Stock Option and Appreciation Plan:

                                                For:              14,826,402
                                                Against:             606,515

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



                                        SYMS CORP


DATE:  OCTOBER 6, 2000                  BY
                                           --------------------------------
                                               MARCY SYMS
                                               CHIEF EXECUTIVE OFFICER



DATE:  OCTOBER 6,  2000                 BY
                                           --------------------------------
                                               ANTONE F. MOREIRA
                                               VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER
                                               (Principal Financial and
                                               Accounting Officer)