Form 10-Q
period 2000-11-25
SYMS CORP
filed 2001-01-09
CIK 724742

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

                For the quarterly period ended NOVEMBER 25, 2000

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


     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     At January 5, 2001, the latest practicable date, there were 15,959,790 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          November 25, 2000, February 26, 2000 and November 27, 1999 ...   1

          Condensed Consolidated Statements of Operations for the 13
          Weeks and 39 Weeks Ended November 25, 2000 and
          November 27, 1999 ............................................   2

          Condensed Consolidated Statements of Cash Flows for the 39
          Weeks Ended November 25, 2000 and November 27, 1999 ..........   3

          Notes to Condensed Consolidated Financial Statements .........  4-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................  6-8



PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K ....................   9


SIGNATURES .............................................................  10

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                                  NOVEMBER 25,      FEBRUARY 26,    NOVEMBER 27,
                                                                                     2000             2000 (1)          1999
                                                                                  ------------      ------------    ------------
                                                                                  (UNAUDITED)                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..................................................   $      3,081      $      9,682    $      5,567
   Merchandise inventories ....................................................        133,976           116,357         141,111
   Deferred income taxes ......................................................          7,775             3,221           3,166
   Prepaid expenses and other current assets ..................................          3,619             3,002           3,038
                                                                                  ------------      ------------    ------------
     TOTAL CURRENT ASSETS .....................................................        148,451           132,262         152,882
PROPERTY AND EQUIPMENT - Net ..................................................        152,284           162,447         163,802
DEFERRED INCOME TAXES .........................................................          3,319               916            --
OTHER ASSETS ..................................................................          6,331             4,689           6,526
                                                                                  ------------      ------------    ------------
     TOTAL ASSETS .............................................................   $    310,385      $    300,314    $    323,210
                                                                                  ============      ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...........................................................   $     47,875      $     27,374    $     47,163
   Short term borrowings ......................................................          1,600              --            10,225
   Accrued expenses ...........................................................         13,121            14,343           9,754
   Obligations to customers ...................................................          2,575             2,733           2,481
                                                                                  ------------      ------------    ------------
     TOTAL CURRENT LIABILITIES ................................................         65,171            44,450          69,623
                                                                                  ------------      ------------    ------------
DEFERRED INCOME TAXES .........................................................           --                --                 6
                                                                                  ------------      ------------    ------------

OTHER LONG TERM LIABILITIES ...................................................          2,317             2,436           2,272
                                                                                  ------------      ------------    ------------
SHAREHOLDERS' EQUITY
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares
   none outstanding ...........................................................           --                --              --
   Common stock, par value $0.05 per share.  Authorized 30,000 shares;
   15,960 shares (net of 1,928 Treasury Shares) outstanding as of
   November 25, 2000, February 26, 2000 and November 27, 1999 .................            798               798             798
   Additional paid-in capital .................................................         13,752            13,752          13,752
   Treasury Stock .............................................................        (17,671)          (17,671)        (17,671)
   Retained earnings ..........................................................        246,018           256,549         254,430
                                                                                  ------------      ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY ...............................................        242,897           253,428         251,309
                                                                                  ------------      ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................   $    310,385      $    300,314    $    323,210
                                                                                  ============      ============    ============

NOTES:

(1) The balance sheet at February 26, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     13 WEEKS ENDED                        39 WEEKS ENDED
                                                            -------------------------------       -------------------------------
                                                            NOVEMBER 25,       NOVEMBER 27,       NOVEMBER 25,       NOVEMBER 27,
                                                                2000               1999               2000               1999
                                                            ------------       ------------       ------------       ------------
                                                                      (UNAUDITED)                           (UNAUDITED)
Net Sales ...............................................   $     94,309       $     95,628       $    250,122       $    248,193
Cost of goods sold ......................................         60,892             58,852            158,663            155,645
                                                            ------------       ------------       ------------       ------------
Gross profit ............................................         33,417             36,776             91,459             92,548

Expenses:
Selling, general and administrative .....................         21,187             20,928             62,820             60,635
Advertising .............................................          3,895              3,055              8,391              8,681
Occupancy ...............................................          5,200              5,370             16,247             15,346
Depreciation and amortization ...........................          2,855              2,783              8,605              7,689
Store closing cost ......................................         12,935               --               12,935               --
                                                            ------------       ------------       ------------       ------------
Income (loss) from operations ...........................        (12,655)             4,640            (17,539)               197

Interest expense - net ..................................            (34)                56               (275)                25
                                                            ------------       ------------       ------------       ------------
Income (loss) before income taxes .......................        (12,621)             4,584            (17,264)               172
Provision for income taxes ..............................         (4,922)             1,788             (6,733)                67
                                                            ------------       ------------       ------------       ------------
Net income (loss) .......................................   $     (7,699)      $      2,796       $    (10,531)      $        105
                                                            ============       ============       ============       ============
Net income (loss) per share - basic .....................   $      (0.48)      $       0.17       $      (0.66)      $       0.01
                                                            ============       ============       ============       ============
Weighted average shares outstanding - basic .............         15,960             16,260             15,960             16,482
                                                            ============       ============       ============       ============
Net income (loss) per share - fully diluted .............   $      (0.48)      $       0.17       $      (0.66)      $       0.01
                                                            ============       ============       ============       ============
Weighted average shares outstanding - diluted ...........         15,960             16,303             15,960            16,497
                                                            ============       ============       ============       ============



See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                    NOVEMBER 25,         NOVEMBER 27,
                                                                                        2000                 1999
                                                                                    ------------         ------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................................   $    (10,531)        $        105

   Adjustments to reconcile net income (loss) to net cash provided by (used
      in) operating activities:
   Depreciation and amortization ................................................          8,605               7,689
   Deferred income taxes ........................................................         (6,957)                (126)
   (Gain) on sale of property and equipment .....................................           (336)                (150)
   Writeoff and impairment of property and equipment ............................          6,418                   13
   (Increase) decrease in operating assets:
      Merchandising inventories .................................................        (17,619)             (11,673)
      Prepaid expenses and other current assets .................................           (617)                 715
      Other assets ..............................................................         (1,681)              (1,194)
   Increase (decrease) in operating liabilities:
      Accounts payable ..........................................................         20,501               27,895
      Accrued expenses ..........................................................         (1,222)              (2,745)
      Obligations to customers ..................................................           (158)                (970)
      Other long term liabilities ...............................................           (119)                 705
                                                                                    ------------         ------------
         Net cash (used in) provided by operating activities ....................         (3,716)              20,264
                                                                                    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment ......................................         (4,866)             (17,673)
   Proceeds from sale of property and equipment .................................            381                  150
                                                                                    ------------         ------------
         Net cash (used in) investing activities ................................         (4,485)             (17,523)
                                                                                    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving line of credit borrowings - net ....................................          1,600                7,875
   Repayments of obligations under capital lease ................................           --                   (419)
   Stock Repurchase .............................................................           --                 (7,556)
                                                                                    ------------         ------------
         Net cash provided by (used in) financing activities ....................          1,600                 (100)
                                                                                    ------------         ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............................         (6,601)               2,641
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................          9,682                2,926
                                                                                    ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................   $      3,081         $      5,567
                                                                                    ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized) ......................................   $         96         $        124
                                                                                    ============         ============
      Income taxes paid - net ...................................................   $      1,570         $        686
                                                                                    ============         ============


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 39 WEEKS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999
(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 46 "off-price" retail clothing stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.A. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S.A. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended November 25, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 3, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 26, 2000.

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

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 4, 2001. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/8 of 1% per annum. The Company had outstanding borrowings of $1,600,000, $0 and $2,225,000 as of November 25, 2000, February 26, 2000 and November 27, 1999, respectively.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $20,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise and short term borrowing. This agreement may be canceled at any time by either party. At November 25, 2000, February 26, 2000 and November 27, 1999 the Company had $2,093,000, $3,265,000 and $1,547,000, respectively, in outstanding letters of credit and no short term borrowings at November 25, 2000 and February 26, 2000 compared to $8,000,000 for the period ended November 27, 1999.

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

Net income per share has been computed as follows:


                                                13 WEEKS ENDED                        39 WEEKS ENDED
                                         -------------------------------     -------------------------------
                                         NOV. 25, 2000     NOV. 27, 1999     NOV. 25, 2000     NOV. 27, 1999
                                         -------------     -------------     -------------     -------------
BASIC NET INCOME PER SHARE:
Net Income (loss) ....................   $      (7,699)    $       2,796     $     (10,531)    $         105
Average shares outstanding ...........          15,960            16,260            15,960            16,482

Basic net income (loss) per share ....   $        (.48)    $        0.17     $        (.66)    $        0.01

DILUTED NET INCOME PER SHARE:
Net Income (loss) ....................   $      (7,699)    $       2,796     $     (10,531)    $         105
Average shares outstanding ...........          15,960            16,260            15,960            16,482
Stock options ........................               0                43                 0                15
Total average equivalent shares ......          15,960            16,303            15,960            16,497
Diluted net income (loss) per share ..   $        (.48)    $        0.17     $        (.66)    $        0.01


Options to purchase 1,109,650 and 469,700 shares of common stock at prices ranging from $5.63 to $12.00 per share were outstanding as of November 25, 2000 and November 27, 1999, respectively, but were not included in the computation of diluted net income per share because to do so would be anti-dilutive.

NOTE 7 - STORE CLOSINGS COSTS

During the third quarter, the Company recorded a store closing cost of $12.9 million relating to a plan to close five stores, including its Boston, Massachusetts store (which closed October 29, 2000), and an additional lease commitment cost associated with a previously closed store. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. The Company anticipates other stores will close in the next twelve months. The charges and related remaining accruals consist of the following (in thousands):

                                                                   Amount
                                                     Charges      remaining
                                                     -------      ---------
    Store closing costs:
      Lease commitments ..........................   $ 6,033      $   2,300
      Impairment of property & equipment .........     6,417          --
      Severance and other employee benefits ......       160             60
      Other ......................................       325            281
                                                     -------      ---------
                                                     $12,935      $   2,641
                                                     =======      =========


Lease commitment costs, including a termination charge, were incurred for contractual obligations that existed on two stores.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

An impairment charge was recorded where management's estimates indicated that projected operations yielded cumulative operating losses before depreciation and amortization, on both an undiscounted and discounted basis. The Company did not believe it could improve the profitability and expected cash flows to continue to be negative. The amount of impairment was measured on the basis of projected discounted operating income using a discount rate indicative of the Company's average cost of funds, before the effects of depreciation and amortization. As a result of this evaluation, the Company determined that the fixed assets could not be recovered. The costs incurred included the write-off of leasehold improvements and furniture and fixtures to its net realizable value.

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

RESULTS OF OPERATIONS

13 and 39 Weeks Ended November 25, 2000 Compared to 13 and 39 Weeks Ended November 27, 1999

Net sales of $94,309,000 for the 13 weeks ended November 25, 2000 decreased $1,319,000 (1.4%) as compared to net sales of $95,628,000 for the 13 weeks ended November 27, 1999. For the 39 weeks ended November 25, 2000 net sales increased 0.8% to $250,122,000 as compared to net sales of $248,193,000 for the 39 weeks ended November 27, 1999. Comparable store net sales decreased 0.7% for the 13 weeks and decreased 0.9% for the 39 weeks ended November 25, 2000 from the same periods in the last fiscal year. The closing of the Boston store on October 29, 2000 accounted for approximately a $500,000 decline in sales for the third quarter of 2000.

Gross profit for the 13 weeks ended November 25, 2000 was $33,417,000, a decrease of $3,359,000 (9.1%) as compared to $36,776,000 for the 13 weeks ended November 27, 1999. Gross profit for the 39 weeks ended November 25, 2000 was $91,459,000, a decrease of $1,089,000 (7.9%) as compared to $92,548,000 for the
39 weeks ended November 27, 1999. The decline in gross profit dollars for the 13 and 39 week periods is largely attributable to markdowns recorded in the third quarter of 2000 for approximately $2,600,000 to cover an increased amount of aged inventory and inventory in closed stores.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

Selling, general and administrative expense increased $259,000 to $21,187,000 (22.5% as a percentage of total net sales) for the 13 weeks ended November 25, 2000 as compared to $20,928,000 (21.9% as a percentage of total net sales) for the 13 weeks ended November 27, 1999. Selling, general and administrative expense increased $2,185,000 to $62,820,000 (25.1% as a percentage of total net sales) for the 39 weeks ended November 25, 2000 as compared to $60,635,500 (24.4% as a percentage of total net sales) for the 39 weeks ended November 27, 1999. The year to date increased expenditures relates principally to the expenses of new stores opened during this period.

Advertising expense for the 13 weeks ended November 25, 2000 increased to $3,895,000 (4.1% as a percent of total net sales), as compared to $3,055,000 (3.2% as a percent of total net sales) in the 13 week period ended November 27, 1999. Advertising expense for the 39 weeks ended November 25, 2000 decreased to $8,391,000 (3.4% as a percent of total net sales) as compared to $8,681,000 (3.5% as a percent of total net sales) in the 39 week period ended November 27, 1999.

Occupancy costs were $5,200,000 (5.5% as a percentage of total net sales) for the 13 week period ended November 25, 2000, down from $5,370,000 (5.6% as a percentage of total net sales) for the 13 week period ended November 27, 1999. Occupancy costs were $16,247,000 (6.5% as a percentage of total net sales) for the 39 week period ended November 25, 2000, up from $15,346,000 (6.2% as a percentage of total net sales) for the 39 week period ended November 27, 1999. The increased expenses in the year to date period is largely attributable to the opening of new stores.

Depreciation and amortization amounted to $2,855,000 (3.0% as a percentage of total net sales) for the 13 week period ended November 25, 2000, an increase of $72,000, as compared to $2,783,000 (2.9% as a percentage of total net sales) for the 13 weeks ended November 27, 1999. Depreciation and amortization for the 39 week period ended November 25, 2000 amounted to $8,605,000 (3.4% as a percentage of total net sales), an increase of $916,000, as compared to $7,689,000 (3.1% as a percentage of total net sales) for the 39 weeks ended November 27, 1999. The increased expense in the year to date period this year resulted mostly from the opening of new stores and the implementation of MIS systems.

During the third quarter, the Company recorded a store closing cost of $12.9 million relating to a plan to close five stores, including its store in Boston, Massachusetts store (which closed October 29, 2000), and an additional lease commitment cost associated with a previously closed store. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. The Company anticipates other stores will close in the next twelve months.

Lease commitment costs, including a termination charge, were incurred for contractual obligations that existed on two stores.

For the 13 and 39 week periods ended, November 25, 2000 and November 27, 1999 the effective income tax rate was 39%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at November 25, 2000 was $83,280,000, an increase of $21,000 from $83,259,000 as of November 27, 1999, and the ratio of current assets to current liabilities was 2.28 to 1 as compared to 2.20 to 1 at November 25, 2000 and November 27, 1999, respectively.

Net cash used in operating activities totaled $3,716,000 for the 39 weeks ended November 25, 2000, as compared to cash provided by operating activities amounting to $20,264,000 for the 39 weeks ended November 27, 1999. This variance resulted from an increased loss, higher inventory levels, and was somewhat offset by a lower account payable balance.

Net cash used in investing activities was $4,485,000 and $17,523,000 for the 39 weeks ended November 25, 2000 and November 27, 1999, respectively.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

Net cash provided by financing activities was $1,600,000 for the 39 weeks ended November 25, 2000, compared to $100,000 used in financing activities for the same period in the last fiscal year. As of November 25, 2000 and November 27, 1999, the Company had net borrowings of $1,600,000 and $10,225,000, respectively.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 4, 2001. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the opening and expansion of stores, from internally generated funds. For the 39 weeks ended November 25, 2000 average borrowings under the revolving credit agreement were $652,000 with a weighted average interest rate of 8.0%, and for the 39 weeks ended November 27, 1999 average borrowings under the revolving credit agreement were $862,000 with a weighted average interest rate of 6.2%.

Through the 39 week period ended November 27, 1999 the Company has incurred $4,866,000 of capital expenditures, a decrease of $12,807,000 compared to capital expenditure of $17,673,000 for the 39 weeks ended November 27, 1999. This decrease is largely attributable to no capital expenditures for new stores and lower expenditures for MIS systems for the 39 weeks ended November 25, 2000 as compared to last year.

The Company announced in October 2000 that its Board of Directors authorized the repurchase of an aggregate of up to 15% of its outstanding shares of common stock at prevailing market prices through October 12, 2001. This program is subject to market and general economic conditions and may be suspended from time to time without further notice. As of November 25, 2000 the Company had not made purchases under the program.

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

PART II.     OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits filed with this Form 10-Q:

                Exhibit 10: Amendment to the Amended and Restated Incentive Stock Option and Appreciation Plan.

                Exhibit 27:  Financial Data Schedule.

          (b) The following report on Form 8-K was filed during the Company's quarter ended November 25, 2000.

                On November 9, 2000, the Company filed a Form 8-K under Items 5 and 7 regarding the closing of its Boston location effective October 29, 2000.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SYMS CORP

   DATE: January 9, 2001                       BY /S/ Marcy Syms
        --------------------------------         -------------------------------
                                                  MARCY SYMS
                                                  CHIEF EXECUTIVE OFFICER

   DATE: January 9, 2001                       BY /S/ Antone F. Moreira
        --------------------------------         -------------------------------
                                                  ANTONE F. MOREIRA
                                                  VICE PRESIDENT, CHIEF
                                                  FINANCIAL OFFICER
                                                  (Principal Financial and Chief
                                                  Accounting Officer)