Form 10-K
period 2001-03-03
SYMS CORP
filed 2001-05-31
CIK 724742

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

         FOR THE FISCAL YEAR ENDED MARCH 3, 2001

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

                                  Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates on May 14, 2001 was $50,411,667 based upon the closing price of such stock on that date.

As of MAY 14, 2001, 15,736,090 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the 2001 annual meeting of stockholders to be filed pursuant to Regulation 14A are incorporated in Part III hereof by reference.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Syms Corp operates a chain of 45 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to 45 stores and the aggregate amount of selling space in Syms stores increased from approximately 2,000 square feet to approximately 1,776,000 square feet. The Company maintains a 277,000 square foot distribution center and executive headquarters in Secaucus, New Jersey.

     The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.

DESCRIPTION OF BUSINESS

     The Syms chain of 45 apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

MERCHANDISE

     For the year ended March 3, 2001, net sales were generated by the following categories:

           Men's tailored clothes and haberdashery .............       54%
           Women's dresses, suits, separates and accessories....       31%
           Shoes ...............................................        6%
           Children's wear .....................................        7%
           Luggage, domestics and fragrances ...................        2%
                                                                      ---
                                                                      100%

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

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 275 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING


     The Company's pricing policy is to affix a ticket to each item displaying Syms' selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 4.5 % of net sales. The Company also offers "dividend" prices consisting of additional price reductions on various types of merchandise.

     Syms has as its tag line "An Educated Consumer is Our Best Customer"(R), one of the best known in retail advertising. The Company advertises principally on television, radio and, more recently, has enhanced its advertising by including print media as well as direct mail to its credit card customer base.

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

OPERATIONS AND CONTROL SYSTEMS

     The Company has implemented a merchandise control system which tracks a product from its purchase to its ultimate sale in the Company's stores. The system tracks the product by store in approximately 750 categories. All the information regarding the product is transmitted daily through telephone lines to the Company's database at its executive headquarters. Each week the Company's executives receive detail reports regarding sales and inventory levels in units and retail dollars on a store-by-store basis.

     Management of the Company visit stores on a regular basis to coordinate with the store managers, among other things, in the training of employees in loss prevention methods. Each store has on premises security personnel during normal hours and a security system after hours.

EMPLOYEES

     At March 3, 2001, the Company had 2,314 employees of whom approximately 720 work part time. The Company has collective bargaining agreements with the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union which expire in the year 2003 and cover 1,616 sales and tailor employees. The Company believes its relationships with the unions are good. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store.

ITEM 2. PROPERTIES

THE STORES

    Location

     At March 3, 2001, the Company had 45 stores, 23 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

                                       LEASED/       SELLING                                            LEASED/       SELLING
    STATE       LOCATION                OWNED         SPACE         STATE       LOCATION                 OWNED         SPACE
    -----       --------               ------         -----         -----       --------                ------         -----
CONNECTICUT                                                     NEW YORK/NEW JERSEY
                Fairfield               Owned        32,000                     Park Avenue             Leased        45,000
                Hartford               Leased        31,000                     Trinity                  Owned        40,000
                                                                                Westbury                 Owned        72,000
                                                                                Commack                  Owned        36,000
FLORIDA                                                                         Westchester             Leased        50,000
                Fort Lauderdale         Owned        44,000                     Rochester                Owned        32,000
                Miami                   Owned        45,000                     Buffalo                  Owned        39,000
                West Palm Beach        Leased        36,000                     Paramus                  Owned        56,000
                Tampa                   Owned        38,000                     Woodbridge              Leased        32,000
                Kendall                Leased        32,000                     Secaucus                 Owned        29,000
GEORGIA                                                                         Cherry Hill              Owned        55,000
                Norcross                Owned        41,000                     Lawrenceville           Leased        54,000
                Marietta                Owned        39,000     NORTH CAROLINA
ILLINOIS                                                                        Charlotte               Leased        30,000
                Addison                 Owned        47,000
                Niles                  Leased        32,000     OHIO
                Chicago                Leased        39,000                     Highland Heights        Leased        36,000
                                                                                Sharonville             Leased        31,000
MARYLAND
                Baltimore              Leased        43,000     PENNSYLVANIA
                Rockville               Owned        61,000                     King of Prussia          Owned        41,000
                Towson                 Leased        41,000                     Franklin Mills Mall     Leased        22,000
MASSACHUSETTS                                                                   Monroeville              Owned        31,000
                Norwood                Leased        36,000                     Pittsburgh              Leased        40,000
                Peabody                Leased        39,000
                                                                RHODE ISLAND
                                                                                N. Cranston             Leased        27,000
MICHIGAN
                Southfield              Owned        46,000     TEXAS
                Troy                   Leased        37,000                     Dallas                   Owned        42,000
MISSOURI                                                                        Houston                  Owned        34,000
                St. Louis              Leased        33,000                     Hurst                    Owned        38,000
                                                                VIRGINIA

                                                                                Falls Church            Leased        39,000
                                                                                Potomac Mills Mall      Leased        33,000

     Syms stores are either "free standing" or located in shopping centers or indoor malls, and all are surrounded by adequate parking areas, except for the two New York City stores and the one downtown Chicago store. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least 1,000,000 people and are readily accessible to customers by automobile. In certain areas where the population is in excess of 2,000,000 people, Syms has opened more than one store in the same general vicinity.

   Lease Terms

     Twenty-two of the Company's 45 stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:

                                      Number of           Number of
     Calendar                          Leases            Leases with          Range in Years of
     Periods                        Expiring (1)       Renewal Options       Option Periods (2)
     -------                        ------------       ---------------      -------------------
     2001                                3                      0                   0
     2002                                4                      1                   4
     2003                                0                      0                   0
     2004                                1                      1                   0
     2005                                5                      4                   5
     2006 and thereafter                12                      8                 2.5 - 5

     (1)  Westchester - month to month basis.

     (2) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

Store leases provide for a base rental of between approximately $4.30 and $18.23 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Four of the Company's stores have a percentage of sales rental as well as a fixed minimum rent. Rental payments for Syms' leased stores aggregated $11,131,585 for the year ended March 3, 2001, of which $600,000 was paid to Sy Syms as fixed rent.

   Store Openings/Closings

     No new stores were opened this year. Two stores were closed this year. The store located in downtown Boston was closed on October 29, 2000, and the store located in Gurnee Mills mall in Chicago, IL, was closed on January 13, 2001.

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

                                                     HIGH           LOW
                                                    ------         ------
     2000  Quarter ended March 3, 2001               $5.85         $4.437
           Quarter ended November 25, 2000           6.125          3.687
           Quarter ended August 26, 2000             4.625          3.375
           Quarter ended May 27, 2000                4.375          3.312

     1999  Quarter ended February 26, 2000          $6.188         $4.313
           Quarter ended November 27, 1999           8.875          5.125
           Quarter ended August 28, 1999             8.188          7.438
           Quarter ended May 29, 1999                8.375          7.375


HOLDERS

     As of May 1, 2001 there were 142 record holders of the Company's Common Stock. The Company believes that there were in excess of 1,492 beneficial owners of the Company's Common Stock as of that date.

DIVIDENDS

     The Board of Directors of the Company did not declare dividends in the fiscal years ended March 3, 2001 and February 26, 2000. Payment of dividends is within the discretion of the Company's Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to notes to consolidated financial statements regarding covenants in the Company's revolving credit agreement). The Company intends generally to retain earnings, if any, to fund development and growth of its business. The Company does not plan on paying dividends in the near term.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended March 3, 2001, February 26, 2000, February 27, 1999, February 28, 1998 and March 1, 1997. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.

                                                                     FISCAL YEAR ENDED
                                          -------------------------------------------------------------------------
                                           MARCH 3,     FEBRUARY 26,     FEBRUARY 27,    FEBRUARY 28,      MARCH 1,
                                             2001           2000            1999            1998           1997
                                          ---------      ---------       ---------        ---------     ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales ...........................     $ 342,316      $ 341,570       $ 343,858       $ 352,959     $ 346,792
Net income (loss) ...................        (8,333)         2,224          17,449          23,036        19,065
Net income (loss) per share - basic .         (0.52)          0.14            1.00            1.30          1.08
Net income (loss) per share - diluted         (0.52)          0.14            1.00            1.29          1.08
Cash dividends per share ............          --             --              --              --            --

BALANCE SHEET DATA:
Working capital .....................     $  86,638      $  87,812       $ 101,592       $  99,728     $  78,228
Total assets ........................       276,867        300,314         298,742         294,192       284,018
Capitalized leases ..................          --             --              --               419           900
Other long term liabilities .........         2,409          2,436           1,567             964           633
Shareholders' equity ................       243,935        253,428         258,760         250,870       226,434


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

RESULTS OF OPERATIONS

     The following discussion compares the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999. The fiscal year ended March 3, 2001 was comprised of 53 weeks. The fiscal years ended February 26, 2000 and February 27, 1999 were each comprised of 52 weeks.

     Fiscal Year Ended March 3, 2001 (Fiscal 2000) Compared to Fiscal Year Ended February 26, 2000 (Fiscal 1999)

     Net sales for the fiscal year ended March 3, 2001, were $342,316,000, an increase of $746,000 (.2%) as compared to net sales of $341,570,000 for the fiscal year ended February 26, 2000. Comparable store sales for the fiscal year ended March 3, 2001 declined .5%. The Company estimates that the extra week in the fiscal year ended March 3, 2001 added approximately $4,013,000 in net sales compared to the previous year. The closing of the Boston store on October 29, 2000 accounted for approximately a $2,000,000 decline in sales.

     Gross profit for the fiscal year ended March 3, 2001 was $126,887,000, a decrease of $1,838,000 (37.1% as a percentage of net sales) as compared to $128,725,000 (37.7% as a percentage of net sales). This decrease is largely due to higher markdowns taken in the third quarter of approximately $2,600,000 to cover an increased amount of aged merchandise and inventory for closed stores, which was partially offset by an improved shrinkage performance.

     Selling, general and administrative (SG&A) expense was $84,810,000 (24.8% as a percentage of net sales) for the fiscal year ended March 3, 2001 as compared to $83,592,000 (24.5% as a percentage of net sales) for the fiscal year ended February 26, 2000. This increase in SG&A expenses of $1,218,000 is largely attributable to the opening of three new stores in fiscal 1999, which were not open for the entire fiscal year in 1999.

     Advertising expense for the fiscal year ended March 3, 2001 was $10,122,000 (3.0% as a percentage of net sales) as compared to $10,210,000 (3.0% as a percentage of net sales) for the fiscal year ended February 26, 2000.

     Occupancy costs were $21,366,000 (6.2% as a percentage of net sales) for the fiscal year ended March 3, 2001 as compared to $20,688,000 (6.1% as a percentage of net sales) for the fiscal year ended February 26, 2000. This increase is largely attributable to the expense of new stores opened in fiscal 1999 which were not opened for the entire fiscal year 1999.

     Depreciation and amortization amounted to $11,468,000 (3.4% as a percentage of net sales) for the fiscal year ended March 3, 2001, as compared to $10,580,000 (3.1% as a percentage of net sales) for the fiscal year ended February 26, 2000. This increase is attributable to the addition of new stores opened in fiscal 1999 and the acquisition of new MIS systems and equipment.

     During the third quarter, the Company recorded a store closing charge of $12.9 million relating to a plan to close five stores, including its store in Boston, Massachusetts (which closed on October 29, 2000), and an additional lease commitment associated with a previously closed store. The action was taken by the Company to enhance competitiveness, reduce expenses and to improve efficiencies.

     The net loss before income taxes was $13,661,000 for the fiscal year ended March 3, 2001 as compared to a net profit before income taxes of $3,645,000 for the fiscal year ended February 26, 2000. This variance is largely attributable to the recording of a store closing charge in the third quarter 2000 for the closing of certain stores.

     For the fiscal year ended March 3, 2001, the effective income tax rate was 39.0% which was the same as the fiscal year ended February 26, 2000.

     Fiscal Year Ended February 26, 2000 (Fiscal 1999) Compared to February 27, 1999 (Fiscal 1998)

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 3, 2001 was $86,638,000, a decrease of $1,719,000 from February 26, 2000, and the ratio of current assets to current liabilities increased to 3.84 to 1 as compared to 2.98 to 1 at February 26, 2000.

     Net cash provided by operating activities totaled $4,654,000 for the fiscal year ended March 3, 2001 as compared to $36,132,000 for the fiscal year ended February 26, 2000. The major reasons for the decrease in cash provided by operating activities was attributed to a loss in the fiscal year and lower accounts payable.

     Net cash used in investing activities was $5,691,000 for the fiscal year ended March 3, 2001 as compared to $19,051,000 for the fiscal year ended February 26, 2000. Purchases of property and equipment totaled $6,073,000 and $19,203,000 for the fiscal years ended March 3, 2001 and February 26, 2000, respectively.

     Net cash used in financing activities was $1,160,000 for the fiscal year ended March 3, 2001 as compared to $10,325,000 for the fiscal year ended February 26, 2000 and $7,690,000 for the fiscal year ended February 27, 1999.

     The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 3, 2002. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operation and expansion of stores, from internally generated funds. For the fiscal year ended March 3, 2001, under the revolving credit agreement, the borrowings peaked at $6,850,000 and the average amount of borrowings was $488,000 with a weighted average interest rate of 8.00%. For the fiscal year ended February 26, 2000, the average amount of borrowings under the revolving credit agreement was $888,000 with a weighted average interest rate of 6.33%.

     In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At March 3, 2001 and at February 26, 2000, the Company had $2,592,704 and $3,264,965 respectively, in outstanding letters of credit.

     The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 2, 2002.

     The Company's Board of Directors had authorized the repurchase of up to 15% of its outstanding shares of common stock at prevailing market prices through October 12, 2001. During the year ended March 3, 2001, the Company has purchased 200,000 shares which represented 1.3% of its outstanding shares at a total cost of $1,160,000.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending March 2, 2002.

IMPACT OF INFLATION AND CHANGING PRICES

     Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of March 4, 2001 will not have a material effect on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are filed together with this Annual Report. See index to Consolidated Financial Statements in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of the Company are as follows:

         NAME                   AGE            TITLE
         ----                   ---            -----
Sy Syms (1)(2)..............    75    Chairman of the Board and
                                      Director of the Company

Marcy Syms (1)(2)...........    50    Chief Executive Officer/President
                                      and Director of the Company

Antone F. Moreira ..........    64    Vice President, Treasurer and Chief
                                      Financial Officer and Director of the
                                      Company

Harvey A. Weinberg (3)(4)...    63    Director of the Company

David A. Messer (3)(4)......    39    Director of the Company

Wilbur L. Ross, Jr (3)(4)...    63    Director of the Company

Ronald Zindman..............    51    Executive Vice President - General Merchandise
                                      Manager

Allen Brailsford............    57    Executive Vice President - Operations

Myra Butensky...............    42    Vice President - Divisional Merchandise Manager Men's
                                      Tailored Clothing

James Donato................    45    Vice President - Operations

Elyse Marks.................    48    Vice President - Information Services

John Tyzbir.................    47    Vice President - Human Resources

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

     DAVID A. MESSER has been President of Sempra Energy Trading, a subsidiary of Sempra Energy, Inc. (NYSE: SRE), since January 1998. Prior to January 1998, Mr. Messer was President of AIG Trading Corporation, where he had been employed since March 1990. He has been a Director of the Company since July 1996.

     WILBUR L. ROSS, JR. has been a principal of W.L. Ross & Company LLC since 2000. Prior to 2000, Mr. Ross was Managing Director of Rothchild, Inc. from 1976 to 1999. He was a Director of the Company from 1983 through March 1999 and was reappointed Director in October 2000.

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

     ALLEN BRAILSFORD has been Executive Vice President since April 2001. Mr. Brailsford was Vice President of Operations from March 1992 to March 2001, and from March 1985 to March 1992, he was Director of Distribution.

     MYRA BUTENSKY has been Vice President - Divisional Merchandise Manager, Men's Tailored Clothing since January 1999. From May 1998 to January 1999, Ms. Butensky was Divisional Merchandise Manager, Ladies. From June 1991 to April 1998, Ms. Butensky was a ladies buyer. Prior to joining the Company in 1991, Ms. Butensky was a buyer with Popular Trading Club, Inc, and also spent 10 years with Macy's in a number of buying positions.

     JAMES DONATO has been Vice President of Operations since April 2001. From November 1997 to March 2001 he was Director of Store Planning. Prior to November 1997, Mr. Donato was in store management as a District Manager and Store Manager of the Company.

     ELYSE MARKS has been Vice President of MIS since April 2001. From November 1999 to March 2001 Ms. Marks was Director of MIS. Prior to November 1999, Ms. Marks was manager of MIS and store systems. From 1983 to 1987, she was also in store management for the Company.

     JOHN TYZBIR has been Vice President - Human Resources since April 1999. From January 1995 to October 1997, Mr. Tyzbir was Director of Human Resources of Zallie Supermarkets Corp. From June 1991 to January 1995, Mr. Tyzbir was Director of Human Resources and Planning of Carson Pirie Scott Inc.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 3, 2001, the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 12 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 3, 2001, the end of the fiscal year covered by this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 3, 2001, the end of the fiscal year covered by this Annual Report.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     PAGE NUMBER
                                                                     -----------
(a)(1) Financial Statements:

       Independent Auditors' Report....................................  F-1
       Consolidated Balance Sheets ....................................  F-2
       Consolidated Statements of Operations ..........................  F-3
       Consolidated Statements of Shareholders' Equity ................  F-4
       Consolidated Statements of Cash Flows ..........................  F-5
       Notes to Consolidated Financial Statements .....................  F-6

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

10.36+ Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.37 Promissory note and mortgage from Syms Corp to Marcy Syms (10-K Report for fiscal year ended March 1, 1997)

10.38 First Amendment to Revolving Credit Agreement, dated as of November 24, 1997, between Syms Corp and Summit Bank. (10-K Report for fiscal year ended February 28, 1998)

10.39 Credit Program Agreement, dated January 27, 2000 between Syms Corp and Conseco Finance Corp (10-K report for fiscal year ended February 26, 2000)

10.40 Second Amendment to Revolving Credit Agreement, dated as of May 27, 2000, between Syms Corp and Fleet National Bank (successor to Summit
           Bank) (10-Q Report for quarter ended May 27, 2000)

10.41+ Amendment to the Amended and Restated Incentive Stock Option and Appreciation (10-Q Report for quarter ended November 25, 2000.)

10.42* Third Amendment to Revolving Credit Agreement, dated as November 24, 2000, between Syms Corp and Fleet National Bank (successor to Summit
           Bank)

10.43* Fourth Amendment to Revolving Credit Agreement, dated as of May 4, 2001, between Syms Corp and Fleet National Bank.

10.44* Promissory note and mortgage from Syms Corp to Marcy Syms dated April 1, 2001

21*        List of Subsidiaries of the Company

23*        Consent of Deloitte & Touche LLP

(b)        Reports on Form 8-K:

           During the quarter ended March 3, 2001 no reports on Form 8-K were filed.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYMS CORP

                                    By:  /s/ MARCY SYMS
                                         ---------------------------------------
                                             Marcy Syms
                                             Chief Executive Officer/President

                                    Date: May 31, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                              DATE
---------                           -----                              ----

/s/ SY SYMS                 Chairman of the Board                   May 31, 2001
------------------------    and Director
Sy Syms


/s/ MARCY SYMS              Chief Executive Officer/President       May 31, 2001
------------------------    and Director
Marcy Syms                  (Principal executive officer)


/s/ ANTONE F. MOREIRA       Vice President, Treasurer and           May 31, 2001
------------------------    Chief Financial Officer and Director
Antone F. Moreira           (Principal financial and accounting
                            officer)


/s/ HARVEY A. WEINBERG      Director                                May 31, 2001
------------------------
Harvey A. Weinberg


/s/ DAVID A. MESSER         Director                                May 31, 2001
------------------------
David A. Messer


/s/ WILBUR L. ROSS, JR.     Director                                May 31, 2001
------------------------
Wilbur L. Ross, Jr.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp and Subsidiaries as of March 3, 2001 and February 26, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended March 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing he accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and Subsidiaries as of March 3, 2001 and February 26, 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

April 19, 2001

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           MARCH 3,        FEBRUARY 26,
                                                                            2001              2000
                                                                          ---------        ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                           $   7,485         $   9,682
      Merchandise inventories                                                99,186           116,357
      Deferred income taxes                                                   6,252             3,221
      Prepaid expenses and other current assets                               4,238             3,002
                                                                          ---------         ---------
                          Total current assets                              117,161           132,262


PROPERTY AND EQUIPMENT - NET                                                150,587           162,447

DEFERRED INCOME TAXES                                                         2,924               916

OTHER ASSETS                                                                  6,195             4,689
                                                                          ---------         ---------
TOTAL ASSETS                                                              $ 276,867         $ 300,314
                                                                          =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                    $  16,453         $  27,374
      Accrued expenses                                                        8,347            11,569
      Accrued insurance                                                       2,813             2,774
      Obligations to customers                                                2,910             2,733
                                                                          ---------         ---------
                          Total current liabilities                          30,523            44,450

OTHER LONG TERM LIABILITIES                                                   2,409             2,436

COMMITMENTS (Note 7)                                                           --                --

SHAREHOLDERS' EQUITY:
      Preferred stock, par value $100 per share - authorized 1,000
      shares; none outstanding                                                 --                --
      Common stock, par value $0.05 per share - authorized 30,000 shares; 15,760 shares outstanding as of March 3, 2001
      (net of 2,128 treasury shares) and 15,960 shares outstanding
      as of February 26, 2000 (net of 1,928 treasury shares)                    788               798
      Additional paid-in capital                                             13,752            13,752
      Treasury stock                                                        (18,821)          (17,671)
      Retained earnings                                                     248,216           256,549
                                                                          ---------         ---------
                         Total shareholders' equity                         243,935           253,428
                                                                          ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 276,867         $ 300,314
                                                                          =========         =========

See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           FISCAL YEAR ENDED
                                                 ---------------------------------------
                                                  MARCH 3,   FEBRUARY 26,   FEBRUARY 27,
                                                   2001         2000           1999
                                                 ---------    ---------     ------------
NET SALES                                        $ 342,316    $ 341,570     $ 343,858
Cost of goods sold                                 215,429      212,845       207,958
                                                 ---------    ---------     ---------
Gross profit                                       126,887      128,725       135,900

EXPENSES

Selling, general and administrative                 84,810       83,592        73,886
Advertising                                         10,122       10,210         7,581
Occupancy                                           21,366       20,688        16,717
Depreciation and amortization                       11,468       10,580         8,541
Special charges                                     12,935            0             0
                                                 ---------    ---------     ---------
Income (loss) from operations                      (13,814)       3,655        29,175
Interest expense (income) - net                       (153)          10            93
                                                 ---------    ---------     ---------
Income (loss) before income taxes                  (13,661)       3,645        29,082
Provision (benefit) for income taxes                (5,328)       1,421        11,633
                                                 ---------    ---------     ---------

NET INCOME (LOSS)                                $  (8,333)   $   2,224     $  17,449
                                                 =========    =========     =========
Net Income (loss) Per Share -- basic             $   (0.52)   $    0.14     $    1.00
                                                 =========    =========     =========
Weighted Average Shares Outstanding -- basic        15,950       16,351        17,474
                                                 =========    =========     =========

Net Income (loss) Per Share -- diluted           $   (0.52)   $    0.14     $    1.00
                                                 =========    =========     =========

Weighted Average Shares Outstanding -- diluted      15,950       16,362        17,536
                                                 =========    =========     =========


See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    ADDITIONAL
                            PREFERRED STOCK       COMMON STOCK        PAID-IN    TREASURY     RETAINED
                           SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL      STOCK      EARNINGS       TOTAL
                           ------    ------     ------     ------    ---------   ---------    ---------    ---------
BALANCE AS OF                 --     $  --      17,849      $ 892    $  13,102   $      --    $ 236,876    $ 250,870
      FEBRUARY 28, 1998

Exercise of stock options     --        --          39          2          650          --           --          652

Stock buyback                 --        --        (864)       (43)                 (10,168)                  (10,211)

Net income                    --        --          --         --           --          --       17,449       17,449
                           ------    ------     ------     ------    ---------   ---------    ---------    ---------
BALANCE AS OF
     FEBRUARY 27, 1999        --        --      17,024        851       13,752     (10,168)     254,325      258,760

Stock buyback                 --        --      (1,064)       (53)          --      (7,503)          --       (7,556)

Net income                    --        --          --         --           --          --        2,224        2,224
                           ------    ------     ------     ------    ---------   ---------    ---------    ---------
BALANCE AS OF
     FEBRUARY 26, 2000        --        --      15,960        798       13,752     (17,671)     256,549      253,428

Stock buyback                 --        --        (200)       (10)          --      (1,150)          --       (1,160)

Net loss                      --        --          --         --           --          --       (8,333)      (8,333)
                           ------    ------     ------     ------    ---------   ---------    ---------    ---------
BALANCE AS OF
     MARCH 3, 2001            --     $  --      15,760      $ 788    $  13,752   $ (18,821)   $ 248,216    $ 243,935
                           ======    ======     ======     ======    =========   =========    =========    =========


See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                    FISCAL YEAR ENDED
                                                           --------------------------------------
                                                            MARCH 3,   FEBRUARY 26,  FEBRUARY 27,
                                                             2001          2000          1999
                                                           --------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (8,333)     $  2,224      $ 17,449
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                                11,468        10,580         8,541
Deferred income taxes                                        (5,039)       (1,103)        2,016
Gain on sale of property and equipment                         (337)         (139)         (748)
Non-cash impairment charge                                    6,473                        --
(Increase) decrease in operating assets:
   Merchandising inventories                                 17,171        13,081        (2,410)
   Prepaid expenses and other current assets                 (1,236)          751           868
   Other assets                                              (1,559)          637         1,319
Increase (decrease) in operating liabilities:

  Accounts payable                                          (10,921)        8,106        (2,718)
  Accrued expenses                                           (3,183)        1,844        (1,901)
  Obligations to customers                                      177          (718)       (1,057)
  Other long term liabilities                                   (27)          869           603
                                                           --------      --------      --------
          Net cash provided by operating activities           4,654        36,132        21,962
                                                           --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (6,073)      (19,203)      (16,250)
Proceeds from sale of property and equipment                    382           152         1,064
                                                           --------      --------      --------
          Net cash used in investing activities              (5,691)      (19,051)      (15,186)
                                                           --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                                  (1,160)       (7,556)      (10,168)
Repayments of obligations under capital lease                  --            (419)         (481)
Revolving line of credit (repayments) borrowings               --          (2,350)        2,350
Exercise of options                                            --            --             609
                                                           --------      --------      --------
          Net cash used in financing activities              (1,160)      (10,325)       (7,690)
                                                           --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,197)        6,756          (914)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                9,682         2,926         3,840
                                                           --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  7,485      $  9,682      $  2,926
                                                           ========      ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:

   Interest (net of amount capitalized)                    $    311      $    191      $    389
                                                           ========      ========      ========
   Income taxes paid, net of refunds                       $  1,827      $    694      $  7,507
                                                           ========      ========      ========


See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 3, 2001, FEBRUARY 26, 2000 AND FEBRUARY 27, 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principal Business - Syms Corp and subsidiaries (the "Company") operates a chain of 45 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Accounting Period - The fiscal year ended March 3, 2001 was comprised of 53 weeks and fiscal years ended February 26, 2000 and February 27, 1999 were comprised of 52 weeks.

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

f. Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are principally determined by the straight-line method over the following estimated useful lives:

       Buildings and improvements   15 - 39 years
       Machinery and equipment       4 - 7 years
       Furniture and fixtures        7-10 years
       Leasehold improvements       Lesser of life of the asset or life of lease

g. Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at year end.

h. Obligation to Customers - Obligations to customers represent credits issued for returned merchandise as well as gift certificates.

i. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j. Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.

k. Revenue Recognition - The Company recognizes revenue at the "point of sale". Allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded.

l. Comprehensive Income - Comprehensive income is equivalent to the Company's net income for fiscal years 2000, 1999 and 1998.

m. Segment Reporting - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment - the operation of retail off-price stores. Revenues from external customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three fiscal years was as follows:

                                                                         Fiscal Year
                                                                 --------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
         Men's tailored clothes and haberdashery                  54%        54%        53%
         Women's dresses, suits, separates and accessories        31%        30%        31%
         Shoes                                                     6%         7%         8%
         Children's wear                                           7%         7%         6%
         Luggage, domestics and fragrances                         2%         2%         2%
                                                                 ----       ----       ----
                                                                 100%       100%       100%

     The Company does not rely on any major customers as a source of revenue.

n. Computer Software Costs - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of costs of software developed or purchased for internal use. The Company adoption of the SOP for 1999 which resulted in the capitalization of software development costs of approximately $4,428,000. The after tax effect on net income in 1999 was approximately $2,399,000 or $.15 per diluted share. There were no significant costs in 1998 that would have impacted net income in 1998 if the Company adopted the SOP earlier.

o. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of March 4, 2001 will not have a material effect on its financial position or results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                   MARCH 3,     FEBRUARY 26,
                                                     2001          2000
                                                  ---------     ---------
                                                      (IN THOUSANDS)
Land                                              $  40,584     $  40,628
Buildings and building improvements                 115,788       115,205
Leasehold and leasehold improvements                 44,793        51,318
Machinery and equipment                              30,077        28,193
Furniture and fixtures                               21,480        20,487
Capital lease                                           --          3,763
Construction in progress                              1,248           392
                                                  ---------     ---------
                                                    253,970       259,986

Less accumulated depreciation and amortization      103,383        97,539
                                                  ---------     ---------
                                                  $ 150,587     $ 162,447
                                                  =========     =========


NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                             FISCAL YEAR ENDED
                                 ------------------------------------------
                                 MARCH 3,       FEBRUARY 26,    FEBRUARY 27,
                                  2001             2000            1999
                                 -------         --------        --------
                                               (IN THOUSANDS)
Current
  Federal                        $   --          $  2,366        $  8,009
  State                             (289)             158           1,608
                                 -------         --------        --------
                                    (289)           2,524           9,617
                                 -------         --------        --------
Deferred
  Federal                         (4,047)            (190)          1,622
  State                             (992)            (913)            394
                                 -------         --------        --------
                                  (5,039)          (1,103)          2,016
                                 -------         --------        --------
                                 $(5,328)        $  1,421        $ 11,633
                                 =======         ========        ========

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                    FISCAL YEAR ENDED
                                        ----------------------------------------
                                        MARCH 3,     FEBRUARY 26,   FEBRUARY 27,
                                          2001           2000           1999
                                        -------      -----------    ------------

Statutory Federal income tax rate       (35.0%)          35.0%          35.0%
State taxes, net of Federal income
  tax benefits                           (8.1%)         (10.3)           4.4
Officers' life insurance                  4.1%           14.3            0.6
                                        ------          -----           ----
Effective income tax rate               (39.0%)          39.0%          40.0%
                                        ======          =====           ====



The composition of the Company's deferred tax assets and liabilities is as follows:

                                                                                      FISCAL YEAR ENDED
                                                                                -----------------------------
                                                                                MARCH 3,            FEBRUARY 26,
                                                                                 2001                  2000
                                                                                -------               -------
                                                                                         (IN THOUSANDS)
Deferred tax assets:
  Capitalization of inventory costs                                             $ 1,266               $ 1,414
  Accounts receivable                                                                76                    81
  Net operating losses                                                            4,559                   583
  Other                                                                           3,888                 3,041
                                                                                -------               -------
  Total deferred tax assets                                                       9,789                 5,119

Deferred tax liability:
  Depreciation method and different estimated lives                                (536)                 (915)
  Other                                                                             (77)                  (67)
                                                                                -------               -------
  Total deferred tax liabilities                                                   (613)                 (982)
                                                                                -------               -------
  Net                                                                           $ 9,176               $ 4,137
                                                                                =======               =======

  Current deferred tax asset                                                    $ 6,252               $ 3,221
  Long term deferred tax asset (net of non-current deferred tax liability)        2,924                   916
                                                                                -------               -------
  Net                                                                           $ 9,176               $ 4,137
                                                                                =======               =======

At March 3, 2001 the Company had a federal net operating loss of approximately $9,000,000 that expires in 2021.

NOTE 4 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 3, 2002. Interest on individual advances is payable quarterly at 1 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. There were no outstanding borrowings against this agreement at the end of the fiscal years March 3, 2001 and February 26, 2000.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was not in compliance with certain financial covenants during the year ended March 3, 2001 and received a waiver for such non-compliance. Management expects to be in compliance through 2001. Because compliance is based on managements' estimates and actual results can differ from these estimates, compliance through 2001 cannot be assured. The Company believes the assumptions used are appropriate.

Total interest charges incurred for the years ended March 3, 2001, February 26, 2000 and February 27, 1999, including amounts related to capital leases, were $319,000, $577,000, and $607,000, respectively, of which $14,000, $40,000, and
$147,000 were capitalized in fiscal 2000, 1999 and 1998, respectively, in connection with the construction of new facilities.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At March 3, 2001 and at February 26, 2000 the Company had $2,592,704 and $3,264,965, respectively, in outstanding letters of credit.


NOTE 5 - STORE CLOSING COSTS

During the third quarter, the Company recorded a store closing cost of $12.9 million relating to a plan to close five stores, including its Boston, Massachusetts store (which closed October 29, 2000), and an additional lease commitment cost associated with a previously closed store. The action was taken by the Company to enhance competitiveness, reduce expenses and to improve efficiencies. The company anticipates other stores will close in the next twelve months. The charges and related remaining accruals consist of the following (in thousands):

                                                                Amount remaining
                                                      Charges   at March 3, 2001
                                                      --------  ----------------
  Store closing costs:
    Lease commitments                                 $  6,033      $ 1,077
    Impairment of property & equipment (non cash)        6,417          --
    Severance and other employee benefits                  160           14
    Other                                                  325          342
                                                      --------      -------
                                                      $ 12,935      $ 1,429
                                                      ========      =======

Lease commitment costs, including a termination charge, were incurred for contractual obligations that existed on two stores.

An impairment charge was recorded where management's estimates indicated that projected operations yielded cumulative operating losses before depreciation and amortization, on both an undiscounted and discounted basis. The Company did not believe it could improve the profitability and expected cash flows to continue to be negative. The amount of impairment was measured on the basis of projected discounted operating income using a discount rate indicative of the Company's average cost of funds, before the effects of depreciation and amortization. As a result of this elevation, the Company determined that the fixed assets could not be recovered. The costs incurred included the write-off of leasehold improvements and furniture and fixtures to their net realizable value.


NOTE 6 - FAIR VALUE DISCLOSURES

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

The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 3, 2001 and February 26, 2000 due to the short-term maturities of these instruments.


NOTE 7 - PENSION AND PROFIT SHARING PLANS

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

     The following information on the Company's pension plan is provided:

                                                           MARCH 3,      FEBRUARY 26,    FEBRUARY 27,
                                                            2001            2000            1999
                                                           -------       ------------    ------------
                                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
     Net benefit obligation at beginning of year           $ 5,195         $ 5,586         $ 4,890
     Service cost                                              510             437             477
     Interest cost                                             385             356             334
     Actuarial (gain) loss                                     183            (879)            162
     Gross benefits paid                                      (244)           (305)           (277)
                                                           -------         -------         -------
     Net benefit obligation at end of year                 $ 6,029         $ 5,195         $ 5,586
                                                           =======         =======         =======

CHANGE IN PLAN ASSETS:

     Fair value of plan assets at beginning of year        $ 5,684         $ 5,137         $ 4,655
     Employer contributions                                    345             249             203
     Gross benefits paid                                      (244)           (305)           (277)
     Actual return on plan assets                               29             603             556
                                                           -------         -------         -------
     Fair value of plan assets at end of year              $ 5,814         $ 5,684         $ 5,137
                                                           =======         =======         =======

     Funded status at end of year                          $  (214)        $   489            (449)
     Unrecognized net actuarial (gain)                        (199)           (860)            170
     Unrecognized transition amount                            (25)            (51)            (76)
                                                           -------         -------         -------
     Accrued benefit costs                                 $  (438)        $  (422)        $  (355)
                                                           =======         =======         =======

Pension expenses includes the following components:

                                                 FISCAL YEAR ENDED
                                       ----------------------------------------
                                       MARCH 3,    FEBRUARY 26,    FEBRUARY 27,
                                        2001           2000           1999
                                       --------    ------------    ------------
                                                 (IN THOUSANDS)
   COMPONENTS OF NET
   PERIODIC BENEFIT COST:

   Service cost                         $510           $437           $477
   Interest cost                         385            356            334
   Return on Assets                      (29)          (603)          (556)
   Amortization of actuarial loss       (504)           125            132
                                        ----           ----           ----
   Net periodic benefit cost            $362           $315           $387
                                        ====           ====           ====
   WEIGHTED-AVERAGE
   ASSUMPTIONS USED:

   Discount rate                        7.25%          7.75%          6.75%
   Rate of compensation increase        4.50%          4.50%          4.50%


     The expected long-term rate of return on plan assets was 8.5% during each of the years ended March 3, 2001 and February 26, 2000.

b. PROFIT-SHARING AND 401(k) PLAN - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan during the fiscal year ended March 3, 2001. However, profit-sharing contributions were made in the amounts of $18,900 for year ended February 26, 2000, $180,000 for the year ended February 27, 1999 and $222,000 for the year ended February 28, 1998.


NOTE 8 - COMMITMENTS

a. LEASES - The Company has various operating leases for its retail stores, with terms expiring between 2001 and 2018. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

Future minimum lease payments at March 3, 2001 are as follows:

                                                OPERATING
                                                 LEASES
                                              ------------
    2001                                      $ 10,606,643
    2002                                         9,171,710
    2003                                         8,599,835
    2004                                         8,283,200
    2005                                         8,084,892
    2006 and thereafter                         35,717,729
                                              ------------
    Total minimum payments                    $ 80,464,009
                                              ============


Rent expense for operating leases are as follows:

                                               FISCAL YEAR ENDED
                                 -----------------------------------------------
                                 MARCH 3,         FEBRUARY 26,      FEBRUARY 27,
                                   2001              2000              1999
                                 --------           -------           ------
                                                (IN THOUSANDS)
Minimum rentals due              $ 11,131           $10,477           $7,608
Escalation rentals accrued            516               868              584
Contingent rentals                     15                16               26
Sublease rentals                     (528)             (512)            (875)
                                 --------           -------           ------
                                 $ 11,134           $10,849           $7,343
                                 ========           =======           ======


b. EMPLOYMENT AGREEMENT - The Company has an employment agreement with its General Merchandising Manager, expiring 2009, pursuant to which annual compensation of approximately $350,000 is required. In addition, that employee is entitled to additional compensation upon occurrence of certain events.

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


NOTE 9 - PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, in one or more series of preferred stock. The Board of Directors is authorized to establish the number of shares to be included in each such series, and to fix the designation, relative rights, preferences, qualifications and limitations of the shares of each such series.

NOTE 10 - STOCK OPTION PLAN

The Company's Stock Option Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options or stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the common shares on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the common shares on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price. The Company has reserved 1,500,000 shares of common stock for issuance thereunder.

No option or stock appreciation rights may be granted under the stock option plan after July 2003. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company).

SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's pro forma net income (loss) and earnings per share would be as follows:

                                               2000         1999        1998
                                             --------     -------     -------
    Net Income (loss) (in thousands)         ($8,892)     $ 1,893     $17,320
    Net Income (loss) per share - basic        ($.56)     $  0.12     $  1.00
    Net Income (loss) per share - diluted      ($.56)     $  0.12     $  1.00

This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk-free interest rate of 6.47% and 4.75% expected life 5 and 10 years, expected volatility of 35.38% and 31.33% and dividend yield 0%. There were no stock options granted in 2000. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

STOCK option transactions are summarized below:

                                                                     FISCAL YEAR ENDED
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      -----------------------------------------------------------------------------
                                           MARCH 3, 2001             FEBRUARY 26, 2000           FEBRUARY 27, 1999
                                      ---------------------          ------------------         -------------------
                                                   WEIGHTED                    WEIGHTED                    WEIGHTED
                                      FISCAL        AVERAGE          FISCAL    AVERAGE          FISCAL     AVERAGE
                                       2000        EXERCISE           1999     EXERCISE          1998      EXERCISE
FIXED OPTIONS                         SHARES         PRICE           SHARES     PRICE           SHARES      PRICE
                                      ------       --------          ------    --------         ------     --------
Outstanding
     beginning of year                1,184          $7.33             493      $10.01            347       $ 9.75
     Granted                            --             --              724        5.63            200        10.69
     Exercised                          --             --               --        --              (38)       10.70
     Cancelled                          (78)          8.64             (33)       9.98            (16)       11.07
                                      -----          -----           -----      ------           ----       ------
Outstanding, end of period            1,106          $7.24           1,184      $ 7.33            493       $10.01
                                      =====          =====           =====      ======           ====       ======
Options exerciseable at year end        672          $8.19             550      $ 9.02            430       $10.30

Weighted-average fair value of
  options granted during the year                      --                       $2.36                       $ 3.74



The following table summarizes information about stock options outstanding at March 3, 2001:


                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
 ------------------------------------------------------   -------------------
                                       WEIGHTED-AVERAGE
                        NUMBER             REMAINING            NUMBER
    RANGE OF        OUTSTANDING AT       CONTRACTURAL       EXERCISABLE AT
 EXERCISE PRICES    MARCH 3, 2001        LIFE (YEARS)       MARCH 3, 2001
 ---------------    --------------     ----------------     --------------
     $5.625            681,725                8.7              272,690
      8.00              87,500                5.5               62,500
      8.50              25,100                1.6               25,100
      9.625             18,500                0.1               18,500
      9.75              50,000                2.3               50,000
      9.88              25,000                6.2               25,000
     10.625              5,650                2.1                5,650
     10.6875           200,000                7.6              200,000
     11.50              12,500                1.1               12,500

NOTE 11 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share have been computed as follows:

                                     FISCAL 2000    FISCAL 1999     FISCAL 1998
                                     -----------    -----------     -----------
BASIC NET INCOME PER SHARE:

Net Income (loss)                     ($ 8,333)       $  2,224       $ 17,449
Average shares outstanding              15,950          16,351         17,474

Basic net income (loss) per share       ($0.52)       $   0.14       $   1.00

DILUTED NET INCOME PER SHARE:

Net Income (loss)                     ($ 8,333)       $  2,224       $ 17,449

Average shares outstanding              15,950          16,351         17,474
Stock options                                0              11             62
                                      --------        --------       --------
Total average equivalent shares         15,950          16,362         17,536

Diluted net income (loss) per share     ($0.52)       $    .14       $   1.00


Options to purchase 1,106,000, 367,000 and 396,000 shares of common stock at prices ranging from $5.625 to $12.250 per share were outstanding in 2000, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.


NOTE 12 - RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the following expenses relating to a real estate capital lease with an officer (this lease expired November 30, 1999). During the fiscal year ended March 3, 2001, the Company paid to Sy Syms $600,000 in fixed rent.

                          MARCH 3,     FEBRUARY 26,       FEBRUARY 27,
                           2001           2000               1999
                          -------      ------------       ------------
                                     (IN THOUSANDS)

    Depreciation            --            $ 100             $ 161
    Interest                --               31               119

The balance sheet includes the following items relating to this agreement:

                                         MARCH 3, 2001   FEBRUARY 26, 2000
                                         -------------   -----------------
                                                  (IN THOUSANDS)

   Assets under Capital Lease                  --            $  3,763
   Accumulated Depreciation                    --              (3,756)
   Capital Lease Obligation                    --                 --

On April 2, 2001, the Company loaned the Marcy Syms Revocable Trust $800,000. The loan is evidenced by the Trust's ten-year Note which is guaranteed by Ms. Syms and is secured by a first priority mortgage on the real estate which Ms. Syms owns in Westchester County. The Note bears interest at the rate of 5.43% per annum (the then applicable federal long-term rate) payable annually.


NOTE 13 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                       QUARTER
                                       ----------------------------------------
                                         FIRST     SECOND     THIRD      FOURTH
                                       --------    ------   --------   ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED MARCH 3, 2001
  Net sales                            $ 81,192  $ 74,621   $ 94,309   $ 92,194
  Gross profit                           31,317    26,725     33,417     35,428
  Net income (loss)                         144    (2,976)    (7,699)     2,198
  Net income (loss) per share - basic      0.01     (0.19)     (0.48)      0.14
  Net income (loss) per share - diluted    0.01     (0.19)     (0.48)      0.14


                                                       QUARTER
                                       ----------------------------------------
                                         FIRST    SECOND     THIRD      FOURTH
                                       --------   ------   --------   ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED FEBRUARY 26, 2000

  Net sales                            $ 79,771  $ 72,794   $ 95,628   $ 93,377
  Gross profit                           31,846    23,926     36,776     36,177
  Net income (loss)                         834    (3,525)     2,796      2,119
  Net income (loss) per share - basic      0.05     (0.21)      0.17       0.13
  Net income (loss) per share - diluted    0.05     (0.21)      0.17       0.13