Form 10-Q
period 2001-06-02
SYMS CORP
filed 2001-07-13
CIK 724742

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

                   for the quarterly period ended June 2, 2001

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


   At July 10, 2001 the latest practicable date, there were 15,737,390 shares outstanding of Common Stock, par value $0.05 per share.


================================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         June 2, 2001, March 3, 2001 and May 27, 2000                       1

         Condensed Consolidated Statements of Operations for the
         13 Weeks Ended June 2, 2001 and May 27, 2000                       2

         Condensed Consolidated Statements of Cash Flows for the
         13 Weeks Ended June 2, 2001 and May 27, 2000                       3

         Notes to Condensed Consolidated Financial Statements             4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        6-7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        n/a

PART II. OTHER INFORMATION                                                  8

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                    JUNE 2,      MARCH 3,     MAY 27,
                                                     2001         2001         2000
                                                   ---------    ---------    ---------
                                                  (UNAUDITED)    (NOTE)     (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents                        $  23,306    $   7,485    $  16,790
  Merchandise inventories                            109,797       99,186      135,948
  Deferred income taxes                                6,472        6,252        3,324
  Prepaid expenses and other current assets            3,599        4,238        2,483
                                                   ---------    ---------    ---------
    TOTAL CURRENT ASSETS                             143,174      117,161      158,545
PROPERTY AND EQUIPMENT - Net                         147,747      150,587      160,928
DEFERRED INCOME TAXES                                  3,170        2,924        1,135
OTHER ASSETS                                           7,710        6,195        5,207
                                                   ---------    ---------    ---------
    OTHER ASSETS                                   $ 301,801    $ 276,867    $ 325,815
                                                   =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                 $  41,881    $  16,453    $  55,791
  Accrued expenses                                     8,918        8,347        8,261
  Accrued insurance                                    2,977        2,813        2,900
  Obligations to customers                             2,871        2,910        2,707
                                                   ---------    ---------    ---------
    TOTAL CURRENT LIABILITIES                         56,647       30,523       69,659

OTHER LONG TERM LIABILITIES                            2,156        2,409        2,584
                                                   ---------    ---------    ---------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $100 per share
   Authorized 1,000 shares; none outstanding            --           --           --
  Common stock, par value $0.05 per share
   Authorized 30,000 shares; 15,737 shares
   outstanding (net of 2,152 in treasury shares)
   on June 2, 2001, 15,760 shares outstanding
   as of March 3, 2001 (net of 2,128 treasury
   shares) and 15,960 shares outstanding (net
   of 1,928 treasury shares) on May 27, 2000             787          788          798
  Additional paid-in capital                          13,759       13,752       13,752
  Treasury Stock                                     (18,987)     (18,821)     (17,671)
  Retained earnings                                  247,439      248,216      256,693
                                                   ---------    ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY                       242,998      243,935      253,572
                                                   ---------    ---------    ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 301,801    $ 276,867    $ 325,815
                                                   =========    =========    =========

NOTE: The balance sheet at March 3, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                                                             13 WEEKS ENDED
                                                         ----------------------
                                                          JUNE 2,       MAY 27,
                                                           2001          2000
                                                         --------      --------
                                                               (Unaudited)

Net sales                                                $ 71,554      $ 81,192
Cost of goods sold                                         42,084        49,875
                                                         --------      --------
Gross profit                                               29,470        31,317

Expenses:
Selling, general and administrative                        20,501        20,097
Advertising                                                 2,647         3,030
Occupancy                                                   4,740         5,265
Depreciation and amortization                               2,947         2,869
                                                         --------      --------
Income (loss) from operations                              (1,365)           56

Interest income                                               (92)         (180)
                                                         --------      --------
Income (loss) before income taxes                          (1,273)          236
Provision (benefit) for income taxes                         (496)           92
                                                         --------      --------
Net income (loss)                                        $   (777)     $    144
                                                         ========      ========
Net income (loss) per share-basic                        $  (0.05)     $   0.01
                                                         ========      ========
Weighted average shares outstanding-basic                  15,751        15,960
                                                         ========      ========
Net income (loss) per share-diluted                      $  (0.05)     $   0.01
                                                         ========      ========
Weighted average shares outstanding-diluted                15,751        15,960
                                                         ========      ========




See notes to condensed consolidated financial statement

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             13 WEEKS ENDED
                                                         ----------------------
                                                          JUNE 2,       MAY 27,
                                                           2001          2000
                                                         --------      --------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $   (777)     $    144
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization                             2,947         2,869
  Deferred income taxes                                      (466)         (322)
  Gain on sale of property and equipment                     --            (336)
  Loss of disposal of assets                                   11          --
  (Increase) decrease in operating assets:
    Merchandising inventories                             (10,611)      (19,591)
    Prepaid expenses and other current assets                 639           519
    Other assets                                           (1,526)         (524)
  Increase (decrease) in operating liabilities:
    Accounts payable                                       25,428        28,417
    Accrued expenses                                          735        (3,182)
    Obligations to customers                                  (39)          (26)
    Other long term liabilities                              (253)          148
                                                         --------      --------
      Net cash provided by operating activities            16,088         8,116
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                    (107)       (1,389)
  Proceeds from sale of property and equipment               --             381
                                                         --------      --------
      Net cash used in investing activities                  (107)       (1,008)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options                                           7          --
  Stock repurchase                                           (167)         --
                                                         --------      --------
      Net cash used in financing activities                  (160)         --
NET INCREASE IN CASH AND CASH EQUIVALENTS                  15,821         7,108
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              7,485         9,682
                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 23,306      $ 16,790
                                                         ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $    271      $     17
                                                         ========      ========
    Income taxes paid (refunds received)                 $     43      $  1,430
                                                         ========      ========


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 WEEKS ENDED JUNE 2, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 45 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 week period ended June 2, 2001 is not necessarily indicative of the results that may be expected for the entire fiscal year ending March 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 3, 2001.

NOTE 3 - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending March 2, 2002 will be comprised of 52 weeks. The fiscal year ended March 3, 2001 was comprised of 53 weeks.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 3, 2002. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. As of June 2, 2001, March 3, 2001 and May 27, 2000 there were no outstanding borrowings under this agreement.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At June 2, 2001, March 3, 2001 and May 27, 2000 the Company had $5,215,000, $2,593,000
and $5,874,000, respectively, in outstanding letters of credit.

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

Net income per share has been computed as follows:

                                                   JUNE 2,          MAY 27,
BASIC NET INCOME PER SHARE                          2001             2000
                                                    ----             ----

Net income (loss)                                 $   (777)        $    144
Average shares outstanding                          15,751           15,960

BASIC NET INCOME (LOSS) PER SHARE                 $  (0.05)        $   0.01

Diluted net income per share:

Net income (loss)                                 $   (777)        $    144
Average shares outstanding                          15,751           15,960
Stock options                                         --               --
Total average equivalent shares                     15,751           15,960

DILUTED NET INCOME PER SHARE                      $  (0.05)        $   0.01

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 406,000 and 1,145,000 shares of common stock at prices ranging from $5.63 to $12.25 per share were outstanding as of June 2, 2001 and May 27, 2000, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.

NOTE 7 - SPECIAL CHARGES

During the third quarter of 2000, the Company recorded a store closing cost of $12,935,000 relating to a plan to close five stores and an additional lease commitment cost associated with a previously closed store. As of June 2, 2001, the amount remaining in the closed store accrual recorded in the third quarter of 2000 is $1,541,000, primarily relating to severance and lease obligations, which will be paid out periodically through January, 2004. The total restructuring accrual at June 2, 2001 of $1,541,000 is included within accrued expenses.

NOTE 8 - DERIVATIVE INSTRUMENTS

During the first quarter of fiscal 2001, the Company adopted Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133 and SFAS 138). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities requiring all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 138 is an amendment to SFAS 133, which modified certain issues discussed in SFAS 133. Implementation of SFAS 133 and SFAS 138 did not have a material impact on the Company's statement of financial position, results of operations or cash flows.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

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

RESULTS OF OPERATIONS

13 Weeks Ended June 2, 2001 Compared to 13 Weeks Ended May 27, 2000

Net sales of $71,554,000 for the 13 weeks ended June 2, 2001 decreased $9,638,000 (11.9%) as compared to net sales of $81,192,000 for the 13 weeks ended May 27, 2000. The closing of the Boston, Massachusetts and the Gurnee, Illinois stores amounted to approximately $2,330,000 of the decrease in the first quarter of 2001. Comparable store sales decreased 9.3% from the comparable 13 week period in fiscal 2000. The decline in comparable store sales is largely attributable to the continuing difficult economic climate that the Company and other retailers are and have been experiencing.

Gross profit for the 13 weeks ended June 2, 2001 was $29,470,000 (41.2% as a percentage of net sales), a decrease of $1,847,000 as compared to $31,317,000 (38.6% as a percentage of net sales) for the fiscal period ended May 27, 2000. Although such gross profit percentage improved from 38.6% to 41.9%, the decline in overall gross profit is largely attributable to the decline in the Company's net sales.

Selling, general and administrative expense increased $404,000 to $20,501,000 (28.7% as percentage of net sales) for the 13 weeks ended June 2, 2001 as compared to $20,097,000 (24.8% as a percentage of net sales) for the 13 weeks ended May 27, 2000. The SG&A expense for the 13 weeks ended May 27, 2000 included a gain of $335,000 on land sold in Marietta, GA and a one-time gain of $202,000.

Advertising expense for the 13 weeks ended June 2, 2001 decreased to $2,647,000, (3.7% as a percentage of net sales) as compared to $3,030,000 (3.7% as a percentage of net sales) for the 13 weeks ended May 27, 2000. Advertising expenses were lower than the comparable period last year as a result of a reduction in newspaper advertising.

Occupancy costs were $4,740,000 (6.6% as a percentage of net sales) for the 13 week period ended June 2, 2001, as compared to $5,265,000 (6.5% as a percentage of net sales) for the 13 weeks ended May 27, 2000.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

The occupancy expenses for the current period reflect the closing of the Boston, Massachusetts and Gurnee, Illinois stores.

Depreciation and amortization amounted to $2,947,000 (4.1% as a percentage of net sales), an increase of $78,000 as compared to $2,869,000 (3.5% as a percentage of net sales) for the 13 weeks ended May 27, 2000. This increase is largely attributable to the purchase of new POS registers and software in the latter part of fiscal 2000.

Net loss before income taxes for the 13 weeks ended June 2, 2001 was $1,273,000 as compared to net income before income taxes of $236,000 for the 13 weeks ended May 27, 2000. The comparable store sales decline of 9.3% significantly contributed to this loss.

For the 13 week period ended June 2, 2001 the effective income tax rate was 39%, the same as the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 2, 2001 was $86,527,000, a decrease of $2,359,000 compared to $88,886,000 as of May 27, 2000. The ratio of current assets to current liabilities was 2.53 to 1 as compared to 2.28 to 1 as of May 27, 2000.

Net cash provided by operating activities totaled $16,088,000 for the 13 weeks ended June 2, 2001, an increase of $7,972,000 as compared to $8,116,000 for the 13 weeks ended May 27, 2000. Net cash used in investing activities was $107,000 for the 13 weeks ended June 2, 2001, and $1,008,000 for the 13 weeks ended May 27, 2000. Expenditures for property and equipment totaled $107,000 and $1,389,000 for the 13 weeks ended June 2, 2001 and May 27, 2000, respectively.

Net cash used in financing activities was $160,000 for the 13 weeks ended June 2, 2001 and $0 for the 13 weeks ended May 27, 2000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 3, 2002. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements needs. As of June 2, 2001 and May 27, 2000 there were no outstanding borrowings under the revolving credit agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 2, 2002. Through the 13 week period ended June 2, 2001 the Company has incurred $107,000 of capital expenditures.

The Company's Board of Directors had authorized the repurchase of up to 15% of its outstanding shares of common stock at prevailing market prices through October 12, 2001. During the 13 week period ended June 2, 2001, the Company purchased 23,700 shares which represented .2% of its outstanding shares at a total cost of $167,048.

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

Item 5.    OTHER INFORMATION - None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYMS CORP



  DATE:  JULY 13, 2001           BY /s/ MARCY SYMS
         ----------------           ---------------------------
                                    MARCY SYMS
                                    CHIEF EXECUTIVE OFFICER




  DATE:  JULY 13, 2001           BY /s/ ANTONE F. MOREIRA
         ----------------           ---------------------------
                                    ANTONE F. MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)