Form 10-Q
period 2001-09-01
SYMS CORP
filed 2001-10-09
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended SEPTEMBER 1, 2001

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

     At October 4, 2001, the latest practicable date, there were 15,736,090 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         September 1, 2001, March 3, 2001 and August 26, 2000 .........     1

         Condensed Consolidated Statements of Operations for the
         13 Weeks and 26 Weeks Ended September 1, 2001 and
         August 26, 2000 ..............................................     2

         Condensed Consolidated Statements of Cash Flows for the
         26 Weeks Ended September 1, 2001 and August 26, 2000 .........     3

         Notes to Condensed Consolidated Financial Statements .........     4

Item 2.  Management's Discussion and Analysis of Financial Condition ..    5-7
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk ....    n/a


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ....................................     8

         Item 2. Changes In Securities and Use of Proceeds ............     8

         Item 3. Defaults Upon Senior Securities ......................     8

         Item 4. Submission of Matters to a Vote of Security Holders ..     8

         Item 5. Other Information ....................................     9

         Item 6. Exhibits and Reports on Form 8-K .....................     9

SIGNATURES ............................................................    10

                                                                                           --------------------------
                                                                                           SYMS CORP AND SUBSIDIARIES
                                                                                           --------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                 September 1,  March 3,   August 26,
                                                                                     2001        2001        2000
                                                                                 -----------   --------   -----------
                                                                                 (Unaudited)    (NOTE)    (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents ...................................................   $  6,176    $  7,485    $  3,818
   Merchandise inventories .....................................................    113,737      99,186     139,042
   Deferred income taxes .......................................................      8,831       6,252       3,300
   Prepaid expenses and other current assets ...................................      6,165       4,238       3,129
                                                                                   --------    --------    --------
     TOTAL CURRENT ASSETS ......................................................    134,909     117,161     149,289
PROPERTY AND EQUIPMENT -- Net ..................................................    150,959     150,587     158,864
DEFERRED INCOME TAXES ..........................................................      2,383       2,924       1,566

OTHER ASSETS ...................................................................      8,042       6,195       5,631
                                                                                   --------    --------    --------
     TOTAL ASSETS ..............................................................   $296,293    $276,867    $315,350
                                                                                   ========    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short term borrowings .......................................................   $   --      $   --      $  5,125
   Accounts payable ............................................................     39,029      16,453      42,933
   Accrued expenses ............................................................      8,451       8,347       8,995
   Accrued insurance ...........................................................      2,993       2,813       2,392
   Obligations to customers ....................................................      2,798       2,910       2,579
                                                                                   --------    --------    --------
     TOTAL CURRENT LIABILITIES .................................................     53,271      30,523      62,024

OTHER LONG TERM LIABILITIES ....................................................      2,101       2,409       2,730
                                                                                   --------    --------    --------
SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share. Authorized 1,000
     shares; none outstanding ..................................................       --          --          --
   Common stock, par value $0.05 per share. Authorized 30,000 shares; 15,736 shares outstanding (net of 2,152 in treasury stock)
     on September 1, 2001; 15,760 shares outstanding as of March 3,
     2001 (net of 2,128 treasury shares) and 15,960 shares outstanding
     (net of 1,928 treasury shares) on August 26, 2000  ........................        787         788         798
   Additional paid-in capital ..................................................     13,759      13,752      13,752
   Treasury stock ..............................................................    (18,987)    (18,821)    (17,671)
   Retained earnings ...........................................................    245,362     248,216     253,717
                                                                                   --------    --------    --------
     TOTAL SHAREHOLDERS' EQUITY ................................................    240,921     243,935     250,596
                                                                                   --------    --------    --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................   $296,293    $276,867    $315,350
                                                                                   ========    ========    ========

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


See notes to condensed consolidated financial statements

                                                                                        --------------------------
                                                                                        SYMS CORP AND SUBSIDIARIES
                                                                                        --------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            13 Weeks Ended                 26 Weeks Ended
                                                      ---------------------------    ----------------------------
                                                      September 1,     August 26,    September 1,      August 26,
                                                          2001           2000            2001             2000
                                                      ------------     ----------    ------------      ----------
                                                               (Unaudited)                     (Unaudited)

Net sales ..........................................     $65,319         $74,621        $136,873         $155,813
Cost of goods sold .................................      42,845          47,896          84,929           97,771
                                                         -------         -------         -------         --------
Gross profit .......................................      22,474          26,725          51,944           58,042

Expenses:
Selling, general and administrative ................      19,460          21,536          39,961           41,633
Advertising ........................................       1,511           1,466           4,158            4,496
Occupancy ..........................................       4,712           5,782           9,452           11,047
Depreciation and amortization ......................       2,923           2,881           5,870            5,750
                                                         -------         -------         -------         --------
Loss from operations ...............................      (6,132)         (4,940)         (7,497)          (4,884)

Income from insurance recovery .....................      (3,000)           --            (3,000)            --

Interest income ....................................         (15)            (61)           (107)            (241)
                                                         -------         -------         -------         --------
Loss before income taxes ...........................      (3,117)         (4,879)         (4,390)          (4,643)
Provision benefit for income taxes .................      (1,040)         (1,903)         (1,536)          (1,811)
                                                         -------         -------         -------         --------
Net loss ...........................................     $(2,077)        $(2,976)        $(2,854)        $ (2,832)
                                                         =======         =======         =======         ========
Net loss per share-basic ...........................     $ (0.13)        $  0.19)        $ (0.18)        $  (0.18)
                                                         =======         =======         =======         ========
Weighted average shares outstanding-basic ..........      15,744          15,960          15,744           15,960
                                                         =======         =======         =======         ========
Net loss per share--diluted ........................     $ (0.13)        $ (0.19)        $ (0.18)        $  (0.18)
                                                         =======         =======         =======         ========
Weighted average shares outstanding--diluted .......      15,744          15,960          15,744           15,960
                                                         =======         =======         =======         ========


See notes to condensed consolidated financial statements

                                                                          --------------------------
                                                                          SYMS CORP AND SUBSIDIARIES
                                                                          --------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                  26 Weeks Ended
                                                                             ------------------------
                                                                             September     August 26,
                                                                               2001          2000
                                                                             --------      --------
                                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................     $ (2,854)     $ (2,832)
     Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
     Depreciation and amortization .....................................        5,870         5,750
     Deferred income taxes .............................................       (2,038)         (729)
     Gain on sale of property and equipment ............................          (31)         (336)
     Loss of disposal of assets ........................................           29          --
     Increase in operating assets:
          Merchandise inventories ......................................      (14,551)      (22,685)
          Prepaid expenses and other current assets ....................       (1,927)         (127)
          Other assets .................................................       (1,862)         (965)
     Increase (decrease) in operating liabilities:
          Accounts payable .............................................       22,576        15,559
          Accrued expenses .............................................          284        (2,956)
          Obligations to customers .....................................         (112)         (154)
          Other long term liabilities ..................................         (308)          294
                                                                             --------      --------
               Net cash provided by (used in) operating activities .....        5,076        (9,181)
                                                                             --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment ...........................       (6,256)       (2,189)
     Proceeds from sale of property and equipment ......................           31           381
                                                                             --------      --------
               Net cash (used in) investing activities .................       (6,225)       (1,808)
                                                                             --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of options ...............................................            7          --
     Stock repurchase ..................................................         (167)         --
     Revolving line of credit (repayments) borrowings - net ............         --           5,125
                                                                             --------      --------
               Net cash provided by (used in) financing activities .....         (160)        5,125
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...................       (1,309)       (5,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................        7,485         9,682
                                                                             --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................     $  6,176      $  3,818
                                                                             ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized) .........................     $    299      $     36
                                                                             ========      ========
          Income taxes paid (refunds received) .........................     $     75      $  1,404
                                                                             ========      ========


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 26 WEEKS ENDED SEPTEMBER 1, 2001 AND AUGUST 26, 2000
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1 -- THE COMPANY

Syms Corp (the "Company") operates a chain of 44 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 week periods ended September 1, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 3, 2001.

NOTE 3 -- ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending March 2, 2002 will be comprised of 52 weeks. The fiscal year ended March 3, 2001 was comprised of 53 weeks.

NOTE 4 -- MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 -- BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 3, 2002. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. As of September 1, 2001, there were no outstanding borrowings compared to $5,125,000 at August 26, 2000. At March 3, 2001, there also were no outstanding borrowings under this agreement.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At September 1, 2001, March 3, 2001 and August 26, 2000 the Company had $4,784,000, $2,593,000 and $5,847,000, respectively, in outstanding letters of credit.

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

        Net loss income per share has been computed as follows:

                                                                   13 WEEKS ENDED                       26 WEEKS ENDED
                                                       ------------------------------------   -----------------------------------
                                                       SEPTEMBER 1, 2001    AUGUST 26, 2000   SEPTEMBER 1, 2001   AUGUST 26, 2000
                                                       -----------------    ---------------   -----------------   ---------------
BASIC NET LOSS PER SHARE:
Net loss ...........................................       $ (2,077)           $ (2,976)           $ (2,854)           $ (2,832)
Average shares outstanding .........................         15,744              15,960              15,744              15,960
Basic net loss per share ...........................       $  (0.13)           $  (0.19)           $  (0.18)           $  (0.18)
DILUTED NET LOSS PER SHARE:

Net loss ...........................................       $ (2,077)           $ (2,976)           $ (2,854)           $ (2,832)
Average shares outstanding .........................         15,744              15,960              15,744              15,960
Stock options ......................................           --                  --                  --                  --
Total average equivalent
shares .............................................         15,744              15,960              15,744              15,960
Diluted net loss per share .........................       $  (0.13)           $  (0.19)           $  (0.18)           $  (0.18)


In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 1,068,750 and 1,136,200 shares of common stock at prices ranging from $5.63 to $12.00 per share were outstanding as of September 1, 2001 and August 26, 2000, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


RESULTS OF OPERATIONS

13 AND 26 WEEKS ENDED SEPTEMBER 1, 2001 COMPARED TO 13 AND 26 WEEKS ENDED
 AUGUST 26, 2000

Net sales of $65,319,00 for the 13 weeks ended September 1, 2001 decreased $9,302,000 (12.5%) as compared to net sales of $74,621,000 for the 13 weeks ended August 26, 2000. For the 26 weeks ended September 1, 2001 net sales decreased $18,940,000 (12.2%) to $136,873,000 as compared to net sales of $155,813,000 for the 26 weeks ended August 26, 2000. Comparable store sales decreased 9.2% and 9.3% for the 13 and 26 weeks ended September 1, 2001 as compared to the comparable periods in the prior fiscal year. The sales decreases in the 13 and 26 week periods are largely attributable to the closing of the Boston, Massachusetts, Gurnee, Illinois and Sharonville, Ohio stores during the same periods in the prior fiscal year and the continuing difficult economic climate that the Company and other retailers have been experiencing.

Gross profit for the 13 weeks ended September 1, 2000 was $22,474,000 (34.4% as a percentage of net sales), a decrease of $4,251,000 as compared to $26,725,000 (35.8% as a percentage of net sales) for the 13 weeks ended August 26, 2000. Gross profit for the 26 weeks ended September 1, 2001 was $51,944,000, a decrease of $6,098,000 (10.5%) as compared to $58,042,000 for the 26 weeks ended August 26, 2000. The decline in gross profit in the 13 and 26 week periods is largely attributable to lower sales compared to the same periods in the prior fiscal year.

Selling, general and administrative expense decreased $2,076,000 to $19,460,000 (29.8% as a percentage of net sales) for the 13 weeks ended September 1, 2001 as compared to $21,536,000 (28.9% as a percentage of net sales) for the 13 weeks ended August 26, 2000. Selling, general and administrative expense decreased $1,672,000 to $39,961,000 (29.2% as a percentage of total net sales) for the 26 weeks ended September 1, 2001 as compared to $41,633,000 (26.7% as a percentage of total net sales) for the 26 weeks ended August 26, 2000. The decrease in both the 13 week and 26 week periods results primarily from the closing of three stores during the same periods in the prior fiscal year (Boston, Massachusetts, Gurnee, Illinois, Sharonville, Ohio) and a continued focus on further expense reductions in all areas of the Company.

Advertising expense for the 13 weeks ended September 1, 2001 was $1,511,000 (2.3% as a percentage of net sales) as compared to $1,466,000 (2.0% as a percentage of net sales) in the 13 weeks ended August 26, 2000. Advertising expense for the 26 weeks ended September 1, 2001 was $4,158,000 (3.0% as a percentage of net sales) as compared to $4,496,000 (2.9% as a percentage of net sales) in the 26 weeks ended August 26, 2000.

Occupancy costs were $4,712,000 (7.2% as a percentage of net sales) for the 13 weeks ended September 1, 2001, as compared to $5,782,000 (7.7% as a percentage of net sales) for the 13 weeks ended August 26, 2000. Occupancy costs were $9,452,000 (6.9% as a percentage of total net sales) for the 26 weeks ended September 1, 2001, as compared to $11,047,000 (7.1% as a percentage of total net sales) for the 26 weeks ended August 26, 2000. The closing of three stores during the same periods in the prior fiscal year (Boston, Massachusetts, Gurnee, Illinois and Sharonville, Ohio) accounted for this reduction in the 13 and 26 week periods.

Depreciation and amortization was $2,923,000 for the 13 weeks ended September 1, 2001as compared to $2,881,000 for the 13 weeks ended August 26, 2000. Depreciation and amortization for the 26 weeks ended September 1, 2001 was $5,870,000, as compared to $5,750,000 for the 26 weeks ended August 26, 2000.

In the 13 week period ended September 1, 2001, the Company has recovered $3,000,000 from its insurance carrier relating to an employee theft in prior periods.

The loss before income taxes for the 13 weeks ended September 1, 2001 was $3,117,000, a decrease of $1,762,000 as compared to a loss of $4,879,000 for the 13 weeks ended August 26, 2000. The loss before income taxes for the 26 weeks ended September 1, 2001 was $4,390,000 as compared to a loss before taxes $4,643,000 for the 26 weeks ended August 26, 2000. This reduction in loss resulted principally from an insurance recovery of $3,000,000 relating to an employee theft in prior periods.

For the 26 week period ended September 1, 2001 the effective income tax rate was 35.0%, as compared to 39% for the comparable period a year ago. The reduced income tax rate is due to the non-deductibility of officer's life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 1, 2001 was $81,638,000, a decrease of $5,627,000 as compared to $87,265,000 as of August 26, 2000. The ratio of current assets to current liabilities was 2.53 to 1 as of September 1, 2001 as compared to 2.41 to 1 as of August 26, 2000.

Net cash provided by operating activities totaled $5,076,000 for the 26 weeks ended September 1, 2001, as compared to $9,181,000 of cash used in operations for the 26 weeks ended August 26, 2000. In the 26 weeks ended September 1, 2001, net cash provided by operating activities was largely impacted by a decrease in merchandise inventories and an increase in accounts payable.

Net cash used in investing activities was $6,225,000 for the 26 weeks ended September 1, 2001, as compared to $1,808,000 for the 26 weeks ended August 26, 2000. Expenditures for property and equipment was $6,256,000, and $2,189,000 for the 26 weeks ended September 1, 2001 and August 26, 2000, respectively. The purchase in July 2001 of a shopping center in West Palm Beach, Florida, for approximately $5,700,000 accounts for this increase.

Net cash used in financing activities was $160,000 for the 26 weeks ended September 1, 2001, as compared to $5,125,000 for the 26 weeks ended August 26, 2000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 3, 2002. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements from internally generated funds. As of September 1, 2001, there were no outstanding borrowings under this agreement, as compared to borrowings of $5,125,000 as of August 26, 2000.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 2, 2002 (exclusive of the West Palm Beach shopping center). Through the 26 week period ended September 1, 2001 the Company has incurred $525,000 of capital expenditures not including the purchase of the West Palm Beach shopping center for $5,700,000.

The Company's Board of Directors had authorized the repurchase of up to 15% of its outstanding shares of common stock at prevailing market prices through October 12, 2001. During the 26 week period ended September 1, 2001, the company purchased 23,700 shares, which represented 0.2% of its outstanding shares, at a total cost of $167,048.

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

PART II.    OTHER INFORMATION
-------------------------------------------------------------------------------

Item 1.     LEGAL PROCEEDINGS  -  None

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS -  None

Item 3.     DEFAULTS UPON SENIOR SECURITIES  -  None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual meeting of shareholders held on July 19, 2001, the Company's shareholders holding a majority of the shares of the Common Stock outstanding as of the close of business on June 14, 2001, voted to approve each of the two proposals included in the Company's proxy statement as follows:

            To elect six directors to hold office for one year or until successors are duly elected and qualified.

                                                FOR          WITHHELD
                                                ---          --------
                 Sy Syms                    14,576,201        116,120
                 Marcy Syms                 14,576,201        116,120
                 Antone F. Moreira          14,573,451        118,870
                 Harvey A. Weinberg         14,649,651         42,670
                 David A. Messer            14,651,301         41,020
                 Wilbur L. Ross, Jr.        14,651,301         41,020

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


      To ratify the selection of Deloitte & Touche LLP as independent accountants of the Company for fiscal 2001:

                                          For:              14,670,150
                                          Against:              14,521


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

                                                SYMS CORP


  DATE: OCTOBER 8, 2001       BY      /s/ MARCY SYMS
                                 ------------------------------
                                   MARCY SYMS
                                   CHIEF EXECUTIVE OFFICER

  DATE: OCTOBER 8, 2001       BY      /s/ ANTONE F. MOREIRA
                                  -----------------------------
                                   ANTONE F. MOREIRA
                                   VICE PRESIDENT, CHIEF FINANCIAL
                                   OFFICER
                                   (Principal Financial and Accounting Officer)