Form 10-Q
period 2001-12-01
SYMS CORP
filed 2002-01-14
CIK 724742

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

                  For the quarterly period ended December 1, 2001

                                  OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For The Transition Period From_____________ to _____________


                          COMMISSION FILE NUMBER 1-8546


                                    SYMS CORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        NEW JERSEY                                      22-2465228
--------------------------------            ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


     SYMS WAY, SECAUCUS, NEW JERSEY                               07094
 ----------------------------------------                       ---------
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


At January 3, 2002, the latest practicable date, there were 15,736,090 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



                                      INDEX


                                                                        PAGE NO.
                                                                        -------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         December 1, 2001, March 3, 2001 and November 25, 2000 ...........  1

         Condensed Consolidated Statements of Operations for the 13 Weeks
         and 39 Weeks Ended December 1, 2001 and November 25, 2000 .......  2

         Condensed Consolidated Statements of Cash Flows for the 39 Weeks
         Ended December 1, 2001 and November 25, 2000 ....................  3

         Notes to Condensed Consolidated Financial Statements ............ 4-6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 6-8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .......  9

PART II. Other Information

         Item 1.  Legal Proceedings ......................................  9
         Item 2.  Changes In Securities and Use of Proceeds ..............  9
         Item 3.  Defaults Upon Senior Securities ........................  9
         Item 4.  Submission of Matters to a Vote of Security Holders ....  9
         Item 5.  Other Information ......................................  9
         Item 6.  Exhibits and Reports on Form 8-K .......................  9

SIGNATURES ............................................................... 10

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                         DECEMBER 1,      MARCH 3,        NOVEMBER 25,
                                                                           2001           2001 (1)            2000
                                                                        -----------       --------        ------------
                                                                        (UNAUDITED)        (NOTE)          (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................        $  14,550         $   7,485         $   3,081
   Merchandise inventories .....................................          116,943            99,186           133,976
   Deferred income taxes .......................................            5,857             6,252             7,775
   Prepaid expenses and other current assets ...................            4,818             4,238             3,619
                                                                        ---------         ---------         ---------
     TOTAL CURRENT ASSETS ......................................          142,168           117,161           148,451
PROPERTY AND EQUIPMENT - Net ...................................          148,913           150,587           152,284
DEFERRED INCOME TAXES ..........................................            2,157             2,924             3,319
OTHER ASSETS ...................................................            8,338             6,195             6,331
                                                                        ---------         ---------         ---------
     TOTAL ASSETS ..............................................        $ 301,576         $ 276,867         $ 310,385
                                                                        =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................        $  42,763         $  16,453         $  47,875
   Short term borrowings .......................................             --                --               1,600
   Accrued expenses ............................................           12,761            11,160            13,121
   Obligations to customers ....................................            2,576             2,910             2,575
                                                                        ---------         ---------         ---------
     TOTAL CURRENT LIABILITIES .................................           58,100            30,523            65,171
                                                                        ---------         ---------         ---------
                                                                                                                    6
OTHER LONG TERM LIABILITIES ....................................            2,136             2,409             2,317
                                                                        ---------         ---------         ---------
SHAREHOLDERS' EQUITY
   Preferred stock, par value; $100 per share
   Authorized 1,000 shares; none outstanding ...................             --                --                --
   Common stock, par value $0.05 per share
   Authorized 30,000 shares; 15,736 shares
   (net of 2,152 treasury shares) outstanding on
   December 1, 2001, 15,760 shares outstanding
   (net of 2,128 treasury shares) as of March 3, 2001 and 15,960 shares outstanding (net of 1,928 treasury shares)
   outstanding as of November 25, 2000  ........................              787               788               798
   Additional paid-in capital ..................................           13,760            13,752            13,752
   Treasury stock ..............................................          (18,987)          (18,821)          (17,671)
   Retained earnings ...........................................          245,780           248,216           246,018
                                                                        ---------         ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY ................................          241,340           243,935           242,897
                                                                        ---------         ---------         ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................        $ 301,576         $ 276,867         $ 310,385
                                                                        =========         =========         =========


-------------

(1) The balance sheet at March 3, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements


                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       13 WEEKS ENDED                     39 WEEKS ENDED
                                              -------------------------------      ----------------------------
                                               DECEMBER 1,       NOVEMBER 25,      DECEMBER 1,     NOVEMBER 25,
                                                 2001              2000               2001           2000
                                              ------------      -------------      -----------     ------------
                                                        (UNAUDITED)                         (UNAUDITED)
Net sales ............................        $  75,043         $  94,309         $ 211,918         $ 250,122
Cost of goods sold ...................           45,224            60,892           130,154           158,663
                                              ---------         ---------         ---------         ---------
Gross profit .........................           29,819            33,417            81,764            91,459

Expenses:
Selling, general and administrative ..           18,630            21,187            58,589            62,820
Advertising ..........................            2,852             3,895             7,010             8,391
Occupancy ............................            4,767             5,200            14,221            16,247
Depreciation and amortization ........            2,918             2,855             8,788             8,605
Store closing cost ...................             --              12,935              --              12,935
                                              ---------         ---------         ---------         ---------
Income (loss) from operations ........              652           (12,655)           (6,844)          (17,539)
Income from insurance recovery .......                                               (3,000)
Interest expense - net ...............               12               (34)              (96)             (275)
                                              ---------         ---------         ---------         ---------
Income (loss) before income taxes ....              640           (12,621)           (3,748)          (17,264)
Provision benefit for income taxes ...              215            (4,922)           (1,312)           (6,733)
                                              ---------         ---------         ---------         ---------
Net income (loss) ....................        $     425         $  (7,699)        $  (2,436)        $ (10,531)
                                              =========         =========         =========         =========
Net income (loss) per share - basic ..        $    0.03         $   (0.48)        $   (0.15)        $   (0.66)
                                              =========         =========         =========         =========
Weighted average shares
      outstanding - basic ............           15,741            15,960            15,741            15,960
                                              =========         =========         =========         =========
Net income (loss) per share - diluted         $    0.03         $   (0.48)        $   (0.15)        $   (0.66)
                                              =========         =========         =========         =========
Weighted average shares
      outstanding - diluted ..........           15,741            15,960            15,741            15,960
                                              =========         =========         =========         =========



See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                39 WEEKS ENDED
                                                                        ------------------------------
                                                                        DECEMBER 1,       NOVEMBER 25,
                                                                           2001               2000
                                                                        -----------       ------------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) .....................................................     $ (2,436)        $(10,531)

     Adjustments to reconcile net (loss) to net cash provided by
          (used in) operating activities:
     Depreciation and amortization ..................................        8,787            8,605
     Deferred income taxes ..........................................        1,162           (6,957)
     (Gain) on sale of property and equipment .......................          (31)            (336)
     Writeoff and impairment of property and equipment ..............           34            6,418
     (Increase) decrease in operating assets:
          Merchandising inventories .................................      (17,757)         (17,619)
          Prepaid expenses and other current assets .................         (580)            (617)
          Other assets ..............................................       (2,143)          (1,681)
     Increase (decrease) in operating liabilities:
         Accounts payable ...........................................       26,310           20,501
         Accrued expenses ...........................................        1,601           (1,222)
         Obligations to customers ...................................         (334)            (158)
         Other long term liabilities ................................         (273)            (119)
                                                                          --------         --------
               Net cash provided by (used in) operating activities ..       14,340           (3,716)
                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment ........................       (7,146)          (4,866)
     Proceeds from sale of property and equipment ...................           31              381
                                                                          --------         --------
               Net cash (used in) investing activities ..............       (7,115)          (4,485)
                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving line of credit borrowings - net ......................         --              1,600
     Exercise of stock options ......................................            7             --
     Stock repurchase ...............................................         (167)            --
                                                                          --------         --------
               Net cash provided by (used in) financing activities ..         (160)           1,600
                                                                          --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................        7,065           (6,601)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................        7,485            9,682
                                                                          --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................     $ 14,550         $  3,081
                                                                          ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized) ......................     $    299         $     96
                                                                          ========         ========

          Income taxes paid (refunds received) ......................     $ (3,038)        $  1,570
                                                                          ========         ========


See notes to condensed consolidated financial statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 39 WEEKS ENDED DECEMBER 1, 2001 AND NOVEMBER 25, 2000
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 44 "off-price" retail clothing stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended December 1, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 3, 2001.

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

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 3, 2002. Interest on individual advances is payable quarterly at 1-1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. The Company had outstanding borrowings of $0, $0 and $1,600,000 as of December 1, 2001, March 3, 2001 and November 25, 2000, respectively.

The agreement contains financial covenants with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends, as well as other financial ratios.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be cancelled at any time by either party. At December 1, 2001, March 3, 2001 and November 25, 2000 the Company had $3,767,000 $2,593,000 and $2,093,000, respectively, in outstanding letters of credit.

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

Net income per share has been computed as follows:


                                               39 WEEKS ENDED                     13 WEEKS ENDED
                                        -----------------------------     -----------------------------
                                        DEC. 1, 2001    NOV. 25, 2000     DEC. 1, 2001    NOV. 25, 2000
                                        ------------    -------------     ------------    -------------
BASIC NET INCOME PER SHARE:
Net income (loss) .....................    $    425        $ (7,699)        $ (2,436)        $(10,531)
Average shares outstanding ............      15,741          15,960           15,741           15,960

Basic net income (loss) per share .....    $   0.03        $   (.48)        $  (0.15)        $   (.66)

DILUTED NET INCOME PER SHARE:
Net income (loss) .....................    $    425        $ (7,699)        $ (2,436)        $ 10,531
Average shares outstanding ............      15,741          15,960           15,741           15,960
Stock options .........................           0               0                0                0
Total average equivalent  shares ......      15,741          15,960           15,741           15,960
Diluted net income (loss) per share ...    $   0.03        $   (.48)        $  (0.15)        $  (0.66)

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 1,068,750 and 1,109,650 shares of common stock at prices ranging from $5.63 to $12.00 per share were outstanding as of December 1, 2001 and November 25, 2000, respectively, but were not included in the computation of diluted net income per share because the exercise price of the option exceeded our market price and would have been anti-dilutive.

NOTE 7

Comprehensive income is equivalent to the Company's net income (loss) for the 13 and 39 weeks ended December 1, 2001 and November 25, 2000, respectively.

NOTE 8 - SPECIAL CHARGE

During the third quarter ended November 25, 2000, the Company recorded a store closing cost of $12.9 million relating to a plan to close five stores, including its Boston, Massachusetts store and an additional lease commitment cost associated with a previously closed store. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 15, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


30, 2001 (that is, the date of acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have any impact on the consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17 "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this statement will not have any impact on the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting this pronouncement on its current financial statements.


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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

RESULTS OF OPERATIONS

13 and 39 Weeks Ended December 1, 2001 Compared to 13 and 39 Weeks Ended November 25, 2000

Net sales of $75,043,000 for the 13 weeks ended December 1, 2001 decreased $19,266,000 (20.4%) as compared to net sales of $94,309,000 for the 13 weeks ended November 25, 2000. For the 39 weeks ended December 1, 2001 net sales decreased 15.3% to $211,918,000 as compared to net sales of $250,122,000 for the 39 weeks ended November 25, 2000. Comparable store net sales decreased 17.5% for the 13 weeks and decreased 12.3% for the 39 weeks ended December 1, 2001 from the same periods in the last fiscal year. The closing of three stores located in Boston, Massachusetts, Gurnee, Illinois and Sharonville, Ohio, the tragic events of September 11, 2001 and the continuing difficult economic environment that the Company and other retailers are experiencing attributed significantly to this sales decrease in the 13 and 39 week periods ended December 1, 2001.

Gross profit for the 13 weeks ended December 1, 2001 was $29,819,000 a decrease of $3,598,000 (10.8%) as compared to $33,417,000 for the 13 weeks ended November 25, 2000. Gross profit for the 39 weeks ended December 1, 2001 was $81,764,000, a decrease of $9,695,000 (10.6%) as compared to $91,459,000 for the 39 weeks ended November 25, 2000. The decline in gross profit in the 13 and 39 week periods is largely attributable to lower sales compared to the same periods in the prior fiscal year. In the third quarter ended November 25, 2000, approximately $2,600,000 in markdowns were taken to cover an increased amount of aged inventory and inventory in closed stores.

Selling, general and administrative expense decreased $2,557,000 to $18,630,000 (24.8% as a percentage of total net sales) for the 13 weeks ended December 1, 2001 as compared to $21,187,000 (22.5% as a percentage of total net sales) for the 13 weeks ended November 25, 2000. Selling, general and administrative expense decreased $4,231,000 to $58,589,000 (27.6% as a percentage of total net sales) for the 39 weeks ended December 1, 2001 as compared to $62,820,000 (25.1% as a percentage of total net sales) for the 39 weeks ended November 25, 2000. The decrease in both the 13 and 39 week periods results primarily from the closing of three stores during the same periods in the prior fiscal year (Boston, Massachusetts, Gurnee, Illinois and Sharonville, Ohio) and a continued focus on further expense reductions in all areas of the Company. The increase in SG&A expenses, as a percent of net sales, is primarily due to a lack of sales leverage.

Advertising expense for the 13 weeks ended December 1, 2001 decreased to $2,852,000 (3.8% as a percent of total net sales), as compared to $3,895,000 (4.1% as a percent of total net sales) in the 13 week period ended November 25, 2000. Advertising expense for the 39 weeks ended December 1, 2001 decreased to $7,010,000 (3.3% as a percent of total net sales) as compared to $8,391,000 (3.4% as a percent of total net sales) in the 39 week period ended November 25, 2000.

Occupancy costs were $4,767,000 (6.4% as a percentage of total net sales) for the 13 week period ended December 1, 2001 as compared to $5,200,000 (5.5% as a percentage of total net sales) for the 13 week period ended November 25, 2000. Occupancy costs were $14,221,000 (6.7% as a percentage of total net sales) for the 39 week period ended December 1, 2001 as compared to $16,247,000 (6.5% as a percentage of total net sales) for the 39 week period ended November 25, 2000. The decreased expenses in both the 13 and 39 week periods is largely attributable to the closing of three stores (Boston, Massachusetts, Gurnee, Illinois and Sharonville, Ohio).

Depreciation and amortization was $2,918,000 (3.9% as a percentage of total net sales) for the 13 week period ended December 1, 2001, as compared to $2,855,000 (3.0% as a percentage of total net sales) for the 13 weeks ended November 25, 2000. Depreciation and amortization for the 39 week period ended December 1, 2001 was $8,788,000 (4.1% as a percentage of total net sales), as compared to $8,605,000 (3.4% as a percentage of total net sales) for the 39 weeks ended November 25, 2000.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

During the quarter ended November 25, 2000, the Company recorded a store closing cost of $12.9 million relating to a plan to close five stores, including its store in Boston, Massachusetts (which closed October 29, 2000), and an additional lease commitment cost associated with a previously closed store.

In the 39 week period ended December 1, 2001, the Company has recovered $3,000,000 from its insurance carrier relating to an employee theft in prior periods.

For the 39 weeks ended December 1, 2001, the effective income tax rate was 35.0% as compared to 39.0% for the comparable period a year ago. The reduced income tax rate is due to the non-deductibility of officer's life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 1, 2001 was $84,068,000, an increase of $562,000 from $83,280,000 as of November 25, 2000, and the ratio of current assets to current liabilities was 2.41 to 1 at December 1, 2001 as compared to 2.28 to 1 at November 25, 2000.

Net cash provided by operating activities totaled $14,340,000 for the 39 weeks ended December 1, 2001, as compared to $3,716,000 of cash used in operating activities for the 39 weeks ended November 25, 2000. This variance primarily resulted from a lower net loss caused by an insurance recovery and an income tax refund.

Net cash used in investing activities was $7,115,000 for the 39 weeks ended December 1, 2001 as compared to $4,485,000 for the 39 weeks ended November 25, 2000.

Net cash used in financing activities was $160,000 for the 39 weeks ended December 1, 2001 as compared to $1,600,000 for the 39 weeks ended November 25, 2000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 3, 2002. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements from internally generated funds. For the 39 weeks ended December 1, 2001, the Company did not have any borrowings under the revolving credit agreement, and for the 39 weeks ended November 25, 2000, average borrowings under the revolving credit agreement were $652,000 with a weighted average interest rate of 8.0%.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ended March 2, 2002 (exclusive of the West Palm Beach shopping center). Through the 39 week period ended December 1, 2001, the Company has incurred $1,446,000 of capital expenditures not including the purchase of the West Palm Beach shopping center for $5,700,000.

The Company's Board of Directors' authorization of the repurchase of up to 15% of its outstanding shares of common stock at prevailing market prices expired on October 12, 2001. During the 39 week period ended December 1, 2001, the company purchased 23,700 shares, which represented 0.2% of its outstanding shares, at a total cost of $167,048.

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.


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



                                    SYMS CORP



        DATE: January 15, 2002       By ________________________________________
                                                  MARCY SYMS
                                            CHIEF EXECUTIVE OFFICER






        DATE: January 15, 2002       By ________________________________________
                                               ANTONE F. MOREIRA
                                       VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                       (Principal Financial and Chief Accounting
                                       Officer)