Form 10-K
period 2002-03-02
SYMS CORP
filed 2002-05-23
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark one)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           FOR THE FISCAL YEAR ENDED MARCH 2, 2002

                                       or

   { ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           COMMISSION FILE NUMBER 1-8546


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


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of Each Exchange on
    Title of Each class                                     Which Registered
-----------------------------                           ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates on May 6, 2002 was $45,144,640 based upon the closing price of such stock on that date.

As of May 2, 2002, 15,782,278 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the 2002 annual meeting of stockholders to be filed pursuant to Regulation 14A are incorporated in Part III hereof by reference.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Syms Corp operates a chain of 42 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to 42 stores and the aggregate amount of selling space in Syms stores increased from approximately 2,000 square feet to approximately 1,685,000 square feet. The Company maintains a 277,000 square foot distribution center and executive headquarters in Secaucus, New Jersey.

     The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.

DESCRIPTION OF BUSINESS

     The Syms chain of 42 apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

MERCHANDISE

     For the year ended March 2, 2002, net sales were generated by the following categories:

          Men's tailored clothes and haberdashery ...........       51%
          Women's dresses, suits, separates and accessories..       31%
          Shoes .............................................        7%
          Children's wear ...................................        8%
          Luggage, domestics and fragrances .................        3%
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

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 274 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING

     The Company's pricing policy is to affix a ticket to each item displaying Syms' selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 4.6 % of net sales. The Company also offers "dividend " prices consisting of additional price reductions on various types of merchandise.

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

EMPLOYEES

     At March 2, 2002, the Company had 2,168 employees of whom approximately 722 work part time. The Company has collective bargaining agreements with the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union which expire in the year 2003 and cover 1,616 sales and tailor employees. The Company believes its relationships with the unions are good. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store.


ITEM 2. PROPERTIES

THE STORES

   Location

     At March 2, 2002, the Company had 42 stores, 19 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

                                              LEASED/         SELLING
     STATE        LOCATION                     OWNED           SPACE
     -----        --------                     -----           -----

CONNECTICUT
                  Fairfield                    Owned           32,000
                  Hartford                    Leased           31,000

FLORIDA
                  Fort Lauderdale              Owned           44,000
                  Miami                        Owned           45,000
                  West Palm Beach              Owned           36,000
                  Tampa                        Owned           38,000
                  Kendall                     Leased           32,000

GEORGIA
                  Norcross                     Owned           51,000
                  Marietta                     Owned           39,000

ILLINOIS
                  Addison                      Owned           47,000
                  Niles                       Leased           32,000
                  Chicago                     Leased           39,000

MARYLAND
                  Baltimore                   Leased           43,000
                  Rockville                    Owned           61,000
                  Towson                      Leased           41,000

MASSACHUSETTS
                  Norwood                     Leased           36,000
                  Peabody                     Leased           39,000

MICHIGAN
                  Southfield                   Owned           46,000
                  Troy                        Leased           37,000

MISSOURI
                  St. Louis                   Leased           33,000

                                               LEASED/         SELLING
     STATE        LOCATION                      OWNED           SPACE
     -----        --------                      -----           -----

NEW YORK/NEW JERSEY
                  Park Avenue                  Leased          45,000
                  Trinity                       Owned          40,000
                  Westbury                      Owned          72,000
                  Commack                       Owned          36,000
                  Westchester                  Leased          50,000
                  Rochester                     Owned          32,000
                  Buffalo                       Owned          39,000
                  Paramus                       Owned          56,000
                  Woodbridge                   Leased          32,000
                  Secaucus                      Owned          29,000
                  Cherry Hill                   Owned          40,000
                  Lawrenceville                Leased          54,000

NORTH CAROLINA
                  Charlotte                    Leased          30,000

OHIO
                  Highland Heights             Leased          36,000

PENNSYLVANIA
                  King of Prussia               Owned          41,000
                  Monroeville                   Owned          31,000
                  Pittsburgh                   Leased          40,000

RHODE ISLAND
                  N. Cranston                  Leased          27,000

TEXAS
                  Dallas                        Owned          42,000
                  Houston                       Owned          34,000
                  Hurst                         Owned          38,000

VIRGINIA
                  Falls Church                 Leased          39,000

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

     Syms also owns land in central New Jersey in a commercial zoned area where it does not intend to build, and land and buildings and Northern Ohio at the site of a closed store.

    Lease Terms

     Nineteen of the Company's 42 stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:

                            Number of            Number of
Calendar                     Leases             Leases with          Range in Years of
Periods                    Expiring (1)        Renewal Options       Option Periods (2)
--------                   ------------        ---------------       ------------------
2002 .....................     1                     0                       0
2003 .....................     1                     0                       0
2004 .....................     1                     1                  1 - 10 years
2005 .....................     4                     4                       5
2006 .....................     1                     1                   3 - 5 years
2007 and thereafter ......    11                     7                 2.5 - 5 years

----------

(1)  The Elmsford, New York store is occupied on a month to month basis.

(2) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

     Store leases provide for a base rental of between approximately $4.00 and $18.23 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Four of the Company's stores have a percentage of sales rental as well as a fixed minimum rent. Minimum rental payments for Syms' leased stores aggregated $9,341,297 for the year ended March 2, 2002, of which $600,000 was paid to Sy Syms as fixed rent.

   Store Openings/Closings

     No new stores were opened this year. Three stores were closed this fiscal year. These stores were located in Sharonville, OH, Franklin Mills, PA and Potomac, VA.


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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The common stock of the Company (the "Common Stock") is listed for trading on the New York Stock Exchange under the symbol "SYM". The following table sets forth the high and low sales prices for the Company's Common Stock as reported by the New York Stock Exchange within the two most recent fiscal years of the Company.

                                                  HIGH             LOW
                                                  ----             ---

     Quarter ended March 2, 2002 .............   $ 6.40           $ 5.00
     Quarter ended December 1, 2001 ..........     5.80             4.85
     Quarter ended September 1, 2001 .........     6.95             5.43
     Quarter ended June 2, 2001 ..............     8.00             5.72

     Quarter ended March 3, 2001 .............   $ 5.85           $4.437
     Quarter ended November 25, 2000 .........    6.125            3.687
     Quarter ended August 26, 2000 ...........    4.625            3.375
     Quarter ended May 27, 2000 ..............    4.375            3.312


HOLDERS

     As of May 2, 2002 there were 130 record holders of the Company's Common Stock. The Company believes that there were in excess of 1,416 beneficial owners of the Company's Common Stock as of that date.

DIVIDENDS

     The Board of Directors of the Company did not declare dividends in the fiscal years ended March 2, 2002 and March 3, 2001. Payment of dividends is within the discretion of the Company's Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Consolidated Financial Statements regarding covenants in the Company's revolving credit agreement). The Company intends generally to retain earnings, if any, to fund development and growth of its business. The Company does not plan on paying dividends in the near term.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended March 2, 2002, March 3, 2001, February 26, 2000, February 27, 1999 and February 28, 1998. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.

                                                                          FISCAL YEAR ENDED
                                           --------------------------------------------------------------------------------
                                            MARCH 2,          MARCH 3,        FEBRUARY 26,     FEBRUARY 27,     FEBRUARY 28,
                                             2002               2001             2000             1999              1998
                                           ---------         ---------         ---------        ---------        ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales ..............................   $ 287,744         $ 342,316         $ 341,570        $ 343,858        $ 352,959
Net  income (loss) .....................      (2,319)           (8,333)            2,224           17,449           23,036
Net income (loss) per share - basic ....       (0.15)            (0.52)             0.14             1.00             1.30
Net income (loss)  per share - diluted..       (0.15)            (0.52)             0.14             1.00             1.29

BALANCE SHEET DATA:
Working capital ........................   $  85,961         $  86,638         $  87,812        $ 101,592        $  99,728
Total assets ...........................     276,494           276,867           300,314          298,742          294,192
Capitalized leases .....................        --                --                --               --                419
Other long term liabilities ............       2,118             2,409             2,436            1,567              964
Shareholders' equity ...................     241,457           243,935           253,428          258,760          250,870

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the Securities and Exchange Commission.


                   CRITICAL ACCOUNTING POLICIES AND ESTIMATE

     The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

     The Company believes application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

     The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in this Annual Report. The Company has identified certain critical accounting policies that are described below.

     MERCHANDISE INVENTORY - Inventories are valued at lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. Management believes that the Company's RIM and application of FIFO provides an inventory valuation which reasonably approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional markdowns may be required.

     LONG-LIVED ASSET - In evaluation of the fair value and future benefits of long-lived assets, the Company performs an analyses of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company's current estimates.

     DEFERRED TAX VALUATION ALLOWANCE - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

     The following discussion compares the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000. The fiscal years ended March 2, 2002 and February 26, 2000 were each comprised of 52 weeks. The fiscal year ended March 3, 2001 was comprised of 53 weeks.

     Fiscal Year Ended March 2, 2002 (Fiscal 2001) Compared to Fiscal Year Ended March 3, 2001 (Fiscal 2000)

     Net sales for the fiscal year ended March 2, 2002, were $287,744,000, a decrease of $54,572,000 (15.9%) as compared to net sales of $342,316,000 for the fiscal year ended March 3, 2001. The decline in sales for fiscal 2001 as compared to fiscal 2000 can be largely attributable to (1) a 13.2% decline in comparable store sales due to the difficult economic environment, (2) the extra week in fiscal 2000 which amounted to approximately $4,013,000, (3) the closing of three stores located in Boston, MA, Gurnee, IL and Sharonville, OH, which sales in fiscal 2000 amounted to approximately $9,200,000 and (4) the closing of the Trinity store located near the World Trade Center site for a period of 18 days following September 11, 2001, which store suffered a sales decline in fiscal 2001 of approximately $4,500,000.

     Gross profit for the fiscal year ended March 2, 2002 was $108,581,000, a decrease of $18,306,000 (37.7% as a percentage of net sales) as compared to $126,887,000 (37.1% as a percentage of net sales) for the fiscal year ended March 31, 2001. Although the gross profit percentage improved in fiscal 2001, the decline in sales, as noted above, accounts for the shortfall in gross profit dollars.

     Selling, general and administrative (SG&A) expense was $78,261,000 (27.2% as a percentage of net sales) for the fiscal year ended March 2, 2002 as compared to $84,810,000 (24.8% as a percentage of net sales) for the fiscal year ended March 3, 2001. The expenses of the closed stores (Gurnee, IL, Boston, MA, Sharonville, OH, Franklin Mills, PA and Potomac, VA) amounted to approximately $3,900,000, and the remainder of the decline results from greater expense efficiencies in the existing stores. The increase as a percentage of sales is due principally to a lack of sales leverage in relation to our fixed costs.

     Advertising expense for the fiscal year ended March 2, 2002 was $8,936,000 (3.1% as a percentage of net sales) as compared to $10,122,000 (3.0% as a percentage of net sales) for the fiscal year ended March 3, 2001. The decrease is primarily due to reduced advertising in certain markets.

     Occupancy costs were $18,807,000 (6.5% as a percentage of net sales) for the fiscal year ended March 2, 2002 as compared to $21,366,000 (6.2% as a percentage of net sales) for the fiscal year ended March 3, 2001. Total occupancy costs declined by approximately $2,559,000 compared to a year ago. Of this decline, $2,400,000 is attributable to the five closed stores (Gurnee, IL, Boston, MA, Sharonville, OH, Franklin Mills, PA and Potomac, VA).

     Depreciation and amortization amounted to $11,520,000 (4.0% as a percentage of net sales) for the fiscal year ended March 2, 2002 as compared to $11,468,000 (3.4% as a percentage of net sales) for the fiscal year ended March 3, 2001.

     Other income was recorded by the Company amounting to $6,289,000 as follows:

     Insurance recovery from employee theft ...............     $3,000,000
     Restitution from the employee relating to the theft ..      1,811,000
     Gain on stock due demutualization ....................      1,058,000
     Reversal of closed store lease liability .............        377,000
     Other ................................................         43,000
                                                                ----------
          Total ...........................................     $6,289,000
                                                                ==========

     During the third quarter of fiscal 2000, the Company recorded a store closing charge of $12.9 million relating to a plan to close five stores, including its store in Boston, Massachusetts, and an additional lease commitment associated with a previously closed store. The action was taken by the Company to enhance competitiveness, reduce expenses and to improve efficiencies.

     The net loss before income taxes was $2,559,000 for the fiscal year ended March 2, 2002 as compared to a net loss before income taxes of $13,661,000 for the fiscal year ended March 3, 2001. This variance is largely attributable to the recording of a store closing charge in the third quarter of fiscal 2000 for the closing of certain stores.

     For the fiscal year ended March 2, 2002, the effective income tax rate was 9.4% compared to 39% for the fiscal year ended March 3, 2001. The reduced income tax rate is due to the non-deductibility of officer's life insurance premiums.

     Fiscal Year Ended March 3, 2001 (Fiscal 2000) Compared to February 26, 2000 (Fiscal 1999)

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

     Gross profit for the fiscal year ended March 3, 2001 was $126,887,000, a decrease of $1,838,000 (37.1% as a percentage of net sales) as compared to $128,725,000 (37.7% as a percentage of net sales) for the fiscal year ended February 26, 2000. This decrease is largely due to higher markdowns taken in the third quarter of approximately $2,600,000 to cover an increased amount of aged merchandise and inventory for closed stores, which was partially offset by an improved shrinkage performance.

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

     During the third quarter of fiscal 2000, the Company recorded a store closing charge of $12.9 million relating to a plan to close five stores, including its store in Boston, Massachusetts (which closed on October 29, 2000), and an additional lease commitment associated with a previously closed store. The action was taken by the Company to enhance competitiveness, reduce expenses and to improve efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 2, 2002 was $85,961,000 a decrease of $677,000 from March 3, 2001, and the ratio of current assets to current liabilities was
3.61 to 1 as compared to 3.84 to 1 at March 3, 2001.

     Net cash provided by operating activities totaled $20,145,000 for fiscal 2002 as compared to $4,654,000 for fiscal 2001. The major reasons for the increase in cash provided by operating activities can be attributed to lower inventory levels and lower net loss compared to a year ago.

     Net cash used in investing activities was $7,985,000 for fiscal 2002 as compared to $5,691,000 for fiscal 2001. Purchases of property and equipment totaled $7,990,000 and $6,073,000 for fiscal years 2002 and 2001, respectively. The Company purchased a shopping center in West Palm Beach, FL for approximately $5,700,000 in July 2001. The Company's West Palm Beach store is located in this shopping center.

     Net cash used in financing activities was $160,000 for the fiscal year ended March 2, 2002 as compared to $1,160,000 for fiscal 2001.

     The Company has a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through May 3, 2003. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operation and expansion of stores, from internally generated funds. For the fiscal year ended March 2, 2002, under the revolving credit agreement, the borrowings peaked at $1,250,000 compared to $3,425,000 for the period ended March 3, 2001. For the fiscal year ended March 3, 2001, the average amount of borrowings under the revolving credit agreement was $488,000 with a weighted average interest rate of 8.0%.

     In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At March 2, 2002 and at March 3, 2001, the Company had $4,564,076 and $2,592,704,
respectively, in outstanding letters of credit.

     The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 1, 2003.

     The Company's Board of Directors had authorized the repurchase of up to 15% of its outstanding shares of Common Stock at prevailing market prices through October 12, 2001. During the year ended March 2, 2002, the Company has purchased 23,700 shares which represented 0.2% of its outstanding shares at a total cost of $167,048.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending March 1, 2003.

IMPACT OF INFLATION AND CHANGING PRICES

     Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

                                                                              Payments Due by Period
                                            ----------------------------------------------------------------------------------------
(in thousands of dollars)                                        Within                                                   After 5
                                               Total             1 year            2-3 years          4-5 years            years
                                            ----------------------------------------------------------------------------------------
Contractual Obligations
-----------------------
Employment Agreements ................      $ 2,900,000        $   350,000        $   800,000        $   850,000        $   900,000
                                            ----------------------------------------------------------------------------------------
Acquisition ..........................        2,155,000          2,155,000               --                 --                 --
                                            ----------------------------------------------------------------------------------------
Operating Leases .....................       67,817,277          9,173,123         15,425,533         13,929,837         29,288,784
                                            ----------------------------------------------------------------------------------------
Total Contractual Cash Obligations ...      $72,872,277        $11,678,123        $16,225,533        $14,779,837        $30,188,784
                                            ========================================================================================

                                                                       Amount of Commitment Expiration Per Period
                                            ----------------------------------------------------------------------------------------
(in thousands of dollars)                      Total
                                              Amounts            Within                                                    After 5
                                             Committed           1 year            2-3 years          4-5 years             years
                                            ----------------------------------------------------------------------------------------
Other Commercial Commitments
----------------------------
Lines of Credit, nothing outstanding..      $      --          $      --                 --                 --                 --
Letters of Credit ....................        4,564,076          4,564,076
                                            ----------------------------------------------------------------------------------------
Total Commercial Commitments .........      $ 4,564,076        $ 4,564,076               --                 --                 --
                                            ========================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. The adoption of SFQAS 141 did not have a material effect on the Company's financial position or operations in fiscal 2001, and SFAS 141 and the adoption of SFAS 142 are not anticipated to have any effect in fiscal 2002.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact that the adoption of SFAS No. 143 will have on the Company's financial position and operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have any impact on the Company's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to interest rates under its unsecured revolving credit facility. Interest on individual advances is payable quarterly at 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are filed together with this Annual Report. See Index to Consolidated Financial Statements in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

NAME                         AGE                   TITLE
----                         ---                   -----

Sy Syms(1)(2) ..............  76   Chairman of the Board and
                                     Director of the Company

Marcy Syms(1)(2) ...........  51   Chief Executive Officer / President
                                     and Director of the Company

Antone F. Moreira ..........  65   Vice President, Treasurer and Chief Financial
                                     Officer and  Director of the Company

Harvey A. Weinberg(3)(4) ...  64   Director of the Company

David A. Messer(3)(4) ......  40   Director of the Company

Wilbur L. Ross, Jr(3)(4) ...  64   Director of the Company

Ronald Zindman .............  52   Executive Vice President--General Merchandise
                                   Manager

Allen Brailsford ...........  58   Executive Vice President - Operations

Myra Butensky ..............  43   Vice President--Divisional Merchandise
                                   Manager Men's Tailored Clothing

James Donato ...............  46   Vice President - Operations

Elyse Marks ................  49   Vice President--Information Services

John Tyzbir ................  48   Vice President - Human Resources

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

     WILBUR L. ROSS, JR. has been a principal of W L Ross & Company LLC since 2000. Prior to 2000, Mr. Ross was Managing Director of Rothchild, Inc. from 1976 to 1999. He was a Director of the Company from 1983 through March 1999 and was reappointed Director in October 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 2, 2002, the end of the fiscal year covered by this Annual Report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 12 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 2, 2002, the end of the fiscal year covered by this Annual Report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 2, 2002, the end of the fiscal year covered by this Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                 PAGE NUMBER
                                                                 -----------

(a)(1)   Financial Statements:

         Independent Auditors' Report ........................        F-1
         Consolidated Balance Sheets .........................        F-2
         Consolidated Statements of Operations ...............        F-3
         Consolidated Statements of Shareholders' Equity .....        F-4
         Consolidated Statements of Cash Flows ...............        F-5
         Notes to Consolidated Financial Statements ..........        F-6

(a)(2)   Financial Statement Schedules:

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

10.36+ Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.37 Promissory note and mortgage from Syms Corp to Marcy Syms (10-K Report for fiscal year ended March 1, 1997)

10.38 First Amendment to Revolving Credit Agreement, dated as of November 24, 1997, between Syms Corp and Summit Bank. (10-K Report for fiscal year ended February 28, 1998)

10.39 Credit Program Agreement, dated January 27, 2000 between Syms Corp and Conseco Finance Corp (10K report for fiscal year ended February 26,
         2000)

10.40 Second Amendment to Revolving Credit Agreement, dated as of May 27, 2000, between Syms Corp and Fleet National Bank (successor to Summit
         Bank) (10-Q Report for quarter ended May 27, 2000)

10.41+ Amendment to the Amended and Restated Incentive Stock Option and Appreciation (10-Q Report for quarter ended November 25, 2000)

10.42 Third Amendment to Revolving Credit Agreement, dated as November 24, 2000, between Syms Corp and Fleet National Bank (successor to Summit
         Bank) (10-K Report for fiscal year ended March 3, 2001)

10.43 Fourth Amendment to Revolving Credit Agreement, dated as of May 4, 2001, between Syms Corp and Fleet National Bank (10-K Report for fiscal year ended March 3, 2001)

10.44 Promissory note and mortgage from Marcy Syms to Syms Corp dated April 1, 2001 (10-K Report for fiscal year ended March 3, 2001)

10.45* Fifth Amendment to Revolving Credit Agreement dated as of May 3, 2002, between Syms Corp and Fleet National Bank

10.46* Agreement and Plan of Reorganization, dated as of May 1, 2002, between Stanley Blacker, Inc. and Syms Corp.

21       List of Subsidiaries of the Company

23*      Consent of Deloitte & Touche LLP

(b)      Reports on Form 8-K:

During the quarter ended March 2, 2002 no reports on Form 8-K were filed.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYMS CORP

                              By:  /s/ MARCY SYMS
                                   ---------------------------------------------
                                       Marcy Syms
                                       Chief Executive Officer / President

                                                    Date: May __, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                                DATE
---------                                    -----                                ----
/s/ SY SYMS                   Chairman of the Board                             May __, 2002
-------------------------       and Director
Sy Syms


/s/ MARCY SYMS                Chief Executive Officer/President                 May __, 2002
-------------------------       and Director
Marcy Syms                      (Principal executive officer)


/s/ ANTONE F. MOREIRA         Vice President, Treasurer and
-------------------------       Chief Financial Officer and Director
Antone F. Moreira               (Principal financial and accounting officer)    May __, 2002


/s/ HARVEY A. WEINBERG        Director                                          May __, 2002
-------------------------
Harvey A. Weinberg


/s/ DAVID A. MESSER           Director                                          May __, 2002
-------------------------
David A. Messer


/s/ WILBUR L. ROSS, JR.       Director                                          May __, 2002
-------------------------
Wilbur L. Ross, Jr.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp and Subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and Subsidiaries as of March 2, 2002 and March 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

April 18, 2002

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 MARCH 2,          MARCH 3,
                                                                                                  2002              2001
                                                                                                ---------         ---------
             ASSETS
               CURRENT ASSETS:
                     Cash and cash equivalents .........................................        $  19,485         $   7,485
                     Merchandise inventories ...........................................           86,810            99,186
                     Deferred income taxes .............................................            6,514             6,252
                     Prepaid expenses and other current assets .........................            6,071             4,238
                                                                                                ---------         ---------
                                         Total current assets ..........................          118,880           117,161

               PROPERTY AND EQUIPMENT - NET ............................................          147,186           150,587

               DEFERRED INCOME TAXES ...................................................            2,309             2,924

               OTHER ASSETS ............................................................            8,119             6,195
                                                                                                ---------         ---------

               TOTAL ASSETS ............................................................        $ 276,494         $ 276,867
                                                                                                =========         =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
               CURRENT LIABILITIES:
                     Accounts payable ..................................................        $  17,867         $  16,453
                     Accrued expenses ..................................................            8,845             8,347
                     Accrued insurance .................................................            3,144             2,813
                     Obligation to customers ...........................................            3,063             2,910
                                                                                                ---------         ---------
                                         Total current liabilities .....................           32,919            30,523

               OTHER LONG TERM LIABILITIES .............................................            2,118             2,409

               COMMITMENTS (Note 8) ....................................................             --                --

               SHAREHOLDERS' EQUITY:
                     Preferred stock, par value $100 per share - authorized 1,000
                     shares; none outstanding ..........................................             --                --
                     Common stock, par value $0.05 per share - authorized 30,000 shares;
                     15,737 shares outstanding as of March 2, 2002 (net 2,152 treasury shares) and 15,760 shares outstanding as of March 3, 2001 (net of
                     2,128 treasury shares) ............................................              787               788
                     Additional paid-in capital ........................................           13,760            13,752
                     Treasury stock ....................................................          (18,987)          (18,821)
                     Retained earnings .................................................          245,897           248,216
                                                                                                ---------         ---------

                                        Total shareholders' equity .....................          241,457           243,935
                                                                                                ---------         ---------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................        $ 276,494         $ 276,867
                                                                                                =========         =========

               See notes to consolidated financial statements.


SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FISCAL YEAR ENDED
                                                     -----------------------------------------------
                                                      MARCH 2,          MARCH 3,        FEBRUARY 26,
                                                       2002              2001              2000
                                                     ---------         ---------         --------
NET SALES .....................................      $ 287,744         $ 342,316         $341,570
Cost of goods sold ............................        179,163           215,429          212,845
                                                     ---------         ---------         --------
Gross profit ..................................        108,581           126,887          128,725

EXPENSES
Selling, general and administrative ...........         78,261            84,810           83,592
Advertising ...................................          8,936            10,122          10, 210
Occupancy .....................................         18,807            21,366           20,688
Depreciation and amortization .................         11,520            11,468           10,580
Other income ..................................         (6,289)                0                0
Special charges ...............................              0            12,935                0
                                                     ---------         ---------         --------

Income (loss) from operations .................         (2,654)          (13,814)           3,655
Interest expense (income) - net ...............            (95)             (153)              10
                                                     ---------         ---------         --------
Income (loss) before income taxes .............         (2,559)          (13,661)           3,645
Provision (benefit) for income taxes ..........           (240)           (5,328)           1,421
                                                     ---------         ---------         --------

NET INCOME (LOSS) .............................      $  (2,319)        $  (8,333)        $  2,224
                                                     =========         =========         ========

Net Income (loss) Per Share - basic ...........      $   (0.15)        $   (0.52)        $   0.14
                                                     =========         =========         ========

Weighted Average Shares Outstanding - basic ...         15,741            15,950           16,351
                                                     =========         =========         ========

Net Income (loss) Per Share - diluted .........      $   (0.15)        $   (0.52)        $   0.14
                                                     =========         =========         ========

Weighted Average Shares Outstanding - diluted..         15,741            15,950           16,362
                                                     =========         =========         ========

See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
(IN THOUSANDS)

                                Preferred Stock         Common Stock         Additional
                                ---------------       ----------------          Paid          Treasury      Retained
                                Shares    Amount      Shares    Amount         Capital          Stock       Earnings         Total
                                ------    ------      ------    ------       ----------       --------      ---------      --------
BALANCE AS OF
      FEBRUARY 27, 1999 ....     --       $ --        17,024    $  851         $ 13,752       $(10,168)      $254,325      $258,760

Stock buyback ..............     --         --        (1,064)      (53)            --           (7,503)          --          (7,556)

Net income .................     --         --          --        --               --            --            2,224          2,224
                               ------     ------      ------    ------         --------       --------       --------      --------

BALANCE AS OF
     FEBRUARY 26, 2000 .....     --         --        15,960       798           13,752        (17,671)       256,549       253,428

Stock buyback ..............     --         --          (200)      (10)            --           (1,150)          --          (1,160)

Net loss/income ............     --         --          --        --               --             --           (8,333)       (8,333)
                               ------     ------      ------    ------         --------       --------       --------      --------

BALANCE AS OF
     MARCH 3, 2001 .........     --         --        15,760       788           13,752        (18,821)       248,216       243,935

Exercise of stock options ..     --         --             1      --                  8           --             --               8

Stock buyback ..............     --         --           (24)       (1)            --             (166)          --            (167)

Net loss/income ............     --         --          --        --               --             --           (2,319)       (2,319)
                               ------     ------      ------    ------         --------       --------       --------      --------

BALANCE AS OF
     MARCH 2, 2002 .........     --       $ --        15,737    $  787         $ 13,760       $(18,987)      $245,897      $241,457
                               ======     ======      ======    ======         ========       ========       ========      ========


See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                              ---------------------------------------------
                                                              March 2,         March 3,        February 26,
                                                                2002             2001             2000
                                                              --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................      $ (2,319)        $ (8,333)        $  2,224
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization ..........................        11,520           11,468           10,580
Deferred income taxes ..................................           353           (5,039)          (1,103)
Loss (gain) on sale of property and equipment ..........           253             (337)            (139)
Fixed asset allowance adjustment .......................          (386)            --               --
Non cash impairment charge .............................          --              6,473             --
(Increase) decrease in operating assets:
   Merchandising inventories ...........................        12,376           17,171           13,081
   Prepaid expenses and other current assets ...........        (1,833)          (1,236)             751
   Other assets ........................................        (1,924)          (1,559)             637
Increase (decrease) in operating liabilities:
  Accounts payable .....................................         1,414          (10,921)           8,106
  Accrued expenses .....................................           829           (3,183)           1,844
  Obligations to customers .............................           153              177             (718)
  Other long term liabilities ..........................          (291)             (27)             869
                                                              --------         --------         --------
          Net cash provided by operating activities ....        20,145            4,654           36,132
                                                              --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .....................        (7,990)          (6,073)         (19,203)
Proceeds from sale of property and equipment ...........             5              382              152
                                                              --------         --------         --------
          Net cash used in investing activities ........        (7,985)          (5,691)         (19,051)
                                                              --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares ............................          (167)          (1,160)          (7,556)
Repayments of obligations under capital lease ..........          --               --               (419)
Revolving line of credit (repayments) borrowings .......          --               --             (2,350)
Exercise of options ....................................             7             --               --
                                                              --------         --------         --------
          Net cash used in financing activities ........          (160)          (1,160)         (10,325)
                                                              --------         --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        12,000           (2,197)           6,756
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........         7,485            9,682            2,926
                                                              --------         --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............      $ 19,485         $  7,485         $  9,682
                                                              ========         ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized) ................      $    299         $    311         $    191
                                                              ========         ========         ========
   Income taxes paid, net of refunds ...................      $  3,127         $  1,827         $    694
                                                              ========         ========         ========

See notes to consolidated financial statements.

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 2, 2002, MARCH 3, 2001 AND FEBRUARY 26, 2000
---------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPAL BUSINESS - Syms Corp and subsidiaries (the "Company") operate a chain of 42 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. ACCOUNTING PERIOD - The fiscal years ended March 2, 2002 and February 26, 2000 were comprised of 52 weeks. The fiscal year ended March 3, 2001 was comprised of 53 weeks.

d. CASH AND CASH EQUIVALENTS - Syms Corp considers credit card receivables and all short-term investments with an original maturity of three months or less as cash equivalents.

e. MERCHANDISE INVENTORIES - Merchandise inventories are stated at the lower of cost or market on a first-in first- out (FIFO) basis, as determined by the retail inventory method.

f. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are principally determined by the straight-line method over the following estimated useful lives:

     Buildings and improvements ..  15 - 39 years
     Machinery and equipment .....   4 -  7 years
     Furniture and fixtures ......   7 - 10 years
     Leasehold improvements ......  Lesser of life of the asset or life of lease

g. INCOME TAXES - Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at year end.

h. OBLIGATION TO CUSTOMERS - Obligations to customers represent credits issued for returned merchandise as well as gift certificates.

i. USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventory provision, sales return, self-insurance accruals and lives of long-lived assets. Actual results could differ from those estimates.

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

l. COMPREHENSIVE INCOME - Comprehensive income is equivalent to the Company's net income for fiscal years 2001, 2000 and 1999.

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

                                                                     Fiscal Year
                                                             ----------------------------
                                                             2001        2000        1999
                                                             ----        ----        ----

     Men's tailored clothes and haberdashery .............     51%         54%         54%
     Women's dresses, suits, separates and accessories ...     31%         31%         30%
     Shoes ...............................................      7%          6%          7%
     Children's wear .....................................      8%          7%          7%
     Luggage, domestics and fragrances ....................     3%          2%          2%
                                                              ---         ---         ---
                                                              100%        100%        100%

     The Company does not rely on any major customers as a source of revenue.

n. COMPUTER SOFTWARE COSTS - Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires capitalization of costs of software developed or purchased for internal use. The Company adopted the SOP for 1999 which resulted in the capitalization of software development costs of approximately $4,428,000. The after tax effect on net income in 1999 was approximately $2,399,000 or $.15 per diluted share.

o. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - During the first quarter of 2001, the Company adopted SFAS No. 133 and 183, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities requiring all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 138 is an amendment to SFAS 133, which amended or modified certain issues discussed in SFAS 133. Implementation of SFAS 133 and SFAS 138 did not have a material impact on the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. The adoption of SFAS 141 did not have a material effect on the Company's financial position or operations in fiscal 2001, and SFAS 141 and the adoption of SFAS 142 are not anticipated to have any effect in fiscal 2002.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have any impact on the Company's financial statements.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:
                                                      MARCH 2,        MARCH 3,
                                                        2002            2001
                                                      --------        --------

(IN THOUSANDS)

Land ............................................     $ 44,855        $ 40,584
Buildings and building improvements .............      119,724         115,788
Leasehold and leasehold improvements ............       39,713          44,793
Machinery and equipment .........................       31,003          30,077
Furniture and fixtures ..........................       20,811          21,480
Construction in progress ........................        2,372           1,248
                                                      --------        --------
                                                       258,478         253,970
Less accumulated depreciation and amortization ..      111,292         103,383
                                                      --------        --------
                                                      $147,186        $150,587
                                                      ========        ========

Included in property and equipment is property held for sale with a net book value of approximately $1,474,249 and $1,577,828 at 2001 and 2000, respectively.

The Company has entered into an agreement to sell its store (including the real property) located in Dallas, Texas to Wal-Mart Stores, Inc. The closing of this sale is subject to certain zoning changes. The Company is unable to determine at this time whether such approval will be granted. If such approvals are granted, the Company has selected a site where it will relocate its existing Dallas store.


NOTE 3 - INCOME TAXES

     The provision (benefit) for income taxes is as follows:

                                 FISCAL YEAR ENDED
                      -----------------------------------------
                      March 2,        March 3,      February 26,
                       2002             2001           2000
                      -------         -------         -------
                                         (In thousands)

     Current:
       Federal .....  $  (593)        $  --           $ 2,366
       State ......      --              (289)            158
                      -------         -------         -------
                         (593)           (289)          2,524
                      -------         -------         -------

     Deferred:
       Federal ....       318          (4,047)           (190)
        State .....        35            (992)           (913)
                      -------         -------         -------
                          353          (5,039)         (1,103)
                      -------         -------         -------
                      $  (240)        $(5,328)        $ 1,421
                      =======         =======         =======


The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                   FISCAL YEAR ENDED
                                         --------------------------------------
                                         MARCH 2,     MARCH 3,      FEBRUARY 26,
                                          2002          2001          2000
                                         ------        ------        ------
Statutory Federal income tax rate ..     (35.0%)       (35.0%)        35.0%
State taxes, net of Federal income
  tax benefits .....................      (0.1%)        (8.1%)       (10.3)
Officers' life insurance ...........      26.2%          4.1%         14.3
Other ..............................       (.5)          0             0
                                         =====         =====          ====

Effective income tax rate ..........      (9.4%)       (39.0%)        39.0%
                                         =====         =====          ====

     The composition of the Company's deferred tax assets and liabilities is as follows:

                                                                                         FISCAL YEAR ENDED
                                                                                     ------------------------
                                                                                     MARCH 2,        MARCH 3,
                                                                                      2002            2001
                                                                                     -------         -------
                                                                                        (In thousands)
Deferred tax assets:
     Capitalization of inventory costs ......................................        $ 1,261         $ 1,266
     Accounts receivable ....................................................             76              76
     Reserves not currently deductible for tax purposes .....................          3,384             714
     Net operating losses ...................................................          1,918           4,559
     Other ..................................................................          2,689           3,174
                                                                                     -------         -------
     Total deferred tax assets ..............................................          9,328           9,789

Deferred tax liability:
     Depreciation method and different estimated lives ......................             (1)           (536)
     Other ..................................................................           (504)            (77)
                                                                                     -------         -------
     Total deferred tax liabilities .........................................           (505)           (613)
                                                                                     -------         -------
     Net ....................................................................        $ 8,823         $ 9,176
                                                                                     =======         =======

     Current deferred tax asset .............................................        $ 6,514         $ 6,252
     Long term deferred tax asset (net of non-current deferred tax liability)          2,309           2,924
                                                                                     -------         -------
     Net ....................................................................        $ 8,823         $ 9,176
                                                                                     =======         =======

At March 2, 2002 the Company had state net operating loss carry forwards resulting in a deferred tax asset of $2,000,000. These net operating losses expire beginning 2006.


NOTE 4 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through May 3, 2003. Interest on individual advances is payable quarterly at 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. There were no outstanding borrowings against this agreement at the end of the fiscal years March 2, 2002 and March 3, 2001.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of March 2, 2002.

Total interest charges incurred for the years ended March 2, 2002, March 3, 2001 and February 26, 2000, including amounts related to capital leases, were $302,000, $319,000 and $577,000, respectively, of which $14,000 and $40,000 were capitalized in fiscal 2000 and 1999, respectively, in connection with the construction of new facilities. There was no capitalized interest for fiscal 2001.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At March 2, 2002 and at March 3, 2001 the Company had $4,564,076 and $2,592,704,
respectively, in outstanding letters of credit.


NOTE 5 - OTHER INCOME

Other income was recorded by the Company amounting to $6,289,000 as outlined below:

     Insurance recovery from employee theft ................    $3,000,000
     Restitution from the employee relating to the theft ...     1,811,000
     Gain on stock due demutualization .....................     1,058,000
     Reversal of closed store lease liability ..............       377,000
     Other .................................................        43,000
                                                                ----------
     Total .................................................    $6,289,000
                                                                ==========


NOTE 6 - STORE CLOSING COSTS

During the third quarter of fiscal 2000, the Company recorded a store closing cost of $12.9 million relating to a plan to close five stores, including its Boston, Massachusetts store (which closed October 29, 2000), and an additional lease commitment cost associated with a previously closed store. The action was taken by the Company to enhance competitiveness, reduce expenses and to improve efficiencies. The Company anticipates other stores will close in the next twelve months. The charges and related remaining accruals consist of the following (in thousands):

                                                     Amount remaining      Amount remaining
                                         Charges     At March 3, 2001      At March 2, 2002
                                         -------     ----------------      ----------------
Store closing costs:
     Lease commitments .............     $ 6,033           $1,077               $600
     Impairment of property &
     equipment (non cash) ..........       6,417            --                  --
     Severance and other employee
     benefits ......................         160             14                 --
     Other .........................         325            342                   83
                                         -------         ------                 ----
     Total .........................     $12,935         $1,433                 $683
                                         =======         ======                 ====

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


NOTE 7 - FAIR VALUE DISCLOSURES

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

The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 2, 2002 and March 3, 2001 due to the short-term maturities of these instruments.


NOTE 8 - PENSION AND PROFIT SHARING PLANS

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

The following information on the Company's pension plan is provided:

                                                           MARCH 2,     MARCH 3,
                                                             2002         2001
                                                           -------      -------
                                                               (In thousands)
CHANGE IN BENEFIT OBLIGATION:
     Net benefit obligation at beginning of year ......    $ 6,029      $ 5,195
     Service cost .....................................        532          510
     Interest cost ....................................        424          385
     Actuarial loss ...................................         85          183
     Gross benefits paid ..............................       (278)        (244)
                                                           -------      -------
     Net benefit obligation at end of year ............    $ 6,792      $ 6,029
                                                           =======      =======

CHANGE IN PLAN ASSETS:
     Fair value of plan assets at beginning of year ...    $ 5,814      $ 5,684
     Employer contributions ...........................        357          345
     Gross benefits paid ..............................       (278)        (244)
     Actual return on plan assets .....................       (338)          29
                                                           -------      -------
     Fair value of plan assets at end of year .........    $ 5,555      $ 5,814
                                                           =======      =======

     Funded status at end of year .....................    $(1,237)     $  (214)
     Unrecognized net actuarial loss (gain) ...........        737         (199)
     Unrecognized transition amount ...................       --            (25)
                                                           -------      -------
     Accrued benefit costs ............................    $  (500)     $  (438)
                                                           =======      =======


Pension expenses includes the following components:


                                                                  FISCAL YEAR ENDED
                                                      ----------------------------------------
                                                      MARCH 2,        MARCH 3,    FEBRUARY 26,
                                                        2002            2001         2000
                                                      --------       --------     ------------
                                                                   (IN THOUSANDS)
COMPONENTS OF NET
PERIODIC BENEFIT COST:
Service cost ..................................        $ 532          $ 510          $ 437
Interest cost .................................          424            385            356
Return on assets ..............................          338            (29)          (603)
Amortization of (gain) loss ...................         (877)          (504)           125
                                                       -----          -----          -----
Net periodic benefit cost .....................        $ 417          $ 362          $ 315
                                                       =====          =====          =====

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate .................................          7.0%          7.25%         7.75%
Rate of compensation increase .................          4.5%          4.50%         4.50%


     The expected long-term rate of return on plan assets was 8.5% for all years.

b. PROFIT-SHARING AND 401(K) PLAN - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan during the fiscal years ended March 2, 2002 and March 3, 2001. However, profit-sharing contributions were made in the amounts of $18,900 for year ended February 26, 2000.


NOTE 9 - COMMITMENTS

a. LEASES - The Company has various operating leases for its retail stores, with terms expiring between 2002 and 2011. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

Future minimum lease payments at March 2, 2002 are as follows:

                                                                OPERATING
                                                                 LEASES
                                                              ------------
     2002 ..................................................   $ 9,173,123
     2003 ..................................................     7,901,100
     2004 ..................................................     7,524,433
     2005 ..................................................     7,527,975
     2006 ..................................................     6,401,862
     2007 and thereafter ...................................    29,288,784
                                                              ------------
     Total minimum payments ................................  $ 67,817,277
                                                              ============


Rent expense for operating leases are as follows:

                                              FISCAL YEAR ENDED
                                  --------------------------------------------
                                  MARCH 2,         MARCH 3,        FEBRUARY 26,
                                    2002             2001             2000
                                  --------         --------         --------
                                                (IN THOUSANDS)
Minimum rentals due ...........   $  9,341         $ 11,131         $ 10,477
Escalation rentals accrued ....        324              516              868
Contingent rentals ............        (20)              15               16
Sublease rentals ..............       (360)            (528)            (512)
                                  --------         --------         --------
                                  $  9,285         $ 11,134         $ 10,849
                                  ========         ========         ========

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


NOTE 10 - PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, in one or more series of preferred stock. The Board of Directors is authorized to establish the number of shares to be included in each such series, and to fix the designation, relative rights, preferences, qualifications and limitations of the shares of each such series.


NOTE 11 - STOCK OPTION PLAN

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

                                                 2001         2000         1999
                                               -------      -------       ------

Net Income (loss) (in thousands) .........     ($2,507)     ($8,892)      $1,893
Net Income (loss) per share - basic ......     ($  .16)     ($  .56)      $ 0.12
Net Income (loss) per share - diluted ....     ($  .16)     ($  .56)      $ 0.12

     This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1999: risk-free interest rate of 6.47 expected life 5 and 10 years, expected volatility of 35.38% and dividend yield 0%. There were no stock options granted in fiscal 2001 and 2000. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Stock option transactions are summarized below:

                                                                           FISCAL YEAR ENDED
                                          -------------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          -------------------------------------------------------------------------------
                                               MARCH 2, 2002              MARCH 3, 2001              FEBRUARY 26, 2000
                                          ----------------------      ----------------------      -----------------------
                                                        WEIGHTED                    WEIGHTED                    WEIGHTED
                                          FISCAL        AVERAGE       FISCAL        AVERAGE       FISCAL        AVERAGE
                                           2001         EXERCISE       2000         EXERCISE       1999         EXERCISE
FIXED OPTIONS                             SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                          ------        --------      ------        --------      ------        ---------
Outstanding
     beginning of year ..............     1,106         $   7.24      1,184         $   7.33        493         $   10.01
     Granted ........................      --               --         --               --          724              5.63
     Exercised ......................        (1)            5.62       --               --            0              0.00
     Cancelled ......................       (45)            5.63        (78)            8.64        (33)             9.98
-------------------------------------------------------------------------------------------------------------------------
Outstanding, end of period ..........     1,060         $   7.24      1,106         $   7.24      1,184         $    7.33
=========================================================================================================================
Options exerciseable at year end ....       786         $   7.76        672         $   8.19        550         $    9.02

Weighted-average fair value of
  options granted during the year ...                       --                          --                      $    2.36


The following table summarizes information about stock options outstanding at March 2, 2002:

                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
--------------------------------------------------------     -------------------
                                        WEIGHTED-AVERAGE
                       NUMBER               REMAINING              NUMBER
   RANGE OF        OUTSTANDING AT         CONTRACTURAL         EXERCISABLE AT
EXERCISE PRICES    MARCH 2, 2002          LIFE (YEARS)         MARCH 2, 2002
---------------    --------------       ----------------       --------------
    5.625 ........     654,050                 7.7                 392,430
    8.00 .........      87,500                 4.6                  75,000
    8.50 .........      25,100                 0.6                  25,100
    9.75 .........      50,000                 1.3                  50,000
    9.88 .........      25,000                 5.2                  25,000
   10.625 ........       5,650                 1.1                   5,650
   10.6875 .......     200,000                 6.6                 200,000
   11.50 .........      12,500                 0.1                  12,500
                     ---------                                     -------
                     1,059,800                                     785,680

NOTE 12 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share have been computed as follows:


                                         FISCAL 2001    FISCAL 2000      FISCAL 1999
                                         -----------   ------------      -----------
BASIC NET INCOME PER SHARE:

Net Income (loss) .....................    ($ 2,319)     ($ 8,333)        $ 2,224
Average shares outstanding ............      15,741        15,950          16,351

Basic net income (loss) per share .....    ($  0.15)     ($  0.52)        $  0.14

DILUTED NET INCOME PER SHARE:

Net Income (loss) .....................    ($ 2,319)     ($ 8,333)        $ 2,224

Average shares outstanding ............      15,741        15,950          16,351
Stock options .........................           0             0              11
                                           --------       -------         -------
Total average equivalent shares .......      15,741        15,950          16,362

Diluted net income (loss) per share ...    ($  0.15)     ($  0.52)        $   .14

Options to purchase 1,060,000, 1,106,000 and 367,000 shares of common stock at prices ranging from $5.625 to $10.6875 per share were outstanding in 2001, 2000 and 1999, respectively, but were not included in the computation of diluted net income (loss) per share because the exercise price of the options exceed the average market price and would have been antidilutive.


NOTE 13 - RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the expenses relating to a real estate capital lease with an officer for the Elmsford, New York store, which lease expired November 30, 1999 and which property is now occupied by the Company on a month-to-month basis. During fiscal year 2001 and 2000 the Company paid to Sy Syms $600,000 in fixed rent. The Company recorded depreciation and interest expenses associated with the capital lease in fiscal 1999 of $100 and $31, respectively.

On April 2, 2001, the Company loaned the Marcy Syms Revocable Trust $800,000. The loan is evidenced by the Trust's ten-year Note which is guaranteed by Ms. Syms and is secured by a first priority mortgage on the real estate which Ms. Syms owns in Westchester County. The Note bears interest at the rate of 5.43% per annum (the then applicable federal long-term rate) payable annually.

On January 10, 2002, an independent audit committee of the Board of Directors was established to review the potential acquisition of Stanley Blacker, Inc. a corporation owned by the Sy Syms Revocable Living Trust. This committee obtained an independent appraisal as to the fair market value of the business enterprise of Stanley Blacker, Inc. and on

April 18, 2002, the Board of Directors approved the acquisition based on the independent committee's recommendation to acquire the assets of Stanley Blacker, Inc. The assets of Stanley Blacker, Inc. consisted substantially of trademarks and trade names licensed to third party manufacturers of clothing and accessories. The acquisition of such assets was consummated on May 1, 2002, for a purchase price consisting of $250,000 paid in cash, $250,000 paid by the issuance of 44,138 shares o the Company's Common Stock and the balance by the taking of the assets subject to a note payable to Fleet National Bank in the principal amount of $1,655,000 together with interest thereon of approximately $11,355.14, which note was paid in full by the Company.


NOTE 14 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                          QUARTER
                                                  ----------------------------------------------------------
                                                   FIRST            SECOND           THIRD           FOURTH
                                                  --------         --------         --------         -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED MARCH 2, 2002
   Net sales .................................    $ 71,554         $ 65,319         $ 75,043         $75,828
   Gross profit ..............................      29,470           22,474           29,819          26,818
   Net income (loss) .........................        (777)          (2,077)             425             110
   Net income (loss) per share  -  basic .....       (0.05)           (0.13)            0.03            0.01
   Net income (loss) per share  -  diluted ...       (0.05)           (0.13)            0.17            0.01

                                                                          QUARTER
                                                  ----------------------------------------------------------
                                                   FIRST            SECOND           THIRD           FOURTH
                                                  --------         --------         --------         -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED MARCH 3, 2001
   Net sales .................................    $ 81,192         $ 74,621         $ 94,309         $92,194
   Gross profit ..............................      31,317           26,725           33,417          35,428
   Net income (loss) .........................         144           (2,976)          (7,699)          2,198
   Net income (loss) per share  -  basic .....        0.01            (0.19)           (0.48)           0.14
   Net income (loss) per share  -  diluted ...        0.01            (0.19)           (0.48)           0.14