Form 10-Q
period 2002-06-01
SYMS CORP
filed 2002-07-09
CIK 724742

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

                   for the quarterly period ended JUNE 1, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ___________ to ____________

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


                                 NOT APPLICABLE
             -----------------------------------------------------
                          (Former Name, Former Address
             and Former Fiscal Year, if Changed Since Last Report)


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


     At July 8, 2002 the latest practicable date, there were 15,782,278 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          June 1, 2002, March 2, 2002 and June 2, 2001 ...................  1

          Condensed Consolidated Statements of Operations for the
          13 Weeks Ended June 1, 2002 and June 2, 2001 ...................  2

          Condensed Consolidated Statements of Cash Flows for the
          13 Weeks Ended June 1, 2002 and June 2, 2001 ...................  3

          Notes to Condensed Consolidated Financial Statements ........... 4-5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................... 6-7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk ...... n/a

PART II.  OTHER INFORMATION ..............................................  8

          Item 1.  Legal Proceedings
          Item 2.  Changes In Securities and Use of Proceeds
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES ...............................................................  8


                                                                                                  ----------------------------
                                                                                                   SYMS CORP AND SUBSIDIARIES
                                                                                                  ----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                               JUNE 1,           MARCH 2,           JUNE 2,
                                                                                2002              2002               2001
                                                                             (Unaudited)         (NOTE)           (Unaudited)
                                                                             -----------        ---------         -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents .............................................    $  33,264         $  19,485         $  23,306
   Merchandise inventories ...............................................       94,854            86,810           109,797
   Deferred income taxes .................................................        6,514             6,514             6,472
   Prepaid expenses and other current assets .............................        3,724             6,071             3,599
                                                                              ---------         ---------         ---------
     TOTAL CURRENT ASSETS ................................................      138,356           118,880           143,174
PROPERTY AND EQUIPMENT - Net .............................................      145,490           147,186           147,747
DEFERRED INCOME TAXES ....................................................        4,392             2,309             3,170
OTHER ASSETS .............................................................        8,659             8,119             7,710
                                                                              ---------         ---------         ---------
     TOTAL ASSETS ........................................................    $ 296,897         $ 276,494         $ 301,801
                                                                              =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ......................................................    $  36,188         $  17,867         $  41,881
   Accrued expenses ......................................................       10,224             8,845             8,918
   Accrued insurance .....................................................        2,907             3,144             2,977
   Obligations to customers ..............................................        3,022             3,063             2,871
                                                                              ---------         ---------         ---------
     TOTAL CURRENT LIABILITIES ...........................................       52,341            32,919            56,647

OTHER LONG TERM LIABILITIES ..............................................        2,140             2,118             2,156
                                                                              ---------         ---------         ---------
SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share. Authorized 1,000
   shares; none outstanding ..............................................         --                --                --
   Common stock, par value $0.05 per share.  Authorized 30,000 shares; 15,782 shares outstanding (net of 2,152 in treasury shares)
   on June 1, 2002, 15,737 shares outstanding as of March 2, 2002
   (net of 2,152 treasury shares) and 15,737 shares outstanding
   (net of 2,152 treasury shares) on June 2, 2001 ........................          793               787               787
   Additional paid-in capital ............................................       14,007            13,760            13,759
   Treasury Stock ........................................................      (18,987)          (18,987)          (18,987)
   Retained earnings .....................................................      246,603           245,897           247,439
                                                                              ---------         ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY ..........................................      242,416           241,457           242,998
                                                                              ---------         ---------         ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................    $ 296,897         $ 276,494         $ 301,801
                                                                              =========         =========         =========

NOTE: The balance sheet at March 2, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                                                          13 WEEKS ENDED
                                                    -------------------------
                                                     JUNE 1,          JUNE 2,
                                                      2002             2001
                                                    --------         --------
                                                            (Unaudited)

Net sales ......................................    $ 67,950         $ 71,554
Cost of goods sold .............................      38,853           42,084
                                                    --------         --------
Gross profit ...................................      29,097           29,470

Expenses:
Selling, general and administrative ............      18,765           20,501
Advertising ....................................       2,244            2,647
Occupancy ......................................       4,501            4,740
Depreciation and amortization ..................       2,810            2,947
Other income ...................................        (454)            --
                                                    --------         --------
Income (loss) from operations ..................       1,231           (1,365)

Interest income ................................         (54)             (92)
                                                    --------         --------
Income (loss) before income taxes ..............       1,285           (1,273)
Provision (benefit) for income taxes ...........         578             (496)
                                                    --------         --------
Net income (loss) ..............................    $    707         $   (777)
                                                    ========         ========
Net income (loss) per share-basic ..............    $   0.04         $  (0.05)
                                                    ========         ========
Weighted average shares outstanding-basic ......      15,754           15,751
                                                    ========         ========
Net income (loss) per share-diluted ............    $   0.04         $  (0.05)
                                                    ========         ========
Weighted average shares outstanding-diluted ....      15,754           15,751
                                                    ========         ========

See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                              13 WEEKS ENDED
                                                            -------------------
                                                            JUNE 1,     JUNE 2,
                                                             2002        2001
                                                            -------     -------
                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................   $   707     $  (777)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization .........................     2,810       2,947
  Deferred income taxes .................................      --          (466)
  (Gain)/loss of disposal of assets .....................       (94)         11
  (Increase) decrease in operating assets:
    Merchandising inventories ...........................    (8,044)    (10,611)
    Prepaid expenses and other current assets ...........     2,451         639
    Other assets ........................................      (540)     (1,526)
  Increase (decrease) in operating liabilities:
    Accounts payable ....................................    18,321      25,428
    Accrued expenses ....................................     1,069         696
    Other long term liabilities .........................        22        (253)
                                                            -------     -------
      Net cash provided by operating activities .........    16,702      16,088
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Stanley Blacker, Inc. acquisition .....................    (1,906)       --
  Expenditures for property and equipment ...............    (1,020)       (107)
                                                            -------     -------
      Net cash used in investing activities .............    (2,926)       (107)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options/Issuance of stock .................         3           7
  Stock repurchase ......................................      --          (167)
                                                            -------     -------
      Net cash used in financing activities .............         3        (160)
                                                            -------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............    13,779      15,821
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........    19,485       7,485
                                                            -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................   $33,264     $23,306
                                                            =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized) ................   $  --       $   271
                                                            =======     =======
    Income taxes paid (refunds received) ................   $  --       $    43
                                                            =======     =======
    Stanley Blacker, Inc. acquisition financed
      through stock .....................................   $   250     $  --
                                                            =======     =======

See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 WEEKS ENDED JUNE 1, 2002 AND JUNE 2, 2001
--------------------------------------------------------------------------------

(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 42 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended June 1, 2002 is not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 2, 2002.

NOTE 3 - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending March 2, 2002 was comprised of 52 weeks. The fiscal year ended March 1, 2003 will be comprised of 52 weeks.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through May 3, 2003. Interest on individual advances is payable quarterly at 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. As of June 1, 2002, March 2, 2002 and June 2, 2001 there were no outstanding borrowings under this agreement.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was in compliance with all covenants as of June 1, 2002.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At June 1, 2002, March 2, 2002 and June 2, 2001 the Company had $4,523,000, $4,564,000
and $5,215,000 respectively, in outstanding letters of credit.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


NOTE 6 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share has been computed as follows:

                                          JUNE 1,         JUNE 2,
                                           2002            2001
                                         --------        --------

Basic net income per share

Net income (loss) ...................    $    707        $   (777)
Average shares outstanding ..........      15,754          15,751
Basic net income (loss) per share ...    $   0.04        $  (0.05)


Diluted net income per share:

Net income (loss) ...................    $    707        $   (777)
Average shares outstanding ..........      15,754          15,751
Stock options .......................        --              --

Total average equivalent shares .....      15,754          15,751


Diluted net income per share ........    $   0.04        $  (0.05)

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 1,060,000 and 1,077,000 shares of common stock at prices ranging from $5.63 to $11.50 per share were outstanding as of June 1, 2002 and June 2, 2001, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been antidilutive.

NOTE 7 - SPECIAL CHARGES

During the third quarter of fiscal 2000, the Company recorded a store closing cost of $12,935,000 relating to a plan to close five stores and an additional lease commitment cost associated with a previously closed store. As of June 1, 2002, the amount remaining in the closed store accrual recorded in the third quarter of fiscal 2000 is $307,000, primarily relating to severance and lease obligations, which will be paid out periodically through January, 2004. The total restructuring accrual at June 1, 2002 of $307,000 is included within accrued expenses.

NOTE 8 - STANLEY BLACKER, INC. ACQUISITION

On January 10, 2002, an independent committee of the Board of Directors was established to review the potential acquisition of Stanley Blacker, Inc., a corporation owned by The Sy Syms Revocable Living Trust. This committee obtained an independent appraisal as to the fair market value of the business enterprise of Stanley Blacker, Inc., and on April 18, 2002, the Board of Directors approved the acquisition based on the independent committee's recommendation to acquire the assets of Stanley Blacker, Inc. The assets of Stanley Blacker, Inc. consisted substantially of trademarks and trade names licensed to third party manufacturers of clothing and accessories. The acquisition of such assets was consummated on May 1, 2002, for a purchase price consisting of $250,000 paid in cash, $250,000 paid by the issuance of 44,138 shares of the Company's common stock and the balance by taking of the assets subject to a note payable to Fleet National Bank in the principal amount of $1,655,000 together with interest thereon of approximately $11,355, which note was paid in full by the Company. The Company's financial statements include the results of operations of Stanley Blacker, Inc. from the date of acquisition.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


Purchase Price:
---------------

Cash ...........................................   $1,905,000
Stock ..........................................      250,000
Purchase price .................................    2,155,000


Preliminary Allocation of Purchase Price
----------------------------------------
Receivables ....................................   $  104,000
Deferred Tax Assets ............................    2,083,000
Payables .......................................       32,000


The following unaudited consolidated pro forma results of operations of the Stanley Blacker, Inc. for the 13 weeks ended June 1, 2002 and June 2, 2001 give effect to the Stanley Blacker, Inc. acquisition as if it occurred at the beginning of the period presented (in thousands, except per share amounts):

                                                   Thirteen Weeks Ended
                                                 ----------------------------
                                                 June 1, 2002    June 2, 2001
                                                 ------------    ------------

Revenues ........................................    $ 176         $   206
Income (loss) before income taxes ...............      128             (88)
Net Income (loss) ...............................       73            (149)
Net Income (loss) per diluted common share ......    $0.00           (0.01)

NOTE 9 - OTHER INCOME

Other income was recorded by the Company amounting to approximately $450,000 resulting from restitution on an employee theft and partial insurance recovery related to business interruption at the Trinity store.

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has determined that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

NOTE 11 - NEW ACCOUNTING STANDARDS

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

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

The Quarterly Report (including but not limited to factors discussed below, in the Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

     The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in the Annual Report for the year ended March 2, 2002. The Company has identified certain critical accounting policies that are described below.

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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

     LONG-LIVED ASSET - In evaluation of the fair value and future benefits of long-lived assets, the Company performs analyses of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company's current estimates.

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

RESULTS OF OPERATIONS

13 Weeks Ended June 1, 2002 Compared to 13 Weeks Ended June 2, 2001

Net sales of $67,950,000 for the 13 weeks ended June 1, 2002 decreased $3,604,000 (5.0%) as compared to net sales of $71,554,000 for the 13 weeks ended June 2, 2001. The closing of the Franklin Mills, PA, Potomac, VA and Sharonville, OH stores amounted to approximately $2,191,000 of the decrease in the first quarter of 2002. Comparable store sales decreased 2.2% from the comparable 13 week period in fiscal 2001. The Trinity store, located near the World Trade Center, closed for a period of 18 days following September 11, 2001 and suffered a sales decline of $666,000 or 19% compared to the 13 week period a year ago.

Gross profit for the 13 weeks ended June 1, 2002 was $29,097,000 (42.8% as a percentage of net sales), a decrease of $373,000 as compared to $29,470,000 (41.2% as a percentage of net sales) for the fiscal period ended June 2, 2001. Although such gross profit percentage improved from 41.2% to 42.8%, the decline in overall gross profit is largely attributable to the decline in the Company's net sales. The gross profit percentage improved due to less markdowns on merchandise sold.

Selling, general and administrative expense decreased $1,736,000 to $18,765,000 (27.6% as a percentage of net sales) for the 13 weeks ended June 1, 2002. The expenses of the closed stores (Sharonville, OH, Franklin Mills, PA and Potomac, VA) amounted to approximately $700,000 and the remainder of the decline results from greater expense efficiencies in the existing stores.

Advertising expense for the 13 weeks ended June 1, 2002 decreased to $2,244,000 (3.3% as a percentage of net sales) as compared to $2,647,000 (3.7% as a percentage of net sales) for the 13 weeks ended June 2, 2001.

Occupancy costs were $4,501,000 (6.6% as a percentage of net sales) for the 13 week period ended June 1, 2002, as compared to $4,740,000 (6.6% as a percentage of net sales) for the 13 weeks ended June 2, 2001. The occupancy expenses for the current period reflect the closing of the Sharonville, OH, Franklin Mills, PA and Potomac, VA stores.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


Depreciation and amortization amounted to $2,810,000 (4.1% as a percentage of net sales), a decrease of $137,000 as compared to $2,947,000 (4.1% as a percentage of net sales) for the 13 weeks ended June 2, 2001.

Other income was recorded by the Company amounting to approximately $450,000 resulting from restitution on an employee theft and partial insurance recovery related to business interruption.

Net income before income taxes for the 13 weeks ended June 1, 2002 was $1,285,000 as compared to net loss before income taxes of $1,273,000 for the 13 weeks ended May 27, 2000.

For the 13 week period ended June 1, 2002 the effective income tax rate was 45%, compared to 39% for the period ended June 2, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 1, 2002 was $86,015,000, a decrease of $512,000 compared to $86,527,000 as of June 2, 2001. The ratio of current assets to current liabilities was 2.64 to 1 as compared to 2.53 to 1 as of May 27, 2000.

Net cash provided by operating activities totaled $16,702,000 for the 13 weeks ended June 1, 2002, an increase of $614,000 as compared to $16,088,000 for the 13 weeks ended June 2, 2001. Net cash used in investing activities was $2,926,000 for the 13 weeks ended June 1,2002, and $107,000 for the 13 weeks ended June 2, 2001. Expenditures for property and equipment totaled $1,020,000 and $107,000 for the 13 weeks ended June 1, 2002 and June 2, 2001, respectively.

Net cash provided by financing activities was $3,000 for the 13 weeks ended June 1, 2002 and $160,000 was used in financing activities for the 13 weeks ended June 2, 2001.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through May 3, 2003. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements needs. As of June 1, 2002 and June 2, 2001 there were no outstanding borrowings under the revolving credit agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 1, 2003. Through the 13 week period ended June 1, 2002 the Company has incurred $1,020,000 of capital expenditures.

On June 7, 2002, the Company's Board of Directors authorized the repurchase of up to 20% of its outstanding shares of common stock (not to exceed 3,200,000 shares) at prevailing market prices through June 7, 2004. No purchases of stock were made during the quarter ended June 1, 2002.

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

                              SYMS CORP

DATE: JULY 9, 2002            BY // MARCY SYMS
                                 -----------------------------
                                    MARCY SYMS
                                    CHIEF EXECUTIVE OFFICER

DATE: JULY 9, 2002            BY // ANTONE F. MOREIRA
                                    ------------------------------
                                    ANTONE F. MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER
                                    (Principal Financial and Accounting Officer)