Form 10-Q
period 2002-08-31
SYMS CORP
filed 2002-10-10
CIK 724742

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

                 for the quarterly period ended AUGUST 31, 2002

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



     At October 4, 2002, the latest practicable date, there were 15,621,278 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------


                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of
        August 31, 2002, March 2, 2002 and September 1, 2001 ..............  1

        Condensed Consolidated Statements of Operations for the
        13 Weeks and 26 Weeks Ended August 31, 2002 and September 1, 2001 .  2

        Condensed Consolidated Statements of Cash Flows for the
        26 Weeks Ended August 31, 2002 and September 1, 2001 ..............  3

        Notes to Condensed Consolidated Financial Statements .............. 4-7

Item 2. Management's Discussion and Analysis of Financial Condition ....... 7-11
        and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk .........  11

Item 4. Controls and Procedures ...........................................  11

PART II. OTHER INFORMATION
        Item 1.  Legal Proceedings ........................................  11
        Item 2.  Changes In Securities and Use of Proceeds                   11
        Item 3.  Defaults Upon Senior Securities ..........................  11
        Item 4.  Submission of Matters to a Vote of Security Holders ......  11
        Item 5.  Other Information ........................................  12
        Item 6.  Exhibits and Reports on Form 8-K .........................  12

SIGNATURES ................................................................  13

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                              AUGUST 31,       MARCH 2,         SEPTEMBER 1,
                                                                                  2002            2002              2001
                                                                             -----------      ----------        ------------
                                                                             (UNAUDITED)        (NOTE)           (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents ........................................        $  23,166         $  19,485         $   6,176
   Merchandise inventories ..........................................           99,025            86,810           113,737
   Deferred income taxes ............................................            6,514             6,514             8,831
   Prepaid expenses and other current assets ........................            3,946             6,071             6,165
                                                                             ---------         ---------         ---------
     TOTAL CURRENT ASSETS ...........................................          132,651           118,880           134,909
                                                                             ---------         ---------         ---------
PROPERTY AND EQUIPMENT - Net ........................................          139,806           147,186           150,959
DEFERRED INCOME TAXES ...............................................            4,392             2,309             2,383
OTHER ASSETS ........................................................            8,998             8,119             8,042
                                                                             ---------         ---------         ---------
     TOTAL ASSETS ...................................................        $ 285,847         $ 276,494         $ 296,293
                                                                             =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .................................................           35,671            17,867            39,029
   Accrued expenses .................................................            7,232             8,845             8,451
   Accrued insurance ................................................            2,667             3,144             2,993
   Obligations to customers .........................................            3,027             3,063             2,798
                                                                             ---------         ---------         ---------
     TOTAL CURRENT LIABILITIES ......................................           48,597            32,919            53,271
                                                                             ---------         ---------         ---------
OTHER LONG TERM LIABILITIES .........................................            2,163             2,118             2,101
                                                                             ---------         ---------         ---------
SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share. Authorized 1,000
    shares; none outstanding ........................................             --                --                --
   Common stock, par value $0.05 per share. Authorized 30,000 shares; 15,621 shares outstanding (net of 2,313 in treasury stock)
    on August 31, 2002; 15,737 shares outstanding as of March 2,
    2002 (net of 2,152 treasury shares) and 15,736 shares outstanding
    (net of 2,152 treasury shares) on September 1, 2001 .............              793               787               787
   Additional paid-in capital .......................................           14,007            13,760            13,759
   Treasury stock ...................................................          (20,147)          (18,987)          (18,987)
   Retained earnings ................................................          240,434           245,897           245,362
                                                                             ---------         ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY .....................................          235,087           241,457           240,921
                                                                             ---------         ---------         ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................        $ 285,847         $ 276,494         $ 296,293
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

See Notes to Condensed Consolidated Financial Statements

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           13 WEEKS ENDED                      26 WEEKS ENDED
                                                   ------------------------------      -----------------------------
                                                   AUGUST 31,        SEPTEMBER 1,      AUGUST 31,        SEPTEMBER 1,
                                                      2002             2001                2002               2001
                                                   ---------         ------------      ---------         ------------
                                                            (Unaudited)                          (Unaudited)
Net sales .................................        $  65,058         $  65,319         $ 133,008         $ 136,873
Cost of goods sold ........................           42,079            42,845            80,932            84,929
                                                   ---------         ---------         ---------         ---------
Gross profit ..............................           22,979            22,474            52,076            51,944

Expenses:
Selling, general and administrative .......           19,053            19,460            37,818            39,961
Advertising ...............................            2,045             1,511             4,289             4,158
Occupancy .................................            4,650             4,712             9,151             9,452
Depreciation and amortization .............            2,762             2,923             5,572             5,870
Special charge ............................            4,000              --               4,000              --
                                                   ---------         ---------         ---------         ---------
Loss from operations ......................           (9,531)           (6,132)           (8,754)           (7,497)

Other income ..............................             (355)           (3,000)             (809)           (3,000)

Interest income ...........................              (45)              (15)              (99)             (107)
                                                   ---------         ---------         ---------         ---------
Loss before income taxes ..................           (9,131)           (3,117)           (7,846)           (4,390)
Provision benefit for income taxes ........           (2,962)           (1,040)           (2,384)           (1,536)
                                                   ---------         ---------         ---------         ---------
Net loss ..................................        $  (6,169)        $  (2,077)        $  (5,462)        $  (2,854)
                                                   =========         =========         =========         =========
Net loss per share-basic ..................        $   (0.39)        $   (0.13)        $   (0.35)        $   (0.18)
                                                   =========         =========         =========         =========
Weighted average shares outstanding-basic .           15,721            15,744            15,721            15,744
                                                   =========         =========         =========         =========
Net loss per share-diluted ................        $   (0.39)        $   (0.13)        $   (0.35)        $   (0.18)
                                                   =========         =========         =========         =========
Weighted average shares outstanding-diluted           15,721            15,744            15,721            15,744
                                                   =========         =========         =========         =========

See Notes to Condensed Consolidated Financial Statements

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                          26 WEEKS ENDED
                                                                                 ------------------------------
                                                                                  AUGUST 31,       SEPTEMBER 1,
                                                                                     2002             2001
                                                                                 -----------       ------------
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .............................................................        $ (5,462)        $ (2,854)
     Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ........................................           5,572            5,870
     Deferred income taxes ................................................            --             (2,038)
     Gain on sale of property and equipment ...............................            --                (31)
     Loss of disposal of assets ...........................................           4,033               29
     (Increase) decrease in operating assets:
          Merchandise inventories .........................................         (12,215)         (14,551)
          Prepaid expenses and other current assets .......................           2,125           (1,927)
          Other assets ....................................................            (775)          (1,862)
     (Increase) decrease of operating liabilities:
          Accounts payable ................................................          17,772           22,576
          Accrued expenses ................................................          (2,090)             284
          Obligations to customers ........................................             (36)            (112)
          Other long term liabilities .....................................              45             (308)
                                                                                   --------         --------
               Net cash provided by operating activities ..................           8,969            5,076
                                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Stanley Blacker, Inc. .................................          (1,906)            --
     Expenditures for property and equipment ..............................          (2,225)          (6,256)
     Proceeds from sale of property and equipment .........................            --                 31
                                                                                   --------         --------
               Net cash used in investing activities ......................          (4,131)          (6,225)
                                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of options ..................................................             253                7
     Stock repurchase .....................................................          (1,160)            (167)
                                                                                   --------         --------
               Net cash used in financing activities ......................            (907)            (160)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................           3,681           (1,309)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................          19,485            7,485
                                                                                   --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................        $ 23,166         $  6,176
                                                                                   ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized) ............................        $   --           $    299
                                                                                   ========         ========
          Income taxes paid (refunds received) ............................        $   --           $     75
                                                                                   ========         ========
          Stanley Blacker, Inc. acquisition financed through stock issuance        $    250         $   --
                                                                                   ========         ========

See Notes to Condensed Consolidated Financial Statements

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 26 WEEKS ENDED AUGUST 31, 2002 AND SEPTEMBER 1, 2001
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of 41 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 week and 26 week periods ended August 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 2, 2002.

NOTE 3  - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending March 1, 2003 will be comprised of 52 weeks. The fiscal year ended March 2, 2002 was comprised of 52 weeks.

NOTE 4  - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5  - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through July 31, 2003. Interest on individual advances is payable quarterly at 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. As of August 31, 2002, March 2, 2002 and September 1, 2001, respectively, there were no outstanding borrowings under this agreement.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was in compliance with all covenants as of August 31, 2002.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At August 31, 2002, March 2, 2002 and September 1, 2001, the Company had $6,258,000, $4,564,000 and $4,784,000, respectively, in outstanding letters of credit.

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

NOTE 6  - NET INCOME PER SHARE

     In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

     Net loss income per share has been computed as follows:


                                             13 WEEKS ENDED                    26 WEEKS ENDED
                                 ----------------------------------  -----------------------------------
                                 AUGUST 31, 2002  SEPTEMBER 1, 2001  AUGUST 31, 2002   SEPTEMBER 1, 2001
                                 ---------------  -----------------  ---------------   -----------------
BASIC NET LOSS PER SHARE:

Net loss .......................    $ (6,169)        $ (2,077)          $ (5,462)          $ (2,854)
Average shares outstanding .....      15,721           15,744             15,721             15,744
Basic net loss per share .......    $  (0.39)        $  (0.13)          $  (0.35)          $  (0.18)

DILUTED NET LOSS PER SHARE:

Net loss .......................    $ (6,169)        $ (2,077)          $ (5,462)          $ (2,854)
Average shares outstanding .....      15,721           15,744             15,721             15,744
Stock options ..................        --               --                 --                 --
Total average equivalent
shares .........................      15,721           15,744             15,721             15,744
Diluted net loss per share .....    $  (0.39)        $  (0.13)          $  (0.35)          $  (0.18)


In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 1,020,175 and 1,068,750 shares of common stock at prices ranging from $5.63 to $11.50 per share were outstanding as of August 31, 2002 and September 1, 2001, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been anti-dilutive.

NOTE 7  - SPECIAL CHARGES

The Company closed its downtown Chicago store on September 14, 2002. The decision to close this store resulted from construction at neighboring premises which substantially impaired ingress and egress of this location. It is estimated this construction will last two or three more years. As a result of this decision, the Company recorded a $4,000,000 charge (write-off of capital assets) to the second quarter results for the period ended August 31, 2002. The Company has a potential rent liability of $11,282,000 for the remainder of the nine-year lease term; however, the Company is unable to quantify the extent of any liability at this time.

During the third quarter of fiscal 2000, the Company recorded a store closing cost of $12,935,000 relating to a plan to close five stores and an additional lease commitment cost associated with a previously closed store. As of August 31, 2002, the amount remaining in the closed store accrual recorded in the third quarter of fiscal 2000 is $78,562. Primarily relating to severance and lease obligations, which will be paid out periodically through January, 2004. The total restructuring accrual at August 31, 2002 of $78,562 is included within accrued expenses.

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

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

Purchase Price:
Cash ...................................        $1,905,000
Stock ..................................           250,000
Purchase price .........................         2,155,000

Preliminary Allocation of Purchase Price
Receivables ............................        $  104,000
Deferred Tax Assets ....................         2,083,000
Payables ...............................            32,000


The impact on earnings from the Stanley Blacker, Inc. acquisition for the 26 weeks ended August 31, 2002 was not material.

NOTE 9 - OTHER INCOME

Other income was recorded by the Company amounting to approximately $809,000 resulting primarily from $650,000 of restitution on an employee theft and partial insurance recovery of $150,000 related to business interruption at the Trinity store. Other income for last year reflects an insurance recovery of $3,000,000 related to employee theft.

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

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.

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

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

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

RESULTS OF OPERATIONS

13 and 26 Weeks Ended August 31, 2002 Compared to 13 and 26 Weeks Ended September 1, 2001

Net sales of $65,058,000 for the 13 weeks ended August 31, 2002 decreased $261,000 (.4%) as compared to net sales of $65,319,000 for the 13 weeks ended September 1, 2001. For the 26 weeks ended August 31, 2002, net sales decreased $3,865,000 (2.8%) to $133,008,000 as compared to net sales of $136,873,000 for the 26 weeks ended August 26, 2000. Comparable store sales increased 0.5% for the 13 weeks ended August 31, 2002 and decreased 0.7% for the 26 weeks ended August 31, 2002, as compared to the comparable periods in the prior fiscal year. The sales decrease in the 26 week period is largely attributable to the closing of the Sharonville, OH, Potomac, VA and Franklin Mills, PA stores (sales of closed stores amounted to $1,388,000 for the 13 weeks and $3,578,000 for the 26 weeks) during the same period in the prior fiscal year.

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

Gross profit for the 13 weeks ended August 31, 2002 was $22,979,000 (35.3% as a percentage of net sales), an increase of $505,000 as compared to $22,474,000 (34.4% as a percentage of net sales) for the 13 weeks ended September 1, 2001. Gross profit for the 26 weeks ended August 31, 2002 was $52,076,000, an increase of $132,000 as compared to $51,944,000 for the 26 weeks ended September 1, 2001. The increase sin gross profit in the 13 and 26 week periods are largely attributable to less markdowns on merchandise sold compared to the same periods in the prior fiscal year.

Selling, general and administrative expense decreased $407,000 to $19,053,000 (29.3% as a percentage of net sales) for the 13 weeks ended August 31, 2002 as compared to $19,460,000 (29.8% as a percentage of net sales) for the 13 weeks ended September 1, 2001. Selling, general and administrative expense decreased $2,143,000 to $37,818,000 (28.4% as a percentage of total net sales) for the 26 weeks ended August 31, 2002 as compared to $39,961,000 (29.2% as a percentage of total net sales) for the 26 weeks ended September 1, 2001. The decrease in both the 13 week and 26 week periods results primarily from the closing of three stores (a decrease of $639,000 in the 13 weeks and $1,444,000 in the 26 weeks) during the same periods in the prior fiscal year (Sharonville, OH, Potomac, VA and Franklin Mills, PA) and a continued focus on further expense reductions in all areas of the Company.

Advertising expense for the 13 weeks ended August 31, 2002 was $2,045,000 (3.1% as a percentage of net sales) as compared to $1,511,000 (2.3% as a percentage of net sales) in the 13 weeks ended September 1, 2001. Advertising expense for the 26 weeks ended August 31, 2002 was $4,289,000 (3.2% as a percentage of net sales) as compared to $4,158,000 (3.0% as a percentage of net sales) in the 26 weeks ended September 1, 2001.

Occupancy costs were $4,650,000 (7.2% as a percentage of net sales) for the 13 weeks ended August 31, 2002 as compared to $4,712,000 (7.2% as a percentage of net sales) for the 13 weeks ended September 1, 2001. Occupancy costs were $9,151,000 (6.9% as a percentage of net sales) for the 26 weeks ended August 31, 2002 as compared to $9,452,000 (6.9% as a percentage of net sales) for the period ended September 1, 2001. The closing of three stores during the same periods in the prior fiscal year (Sharonville, OH, Potomac, VA and Franklin Mills, PA) accounted for this reduction in the 13 and 26 week periods.

Depreciation and amortization was $2,762,000 (4.3% as a percentage of net sales) for the 13 weeks ended August 31, 2002 as compared to $2,923,000 (4.5% as a percentage of net sales) for the 13 weeks ended September 1, 2001. Depreciation and amortization for the 26 weeks ended August 31, 2002 was $5,572,000 (4.2% as a percentage of net sales) as compared to $5,870,000 (4.3% as a percentage of net sales) for the 26 weeks ended September 1, 2001.

During the second quarter, the Company recorded a store closing cost of $4,000,000 relating to the closing of its downtown Chicago store which closed September 14, 2002. The Company has a potential rent liability of $11,282,000 for the remainder of the nine-year lease term; however, the Company is unable to quantify the extent of any liability at this time. This action was taken by the Company to cut losses being incurred at the store due to construction at the neighboring premises which will continue over a two to three year period.

In the 13 and 26 week periods ended August 31, 2002, the Company recorded other income of $809,000 (primarily $650,000 restitution on employee theft and $150,000 advance payment or business interruption insurance). The results for the second quarter of last fiscal year reflect income from an insurance recovery relating to an employee theft of approximately $3,000,000.

The loss before income taxes for the 13 weeks ended August 31, 2002 was $9,131,000, an increase of $6,014,000 as compared to a loss of $3,117,000 for the 13 weeks ended September 1, 2001. The loss before income taxes for the 26 weeks ended August 31, 2002 was $7,846,000 as compared to a loss before taxes $4,390,000 for the 26 weeks ended September 1, 2001. This increase in loss resulted principally from the special store closing charge of $4,000,000 and the insurance recovery non-recurring charge last year of $3,000,000.

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

For the 26 week period ended August 31, 2002, the effective income tax rate was 30.0%, as compared to 35% for the comparable period a year ago. The reduced income tax rate is due to the non-deductibility of officer's life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of August 31, 2002 was $84,054,000, an increase of $2,416,000 as compared to $81,638,000 as of September 1, 2001. The ratio of current assets to current liabilities was 2.73 to 1 as of August 31, 2002 as compared to 2.53 to 1 as of September 1, 2001.

Net cash provided by operating activities totaled $8,969,000 for the 26 weeks ended August 31, 2002, as compared to $5,076,000 for the 26 weeks ended September 1, 2001. In the 26 weeks ended August 31, 2002, net cash provided by operating activities was largely impacted by a decrease in merchandise inventories and an increase in accounts payable.

Net cash used in investing activities was $4,131,000 for the 26 weeks ended August 31, 2002, as compared to $6,225,000 for the 26 weeks ended September 1, 2001. Expenditures for property and equipment were $2,225,000 and $6,256,000 for the 26 weeks ended August 31, 2002 and September 1, 2001, respectively. The purchase in July 2001 of a shopping center in West Palm Beach, Florida for approximately $5,700,000 accounted for a substantial amount of the expenditures during the last fiscal year.

Net cash used in financing activities was $907,000 for the 26 weeks ended August 31, 2002, as compared to $160,000 for the 26 weeks ended September 1, 2001.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through July 31, 2003. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements from internally generated funds. As of August 31, 2002 and September 1, 2001, there were no outstanding borrowings under the revolving credit agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 1, 2003. Through the 26 week period ended August 31, 2002, the Company has incurred $2,225,000 of capital expenditures.

On June 7, 2002, the Company's Board of Directors authorized the repurchase of up to 20% of its outstanding shares of common stock (not to exceed 3,200,000 shares) at prevailing market prices through June 7, 2004. During the 13 week period ended August 31, 2002, the Company purchased 161,000 shares of common stock, which represented 1.0% of its outstanding shares, at a total cost of $1,168,435.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of business. This statement is effective for fiscal years

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

beginning after December 15, 2001. The Company has determined that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1. LEGAL PROCEEDINGS  -  None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS -  None

Item 3. DEFAULTS UPON SENIOR SECURITIES  -  None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders held on July 18, 2002, the Company's shareholders holding a majority of the shares of the Common Stock outstanding as

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

        of the close of business on June 14, 2002, voted to approve each of the two proposals included in the Company's proxy statement as follows:

        To elect six directors to hold office for one year or until successors are duly elected and qualified.

                                                   FOR          WITHHELD
                                               ----------       ---------
                    Sy Syms                    12,368,405       2,035,246
                    Marcy Syms                 12,368,405       2,035,246
                    Antone F. Moreira          12,368,405       2,035,246
                    Harvey A. Weinberg         14,298,931         104,720
                    David A. Messer            14,298,931         104,720
                    Wilbur L. Ross, Jr.        14,298,931         104,720



        To ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for fiscal 2002:

                                              For:              14,362,431
                                              Against:              38,600


Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 10.47 Sixth Amendment to Revolving Credit Agreement and First Amendment to Promissory Note, dated as of August 19, 2002, between Syms Corp and Fleet National Bank

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SYMS CORP

   DATE:  OCTOBER 10, 2002          BY /s/Marcy Syms
         --------------------          ------------------------
                                    MARCY SYMS
                                    CHIEF EXECUTIVE OFFICER

   DATE:  OCTOBER 10, 2002          BY /s/ Antone F. Moreira
         --------------------          ------------------------
                                    ANTONE F. MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

I, Marcy Syms, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Syms Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002


                                 /s/ Marcy Syms
                             ------------------------
                                   Marcy Syms
                             Chief Executive Officer

                                                   -----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                   -----------------------------

I, Antone F. Moreira, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Syms Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002


                              /s/ Antone F. Moreira
                             ------------------------
                                Antone F. Moreira
                             Chief Financial Officer