Form 10-Q
period 2002-11-30
SYMS CORP
filed 2003-01-08
CIK 724742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

       (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended NOVEMBER 30, 2002

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From_____________ to _____________

                         COMMISSION FILE NUMBER 1-8546


                                   SYMS CORP
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


        NEW JERSEY                                         22-2465228
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


     SYMS WAY, SECAUCUS, NEW JERSEY                          07094
---------------------------------------                    ---------
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

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark [X} whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     At January 4, 2003, the latest practicable date, there were 15,634,678 shares outstanding of Common Stock, par value $0.05 per share.

===============================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


                                     INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         November 30, 2002, March 2, 2002 and December 1, 2001 ...........     1

         Condensed Consolidated Statements of Operations for the 13
         Weeks and 39 Weeks Ended November 30, 2002 and December 1, 2001 .     2

         Condensed Consolidated Statements of Cash Flows for the 39
         Weeks Ended November 30, 2002 and December 1, 2001 ..............     3

         Notes to Condensed Consolidated Financial Statements ............   4-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................  7-11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .......    11

Item 4.  Controls and Procedures .........................................    11


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings .......................................    11
         Item 2. Changes In Securities and Use of Proceeds ...............    11
         Item 3. Defaults Upon Senior Securities .........................    11
         Item 4. Submission of Matters to a Vote of Security Holders .....    11
         Item 5. Other Information .......................................    11
         Item 6. Exhibits and Reports on Form 8-K ........................ 11-12

SIGNATURES ...............................................................    13

CERTIFICATIONS ........................................................... 14-15

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                    NOVEMBER 30,       MARCH 2,          DECEMBER 1,
                                                                                        2002           2002 (1)            2001
                                                                                    ------------      ----------        ------------
                                                                                    (Unaudited)       (SEE NOTE)        (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................................................    $  18,178         $  19,485         $  14,550
   Merchandise inventories ......................................................      111,430            86,810           116,943
   Deferred income taxes ........................................................        6,514             6,514             5,857
   Prepaid expenses and other current assets ....................................        5,238             6,071             4,818
                                                                                     ---------         ---------         ---------
     TOTAL CURRENT ASSETS .......................................................      141,360           118,880           142,168
PROPERTY AND EQUIPMENT - Net ....................................................      137,551           147,186           148,913
DEFERRED INCOME TAXES ...........................................................        4,392             2,309             2,157
OTHER ASSETS ....................................................................        9,835             8,119             8,338
                                                                                     ---------         ---------         ---------
     TOTAL ASSETS ...............................................................    $ 293,138         $ 276,494         $ 301,576
                                                                                     =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .............................................................    $  41,799         $  17,867         $  42,763
   Accrued expenses .............................................................       10,317            11,989            12,761
   Obligations to customers .....................................................        3,234             3,063             2,576
                                                                                     ---------         ---------         ---------
     TOTAL CURRENT LIABILITIES ..................................................       55,350            32,919            58,100

OTHER LONG TERM LIABILITIES .....................................................        1,891             2,118             2,136

SHAREHOLDERS' EQUITY
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
   none outstanding .............................................................         --                --                --
   Common stock, par value $0.05 per share.  Authorized 30,000 shares;
   15,632 shares (net of 2,313 treasury shares) outstanding on November 30,
   2002, 15,737 shares outstanding (net of 2,152 treasury shares) as of
   March 2, 2002 and 15,737 shares outstanding (net of 2,152 treasury shares)
   outstanding as of December 1, 2001  ..........................................          793               787               787
   Additional paid-in capital ...................................................       14,056            13,760            13,760
   Treasury stock ...............................................................      (20,140)          (18,987)          (18,987)
   Retained earnings ............................................................      241,188           245,897           245,780
                                                                                     ---------         ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY .................................................      235,897           241,457           241,340
                                                                                     ---------         ---------         ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................    $ 293,138         $ 276,494         $ 301,576
                                                                                     =========         =========         =========

----------

(1) The balance sheet at March 2, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    13 WEEKS ENDED                    39 WEEKS ENDED
                                             -----------------------------     ------------------------------
                                             NOVEMBER 30,      DECEMBER 1,     NOVEMBER 30,       DECEMBER 1,
                                                2002              2001             2002              2001
                                             ------------      -----------     ------------       -----------
                                                      (UNAUDITED)                       (UNAUDITED)
Net sales ................................    $  73,271         $  75,043        $ 206,279         $ 211,918
Cost of goods sold .......................       43,122            45,224          124,054           130,154
                                              ---------         ---------        ---------         ---------
Gross profit .............................       30,149            29,819           82,225            81,764

Expenses:
Selling, general and administrative ......       18,741            18,630           56,559            58,589
Advertising ..............................        3,439             2,852            7,728             7,010
Occupancy ................................        4,302             4,767           13,453            14,221
Depreciation and amortization ............        2,698             2,918            8,270             8,788
Special charge ...........................         --                --              4,000              --
                                              ---------         ---------        ---------         ---------
Income (loss) from operations ............          969               652           (7,785)           (6,844)
Income from insurance recovery ...........         (379)             --             (1,188)           (3,000)
Interest expense - net ...................          (76)               12             (175)              (96)
                                              ---------         ---------        ---------         ---------
Income (loss) before income taxes ........        1,424               640           (6,422)           (3,748)
Provision (benefit) for income taxes .....          671               215           (1,713)           (1,312)
                                              ---------         ---------        ---------         ---------
Net income (loss) ........................    $     753         $     425        $  (4,709)        $  (2,436)
                                              =========         =========        =========         =========
Net income (loss) per share - basic ......    $    0.05         $    0.03            (0.30)        $   (0.15)
                                              =========         =========        =========         =========
Weighted average shares
      outstanding - basic ................       15,688            15,741           15,688            15,741
                                              =========         =========        =========         =========
Net income (loss) per share -  diluted ...    $    0.05         $    0.03        $   (0.30)        $   (0.15)
                                              =========         =========        =========         =========
Weighted average shares
      outstanding - diluted ..............       16,189            15,741           15,688            15,741
                                              =========         =========        =========         =========

See Notes to Condensed Consolidated Financial Statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                       39 WEEKS ENDED
                                                                                -----------------------------
                                                                                NOVEMBER 30,      DECEMBER 1,
                                                                                    2002             2001
                                                                                ------------      -----------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) ..............................................................    $ (4,709)        $ (2,436)
                                                                                  --------         --------
     Adjustments to reconcile net (loss) to net cash
          provided by (used in) operating activities:
     Depreciation and amortization ...........................................       8,270            8,787
     Deferred income taxes ...................................................        --              1,162
     (Gain) on sale of property and equipment ................................         (44)             (31)
     Writeoff and impairment of property and equipment .......................       4,000               34
     (Increase) decrease in operating assets:
          Merchandising inventories ..........................................     (24,620)         (17,757)
          Prepaid expenses and other current assets ..........................         833             (580)
          Other assets .......................................................      (1,612)          (2,143)
     Increase (decrease) in operating liabilities:
         Accounts payable ....................................................      23,900           26,310
         Accrued expenses ....................................................      (1,672)           1,601
         Obligations to customers ............................................         171             (334)
         Other long term liabilities .........................................        (226)            (273)
                                                                                  --------         --------
               Net cash provided by (used in) operating activities ...........       4,291           14,340
                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Stanley Blacker, Inc. ....................................      (1,906)            --
     Expenditures for property and equipment .................................      (2,591)          (7,146)
     Proceeds from sale of property and equipment ............................        --                 31
                                                                                  --------         --------
               Net cash (used in) investing activities .......................      (4,497)          (7,115)
                                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options ...............................................          59                7
     Stock repurchase ........................................................      (1,160)            (167)
                                                                                  --------         --------
               Net cash provided by (used in) financing activities ...........      (1,101)            (160)
                                                                                  --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................      (1,307)           7,065
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................      19,485            7,485
                                                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................    $ 18,178         $ 14,550
                                                                                  ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized) ...............................    $   --           $    299
                                                                                  ========         ========
          Income taxes paid (refunds received) ...............................    $   --           $ (3,038)
                                                                                  ========         ========
         Stanley Blacker, Inc. acquisition financed through stock issuance ...    $    250         $   --
                                                                                  ========         ========

See Notes to Condensed Consolidated Financial Statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 39 WEEKS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1 - THE COMPANY

Syms Corp (the "Company") operates a chain of 40 "off-price" retail clothing stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 2, 2002.

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

NOTE 5 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through July 31, 2003. Interest on individual advances is payable quarterly at 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. The Company had no outstanding borrowings under this agreement as of November 30, 2002, March 2, 2002 and December 1, 2001, respectively.

The agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock) as well as other financial ratios. The Company was in compliance with all such covenants as of November 30, 2002.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be cancelled at any time by either party. At November 30, 2002, March 2, 2002 and December 1, 2001 the Company had $3,866,000, $4,564,000 and $3,767,000, respectively, in outstanding letters of credit.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

NOTE 6 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income or loss per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share has been computed as follows:

                                                 13 WEEKS ENDED                39 WEEKS ENDED
                                        -----------------------------    ------------------------------
                                        NOV. 30, 2002    DEC. 1, 2001    NOV. 30, 2002     DEC. 1, 2001
                                        -------------    ------------    -------------     ------------
BASIC NET INCOME PER SHARE:
Net income (loss) .....................    $    753        $    425        $ (4,709)        $ (2,436)
Average shares outstanding ............      15,688          15,741          15,688           15,741

Basic net income (loss) per share .....    $   0.05        $   0.03        $  (0.30)        $  (0.15)

DILUTED NET INCOME PER SHARE:
Net income (loss) .....................    $    753        $    425        $ (4,709)        $ (2,436)
Average shares outstanding ............      15,688          15,741          15,688           15,741
Stock options .........................         501               0               0                0
Total average equivalent  shares ......      16,189          15,741          15,688           15,741
Diluted net income (loss) per share ...    $   0.05        $   0.03        $  (0.30)        $  (0.15)

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 999,850 and 1,068,750 shares of common stock at prices ranging from $5.63 to $10.69 per share were outstanding as of November 30, 2002 and December 1, 2001. For the 13 and 39 weeks ended December 1, 2001 all of the shares were not included in the computation of diluted net income per share because the exercise price of the option exceeded our market price and would have been anti-dilutive. For the 13 and 39 weeks ended November 30, 2002, 373,250 shares were not included in the computation of diluted net income per share because the exercise price of the option exceeded our market price and would have been anti-dilutive.

Comprehensive income is equivalent to the Company's net income or loss for the 13 and 39 weeks ended November 30, 2002 and December 1, 2001, respectively.

NOTE 7 - SPECIAL CHARGE

The Company closed its downtown Chicago store on September 14, 2002. The decision to close this store resulted from construction at neighboring premises which substantially impaired ingress and egress of this location. It is estimated this construction will last two or three more years. As a result of this decision, the Company recorded a $4,000,000 charge (write-off of capital assets) to the second quarter results for the period ended August 31, 2002. The Company has a potential rent liability of $11,282,000 for the remainder of the nine-year lease term and has recognized rent due of three months as management's best estimate of its potential future liability at this time.

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

Purchase Price:
Cash ....................................... $1,905,000
Stock ......................................    250,000
Purchase price .............................  2,155,000

Preliminary Allocation of Purchase Price
Receivables ................................ $  104,000
Deferred Tax Assets ........................  2,083,000
Payables ...................................     32,000

The impact on earnings from the Stanley Blacker, Inc. acquisition for the 39 weeks ended November 30, 2002 was not material.

NOTE 9 - OTHER INCOME

Other income for the 13 and 39 weeks ended November 30, 2002 was recorded by the Company amounting to $379,000 for the 13 weeks ($270,000 from an insurance recovery) and $1,188,000 for the 39 weeks ($650,000 of restitution on an employee theft, and an insurance recovery of $420,000 related to business interruption at the Trinity store). Other income for last year reflects an insurance recovery of $3,000,000 related to an employee theft.

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has determined that the adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

SFAS No. 148 Accounting for Stock-Based Compensation -- Transition and Disclosure, was issued in December 2002 ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has not yet determined the effect of the adoption of this statement on the Company's financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATE

     The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

     The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in the Annual Report on Form 10-K for the year ended March 2, 2002. The Company has identified certain critical accounting policies that are described below.

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

RESULTS OF OPERATIONS

13 and 39 Weeks Ended November 30, 2002 Compared to 13 and 39 Weeks Ended December 1, 2001

Net sales of $73,271,000 for the 13 weeks ended November 30, 2002 decreased $1,772,000 (2.4%) as compared to net sales of $75,043,000 for the 13 weeks ended December 1, 2001. For the 39 weeks ended November 30, 2002 net sales decreased 2.7% to $206,279,000 as compared to net sales of $211,918,000 for the 39 weeks ended December 1, 2001. Comparable store net sales increased 1.9% for the 13 weeks and increased 0.2% for the 39 weeks ended November 30, 2002 from the same periods in the last fiscal year. The closing of five stores located in Franklin Mills, PA, Potomac, VA, Sharonville, OH, Pittsburgh, PA and Chicago, IL contributed significantly to this net sales decrease in the 13 ($3,300,000) and 39 ($5,300,000) week periods ended November 30, 2002.

Gross profit for the 13 weeks ended November 30, 2002 was $30,149,000 an increase of $330,000 (41.2% as a percentage of total net sales) compared to $29,819,000 (39.7% as a percentage of total net sales) for the 13 weeks ended December 1, 2001. Gross profit for the 39 weeks ended November 30, 2002 was $82,225,000, an increase of $461,000 (39.9% as a percentage of total net sales) as compared to $81,764,000 (38.6% as a percentage of total net sales) for the 39 weeks ended December 1, 2001. The increase in gross profit in the 13 and 39 week periods is largely attributable to fewer markdowns on merchandise sold compared to the same periods in the prior fiscal year.

Selling, general and administrative expense was $18,741,000 (25.6% as a percentage of total net sales) for the 13 weeks ended November 30, 2002 as compared to $18,630,000 (24.8% as a percentage of total net sales) for the 13 weeks ended December 1, 2001. The increase of $111,000 for the 13 week period ended November 30, 2002 is largely due to insurance premium increases for property, worker's compensation and general liability insurance. Selling, general and administrative expense decreased $2,030,000 to $56,559,000 (27.4% as a percentage of total net sales) for 39 weeks ended November 30, 2002 as compared to $58,589,000 (27.7% as a percentage of total net sales) for the 39 weeks ended December 1, 2001. The selling, general and administrative expenses for three of the closed stores (Franklin Mills, PA, Potomac, VA and Sharonville, OH) for the 39 weeks ended December 1, 2001 was $1,904,000.00.

Advertising expense for the 13 weeks ended November 30, 2002 was $3,439,000 (4.7% as a percentage of total net sales), as compared to $2,852,000 (3.8% as a percentage of total net sales) in the 13 week period ended November 30, 2002. The increased advertising dollars amounting to $587,000 resulted from a decision made not to advertise in September 2001 due to the terrorist attacks of September 11, 2001. Advertising expense for the 39 weeks ended November 30, 2002 was $7,728,000 (3.8% as a percentage of total net sales) as compared to $7,010,000 (3.3% as a percentage of total net sales) in the 39 week period ended December 1, 2001.

Occupancy costs were $4,302,000 (5.9% as a percentage of total net sales) for the 13 week period ended November 30, 2002 as compared to $4,767,000 (6.4% as a percentage of total net sales) for the 39 week period ended December 1, 2001. Occupancy costs were $13,453,000 (6.5% as a percentage of total net sales) for the 39 week period ended November 30, 2002 as compared to $14,221,000 (6.7% as a percentage of total net sales) for the 39 week period ended December 1, 2001. The decreased expenses for the 13 and 39

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

week periods are largely attributable to the closing of three stores (Franklin Mills, PA, Potomac, VA and Sharonville, OH).

Depreciation and amortization was $2,698,000 (3.7% as a percentage of total net sales) for the 13 week period ended November 30, 2002, as compared to $2,918,000 (3.9% as a percentage of total net sales) for the 13 weeks ended December 1, 2001. Depreciation and amortization for the 39 week period ended November 30, 2002 was $8,270,000 (4.0% as a percentage of total net sales), as compared to $8,788,000 (4.2% as a percentage of total net sales) for the 39 weeks ended December 1, 2001.

During the second quarter of fiscal 2002, the Company recorded a store closing cost of $4,000,000 relating to the closing of its downtown Chicago store which closed September 14, 2002. The Company has a potential rent liability of $11,282,000 for the remainder of the nine-year lease term, and has recognized rent due of three months as management's best estimate of its potential future liability at this time. This action was taken by the Company to cut losses being incurred at the store due to construction at the neighboring premises which will continue over a two to three year period.

Other income for the 13 and 39 weeks ended November 30, 2002 was recorded by the Company amounting to $379,000 for the 13 weeks ($270,000 from an insurance recovery) and $1,188,000 for the 39 weeks ($650,000 for restitution on an employee theft, and an insurance recovery of $420,000 related to business interruption at the Trinity store.) Other income for last year reflects an insurance recovery of $3,000,000 related to an employee theft.

The net profit before income taxes for the 13 weeks ended November 30, 2002 was $1,424,000, an increase of $784,000 as compared to a net profit of $640,000 for the 13 weeks ended December 1, 2001. The loss before income taxes for the 39 weeks ended November 30, 2002 was $6,422,000 as compared to a loss before taxes of $3,748,000 for the 39 weeks ended December 1, 2001. This increase in loss resulted principally from the special store closing charge of $4,000,000 and the insurance recovery non-recurring charge last year of $3,000,000.

For the 39 week period ended November 30, 2002, the effective income tax rate was 26.7%, as compared to 35% for the comparable period a year ago. The reduced income tax rate is due to the non-deductibility of officer's life insurance premiums and gain on the sale of stock.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of November 30, 2002 was $86,010,000, an increase of $1,942,000 as compared to $84,068,000 as of December 1, 2001. The ratio of current assets to current liabilities was 2.55 to 1 as of November 30, 2002 as compared to 2.45 to 1 as of December 1, 2001.

Net cash provided by operating activities totaled $4,291,000 for the 39 weeks ended November 30, 2002, as compared to $14,340,000 for the 39 weeks ended December 1, 2001. In the 39 weeks ended November 30, 2002, net cash provided by operating activities was largely impacted by an increase in merchandise inventories.

Net cash used in investing activities was $4,497,000 for the 39 weeks ended November 30, 2002 as compared to $7,115,000 for the 39 weeks ended December 1, 2001. Expenditures for property and equipment were $2,591,000 and 7,146,000 for the 39 weeks ended November 30, 2002 and December 1, 2001, respectively. The purchase in July 2001 of a shopping center in West Palm Beach, Florida for approximately $5,700,000 accounted for a substantial amount of the expenditures during the last fiscal year.

Net cash used in financing activities was $1,101,000 for the 39 weeks ended November 30, 2002 as compared to $160,000 for the 39 weeks ended December 1, 2001. This increase is attributable to stock repurchases equal to $1,160,000, which was offset by the exercise of stock options of $59,000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through July 31, 2003. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements from internally generated funds. As of November 30, 2002 and December 1, 2001, there were no outstanding borrowings under the revolving credit agreement.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ended March 1, 2003. Through the 39 week period ended November 30, 2002, the Company has incurred $2,591,000 of capital expenditures.

On June 7, 2002, the Company's Board of Directors' authorized the repurchase of up to 20% of its outstanding shares of common stock (not to exceed 3,200,000 shares) at prevailing market prices through June 7, 2004. During the 39 week period ended November 30, 2002, the Company purchased 161,000 shares of common stock, which represented 1.0% of its outstanding shares, at a total cost of $1,168,435.

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

SFAS No. 148 Accounting for Stock-Based Compensation -- Transition and Disclosure, was issued in December 2002 ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has not yet determined the effect of the adoption of this statement on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits filed with this Form 10-Q

            99.1 Certification of Marcy Syms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Antone F. Moreira pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

            The Company filed a Form 8-K on October 10, 2002, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" the certification of the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2002 by its Chief Executive Officer, Marcy Syms, and Chief Financial Officer, Antone F. Moreira.

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

                                  SYMS CORP

DATE: January 8, 2003             By: /s/ Marcy Syms
                                      -----------------------------
                                      MARCY  SYMS
                                      CHIEF EXECUTIVE OFFICER






DATE: January 8, 2003             By: /s/ Antone F. Moreira
                                      -----------------------------------------
                                      ANTONE F. MOREIRA
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                      (Principal Financial and Chief Accounting
                                      Officer)

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

Date: January 8, 2003

                                         /s/ Marcy Syms
                                         ---------------------------------------
                                             Marcy Syms
                                             Chief Executive Officer

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

Date: January 8, 2003

                                         /s/ Antone F. Moreira
                                         ---------------------------------------
                                             Antone F. Moreira
                                             Chief Financial Officer

Exhibit Number      Description
--------------      -----------

99.1 Certification of Marcy Syms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2                Certification of Antone F. Moreira pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002