Form 10-K
period 2003-03-01
SYMS CORP
filed 2003-05-28
CIK 724742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------
                                    FORM 10-K
                      -------------------------------------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED MARCH 1, 2003

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.05 Par Value Per Share          New York Stock Exchange

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

                                 Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

                                 Yes ___ No _X_

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $55,515,000 based upon the closing market price of $7.40 per share of the Common Stock on the New York Stock Exchange as of August 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter.

As of May 5, 2003, 15,440,478 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated in Part III hereof by reference.

================================================================================

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL

     Syms Corp operates a chain of 40 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to 40 stores and the aggregate amount of selling space in Syms stores increased from approximately 2,000 square feet to approximately 1,606,000 square feet. The Company maintains a 277,000 square foot distribution center and executive headquarters in Secaucus, New Jersey.

     The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.


DESCRIPTION OF BUSINESS

     The Syms chain of 40 apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers.

MERCHANDISE

     For the year ended March 1, 2003, net sales were generated by the following categories:

          Men's tailored clothes and haberdashery ..............   52%
          Women's dresses, suits, separates and accessories ....   30%
          Shoes ................................................    7%
          Children's wear ......................................    8%
          Luggage, domestics and fragrances ....................    3%
                                                                  ----
                                                                  100%

     Most of the items sold by the Company consist of nationally recognized fashion brand-name merchandise. Merchandise is displayed by type and size on conveniently arranged racks or counters. No emphasis is placed on any particular "label". The stores generally offer minor alterations for an additional charge.

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

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 273 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

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

     Syms has as its tag line "An Educated Consumer is Our Best Customer"(R), one of the best known in retail advertising. The Company advertises principally on television, radio and, more recently, has enhanced its advertising by including print media as well as direct mail.

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

EMPLOYEES

     At March 1, 2003, the Company had 2,081 employees of whom approximately 743 work on a part time basis. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store. The Company has a collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union which expires on May 31, 2003 and covers 145 sales and tailor employees. The Company's collective bargaining agreements Local 1102 of the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union expired on March 28, 2003 and April 30, 2003, respectively, which together cover 1,327 sales and tailor employees. The Company is currently in negotiations with the unions to enter into new collective bargaining agreements. The Company believes its relationships with the unions are good.

ITEM 2.   PROPERTIES

THE STORES

   LOCATION

     At March 1, 2003, the Company had 40 stores, 17 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

                                       LEASED/       SELLING                                                  LEASED/       SELLING
    STATE       LOCATION                OWNED         SPACE         STATE             LOCATION                 OWNED         SPACE
    -----       --------                -----         -----         -----             --------                 -----         -----

CONNECTICUT                                                     NEW YORK/NEW JERSEY
                Fairfield               Owned        32,000                           Park Avenue             Leased        45,000
                Hartford               Leased        31,000                           Trinity                  Owned        40,000
                                                                                      Westbury                 Owned        72,000
                                                                                      Commack                  Owned        36,000
FLORIDA                                                                               Westchester             Leased        50,000
                Fort Lauderdale         Owned        44,000                           Rochester                Owned        32,000
                Miami                   Owned        45,000                           Buffalo                  Owned        39,000
                West Palm Beach         Owned        36,000                           Paramus                  Owned        56,000
                Tampa                   Owned        38,000                           Woodbridge              Leased        32,000
                Kendall                Leased        32,000                           Secaucus                 Owned        29,000
GEORGIA                                                                               Cherry Hill              Owned        40,000
                Norcross                Owned        51,000                           Lawrenceville           Leased        54,000
                Marietta                Owned        39,000     NORTH CAROLINA
ILLINOIS                                                                              Charlotte               Leased        30,000
                Addison                 Owned        47,000
                Niles                  Leased        32,000     OHIO
                                                                                      Highland Heights        Leased        36,000

MARYLAND
                Baltimore              Leased        43,000     PENNSYLVANIA
                Rockville               Owned        61,000                           King of Prussia          Owned        41,000
                Towson                 Leased        41,000                           Monroeville              Owned        31,000
MASSACHUSETTS
                Norwood                Leased        36,000
                Peabody                Leased        39,000
                                                                RHODE ISLAND
                                                                                      N. Cranston Leased                    27,000
MICHIGAN
                Southfield              Owned        46,000     TEXAS
                Troy                   Leased        37,000                           Dallas                   Owned        42,000
MISSOURI                                                                              Houston                  Owned        34,000
                St. Louis              Leased        33,000                           Hurst                    Owned        38,000

                                                                VIRGINIA
                                                                                      Falls Church            Leased        39,000

     Syms stores are either "free standing" or located in shopping centers or indoor malls, and all are surrounded by adequate parking areas, except for the two New York City stores. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least 1,000,000 people and are readily accessible to customers by automobile. In certain areas where the population is in excess of 2,000,000 people, Syms has opened more than one store in the same general vicinity.

     Syms also owns land in Roseland, New Jersey in a commercially zoned area which the Company agreed to sell on March 31, 2003. The closing of the sale is subject to certain conditions, including conditions relating to environmental standards. Syms also owns land and buildings in Northern Ohio at the site of a closed store.

  LEASE TERMS


     Seventeen of the Company's 40 stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:


                               NUMBER OF      NUMBER OF
          CALENDAR               LEASES      LEASES WITH     RANGE IN YEARS OF
          PERIODS              EXPIRING    RENEWAL OPTIONS   OPTION PERIODS (1)
          -------              ---------   ---------------   ------------------

          2003                    0               0                  0
          2004                    2               1                  5 years
          2005                    4               3             1 - 10 years
          2006                    1               1                  0
          2007                    1               0                  0
          2008 and thereafter     9               8           2.5 -  5 years

          (1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

     Store leases provide for a base rental of between approximately $4.30 and $40.79 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. One of the Company's stores provides for rent based on a percentage of sales. Minimum rental payments for Syms' leased stores aggregated $8,655,842 for the year ended March 1, 2003, of which $649,125 was paid to Sy Syms as fixed rent. On December 1, 2002, Syms Corp and Sy Syms signed a lease for the Elmsford store for an annual rent of $796,500 which expires on November 30, 2010.

     In addition, the Company has a lease for its Chicago store, which closed on September 14, 2002, expiring in 2011.

  STORE OPENINGS/CLOSINGS

     No new stores were opened this year. Two stores were closed this fiscal year. These stores were located in Pittsburgh, PA and Chicago, IL.


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

                                     PART II
                                     -------


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The common stock of the Company (the "Common Stock") is listed for trading on the NewYork Stock Exchange under the symbol "SYM". The following table sets forth the high and low sales prices for the Company's Common Stock as reported by the New York Stock Exchange for each quarter within the two most recent fiscal years of the Company.

                                                     HIGH       LOW
                                                    -----      -----
          Quarter ended March 1, 2003               $7.71      $7.07
          Quarter ended November 30, 2002            7.79       6.45
          Quarter ended August 31, 2002              7.50       5.85
          Quarter ended June 1, 2002                 6.15       5.45

          Quarter ended March 2, 2002               $6.40      $5.00
          Quarter ended December 1, 2001             5.80       4.85
          Quarter ended September 1, 2001            6.95       5.43
          Quarter ended June 2, 2001                 8.00       5.72


HOLDERS

     As of May 5, 2003, there were 123 record holders of the Company's Common Stock. The Company believes that there were in excess of 1,416 beneficial owners of the Company's Common Stock as of that date.

DIVIDENDS

     The Board of Directors of the Company did not declare dividends in the fiscal years ended March 1, 2003 and March 2, 2002. Payment of dividends is within the discretion of the Company's Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Consolidated Financial Statements regarding covenants in the Company's revolving credit agreement). The Company intends generally to retain earnings, if any, to fund development and growth of its business. The Company does not plan on paying dividends in the near term.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended March 1, 2003, March 2, 2002, March 3, 2001, February 26, 2000 and February 27, 1999. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.

                                                                     FISCAL YEAR ENDED
                                                -------------------------------------------------------------
                                                MARCH 1,     MARCH 2,     MARCH 3,  FEBRUARY 26,  FEBRUARY 27,
                                                  2003         2002         2001        2000         1999
                                                --------     --------     --------    --------     --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales ...................................   $281,505     $287,744     $342,316     $341,570    $343,858
Net income (loss) ...........................     (9,035)      (2,319)      (8,333)       2,224      17,449
Net income (loss) per share -- basic ........     (0. 58)       (0.15)       (0.52)        0.14        1.00
Net income (loss) per share -- diluted ......      (0.58)       (0.15)       (0.52)        0.14        1.00
BALANCE SHEET DATA:
Working capital .............................   $ 77,342     $ 85,961     $ 86,638     $ 87,812    $101,592
Total assets ................................    262,473      276,494      276,867      300,314     298,742
Other long term liabilities .................      1,891        2,118        2,409        2,436       1,567

Shareholders' equity ........................    230,154      241,457      243,935      253,428     258,760

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATE

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

     SELF INSURANCE ACCRUALS - The Company had been self-insured for workers' compensation liability claims. The Company is responsible for the payment of claims from prior years. In estimating the obligation associated with incurred losses the Company utilizes loss development factors. These development factors utilize historical data to project incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

RESULTS OF OPERATIONS

     The following discussion compares the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001. The fiscal years ended March 1, 2003 and March 2, 2002 were each comprised of 52 weeks. The fiscal year ended March 3, 2001 was comprised of 53 weeks.

     FISCAL YEAR ENDED MARCH 1, 2003 (FISCAL 2002) COMPARED TO FISCAL YEAR ENDED MARCH 2, 2002 (FISCAL 2001)

     Net sales for the fiscal year ended March 1, 2003 were $281,505,000, a decrease of $6,239,000 (2.2%) as compared to net sales of $287,744,000 for the fiscal year ended March 2, 2002. The decline in sales for fiscal 2002 is largely attributable to the five closed stores amounting to approximately $9,850,000, located in Chicago, IL, Pittsburgh, PA, Sharonville, OH, Franklin Mills, PA and Potomac, VA. Comparable store sales increased 1.1% for the fiscal year ended March 1, 2003 compared to the fiscal year ended March 2, 2002.

     Gross profit for the fiscal year ended March 1, 2003 was $108,468,000, a decrease of $113,000 (38.5% as a percentage of net sales) as compared to $108,581,000 (37.7% as a percentage of net sales) for the fiscal year ended March 2, 2002. Although the gross profit percentage of net sales improved in fiscal 2002, the decline in net sales, as noted above, accounts for the shortfall in gross profit dollars.

     Selling, general and administrative (SG&A) expense was $76,998,000 (27.4% as a percentage of net sales) for the fiscal year ended March 1, 2003 as compared to $78,261,000 (27.2% as a percentage of net sales) for the fiscal year ended March 2, 2002. The reduced expenses in fiscal 2002 is largely attributable to the closing of five stores located in Chicago, IL, Pittsburgh, PA, Sharonville, OH, Franklin Mills, PA and Potomac, VA which was partially offset by increases in health insurance, pension and insurance premiums in the existing stores. SG&A increased as a percentage of sales slightly due to some inefficiencies associated operating less stores.

     Advertising expense for the fiscal year ended March 1, 2003 was $10,126,000 (3.6% as a percentage of net sales) as compared to $8,936,000 (3.1% as a percentage of net sales) for the fiscal year ended March 2, 2002. The increase in fiscal 2002 compared to fiscal 2001 of $1,190,000 is primarily due to reduced advertising in September of fiscal 2001 due to the terrorist attacks of September 11, 2001 and to increased direct mail advertising expenditures in fiscal 2002.

     Occupancy costs were $17,702,000 (6.3% as a percentage of net sales) for the fiscal year ended March 1, 2003 as compared to $18,807,000 (6.5% as a percentage of net sales) for the fiscal year ended March 2, 2002. Total occupancy costs declined by approximately $1,105,000 compared to a year ago. The decline is attributable to a decrease of $1,300,000 for the five closed stores (Chicago, IL, Pittsburgh, PA, Sharonville, OH, Franklin Mills, PA and Potomac,
VA) which was partially offset by an increase in existing stores.

     Depreciation and amortization expense amounted to $10,908,000 (3.9% as a percentage of net sales) for the fiscal year ended March 1, 2003 as compared to $11,520,000 (4.0% as a percentage of net sales) for the fiscal year ended March 2, 2002.

     Other income was recorded by the Company for fiscal 2002 and 2001 amounting to $1,298,000 and $6,289,000, respectively, as follows:

                                                       FISCAL 2002   FISCAL 2001
                                                       -----------   -----------
     Insurance recovery from employee theft             $       --    $3,000,000
     Restitution from employee relating to theft           750,000     1,811,000
     Insurance recovery on Trinity store loss (9/11)       416,000
     Gain on stock due demutualization                          --     1,058,000
     Reversal of closed store lease liability                   --       377,000
     Wal-Mart penalty on Dallas store purchase             100,000
     Other                                                  32,000        43,000
                                                        ----------    ----------
    Total                                               $1,298,000    $6,289,000
                                                        ==========    ==========

     During the second quarter of fiscal 2002, the Company recorded a store closing cost of $4,000,000 relating to the closing of its downtown Chicago store which closed September 14, 2002. This action was taken by the Company to cut losses being incurred at the store due to construction at the neighboring premises which will continue over a two to three year period. The Company has estimated and recorded an additional charge of $4,000,000 for the write off of capital assets and other potential liabilities in the fourth quarter of this fiscal year. The Company has a potential rent liability of $11,282,000 for the remainder of the nine-year lease term, and the landlord has commenced an action relating to the rent liability which the Company is defending.

     The net loss before income taxes was $13,840,000 for the fiscal year ended March 1, 2003 as compared to a net loss of $2,559,000 for the fiscal year ended March 2, 2002. This $11,281,000 variance is attributable to the recording of store closing costs of $8,000,000 in the second and fourth quarters of this fiscal year, increased advertising expenses of $1,189,000, and insurance recoveries of $4,061,000 and stock due demutualization of $1,058,000 recorded during fiscal 2001 and not received during the current year. These decreases were partially offset by reductions to selling, general, and administrative expenses of $1,261,000, occupancy costs of $1,108,000 and depreciation expense of $612,000.

     For the fiscal year ended March 1, 2003, the effective income tax rate was 34.7% compared to 9.4% for the fiscal year ended March 2, 2002. The fluctuation on the effective income tax rate is due to the non-deductibility of officer's life insurance premiums.

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

     Other income was recorded by the Company amounting to $6,289,000 as follows:

     Insurance recovery from employee theft                   $3,000,000
     Restitution from the employee relating to the theft       1,811,000
     Gain on stock due demutualization                         1,058,000
     Reversal of closed store lease liability                    377,000
     Other                                                        43,000
                                                              ----------
     Total                                                    $6,289,000
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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 1, 2003 was $77,342,000 a decrease of $8,619,000 from March 2, 2002, and the ratio of current assets to current liabilities was
3.54 to 1 as compared to 3.61 to 1 at March 2, 2002. The increased loss this year is largely attributable to the decline in working capital.

     Net cash provided by operating activities totaled $7,251,000 for fiscal 2002 as compared to $20,145,000 for fiscal 2001. The major reasons for this decrease in cash provided by operating activities can be attributed to higher net loss and decreases in accounts payable.

     Net cash used in investing activities was $5,021,000 for fiscal 2002 as compared to $7,985,000 for fiscal 2001. Purchase of property and equipment totaled $3,116,000 and $7,990,000 for fiscal years 2002 and 2001, respectively. The Company purchased a shopping center in West Palm Beach, FL, for approximately $5,700,000 in July 2001 (fiscal 2001). The Company's West Palm Beach store is located in this shopping center.

     Net cash used in financing activities was $2,518,000 for the fiscal year ended March 1, 2003 as compared to $160,000 for the fiscal year ended March 2, 2002. This increase in net cash used in financing activities resulted from the repurchase of Company stock in fiscal 2002 amounting to $2,585,000 which was partially offset by the exercise of stock options amounting to $67,000.

     The Company has a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through July 31, 2003. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operation and expansion of stores, from internally generated funds. For the fiscal year ended March 1, 2003, under the revolving credit agreement, there were no borrowings compared to $1,250,000 for the period ended March 2, 2002.

         In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At March 1, 2003 and at March 2, 2002, the Company had $2,754,872 and $4,564,076, respectively, in outstanding letters of credit.

     The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 28, 2004.

     The Company's Board of Directors had authorized the repurchase of up to 20% of its outstanding shares of Common Stock at prevailing market prices through June 7, 2004. During the year ended March 1, 2003, the Company has purchased 361,000 shares which represented 2.3% of its outstanding shares at a total cost of $2,604,000.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year 2003.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     To  facilitate  an  understanding   of  our  contractual   obligations  and
commercial commitments, the following data is provided:

                                                              PAYMENTS DUE BY PERIOD
                                       ----------------------------------------------------------------------
  (in thousands of dollars)                             Within                                      After 5
                                          Total         1 year       2-3 years      4-5 years        years
                                       -----------    ----------    -----------    -----------    -----------
     CONTRACTUAL OBLIGATIONS
     Employment Agreements             $ 2,550,000    $  400,000    $   800,000    $   900,000    $   450,000
                                       -----------    ----------    -----------    -----------    -----------
     Operating Leases                   58,411,800     7,861,892     15,706,760     12,841,398     22,001,750
                                       -----------    ----------    -----------    -----------    -----------
     Total Contractual Cash
     Obligations                       $60,961,800    $8,261,892    $16,506,760    $13,741,398    $22,451,750
                                       ===========    ==========    ===========    ===========    ===========

                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       ------------------------------------------------------------------
     (in thousands of dollars)           Total
                                        Amounts        Within                                    After 5
                                       Committed       1 year      2-3 years     4-5 years        years
                                       ----------    ----------    ----------    ----------    ----------
     OTHER COMMERCIAL COMMITMENTS
     Lines of Credit                   $       --    $       --            --            --            --
     Letters of Credit                  2,754,872     2,754,872
                                       ----------    ----------    ----------    ----------    ----------

     Total Commercial Commitments      $2,754,782    $2,754,872            --            --            --
                                       ==========    ==========    ==========    ==========    ==========


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires that at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial position or operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of March 3, 2002, and the adoption did not have a material impact on the Company's financial position or results of operations.

     In April 2002, Statement of Financial Accounting Standards, No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified to interest expense. The Company does not expect that the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), was issued in July 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This pronouncement did not have a material effect on the Company's financial position or results of operations.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS 148"). This standard amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more frequent and prominent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 as of March 1, 2003, as required.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation Interpretation No. 45," Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of March 1, 2003.

     On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company's results of operations, financial position or cash flows.

     In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. We have evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.

     In May 2003,  the FASB issued  Statement No. 150,  "Accounting  for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. We do not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are filed together with this Annual Report. See Index to Consolidated Financial Statements in Item 5.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

         NAME                    AGE             TITLE
         ----                    ---             -----

Sy Syms (1) (2)...............  77   Chairman of the Board and
                                     Director of the Company

Marcy Syms (1) (2)............  52   Chief Executive Officer / President
                                     and Director of the Company

Antone F. Moreira  ...........  66   Vice President, Chief Financial Officer,
                                     Treasurer, Assistant Secretary
                                     and Director of the Company

Harvey A. Weinberg (3) (4) ...  65   Director of the Company

David A. Messer  (3) (4)......  41   Director of the Company

Wilbur L. Ross, Jr (3) (4)....  65   Director of the Company

Ronald Zindman................  53   Executive Vice President - General
                                     Merchandise Manager

Allen Brailsford..............  59   Executive Vice President - Operations

Myra Butensky.................  44   Vice President - Divisional Merchandise
                                     Manager Men's Tailored Clothing

James Donato..................  47   Vice President - Operations

Elyse Marks...................  50   Vice President - MIS

John Tyzbir...................  49   Vice President - Human Resources

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

     SY SYMS has been Chairman of the Board, Chief Executive Officer and a Director of the Company and/or its predecessors since 1959. Mr. Syms was Chief Operating Officer of the Company from 1983 to 1984. Mr. Syms has been a Director of Israel Discount Bank of New York since December 1991. On January 22, 1998, Sy Syms resigned his position as Chief Executive Officer. Since that date, Mr. Syms has been Chairman of the Board.

     MARCY SYMS has been President and a Director of the Company since 1983 and Chief Operating Officer of the Company since 1984. On January 22, 1998, Marcy Syms was named Chief Executive Officer / President.

     ANTONE F. MOREIRA has been Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Syms Corp since May 1997. From 1996 to May 1997, Mr. Moreira was a financial consultant with Equitable Assurance Society, a financial services organization. From 1990 to 1995, Mr. Moreira was Executive Vice President and Chief Financial Officer of Stuarts Department Stores, Inc., a regional discount department store chain operating in New England. Mr. Moreira has been a Director of the Company since May 1997.

     HARVEY A. WEINBERG has been a consultant in various industries since April 1994. From April 1992 to April 1994, he was President and Chief Executive Officer of HSSI, Inc., a retailer of men's and women's apparel. From 1987 to September 1990, he was Chief Executive Officer and Vice Chairman of the Board of Directors of Hartmarx Corporation and from 1990 to September 1992, he served as Chairman of the Board of Hartmarx Corporation. He is a trustee of Glimcher Realty Trust, a real estate investment trust. He is also a Director of R.G. Barry Corp. He has been a Director of the Company since December 1992.

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

     ALLEN BRAILSFORD has been Executive Vice President since April 2001. Mr. Brailsford was Vice President of Operations of the Company from March 1992 to March 2001, and from March 1985 to March 1992, he was Director of Distribution of the Company.

     MYRA BUTENSKY has been Vice President - Divisional Merchandise Manager, Men's Tailored Clothing of the Company since January 1999. From May 1998 to January 1999, Ms. Butensky was Divisional Merchandise Manager, Ladies of the Company. From June 1991 to April 1998, Ms. Butensky was a ladies buyer. Prior to joining the Company in 1991, Ms. Butensky was a buyer with Popular Trading Club, Inc, and also spent 10 years with Macy's in a number of buying positions.

     JAMES DONATO has been Vice President of Operations of the Company since April 2001. From November 1997 to March 2001 he was Director of Store Planning of the Company. Prior to November 1997, Mr. Donato was in store management as a District Manager and Store Manager of the Company.

     ELYSE MARKS has been Vice President of MIS of the Company since April 2001. From November 1999 to March 2001 Ms. Marks was Director of MIS of the Company. From January 1998 to November 1999, Ms. Marks was manager of MIS and store systems of the Company. From 1983 to 1987, she was also in store management for the Company.

     JOHN TYZBIR has been Vice President - Human Resources of the Company since April 1999. From January 1995 to October 1997, Mr. Tyzbir was Director of Human Resources of Zallie Supermarkets Corp. From June 1991 to January 1995, Mr. Tyzbir was Director of Human Resources and Planning of Carson Pirie Scott Inc.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 1, 2003, the end of the fiscal year covered by this Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth equity compensation plan information as of March 1, 2003:

-------------------------- ----------------------------------------------------------------------
                                           EQUITY COMPENSATION PLAN INFORMATION
-------------------------- --------------------- ----------------------- -------------------------
                                                                           Number of securities
                                                                           remaining available
                            Number of securities                           for future issuance
                                to be issued        Weighted-average           under equity
                              upon exercise of      exercise price of       compensation plans
                            outstanding options,   outstanding options    (excluding securities
Plan category               warrants and rights    warrants and rights   reflected in column (a))
-------------               -------------------    -------------------   ------------------------
                                   (a)                     (b)                     (c)
-------------------------- --------------------- ----------------------- ------------------------
Equity compensation
plans approved by
security holders.........        991,150                  $7.21                  508,850
-------------------------- --------------------- ----------------------- ------------------------
Equity compensation
plans not approved by
security holders..........         N/A                     N/A                     N/A
-------------------------- --------------------- ----------------------- ------------------------
Total.....................       991,150                  $7.21                  508,850
-------------------------- --------------------- ----------------------- ------------------------

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 12 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 1, 2003, the end of the fiscal year covered by this Annual Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after March 1, 2003, the end of the fiscal year covered by this Annual Report.


ITEM 14.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     (b)  Changes in Internal Controls

     There were no specific changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                 PAGE NUMBER

(a)(1)   Financial Statements:

         Independent Auditors' Report .............................. F-1
         Consolidated Balance Sheets ............................... F-2
         Consolidated Statements of Operations ..................... F-3
         Consolidated Statements of Shareholders' Equity ........... F-4
         Consolidated Statements of Cash Flows ..................... F-5
         Notes to Consolidated Financial Statements ................ F-6

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

3.1      Certificate of Incorporation of Syms Corp, as amended

3.2      By-laws of Syms Corp

4.1      Specimen Certificate of Common stock

10.3     Elmsford (White Plains), New York Leased Premises
         10.3a   Lease, June 21, 1977
         10.3b   Lease Modification, December 28, 1978
         10.3c   Lease Modification, July 26, 1983
         10.3d   Consent, July 29, 1983
         10.3e   Parking Area Lease No. 1, July 29, 1969
         10.3f   Parking Area Sublease No. 1, November 29, 1974
         10.3g   Parking Area Lease No. 2, June 23, 1969
         10.3h   Parking Area Sublease No. 2, November 29, 1974
         10.3i   Assignment and Assumption, July 29, 1983
         10.3j*  Third Lease Modification Agreement, December 1, 2002

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

10.36+ Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.38 First Amendment to Revolving Credit Agreement, dated November 24, 1997, between Syms Corp and Summit Bank. (10-K Report for fiscal year ended February 28, 1998)

10.39 Credit Program Agreement, dated January 27, 2000 between Syms Corp and Conseco Finance Corp (10K Report for fiscal year ended February 26,
         2000)

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

10.43 Fourth Amendment to Revolving Credit Agreement, dated as of May 4, 2001, between Syms Corp and Fleet National Bank (10-K Report for fiscal year ended March 3, 2001)

10.45 Fifth Amendment to Revolving Credit Agreement dated as of May 3, 2002, between Syms Corp and Fleet National Bank

10.46 Agreement and Plan of Reorganization, dated as of May 1, 2002, between Stanley Blacker, Inc. and Syms Corp.

10.47 Sixth Amendment to Revolving Credit Agreement, dated as of August 19, 2002, between Syms Corp and Fleet National Bank (10-Q Report for fiscal quarter ended August 31, 2002)

21       List of Subsidiaries of the Company

23*      Consent of Deloitte & Touche LLP

99.1* Certification of Marcy Syms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification of Antone F. Moreira pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

During the quarter ended March 1, 2003, no reports on Form 8-K were filed.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SYMS CORP

                               By:  /s/ Marcy Syms
                                    -------------------------------
                                    Marcy Syms
                                    Chief Executive Officer / President

                               Date: May 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                        DATE
---------                                -----                        ----

/s/ Sy Syms                  Chairman of the Board                 May 28, 2003
-----------------------      and Director
Sy Syms


/s/ Marcy Syms               Chief Executive Officer/President     May 28, 2003
-----------------------      and Director
Marcy Syms                   (Principal executive officer)



/s/ Antone F. Moreira        Vice President,
-----------------------      Chief Financial Officer,
Antone F. Moreira            Assistant Secretary and Director      May 28, 2003
                             (Principal financial and
                             accounting officer)

/s/ Harvey A. Weinberg       Director                              May 28, 2003
-----------------------
Harvey A. Weinberg


/s/ David A. Messer          Director                              May 28, 2003
-----------------------
David A. Messer


/s/ Wilbur L. Ross, Jr.      Director                              May 28, 2003
-----------------------
Wilbur L. Ross, Jr.

I, Marcy Syms, certify that:

1.   I have reviewed this annual report on Form 10-K of Syms Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003


                                 /s/ Marcy Syms
                                 --------------
                                   Marcy Syms
                             Chief Executive Officer

I, Antone F. Moreira, certify that:

1. I have reviewed this annual report on Form 10-K of Syms Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003


                              /s/ Antone F. Moreira
                              ---------------------
                                Antone F. Moreira
                             Chief Financial Officer

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp and Subsidiaries as of March 1, 2003 and March 2, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and Subsidiaries as of March 1, 2003 and March 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP /s/
Parsippany, New Jersey

April 24, 2003

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           MARCH 1,    MARCH 2,
                                                             2003        2002
                                                           --------    --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $ 19,197    $ 19,485
  Merchandise inventories                                    78,151      86,810
  Deferred income taxes                                       4,143       6,514
  Prepaid expenses and other current assets                   6,280       6,071
                                                           --------    --------
              Total current assets                          107,771     118,880


PROPERTY AND EQUIPMENT - NET                                135,460     147,186

DEFERRED INCOME TAXES                                         9,397       2,309

OTHER ASSETS                                                  9,845       8,119
                                                           --------    --------


TOTAL ASSETS                                               $262,473    $276,494
                                                           ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $ 12,639    $ 17,867
  Accrued expenses                                           12,099       8,845
  Accrued insurance                                           2,339       3,144
  Obligation to customers                                     3,352       3,063
                                                           --------    --------
              Total current liabilities                      30,429      32,919


OTHER LONG TERM LIABILITIES                                   1,891       2,118

COMMITMENTS (Note 8)                                             --          --

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share - authorized
    1,000 shares; none outstanding                               --          --
  Common stock, par value $0.05 per share - authorized
    30,000 shares; 15,435 shares outstanding as of
    March 1, 2003 (net 2,513 treasury shares) and
    15,737 shares outstanding as of March 2, 2002
    (net of 2,152 treasury shares)                              772         787
    Additional paid-in capital                               14,092      13,760
    Treasury stock                                          (21,572)    (18,987)
    Retained earnings                                       236,862     245,897
                                                           --------    --------

              Total shareholders' equity                    230,154     241,457
                                                           --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $262,473    $276,494
                                                           ========    ========

See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FISCAL YEAR ENDED
                                          -------------------------------------

                                           MARCH 1,      MARCH 2,      MARCH 3,
                                             2003          2002          2001
                                          ---------     ---------     ---------

NET SALES                                 $ 281,505     $ 287,744     $ 342,316
Cost of goods sold                          173,037       179,163       215,429
                                          ---------     ---------     ---------
Gross profit                                108,468       108,581       126,887

EXPENSES
Selling, general and administrative          76,998        78,261        84,810
Advertising                                  10,126         8,936        10,122
Occupancy                                    17,702        18,807        21,366
Depreciation and amortization                10,908        11,520        11,468
Other income                                 (1,298)       (6,289)           --
Special charges                               8,000            --        12,935
                                          ---------     ---------     ---------

Loss from operations                        (13,968)       (2,654)      (13,814)
Interest income - net                          (128)          (95)         (153)
                                          ---------     ---------     ---------
Loss before income taxes                    (13,840)       (2,559)      (13,661)
Benefit for income taxes                     (4,805)         (240)       (5,328)
                                          ---------     ---------     ---------

NET LOSS                                  $  (9,035)    $  (2,319)    $  (8,333)
                                          =========     =========     =========

Net Loss Per Share - basic                $   (0.58)    $   (0.15)    $   (0.52)
                                          =========     =========     =========

Weighted Average Shares
  Outstanding -- basic                       15,661        15,741        15,950
                                          =========     =========     =========

Net Loss Per Share - diluted              $   (0.58)    $   (0.15)    $   (0.52)
                                          =========     =========     =========

Weighted Average Shares
  Outstanding -- diluted                     15,661        15,741        15,950
                                          =========     =========     =========


See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                    PREFERRED STOCK      COMMON STOCK      ADDITIONAL
                                   ----------------    -----------------     PAID-IN    TREASURY     RETAINED
                                   SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL     STOCK       EARNINGS        TOTAL
                                   ------    ------    -------    ------     -------    --------     ---------     ---------
BALANCE AS OF FEBRUARY 26, 2000        --        --     15,960       798      13,752     (17,671)      256,549       253,428

Stock buyback                          --        --       (200)      (10)         --      (1,150)           --        (1,160)

Net loss                               --        --         --        --          --          --        (8,333)       (8,333)
                                   ------    ------    -------     -----     -------    --------     ---------     ---------

BALANCE AS OF MARCH 3, 2001            --        --     15,760       788      13,752     (18,821)      248,216       243,935

Exercise of options                    --        --          1        --           8          --            --             8

Stock buyback                          --        --        (24)       (1)         --        (166)           --          (167)

Net loss                               --        --         --        --          --          --        (2,319)       (2,319)
                                   ------    ------    -------     -----     -------    --------     ---------     ---------

BALANCE AS OF MARCH 2, 2002            --        --     15,737       787      13,760     (18,987)      245,897       241,457

Exercise of stock options              --        --         15         1          85          --            --            86

Issuance of stock for
  Stanley Blacker acquisition          --        --         44         2         248          --            --           250

Stock buyback                          --        --       (361)      (18)         --      (2,586)           --        (2,604)

Net loss                               --        --         --        --          --          --        (9,035)       (9,035)
                                   ------    ------    -------     -----     -------    --------     ---------     ---------

BALANCE AS OF MARCH 1, 2003            --    $   --     15,435     $ 772     $14,093    $(21,573)    $ 236,862     $ 230,154
                                   ======    ======    =======     =====     =======    ========     =========     =========

See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                  FISCAL YEAR ENDED
                                                        -------------------------------------
                                                         March 1,      March 2,      March 3,
                                                           2003          2002          2001
                                                        ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $  (9,035)    $  (2,319)    $  (8,333)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                              10,908        11,520        11,468
Deferred income taxes                                      (2,634)          353        (5,039)
Gain on sale of property and equipment                         --          (133)         (337)
Fixed asset impairment                                      3,933            --            --
Non cash impairment charge                                     --            --         6,473
(Increase) decrease in operating assets:
  Merchandising inventories                                 8,659        12,376        17,171
  Prepaid expenses and other current assets                  (105)       (1,833)       (1,236)
  Other assets                                             (1,726)       (1,924)       (1,559)
Increase (decrease) in operating liabilities:
  Accounts payable                                         (5,260)        1,414       (10,921)
  Accrued expenses                                          2,449           829        (3,183)
  Obligations to customers                                    289           153           177
  Other long term liabilities                                (227)         (291)          (27)
                                                        ---------     ---------     ---------
      Net cash provided by operating activities             7,251        20,145         4,654
                                                        ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Stanley Blacker, Inc.                       (1,905)           --            --
Purchase of property and equipment                         (3,116)       (7,990)       (6,073)
Proceeds from sale of property and equipment                   --             5           382
                                                        ---------     ---------     ---------
      Net cash used in investing activities                (5,021)       (7,985)       (5,691)
                                                        ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                                (2,604)         (167)       (1,160)
Exercise of options                                            86             7            --
                                                        ---------     ---------     ---------
      Net cash used in financing activities                (2,518)         (160)       (1,160)
                                                        ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (288)       12,000        (2,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             19,485         7,485         9,682
                                                        ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  19,197     $  19,485     $   7,485
                                                        =========     =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amount capitalized)                  $     374     $     299     $     311
                                                        =========     =========     =========
  Income taxes paid, net of refunds                     $      --     $   3,127     $   1,827
                                                        =========     =========     =========
  Stanley Blacker, Inc. acquisition financed
    through stock issuance                              $     250     $      --     $      --
                                                        =========     =========     =========

See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 1, 2003, MARCH 2, 2002 AND MARCH 3, 2001
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPAL BUSINESS - Syms Corp and subsidiaries (the "Company") operate a chain of 40 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. ACCOUNTING PERIOD - The fiscal years ended March 1, 2003 and March 2, 2002 were comprised of 52 weeks. The fiscal year ended March 3, 2001 was comprised of 53 weeks.

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

k. COMPREHENSIVE INCOME - Comprehensive income is equivalent to the Company's net income for fiscal years 2002, 2001 and 2000.

l. SEGMENT REPORTING - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment - the operation of retail off-price stores. Revenues from external customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three fiscal years was as follows:

                                                         FISCAL YEAR
                                                   ----------------------
                                                   2002     2001     2000
                                                   ----     ----     ----

       Men's tailored clothes and haberdashery 52% 51% 54% Women's dresses, suits, separates
         and accessories                            30%      31%      31%
       Shoes                                         7%       7%       6%
       Children's wear                               8%       8%       7%
       Luggage, domestics and fragrances             3%       3%       2%
                                                   ---      ---      ---
                                                   100%     100%     100%

     The Company does not rely on any major customers as a source of revenue.

m. COMPUTER SOFTWARE COSTS - The Company capitalizes the cost of software developed or purchased for internal use.

n. OTHER ASSETS - Other assets include $9,497,000 and $7,021,000 of cash surrender value of officer's life insurance, and $349,000 and $1,099,000 of other miscellaneous assets such as security deposits, a loan receivable only at March 2, 2002, step rent receivables and deferred lease acquisition costs at March 1, 2003 and March 2, 2002, respectively.

o. ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company complies with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

     Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2002, 2001 and 2000. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                    2002       2001       2000
                                                  -------    -------    -------
Net loss:
  As reported                                     ($9,035)   ($2,319)   ($8,333)
  Stock option expense using intrinsic
    value method
  Stock option expense using fair value method    ($  181)   ($  188)   ($  559)

Pro forma                                         ($9,216)   ($2,507)   ($8,892)

Net loss per share basic and diluted as reported    ($.58)     ($.15)     ($.52)

Net loss per share basic and diluted pro forma      ($.59)     ($.16)     ($.56)


This pro forma information may not be representative of the amounts to expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires that at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial position or operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of March 3, 2002, and the adoption did not have a material impact on the Company's financial position or results of operations.

     In April 2002, Statement of Financial Accounting Standards, No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified to interest expense. The Company does not expect that the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), was issued in July 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This pronouncement did not have a material effect on the Company's financial position or results of operations.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS 148"). This standard amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more frequent and prominent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 as of March 1, 2003, as required.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation Interpretation No. 45," Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of March 1, 2003.

     On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company's results of operations, financial position or cash flows.

     In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. We have evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. We do not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:
                                                      MARCH 1,   MARCH 2,
                                                        2003       2002
                                                      --------   --------

                                                         (IN THOUSANDS)

     Land                                             $ 44,855   $ 44,855
     Buildings and building improvements               120,192    119,724
     Leasehold and leasehold improvements               34,733     39,713
     Machinery and equipment                            33,197     31,003
     Furniture and fixtures                             20,136     20,811
     Construction in progress                            2,433      2,372
                                                      --------   --------

                                                       255,547    258,478

     Less accumulated depreciation and amortization    120,087    111,292
                                                      --------   --------
                                                      $135,460   $147,186
                                                      ========   ========


Included in property and equipment is property that the Company intends to sell but has determined that a sale is not probable within the next year. Such assets have a book value of approximately $4,667,349 as of March 1, 2003 and a net book value of approximately $1,474,249 as of March 2, 2002.

NOTE 3 - INCOME TAXES

The benefit for income taxes is as follows:


                                        FISCAL YEAR ENDED
                                 -------------------------------
                                 MARCH 1,    MARCH 2,    MARCH 3,
                                   2003        2002        2001
                                 -------     -------     -------
                                          (In thousands)

               Current:
                  Federal        $    --     $  (593)    $    --
                  State              429          --        (289)
                                 -------     -------     -------
                                     429        (593)       (289)
                                 -------     -------     -------

               Deferred:
                  Federal         (4,081)        318      (4,047)
                  State           (1,154)         35        (992)
                                 -------     -------     -------
                                  (5,233)        353      (5,039)
                                 -------     -------     -------
                                 $(4,805)    $  (240)    $(5,328)
                                 =======     =======     =======

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                 FISCAL YEAR ENDED
                                         ----------------------------------
                                         MARCH 1,     MARCH 2,     MARCH 3,
                                           2003         2002         2001
                                          ------       ------       ------

   Statutory Federal income tax rate       (35.0%)      (35.0%)      (35.0%)
   State taxes, net of Federal income
     tax benefits                           (5.3%)       (0.1%)       (8.1%)
   Officers' life insurance                  5.5%        26.2%         4.1%
   Other                                     0.1%         (.5)          0
                                          ------       ------       ------

   Effective income tax rate               (34.7%)       (9.4%)      (39.0%)
                                          ======       ======       ======

     The composition of the Company's deferred tax assets and liabilities is as follows:

                                                          FISCAL YEAR ENDED
                                                         -------------------
                                                         March 1,    March 2,
                                                           2003        2002
                                                         -------     -------
                                                           (In thousands)
Deferred tax assets:
  Capitalization of inventory costs                      $ 1,286     $ 1,261
  Accounts receivable                                         --          76
  Reserves not currently deductible for tax purposes       4,417       3,384
  Net operating losses                                     6,331       1,918
  Depreciation                                               822          --
  Step Rent                                                  649          --
  Other                                                       35       2,689
                                                         -------     -------
  Total deferred tax assets                               13,540       9,328

Deferred tax liability:
  Depreciation method and different estimated lives           --          (1)
  Other                                                       --        (504)
                                                         -------     -------
  Total deferred tax liabilities                              --        (505)
                                                         -------     -------
  Net                                                    $13,540     $ 8,823
                                                         =======     =======

  Current deferred tax asset                             $ 4,143     $ 6,514
  Long term deferred tax asset (net of non-current
    deferred tax liability)                                9,397       2,309
                                                         -------     -------
  Net                                                    $13,540     $ 8,823
                                                         =======     =======

At March 1, 2003 and March 2, 2002, the Company had federal and state net operating loss carry forwards resulting in a deferred tax asset of $6,331,000 and $1,918,000 respectively. The federal net operating losses will begin to expire 2006 through 2023. The state net operating losses will begin to expire in 2006.

Based on management's assessment it is more likely than not that deferred tax assets will be realized by future taxable income or tax planning strategies.


NOTE 4 - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through July 31, 2003. Interest on individual advances is payable quarterly at 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. There were no outstanding borrowings against this agreement as of March 1, 2003 and March 2, 2002.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of March 1, 2003.

Total interest charges incurred for the years ended March 1, 2003, March 2, 2002 and March 3, 2001 were $237,000, $302,000 and $319,000, respectively, of which $14,000 were capitalized in fiscal 2000, in connection with the construction of new facilities. There was no capitalized interest for fiscal 2002 and 2001.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be canceled at any time by either party. At March 1, 2003 and at March 2, 2002, the Company had $2,754,872 and $4,564,076,
respectively, in outstanding letters of credit.

NOTE 5 - OTHER INCOME

Other income was recorded by the Company amounting to $1,289,000 during fiscal 2002 as outlined below:

                                                             FISCAL 2002   FISCAL 2001
                                                             -----------   -----------
     Insurance recovery from employee theft                  $       --    $3,000,000
     Restitution from the employee relating to the theft        750,000     1,811,000
     Insurance recovery on Trinity store loss (9/11)            416,000            --
     Gain on stock due demutualization                               --     1,058,000
     Reversal of closed store lease liability                        --       377,000
     Walmart penalty on Dallas store purchase                   100,000            --
     Other                                                       32,000        43,000
                                                             ----------    ----------
Total                                                        $1,298,000    $6,289,000
                                                             ==========    ==========

NOTE 6 - STORE CLOSING COSTS

During the second quarter of fiscal 2002, the Company recorded a store closing cost of $4,000,000 relating to the closing of its downtown Chicago store which closed September 14, 2002. This action was taken by the Company to cut losses being incurred at the store due to construction at the neighboring premises which will continue over a two to three year period. The Company has estimated and recorded an additional $4,000,000 in potential closing costs in the fourth quarter of this fiscal year, which represents management's best estimate of its potential future liability at this time. As of March 1, 2003, the Company has a potential rent liability of $11,282,000 for the remainder of the nine-year lease term.

During the third quarter of fiscal 2002, the Company recorded a store closing cost of $12.9 million relating to a plan to close five stores, including its Boston, Massachusetts store (which closed October 29, 2000), and an additional lease commitment cost associated with a previously closed store. At March 1, 2003 and March 2, 2002, $0 and $683,000 remained accrued respectively related to this restructuring.

                                        BALANCE        BALANCE        BALANCE
                                      AT MARCH 1,    AT MARCH 2,     AT MARCH 3,
                            CHARGES       2003           2002           2001
                            -------   -----------    -----------    -----------
Store closing costs:
  Lease commitments         $ 6,033        --            $600          $1,077
  Impairment of property
  & equipment (non cash)      6,417        --              --              --
  Severance and other
  employee benefits             160        --              --              14
  Other                         325        --              83             342
  Total                     $12,935        --            $683          $1,433

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

The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 1, 2003 and March 2, 2002 due to the short-term maturities of these instruments.


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

The following information on the Company's pension plan is provided:

                                                           MARCH 1,     MARCH 2,
                                                             2003         2002
                                                           -------      -------
(In thousands)
CHANGE IN BENEFIT OBLIGATION:
  Net benefit obligation at beginning of year              $ 6,792      $ 6,029
  Service cost                                                 604          532
  Interest cost                                                470          424
  Actuarial loss                                               245           85
  Gross benefits paid                                         (269)        (278)
                                                           -------      -------
  Net benefit obligation at end of year                    $ 7,842      $ 6,792
                                                           =======      =======

CHANGE IN PLAN ASSETS:

  Fair value of plan assets at beginning of year           $ 5,555      $ 5,814
  Employer contributions                                       402          357
  Gross benefits paid                                         (269)        (278)
  Actual return on plan assets                                (464)        (338)
                                                           -------      -------
  Fair value of plan assets at end of year                 $ 5,224      $ 5,555
                                                           =======      =======

  Funded status at end of year                             $(2,618)     $(1,237)
  Unrecognized net actuarial loss                            1,921          737
  Unrecognized transition amount                                --           --
                                                           -------      -------
  Accrued benefit costs                                    $  (697)     $  (500)
                                                           =======      =======

Pension expenses includes the following components:

                                                        FISCAL YEAR ENDED
                                                  ------------------------------
                                                  MARCH 1,   MARCH 2,   MARCH 3,
                                                    2003       2002       2001
                                                   -----      -----      -----
                                                         (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                       $ 604      $ 532      $ 510
Interest cost                                        470        424        385
Return on assets                                     464        338        (29)
Amortization of (gain) loss                         (939)      (877)      (504)
                                                   -----      -----      -----
Net periodic benefit cost                          $ 599      $ 417      $ 362
                                                   =====      =====      =====

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate                                       6.75%      7.00%      7.25%
Rate of compensation increase                       4.50%      4.50%      4.50%

     The expected long-term rate of return on plan assets was 8.5% for all years.

b. PROFIT-SHARING AND 401(K) PLAN - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan during the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001.

NOTE 9 - COMMITMENTS

a. LEASES - The Company has various operating leases for its retail stores, with terms expiring between 2002 and 2011. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.


Future minimum lease payments at March 1, 2003 are as follows:

                                    OPERATING
                                      LEASES
                                   -----------

     2003                            7,861,892
     2004                            8,000,933
     2005                            7,705,827
     2006                            6,549,859
     2007                            6,291,539
     2008 and thereafter            22,001,750
                                   -----------
     Total minimum payments        $58,411,800
                                   ===========

Rent expense for operating leases are as follows:

                                                 FISCAL YEAR ENDED
                                         ---------------------------------
                                         March 1,    March 2,     March 3,
                                           2003        2002         2001
                                         -------     --------     --------
                                                   (IN THOUSANDS)
     Minimum rentals due                 $ 8,656     $  9,341     $ 11,131
     Escalation rentals accrued               67          324          516
     Contingent rentals                        9          (20)          15
     Sublease rentals                       (228)        (360)        (528)
                                         -------     --------     --------
                                         $ 8,504     $  9,285     $ 11,134
                                         =======     ========     ========


b. EMPLOYMENT AGREEMENT - The Company has an employment agreement with its General Merchandising Manager, expiring 2009, pursuant to which annual compensation of approximately $400,000 is required. In addition, that employee is entitled to additional compensation upon occurrence of certain events.

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

d.   GUARANTEES - The Company does not have any guarantees as of March 1, 2003.

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

No option or stock appreciation rights may be granted under the Stock Option Plan after July 2003. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company). The Board of Directors of the Company has approved a submission to shareholders for approval of an amendment extending the term of the Stock Option Plan for another ten years.

Stock option transactions are summarized below:

                                           FISCAL YEAR ENDED
                         -------------------------------------------------------
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         -------------------------------------------------------

                           MARCH 1, 2003      MARCH 2, 2002      MARCH 3, 2001
                         -----------------  -----------------  -----------------
                                  WEIGHTED           WEIGHTED           WEIGHTED
                         FISCAL   AVERAGE   FISCAL   AVERAGE   FISCAL   AVERAGE
                          2002    EXERCISE   2001    EXERCISE   2000    EXERCISE
FIXED OPTIONS            SHARES     PRICE   SHARES     PRICE   SHARES     PRICE
                         ------    ------   ------    ------   ------    -------
Outstanding
   beginning of year      1,060    $ 7.24    1,106    $ 7.24    1,184    $ 7.73
   Granted                   --        --       --        --       --        --
   Exercised                (15)     5.63       (1)     5.62       --        --
   Cancelled                (54)     8.07      (45)     5.63      (78)     8.64
--------------------------------------------------------------------------------
Outstanding, end
of period                   991    $ 7.21    1,060    $ 7.24    1,106    $ 7.24
================================================================================

Options exerciseable
at year end                 868    $ 7.44      786    $ 7.76      672    $ 8.19


The following table summarizes information about stock options outstanding at March 1, 2003:


                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
----------------------------------------------------------   -------------------
                                          WEIGHTED-AVERAGE
                       NUMBER               REMAINING              NUMBER
 RANGE OF          OUTSTANDING AT         CONTRACTURAL         EXERCISABLE AT
EXERCISE PRICES    MARCH 1, 2003          LIFE (YEARS)         MARCH 1, 2003
----------------------------------------------------------   -------------------
   5.625               617,900                 6.7                 494,320
   8.00                 87,500                 3.6                  87,500
   8.50                  5,100                 1.1                   5,100
   9.75                 50,000                 0.3                  50,000
   9.88                 25,000                 4.2                  25,000
  10.625                 5,650                 0.1                   5,650
  10.6875              200,000                 5.6                 200,000
                       -------                               -------------------
                       991,150                                     867,570

NOTE 12 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share have been computed as follows:

                                         FISCAL 2002   FISCAL 2001   FISCAL 2000
                                         -----------   -----------   -----------
BASIC NET LOSS PER SHARE:

Net loss                                   ($ 9,035)     ($ 2,319)     ($ 8,333)
Average shares outstanding                   15,661        15,741        15,950

Basic net loss per share                   ($  0.58)     ($  0.15)     ($  0.52)

DILUTED NET LOSS PER SHARE:

Net loss                                   ($ 9,035)     ($ 2,319)     ($ 8,333)

Average shares outstanding                   15,661        15,741        15,950
Stock options                                     0             0             0
                                           --------      --------      --------
Total average equivalent shares              15,661        15,741        15,950

Diluted net loss per share                 ($  0.58)     ($  0.15)     ($  0.52)

Options to purchase 991,000, 1,060,000 and 1,106,000 shares of common stock at prices ranging from $5.625 to $10.6875 per share were outstanding in 2002, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because the exercise price of the options exceed the average market price and would have been antidilutive.


NOTE 13 - RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the expenses relating to a real estate lease with Sy Syms, Chairman of the Board of the Company, for the Elmsford, New York store, which lease expired November 30, 1999 and which property was occupied by the Company on a month-to-month basis through November 30, 2002. During fiscal years 2002, 2001 and 2000, the Company paid to Sy Syms $649,125 and $600,000, respectively, in fixed rent. The Company and Mr. Syms signed a lease agreement dated December 1,2002 through November 30, 2010 for annual rent of $796,500.

In fiscal 2002, the Marcy Syms Revocable Trust paid in full a note to the Company in the amount of $800,000.

On January 10, 2002, an independent audit committee of the Board of Directors was established to review the potential acquisition of Stanley Blacker, Inc. a corporation owned by the Sy Syms Revocable Living Trust. This committee obtained an independent appraisal as to the fair market value of the business enterprise of Stanley Blacker, Inc. and on April 18, 2002, the Board of Directors approved the acquisition based on the independent committee's recommendation to acquire the assets of Stanley Blacker, Inc. The assets of Stanley Blacker, Inc. consisted substantially of deferred tax assets, trademarks and trade names licensed to third party manufacturers of clothing and accessories. Based on the purchase price allocation, no value was given to the trademarks and trade names. The acquisition of such assets was consummated on May 1, 2002, for a purchase price consisting of $250,000 paid in cash, $250,000 paid by the issuance of 44,138 shares of the Company's Common Stock and the balance by the taking of the assets subject to a note payable to Fleet National Bank in the principal amount of $1,655,000 together with interest thereon of approximately $11,355, which note was paid in full by the Company. The Company's financial statements include the results of operations of Stanley Blacker, Inc. from the date of acquisition.

Purchase Price:
Cash                                           $1,905,000
Stock                                             250,000
Purchase price                                  2,155,000

Preliminary Allocation of Purchase Price:
Receivables                                    $  104,000
Deferred Tax Assets                             2,083,000
Payables                                           32,000

The impact on earnings from the Stanley Blacker, Inc. acquisition for fiscal years 2002, 2001 and 2000 was not material.

NOTE 14 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                        QUARTER
                                        ---------------------------------------
                                         FIRST      SECOND     THIRD    FOURTH
                                        --------   --------   -------  --------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED MARCH 1, 2003
   Net sales                            $ 67,950   $ 65,058   $73,271  $ 75,226
   Gross profit                           29,097     22,979    30,149    26,243
   Net income (loss)                         707     (6,169)      753    (4,326)
   Net income (loss) per share - basic      0.04      (0.39)     0.05     (0.28)
   Net income (loss) per share - diluted    0.04      (0.39)     0.05     (0.28)


                                                        QUARTER
                                        ---------------------------------------
                                         FIRST      SECOND     THIRD    FOURTH
                                        --------   --------   -------  --------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED MARCH 2, 2002
   Net sales                            $ 71,554   $ 65,319   $75,043  $ 75,828
   Gross profit                           29,470     22,474    29,819    26,818
   Net income (loss)                        (777)    (2,077)      425       110
   Net income (loss) per share - basic     (0.05)     (0.13)     0.03      0.01
   Net income (loss) per share - diluted   (0.05)     (0.13)     0.03      0.01