Form 10-Q
period 2003-05-31
SYMS CORP
filed 2003-07-08
CIK 724742

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   for the quarterly period ended MAY 31, 2003

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_


   At July 7, 2003 the latest practicable date, there were 15,440,478 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of

          May 31, 2003, March 1, 2003 and June 1, 2002                         1

          Condensed Consolidated Statements of Operations for the
          13 Weeks Ended May 31, 2003 and June 1, 2002                         2

          Condensed Consolidated Statements of Cash Flows for the
          13 Weeks Ended May 31, 2003 and June 1, 2002                         3

          Notes to Condensed Consolidated Financial Statements               4-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8-12

Item 3.   Quantitative and Qualitative Disclosure about Market Risk           12

Item 4.   Controls and Procedures                                             13

PART II.  OTHER INFORMATION
                                                                              13
          Item 1.  Legal Proceedings
          Item 2.  Changes In Securities and Use of Proceeds
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                    14

CERTIFICATIONS                                                             15-16

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                  MAY 31,   MARCH 1,    JUNE 1,
                                                   2003       2003       2002
                                                 --------   --------   --------
                                               (UNAUDITED)   (NOTE)  (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $ 30,434   $ 19,197   $ 33,264
  Merchandise inventories                          88,277     78,151     94,854
  Deferred income taxes                             4,143      4,143      6,514
  Prepaid expenses and other current assets         5,133      6,280      3,724
                                                 --------   --------   --------
    TOTAL CURRENT ASSETS                          127,987    107,771    138,356

PROPERTY AND EQUIPMENT - Net                      133,312    135,460    145,490

DEFERRED INCOME TAXES                               9,397      9,397      4,392

OTHER ASSETS                                       11,637      9,845      8,659
                                                 --------   --------   --------
    TOTAL ASSETS                                 $282,333   $262,473   $296,897
                                                 ========   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 35,647   $ 12,639   $ 36,188
  Accrued expenses                                 11,219     12,099     10,224
  Accrued insurance                                 1,835      2,339      2,907
  Obligations to customers                          3,317      3,352      3,022
                                                 --------   --------   --------
    TOTAL CURRENT LIABILITIES                      52,018     30,429     52,341


OTHER LONG TERM LIABILITIES                         1,886      1,891      2,140
                                                 --------   --------   --------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $100 per share
  Authorized 1,000 shares; none outstanding            --         --         --
  Common stock, par value $0.05 per share
  Authorized 30,000 shares; 15,440 shares
  outstanding (net of 2,513 in treasury
  shares) on May 31, 2003, 15,435 shares
  outstanding as of March 1, 2003 (net of
  2,513 treasury shares) and 15,782 shares
  outstanding (net of 2,152 treasury shares)
  on June 1, 2002                                     772        772        793
  Additional paid-in capital                       14,117     14,092     14,007
  Treasury Stock                                  (21,572)   (21,572)   (18,987)
  Retained earnings                               235,112    236,862    246,603
                                                 --------   --------   --------
    TOTAL SHAREHOLDERS' EQUITY                    228,429    230,154    242,416
                                                 --------   --------   --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $282,333   $262,473   $296,897
                                                 ========   ========   ========

NOTE: The balance sheet at March 1, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


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


                                                            13 WEEKS ENDED
                                                        -----------------------
                                                         MAY 31,        JUNE 1,
                                                          2003           2002
                                                        --------       --------
(Unaudited)

Net sales                                               $ 63,534       $ 67,950
Cost of goods sold                                        37,620         38,853
                                                        --------       --------
Gross profit                                              25,914         29,097

Expenses:
Selling, general and administrative                       19,169         18,765
Advertising                                                2,380          2,244
Occupancy                                                  4,164          4,501
Depreciation and amortization                              2,623          2,810
Other income                                                (110)          (454)
                                                        --------       --------
Income/(loss) from operations                             (2,312)         1,231

Interest income                                              (12)           (54)
                                                        --------       --------
Income/(loss) before income taxes                         (2,300)         1,285
Provision (benefit) for income taxes                        (551)           578
                                                        --------       --------
Net income/(loss)                                       $ (1,749)      $    707
Net income/(loss) per share-basic                       $  (0.11)      $   0.04
                                                        ========       ========
Weighted average shares outstanding-basic                 15,439         15,754
                                                        ========       ========
Net income/(loss) per share-diluted                     $  (0.11)      $   0.04
                                                        ========       ========
Weighted average shares outstanding- diluted              15,439         15,754
                                                        ========       ========

See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                            13 WEEKS ENDED
                                                        -----------------------
                                                         MAY 31,        JUNE 1,
                                                          2003           2002
                                                        --------       --------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $ (1,749)      $    707
                                                        --------       --------
  Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
  Depreciation and amortization                            2,621          2,810
  Gain of disposal of assets                                  --            (94)
  (Increase) decrease in operating assets:
    Merchandising inventories                            (10,126)        (8,044)
    Prepaid expenses and other current assets              1,147          2,451
    Other assets                                          (1,792)          (540)
  Increase (decrease) in operating liabilities:
    Accounts payable                                      23,008         18,321
    Accrued expenses                                      (1,419)         1,069
                                                        --------       --------
    Other long term liabilities                               (5)            22
                                                        --------       --------
      Net cash provided by operating activities           11,685         16,702
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Stanley Blacker Acquisition                                 --         (1,906)
  Expenditures for property and equipment                   (473)        (1,020)
                                                        --------       --------
      Net cash used in investing activities                 (473)        (2,926)
                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options/Issuance of stock                       25              3
                                                        --------       --------
      Net cash provided by financing activities               25              3
                                                        --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 11,237         13,779
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            19,197         19,485
                                                        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 30,434       $ 33,264
                                                        ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $     --       $     --
                                                        ========       ========

    Income taxes paid (refunds received)                $     --       $     --
                                                        ========       ========
    Stanley Blacker, Inc. acquisition
      financed through stock                            $     --       $    250
                                                        ========       ========


See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 WEEKS ENDED MAY 31, 2003 AND JUNE 1, 2002
--------------------------------------------------------------------------------

(UNAUDITED)
..
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended May 31, 2003 is not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 1, 2003.

NOTE 3  - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending March 1, 2003 was comprised of 52 weeks. The fiscal year ended February 28, 2004 will be comprised of 52 weeks.

NOTE 4  -  MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5  -  BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through July 31, 2003. A renewal of the current facility for a one-year period is now in progress and expected to be finalized shortly. Interest on individual advances is payable quarterly at 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. As of May 31, 2003, March 1, 2003 and June 1, 2002 there were no outstanding borrowings under this agreement.

The agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was in compliance with all covenants as of May 31, 2003.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At May 31, 2003, March 1, 2003 and June 1, 2002 the Company had $4,462,000, $2,755,000
and $4,523,000, respectively, in outstanding letters of credit.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

NOTE 6  - NET INCOME/(LOSS) PER SHARE

In accordance with SFAS 128, basic net income/(loss) per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income/(loss) per share gives effect to outstanding stock options.

Net income (loss) per share has been computed as follows:

                                                            13 WEEKS ENDED
                                                        -----------------------
                                                         MAY 31,        JUNE 1,
                                                          2003           2002
                                                        --------       --------
Basic net income/(loss) per share:

Net income/(loss)                                       $ (1,749)      $    707
Average shares outstanding                                15,439         15,754
Basic net income (loss) per share                       $  (0.11)      $   0.04


Diluted net income per share:

Net income/(loss)                                       $ (1,749)      $    707
Average shares outstanding                                15,439         15,754
Stock options                                                 --             --
Total average equivalent shares                           15,439         15,754

Diluted net income/(loss) per share                     $  (0.11)      $   0.04


In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 977,000 and 1,060,000 shares of common stock at prices ranging from $5.63 to $10.69 per share were outstanding as of May 31, 2003 and June 1, 2002, respectively, but were not included in the computation of diluted net income per share because they would have been antidilutive.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" ("SFAS 141") AND STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires that they be assessed at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial position or operations.

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

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of March 1, 2003.

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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

NOTE 8 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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

     Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of fiscal 2003 or of fiscal 2002. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                             13 WEEKS ENDED
                                                        -----------------------
                                                         5/31/03        6/01/02
                                                        --------       --------
Net income/(loss):                                       ($1,749)         $707

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                           ($7)         ($20)
                                                        --------         -----

Pro forma net income/(loss)                              ($1,756)         $687
                                                        ========         =====

Earnings (loss) per share:

Basic, as reported                                        ($0.11)         $.04
Basic, pro forma                                          ($0.11)         $.04
Diluted, as reported                                      ($0.11)         $.04
Diluted, pro forma                                        ($0.11)         $.04

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

     The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in the Annual Report on Form 10-K for the year ended March 1, 2003. The Company has identified certain critical accounting policies that are described below.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


     MERCHANDISE INVENTORY - Inventories are valued at lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. Management believes that the Company's RIM and application of FIFO provides an inventory valuation which reasonably approximates cost using a first-in, first-out assumption and results in a carrying value at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional markdowns may be required.

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

     DEFERRED TAX VALUATION ALLOWANCE - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

13 WEEKS ENDED MAY 31, 2003 COMPARED TO 13 WEEKS ENDED JUNE 1, 2002

Net sales for the 13 weeks ended May 31, 2003 were $63,534,000, a decrease of $4,416,000 (6.5%), as compared to net sales of $67,950,000 for the 13 weeks ended June 1, 2002. The closing of the Pittsburgh, PA and Chicago, IL stores accounted for approximately $2,000,000 of the decrease in net sales in the first quarter of 2003. Comparable store sales decreased 3.8% from the comparable 13 week period in fiscal 2002. The difficult economic environment that the Company and other retailers are experiencing contributed to this decline for the period ending May 31, 2003.

Gross profit for the 13 weeks ended May 31, 2003 was $25,914,000 (40.8% as a percentage of net sales), a decrease of $3,183,000 as compared to $29,097,000 (42.8% as a percentage of net sales) for the fiscal period ended June 1, 2002. The decline in gross profit during this period is largely attributable to lower sales and higher markdowns on merchandise sold compared to the same period in the prior year.

Selling, general and administrative expense increased $404,000 to $19,169,000 (30.2% as a percentage of net sales) for the 13 weeks ended May 31, 2003, as compared to $18,765,000 (27.6% as a percentage of net sales) for the period ended June 1, 2002. The expense of the closed stores (Pittsburgh, PA and Chicago, IL) accounted for approximately $523,000 for the period ended June 1, 2002. The increased expenditures in the existing stores of approximately $927,000 is largely due to higher payrolls and higher medical insurance costs.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


Advertising expense for the 13 weeks ended May 31, 2003 was $2,380,000 (3.8% as a percentage of net sales) as compared to $2,244,000 (3.3% as a percentage of net sales) for the period ended June 1, 2002.

Occupancy costs were $4,164,000 (6.6% as a percentage of net sales) for the 13 week period ended May 31, 2003 as compared to $4,501,000 (6.6% as a percentage of net sales) for the 13 weeks ended June 1, 2002. The occupancy costs of the closed stores (Pittsburgh, PA and Chicago, IL) amounted to $386,000.

Depreciation and amortization amounted to $2,623,000 (4.1% as a percentage of net sales), a decrease of $187,000 for the 13 weeks ended May 31, 2003, as compared to $2,810,000 (4.1% as a percentage of net sales) for the 13 weeks ended June 1, 2002.

Net loss before income taxes for the 13 weeks ended May 31, 2003 was $2,300,000, as compared to net income before income taxes of $1,285,000 for the 13 weeks ended June 1, 2002. The net loss this year resulted principally from lower sales and higher markdowns on merchandise sold and increased expenses.

For the 13 week period ended May 31, 2003, the effective income tax rate was 24%, compared to 45% for the period ended June 1, 2002. The fluctuation on the effective income tax rate is due to the non-deductibility of officer's life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of May 31, 2003 was $75,969,000, a decrease of $10,046,000, as compared to $86,015,000 as of June 1, 2002. The ratio of current assets to current liabilities was 2.46 to 1 as compared to 2.64 to 1 as of June 1, 2002.

Net cash provided by operating activities totaled $11,685,000 for the 13 weeks ended May 31, 2003, a decrease of $5,017,000 as compared to $16,702,000 for the 13 weeks ended June 1, 2002. Net cash used in investing activities was $473,000 for the 13 weeks ended May 31, 2003, as compared to $2,926,000 for the 13 weeks ended June 1, 2002. Expenditures for property and equipment totaled $473,000 and $1,020,000 for the 13 weeks ended May 31, 2003 and June 1, 2002, respectively.

Net cash provided by financing activities was $25,000 for the 13 weeks ended May 31, 2003, as compared to the 13 weeks ended June 1, 2002.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through July 31, 2003. A renewal of the current facility for a one year period is currently in progress and expected to be finalized shortly. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements needs. As of May 31, 2003 and June 1, 2002, there were no outstanding borrowings under the revolving credit agreement.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At May 31, 2003, March 1, 2003 and June 1, 2002 the Company had $4,462,000, $2,755,000
and $4,523,000, respectively, in outstanding letters of credit.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 28, 2004. Through the 13 week period ended May 31, 2003, the Company has incurred $473,000 of capital expenditures.

On June 7, 2002, the Company's Board of Directors authorized the repurchase of up to 20% of its outstanding shares of common stock (not to exceed 3,200,000 shares) at prevailing market prices through June 7, 2004. No purchases of stock were made during the quarter ended May 31, 2003. During the year ended March 1, 2003, the Company purchased 361,000 shares, representing 2.3% of its outstanding shares, at a total cost of $2,604,000.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 28, 2004.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" ("SFAS 141") AND STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires that they be assessed at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial position or operations.

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

     Statement of Financial Accounting Standards, No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" ("SFAS 146"), was issued in July 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This pronouncement did not have a material effect on the Company's financial position or results of operations.

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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of March 1, 2003.

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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed with this Form 10-Q

               99.1 Certification of Marcy Syms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2  Certification of Antone F. Moreira pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               On April 29, 2003, the Company furnished a Report on Form 8-K pursuant to Items 7 and 9 of such form regarding its results of operations for the fourth quarter and fiscal year ended March 1, 2003.

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


                                    SYMS CORP



    DATE:  July 8, 2003         BY  /s/ Marcy Syms
                                    --------------
                                    MARCY SYMS
                                    CHIEF EXECUTIVE OFFICER






    DATE: July 8, 2003          BY  /s/ Antone F. Moreira
                                    ---------------------
                                    ANTONE F. MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

Date: July 8, 2003


                                 /s/ Marcy Syms
                                 --------------
                                   Marcy Syms
                             Chief Executive Officer

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

Date: July 8, 2003


                              /s/ Antone F. Moreira
                              ---------------------
                                Antone F. Moreira
                             Chief Financial Officer