Form 10-Q
period 2003-08-30
SYMS CORP
filed 2003-10-10
CIK 724742

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

                 for the quarterly period ended AUGUST 30, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.                Yes ___         No _X_


At October 3, 2003, the latest  practicable  date, there were 15,304,178  shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


                                      INDEX


                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of

           August 30, 2003, March 1, 2003 and August 31, 2002               1

           Condensed Consolidated Statements of Operations for
           the 13 Weeks and 26 Weeks Ended August 30, 2003
           and August 31, 2002                                              2

           Condensed Consolidated Statements of Cash Flows for the
           26 Weeks Ended August 30, 2003 and August 31, 2002               3

           Notes to Condensed Consolidated Financial Statements             4-8

Item 2.    Management's Discussion and Analysis of Financial Condition      8-12
           and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       13

Item 4.    Controls and Procedures                                          13

PART II.   OTHER INFORMATION
           Item 1.  Legal Proceedings                                       13
           Item 2.  Changes In Securities and Use of Proceeds               13
           Item 3.  Defaults Upon Senior Securities                         13
           Item 4.  Submission of Matters to a Vote of Security Holders     13
           Item 5.  Other Information                                       14
           Item 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                                  15

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                AUGUST 30,  MARCH 1,  AUGUST 31,
                                                   2003       2003       2002
                                                ---------   --------  ---------
                                               (UNAUDITED)   (NOTE)  (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents                      $ 19,828   $ 19,197   $ 23,166
  Merchandise inventories                          87,061     78,151     99,025
  Deferred income taxes                             4,143      4,143      6,514
  Prepaid expenses and other current assets         6,588      6,280      3,946
                                                 --------   --------   --------
    TOTAL CURRENT ASSETS                          117,620    107,771    132,651
                                                 --------   --------   --------

PROPERTY AND EQUIPMENT - Net                      131,056    135,460    139,806

DEFERRED INCOME TAXES                               9,397      9,397      4,392

OTHER ASSETS                                       12,977      9,845      8,998
                                                 --------   --------   --------
    TOTAL ASSETS                                 $271,050   $262,473   $285,847
                                                 ========   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 31,506   $ 12,639   $ 35,671
  Accrued expenses                                  9,877     12,099      7,232
  Accrued insurance                                 1,708      2,339      2,667
  Obligations to customers                          3,250      3,352      3,027
                                                 --------   --------   --------
    TOTAL CURRENT LIABILITIES                      46,341     30,429     48,597
                                                 --------   --------   --------

OTHER LONG TERM LIABILITIES                         1,881      1,891      2,163
                                                 --------   --------   --------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $100 per share
  Authorized 1,000 shares; none outstanding            --         --         --
  Common stock, par value $0.05 per share
  Authorized 30,000 shares; 15,304 shares
  outstanding (net of 2,650 treasury shares)
  on August 30, 2003; 15,435 shares
  outstanding as of March 1, 2003 (net of
  2,513 treasury shares) and 15,621 shares
  outstanding (net of 2,313 treasury shares)
  on August 31, 2002                                  765        772        793
  Additional paid-in capital                       14,121     14,092     14,007
  Treasury stock                                  (22,487)   (21,572)   (20,147)
  Retained earnings                               230,429    236,861    240,434
                                                 --------   --------   --------
    TOTAL SHAREHOLDERS' EQUITY                    222,828    230,153    235,087
                                                 --------   --------   --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $271,050   $262,473   $285,847
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


See Notes to Condensed Consolidated Financial Statements

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   13 WEEKS ENDED                26 WEEKS ENDED
                                                   --------------                --------------
                                               AUGUST 30,   AUGUST 31,       AUGUST 30,    AUGUST 31,
                                                  2003         2002            2003          2002
                                               ---------    ---------        ---------     ---------
                                                     (Unaudited)                   (Unaudited)
Net sales                                       $ 62,102     $ 65,058        $ 125,636     $ 133,008
Cost of goods sold                                39,996       42,079           77,616        80,932
                                                --------     --------        ---------     ---------
Gross profit                                      22,106       22,979           48,020        52,076

Expenses:
Selling, general and administrative               19,706       19,053           38,875        37,818
Advertising                                        1,421        2,045            3,801         4,289
Occupancy                                          4,456        4,650            8,620         9,151
Depreciation and amortization                      2,784        2,762            5,407         5,572
Special charge                                        --        4,000               --         4,000
                                                --------     --------        ---------     ---------
Loss from operations                              (6,261)      (9,531)          (8,683)       (8,754)

Other income                                         (68)        (355)            (178)         (809)

Interest income                                      (31)         (45)             (43)          (99)
                                                --------     --------        ---------     ---------
Loss before income taxes                          (6,162)      (9,131)          (8,462)       (7,846)
Provision benefit for income taxes                (1,479)      (2,962)          (2,030)       (2,384)
                                                --------     --------        ---------     ---------
Net loss                                        $ (4,683)    $ (6,169)       $  (6,432)    $  (5,462)
                                                ========     ========        =========     =========
Net loss per share-basic                        $  (0.30)    $  (0.39)       $   (0.42)    $   (0.35)
                                                ========     ========        =========     =========
Weighted average shares outstanding-basic         15,412       15,721           15,412        15,721
                                                ========     ========        =========     =========
Net loss per share-diluted                      $  (0.30)    $  (0.39)       $   (0.42)    $   (0.35)
                                                ========     ========        =========     =========
Weighted average shares outstanding- diluted      15,412       15,721           15,412        15,721
                                                ========     ========        =========     =========


See Notes to Condensed Consolidated Financial Statements

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                            26 WEEKS ENDED
                                                            --------------
                                                        AUGUST 30,    AUGUST 31,
                                                           2003          2002
                                                        ---------     ---------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (6,432)     $ (5,462)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
  Depreciation and amortization                             5,407         5,572
  Loss on disposal of assets                                  440         4,033
  (Increase) decrease in operating assets:
     Merchandise inventories                               (8,910)      (12,215)
     Prepaid expenses and other current assets               (308)        2,125
     Other assets                                          (3,132)         (775)
  Increase (decrease) of operating liabilities:
     Accounts payable                                      18,867        17,772
     Accrued expenses                                      (2,853)       (2,090)
     Obligations to customers                                (102)          (36)
     Other long term liabilities                              (10)           45
                                                         --------      --------
      Net cash provided by operating activities             2,967         8,969
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Stanley Blacker, Inc.                         --        (1,906)
  Expenditures for property and equipment                  (1,443)       (2,225)
                                                         --------      --------
      Net cash used in investing activities                (1,443)       (4,131)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options                                          22             3
  Stock repurchase                                           (915)       (1,160)
                                                         --------      --------
      Net cash used in financing activities                  (893)         (907)
                                                         --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     631         3,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             19,197        19,485
                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 19,828      $ 23,166
                                                         ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Stanley Blacker, Inc. acquisition financed
      through stock issuance                             $     --      $    250
                                                         ========      ========


See Notes to Condensed Consolidated Financial Statements

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 26 WEEKS ENDED AUGUST 30, 2003 AND AUGUST 31, 2002
--------------------------------------------------------------------------------
(UNAUDITED)
..
NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of 40 "off-price" retail stores located throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 week and 26 week periods ended August 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 1, 2003.

NOTE 3  - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending February 28, 2004 will be comprised of 52 weeks. The fiscal year ended March 1, 2003 was comprised of 52 weeks.

NOTE 4  - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5  - BANK CREDIT FACILITIES

The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through October 29, 2003. The Company intends to enter into a new unsecured revolving credit agreement with another bank upon the expiration of the term of the existing credit facility. Interest on individual advances is payable quarterly at 1/2% per annum below the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 3/8 of 1% per annum. As of August 30, 2003, March 1, 2003 and August 31, 2002, respectively, there were no outstanding borrowings under this agreement.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was in compliance with all covenants as of August 30, 2003.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At August 30, 2003, March 1, 2003 and August 31, 2002, the Company had $3,321,000, $2,755,000 and $6,258,000, respectively, in outstanding letters of credit.

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


NOTE 6  - NET INCOME/(LOSS) PER SHARE

In accordance with SFAS 128, basic net income/(loss) per share has been computed
based  upon  the  weighted  average  common  shares  outstanding.   Diluted  net
income/(loss) per share gives effect to outstanding stock options.

Net income/(loss) per share has been computed as follows:

                                      13 WEEKS ENDED          26 WEEKS ENDED
                                  ----------------------  ----------------------
                                  AUGUST 30,  AUGUST 31,  AUGUST 30,  AUGUST 31,
                                     2003        2002        2003        2002
                                  ---------   ---------   ---------   ---------
BASIC NET LOSS PER SHARE:

Net loss ......................... $ (4,683)   $ (6,169)   $ (6,432)   $ (5,462)
Average shares outstanding .......   15,412      15,721      15,412      15,721
Basic net loss per share ......... $  (0.30)   $  (0.39)   $  (0.42)   $  (0.35)

DILUTED NET LOSS PER SHARE:

Net loss ......................... $ (4,683)   $ (6,169)   $ (6,432)   $ (5,462)
Average shares outstanding .......   15,412      15,721      15,412      15,721
Stock options ....................       --          --          --          --
Total average equivalent shares ..   15,412      15,721      15,412      15,721
Diluted net loss per share ....... $  (0.30)   $  (0.39)   $  (0.42)   $  (0.35)


In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 920,875 and 1,020,175 shares of common stock at prices ranging from $5.63 to $10.69 per share were outstanding as of August 30, 2003 and August 31, 2002, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been anti-dilutive.

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

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


     In April 2002, Statement of Financial Accounting Standards, No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified to interest expense. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

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

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of March 1, 2003.

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

     In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "ACCOUNTING BY A RESELLER FOR CASH CONSIDERATION RECEIVED FROM A VENDOR." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. The Company has evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect on our consolidated financial statements.

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


     In April 2003, the FASB issued SFAS 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position or results of operations.

     In May 2003,  the FASB issued  Statement No. 150,  "ACCOUNTING  FOR CERTAIN
FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect the provisions of SFAS 150 to have a material impact on the Company's financial position or results of operations.

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

     Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the twenty six weeks ended August 30, 2003 and August 31, 2002, respectively. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                       13 WEEKS ENDED          26 WEEKS ENDED
                                    -------------------     --------------------
                                    8/30/03     8/31/02     8/30/03     8/31/02
                                    -------     -------     -------     -------

Net income/(loss):                  ($4,683)    ($6,169)    ($6,432)    ($5,462)

Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related
tax effects                             ($7)       ($14)       ($14)       ($27)

Pro forma net income/(loss)         ($4,676)    ($6,183)    ($6,446)    ($5,489)
                                   ========    ========    ========    ========

Earnings (loss) per share:

Basic, as reported                    ($.30)      ($.39)     ($0.42)     ($0.35)
Basic, pro forma                      ($.30)      ($.39)     ($0.42)     ($0.35)
Diluted, as reported                  ($.30)      ($.39)     ($0.42)     ($0.35)
Diluted, pro forma                    ($.30)      ($.39)     ($0.42)     ($0.35)

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


     This pro forma information may not be representative of the amounts expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

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

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


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

     LONG-LIVED ASSETS - In evaluation of the fair value and future benefits of long-lived assets, the Company performs analyses of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company's current estimates.

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

RESULTS OF OPERATIONS

13 WEEKS AND 26 WEEKS ENDED AUGUST 30, 2003 COMPARED TO 13 AND 26 WEEKS ENDED AUGUST 31, 2002

Net sales for the 13 weeks ended August 30, 2003 were $62,102,000, a decrease of $2,956,000 (4.5%), as compared to net sales of $65,058,000 for the 13 weeks ended August 31, 2002. For the 26 weeks ended August 30, 2003, net sales decreased $7,372,000 (5.5%) to $125,636,000 as compared to net sales of $133,008,000 for the 26 weeks ended August 31, 2002. Comparable store sales decreased 1.6% for the 13 weeks ended August 30, 2003 and decreased 2.7% for the 26 weeks ended August 30, 2003, as compared to the comparable periods in the prior fiscal year. The sales decrease in the 13 week and 26 week periods is largely attributable to the closing of the Pittsburgh, PA and Chicago, IL stores (sales of closed stores amounted to $2,075,000 for the 13 weeks and $4,083,000 for the 26 weeks ended during the same period in the prior fiscal year). Our "Bash" sales promotion, which took place in August 2003, had two less selling days in this fiscal year, accounting for approximately $1,300,000 of the sales decline.

Gross profit for the 13 weeks ended August 30, 2003 was $22,106,000 (35.6% as a percentage of net sales), a decrease of $873,000 as compared to $22,979,000 (35.3% as a percentage of net sales) for the 13 weeks ended August 31, 2002. Gross profit for the 26 weeks ended August 30, 2003 was $48,020,000 (38.2% as a percentage of net sales), a decrease of $4,056,000 as compared to $52,076,000 (39.2% as a percentage of net sales) for the 26 weeks ended August 31, 2002. The decrease in gross margin dollars in the 13 and 26 week periods is largely due to lower sales and higher markdowns on merchandise sold compared to the same periods in the prior fiscal year.

Selling, general and administrative expense increased $653,000 to $19,706,000 (31.7% as a percentage of net sales) for the 13 weeks ended August 30, 2003 as compared to $19,053,000 (29.3% as a percentage of net sales) for the 13 weeks ended August 31, 2002. Selling, general and administrative expense increased $1,057,000 to $38,875,000 (30.9% as a percentage of net sales) for the 26 weeks ended August 30, 2003 as compared to $37,818,000 (28.4% as a percentage of net sales) for the 26 weeks ended August 31, 2002. The increased expenditures in the existing stores for the 26 week period ended August 30, 2003 is largely due to higher medical insurance costs, pension costs and maintenance and repair costs.

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


Advertising expense for the 13 weeks ended August 30, 2003 was $1,421,000 (2.3% as a percentage of net sales) as compared to $2,045,000 (3.1% as a percentage of net sales) in the 13 week period ended August 31, 2002. Advertising expense for the 26 weeks ended August 30, 2003 was $3,801,000 (3.0% as a percentage of net sales) as compared to $4,289,000 (3.2% as a percentage of net sales) in the 26 weeks ended August 31, 2002.

Occupancy costs were $4,456,000 (7.2% as a percentage of net sales) for the 13 weeks ended August 30, 2003 as compared to $4,650,000 (7.2% as a percentage of net sales) for the 13 weeks ended August 31, 2002. Occupancy costs were $8,620,000 (6.9% as a percentage of net sales) for the 26 weeks ended August 30, 2003 as compared to $9,151,000 (6.9% as a percentage of net sales) for the period ended August 31, 2002. The closing of two stores during the same periods in the prior fiscal years (Pittsburgh, PA and Chicago, IL) accounted for this reduction in the 13 and 26 week periods.

Depreciation and amortization was $2,784,000 (4.5% as a percentage of net sales) for the 13 weeks ended August 30, 2003 as compared to $2,762,000 (4.3% as a percentage of net sales) for the 13 weeks ended August 31, 2002. Depreciation and amortization for the 26 weeks ended August 30, 2003 was $5,407,000 (4.3% as a percentage of net sales) as compared to $5,572,000 (4.2% as a percentage of net sales) for the 26 weeks ended August 31, 2002.

The results for the second quarter ended August 31, 2002 reflect a $4,000,000 charge (write off of capital assets) resulting from the previously announced closing of our downtown Chicago store. This action was taken by the Company to cut losses being incurred at the store because ongoing construction at or near the premises, expected to continue for several years, rendered the store "unusable" for a retailer.

The loss before income taxes for the 13 weeks ended August 30, 2003 was $6,162,000, a decrease of $2,969,000 as compared to a loss of $9,131,000 for the 13 weeks ended August 31, 2002. The loss before income taxes for the 26 weeks ended August 30, 2003 was $8,462,000 as compared to a loss before income taxes of $7,846,000 for the 26 weeks ended August 31, 2002. This increase in loss resulted largely from lower sales and higher markdowns on merchandise sold which was offset by the $4,000,000 special charge last year.

For the 26 week period ended August 30, 2003, the effective income tax rate was 24.0%, as compared to 30.0% for the comparable period a year ago. The reduction in the effective income tax rate is due to the non-deductibility of officer's life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of August 30, 2003 was $71,279,000, a decrease of $12,775,000 as compared to $84,054,000 as of August 31, 2002. The ratio of current assets to current liabilities was 2.54 to 1 as of August 30, 2003 as compared to 2.73 to 1 as of August 31, 2002. The decrease in working capital results mainly from a reduction in merchandise inventory.

Net cash provided by operating activities totaled $2,967,000 for the 26 weeks ended August 30, 2003, as compared to $8,969,000 for the 26 weeks ended August 31, 2002. In the 26 weeks ended August 30, 2003, net cash provided by operating activities was largely impacted by an increased loss and decreased loss on disposal of assets.

Net cash used in investing activities was $1,443,000 for the 26 weeks ended August 30, 2003, as compared to $4,131,000 for the 26 weeks ended August 31, 2002. Expenditures for property and equipment were $1,443,000 and $2,225,000 for the 26 weeks ended August 30, 2003 and August 31, 2002, respectively.

Net cash used in financing activities was $893,000 for the 26 weeks ended August 30, 2003, as compared to $907,000 for the 26 weeks ended August 31, 2002.

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


The Company has an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through October 29, 2003. The Company intends to enter into a new unsecured revolving credit agreement with another bank upon the expiration of the term of the existing credit facility. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements from internally generated funds. As of August 30, 2003 and August 31, 2002, there were no outstanding borrowings under the revolving credit agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 28, 2004. Through the 26 week period ended August 30, 2003, the Company has incurred $1,443,000 of capital expenditures.

On June 7, 2002, the Company's Board of Directors authorized the repurchase of up to 20% of its outstanding shares of common stock (not to exceed 3,200,000 shares) at prevailing market prices through June 7, 2004. During the 13 week period ended August 30, 2003, the Company purchased 136,900 shares of common stock, which represented 1.0% of its outstanding shares, at a total cost of $921,160.

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

     In April 2002, Statement of Financial Accounting Standards, No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified to interest expense. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards, No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" ("SFAS 146"), was issued in July 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


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

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of March 1, 2003.

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

     In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "ACCOUNTING BY A RESELLER FOR CASH CONSIDERATION RECEIVED FROM A VENDOR." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. The Company has evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position or results of operations.

     In May 2003,  the FASB issued  Statement No. 150,  "ACCOUNTING  FOR CERTAIN
FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


Company does not expect the provisions of SFAS 150 to have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS - None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of shareholders held on July 17, 2003, the Company's shareholders holding a majority of the shares of the Common Stock outstanding as of the close of business on June 13, 2003, voted to approve each of the three proposals included in the Company's proxy statement as follows:

          To elect six directors to hold office for one year or until their respective successors are duly elected and qualified.

                                              FOR          WITHHELD

               Sy Syms                    11,167,408       3,302,470
               Marcy Syms                 11,167,408       3,302,470
               Antone F. Moreira          11,167,408       3,302,470
               Harvey A. Weinberg         13,217,028       1,252,850
               David A. Messer            13,217,028       1,252,850
               Wilbur L. Ross, Jr.        13,217,028       1,252,850

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


          To  ratify  the  appointment  of  BDO  Seidman,   LLP  as  independent
          accountants of the Company for the fiscal year ending February 28, 2004:

                             For:              14,369,677
                             Against:              97,051
                             Abstain:               3,150

          To approve an amendment to the Syms Corp Amended and Restated Incentive Stock Option and Appreciation Plan extending the term of the Plan from July 28, 2003 to July 28, 2013:

                             For:               7,880,791
                             Against:           2,822,897
                             Abstain:              26,101

Item 5.   OTHER INFORMATION  -  None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed with this Form 10-Q

          Exhibit 10.48 Amendment to Syms Corp Amended and Restated Incentive Stock Option and Appreciation Plan

          Exhibit 10.49 Seventh Amendment to Revolving Credit Agreement and Second Amendment to Promissory Note, dated as of July 23, 2003, between Syms Corp and Fleet National Bank

          Exhibit 31.1    Certification  of Chief Executive  Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2    Certification  of Chief Financial  Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

          On June 26, 2003, the Company furnished a Report on Form 8-K pursuant to Items 7 and 9 of such form regarding its results of operations for the fiscal quarter ended May 31, 2003.

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYMS CORP



     DATE:  OCTOBER 10, 2003     BY /s/ Marcy Syms
                                    -----------------------
                                    MARCY SYMS
                                    CHIEF EXECUTIVE OFFICER






     DATE:  OCTOBER 10, 2003     BY /s/ Antone F. Moreira
                                    -----------------------
                                    ANTONE F. MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)