Form 10-Q
period 2003-11-29
SYMS CORP
filed 2004-01-09
CIK 724742

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

                For the quarterly period ended NOVEMBER 29, 2003

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ---       ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).    Yes        No X
                                                      ---       ---

         At  December  31,  2003,  the  latest   practicable  date,  there  were
15,127,278 shares outstanding of Common Stock, par value $0.05 per share.


================================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         November 29, 2003, March 1, 2003 and November 30, 2002              1

         Condensed Consolidated Statements of Operations for
         the 13 Weeks and 39 Weeks Ended November 29, 2003 and
         November 30, 2002                                                   2

         Condensed Consolidated Statements of Cash Flows for the
         39 Weeks Ended November 29, 2003 and November 30, 2002              3

         Notes to Condensed Consolidated Financial Statements              4-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         12

Item 4.  Controls and Procedures                                         12-13



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         13
         Item 2.  Changes In Securities and Use of Proceeds                 13
         Item 3.  Defaults Upon Senior Securities                           13
         Item 4.  Submission of Matters to a Vote of Security Holders       13
         Item 5.  Other Information                                         13
         Item 6.  Exhibits and Reports on Form 8-K                          13


SIGNATURES                                                                  14

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                               November 29,    March 1,  November 30,
                                                                                  2003         2003 (1)      2002
                                                                               -----------    ---------  ------------
                                                                                (Unaudited)   (See Note)  (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  25,633     $  19,197    $  18,178
   Merchandise inventories                                                         97,002        78,151      111,430
   Deferred income taxes                                                            4,143         4,143        6,514
   Prepaid expenses and other current assets                                        7,529         6,280        5,238
                                                                                ---------     ---------    ---------
     TOTAL CURRENT ASSETS                                                         134,307       107,771      141,360
PROPERTY AND EQUIPMENT - Net                                                      128,848       135,460      137,551
DEFERRED INCOME TAXES                                                               9,397         9,397        4,392
OTHER ASSETS                                                                       13,282         9,845        9,835
                                                                                ---------     ---------    ---------
     TOTAL ASSETS                                                                 285,834     $ 262,473    $ 293,138
                                                                                =========     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                             $  43,809     $  12,639    $  41,799
   Accrued expenses                                                                14,038        14,438       10,317
   Obligations to customers                                                         3,417         3,352        3,234
                                                                                ---------     ---------    ---------
     TOTAL CURRENT LIABILITIES                                                     61,264        30,429       55,350

OTHER LONG TERM LIABILITIES                                                         1,872         1,891        1,891

SHAREHOLDERS' EQUITY
   Preferred stock, par value; $100 per share.  Authorized 1,000 shares;
   none outstanding                                                                     -             -            -
   Common stock, par value $0.05 per share.  Authorized 30,000 shares;
   15,127 shares (net of 2,829 treasury shares) outstanding on November 29,
   2003, 15,435 shares outstanding (net of 2,513 treasury shares) as of
   March 1, 2003 and 15,632 shares outstanding (net of 2,313 treasury shares)
   outstanding as of November 30, 2002                                                756           772          793
   Additional paid-in capital                                                      14,135        14,092       14,056
   Treasury stock                                                                 (23,646)      (21,572)     (20,140)
   Retained earnings                                                              231,453       236,861      241,188
                                                                                ---------     ---------    ---------
     TOTAL SHAREHOLDERS' EQUITY                                                   222,698       230,153      235,897
                                                                                ---------     ---------    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 285,834     $ 262,473    $ 293,138
                                                                                =========     =========    =========





----------------
(1) The balance sheet at March 1, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 13 Weeks Ended                         39 Weeks Ended
                                       -----------------------------------     ----------------------------------
                                       November 29,        November 30,        November 29,        November 30,
                                           2003                 2002                2003               2002
                                       ------------        -------------       ------------        ------------
                                                 (Unaudited)                             (Unaudited)
Net sales                                $  74,345            $  73,271            $ 199,981          $ 206,279
Cost of goods sold                          42,960               43,122              120,576            124,054
                                         ---------            ---------            ---------          ---------
Gross profit                                31,385               30,149               79,405             82,225

Expenses:
Selling, general and administrative         18,592               18,741               57,467             56,559
Advertising                                  3,810                3,439                7,611              7,728
Occupancy                                    4,390                4,302               13,010             13,453
Depreciation and amortization                2,782                2,698                8,189              8,270
Special charge                                   -                    -                    -              4,000
                                         ---------            ---------            ---------          ---------
Income (loss) from operations                1,811                  969               (6,872)            (7,785)
Income from insurance recovery                 (81)                (379)                (259)            (1,188)
Interest expense - net                          64                  (76)                  21               (175)
                                         ---------            ---------            ---------          ---------
Income (loss) before income taxes            1,828                1,424               (6,634)            (6,422)
Provision (benefit) for income taxes           804                  671               (1,226)            (1,713)
                                         ---------            ---------            ---------          ---------
Net income (loss)                        $   1,024            $     753            $  (5,408)         $  (4,709)
                                         =========            =========            =========          =========
Net income (loss) per share - basic      $    0.07            $    0.05            $   (0.35)         $   (0.30)
                                         =========            =========            =========          =========
Weighted average shares
      outstanding - basic                   15,201               15,688               15,285             15,688
                                         =========            =========            =========          =========
Net income (loss) per share -  diluted   $    0.06            $    0.05            $   (0.35)         $   (0.30)
                                         =========            =========            =========          =========
Weighted average shares
      outstanding - diluted                 15,795               16,189               15,285             15,688
                                         =========            =========            =========          =========



See Notes to Condensed Consolidated Financial Statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                    39 WEEKS ENDED
                                                                    --------------
                                                              NOVEMBER 29,     NOVEMBER 30,
                                                                 2003              2002
                                                                 ----              ----
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                               $   (5,408)       $   (4,709)
                                                              ----------        ----------

     Adjustments to reconcile net (loss) to net cash
         provided  by  operating activities:
     Depreciation and amortization                                 8,189             8,270
     (Gain) on sale of property and equipment                          -               (44)
     Writeoff and impairment of property and equipment               457             4,000
     (Increase) decrease in operating assets:
          Merchandising inventories                              (18,851)          (24,620)
          Prepaid expenses and other current assets               (1,249)              833
          Other assets                                            (3,437)           (1,612)
     Increase (decrease) in operating liabilities:
         Accounts payable                                         31,170            23,900
         Accrued expenses                                           (400)           (1,672)
         Obligations to customers                                     65               171
         Other long term liabilities                                 (19)             (226)
                                                              ----------        ----------
               Net cash provided by operating activities          10,517             4,291
                                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Stanley Blacker, Inc.                              -            (1,906)
     Expenditures for property and equipment                      (2,034)           (2,591)
                                                              ----------        ----------
               Net cash used in investing activities              (2,034)           (4,497)
                                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options                                        27                59
     Stock repurchase                                             (2,074)           (1,160)
                                                              ----------        ----------
               Net cash used in financing activities              (2,047)           (1,101)
                                                              ----------        ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               6,436            (1,307)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    19,197            19,485
                                                              ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   25,633        $   18,178
                                                              ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Stanley Blacker, Inc. acquisition financed through
         stock issuance                                       $        -        $      250
                                                              ==========        ==========







See Notes to Condensed Consolidated Financial Statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 39 WEEKS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended November 29, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 1, 2003.

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

On November 5, 2003, the Company entered into a new unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This new unsecured revolving credit agreement replaced the Company's prior unsecured revolving credit agreement which expired on October 29, 2003. Interest on individual advances under the new revolving credit agreement is payable quarterly at the bank's base prime rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion under the new revolving credit agreement is subject to a commitment fee of .5% per annum. As of November 29, 2003, the Company had no outstanding borrowings under the new revolving credit agreement, and as of March 1, 2003 and November 30, 2002, the Company had no outstanding borrowings under its prior revolving credit agreement.

The new revolving credit agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock) as well as other financial ratios. The Company was in compliance with all such covenants as of November 29, 2003.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be cancelled at any time by either party. At November 29, 2003, March 1, 2003 and November 30, 2002, the Company had $2,869,760, $2,754,872 and $3,866,000, respectively, in outstanding letters of credit.

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

Net income/(loss) per share has been computed as follows:

                                          13 WEEKS ENDED                      39 WEEKS ENDED
                                    ------------------------------     -----------------------------
                                    NOV. 29, 2003    NOV. 30, 2002     NOV. 29, 2003   NOV. 30, 2002
                                    -------------   --------------     -------------   -------------
BASIC NET INCOME PER SHARE:
Net income (loss) .................   $  1,024         $    753           $ (5,408)       $(4,709)
Average shares outstanding ........     15,201           15,688             15,285         15,688

Basic net income (loss) per share .   $   0.07         $   0.05           $  (0.35)       $ (0.30)

DILUTED NET INCOME PER SHARE:
Net income (loss) .................   $  1,024         $    753           $ (5,408)       $(4,709)
Average shares outstanding ........     15,201           15,688             15,285         15,688
Stock options .....................        594              501                  0              0
Total average equivalent  shares ..     15,795           16,189             15,285         15,688
Diluted net income (loss) per share   $   0.06         $   0.05           $  (0.35)       $ (0.30)

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 911,525 and 999,850 shares of common stock at prices ranging from $5.63 to $10.69 per share were outstanding as of November 29, 2003 and November 30, 2002, respectively. For the 13 and 39 weeks ended November 29, 2003, 317,600 shares were not included in the computation of diluted net income per share because the exercise price of the option exceeded our market price and would have been anti-dilutive. For the 13 and 39 weeks ended November 30, 2002, 317,600 shares were not included in the computation of diluted net income per share because the exercise price of the option exceeded our market price and would have been anti-dilutive.

Comprehensive income is equivalent to the Company's net income or loss for the 13 and 39 weeks ended November 29, 2003 and November 30, 2002, respectively.

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

     In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "ACCOUNTING BY A RESELLER FOR CASH CONSIDERATION RECEIVED FROM A VENDOR." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. The Company has evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect on the Company `s financial condition or results of operations.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


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

              Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the thirty nine weeks ended November 29, 2003 and November 30, 2002, respectively. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                         13 WEEKS ENDED          39 WEEKS ENDED
                                                         --------------          --------------
                                                     11/29/03    11/30/02    11/29/03      11/30/02
                                                     --------    --------    --------      --------
Net income/(loss):                                    $1,024       $753      ($5,408)      ($4,709)

Total stock-based employee compensation expense
determined under fair value based
method for all awards, net of related tax effects      ($13)      ($21)       ($16)        ($36)
                                                       -----      -----       -----        -----

Pro forma net income/(loss)                            $1,011      $732      ($5,424)     ($4,745)
                                                       ======      ====      ========     ========

Earnings (loss) per share:

Basic, as reported                                      $.07       $.05      ($0.35)      ($0.30)
Basic, pro forma                                        $.07       $.05      ($0.35)      ($0.30)
Diluted, as reported                                    $.06       $.05      ($0.35)      ($0.30)
Diluted, pro forma                                      $.06       $.05      ($0.35)      ($0.30)

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



         This pro forma information may not be representative of the amounts expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed below, in the Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned.
Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


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

RESULTS OF OPERATIONS

13 AND 39 WEEKS ENDED NOVEMBER 29, 2003 COMPARED TO 13 AND 39 WEEKS ENDED NOVEMBER 30, 2002

Net sales for the 13 weeks ended November 29, 2003 were $74,345,000, an increase of $1,074,000 (1.5%), as compared to net sales of $73,271,000 for the 13 weeks ended November 30, 2002. For the 39 weeks ended November 29, 2003, net sales decreased $6,298,000 (3.1%) to $199,981,000 as compared to net sales of $206,279,000 for the 39 weeks ended November 30, 2002. Comparable store net sales increased 1.9% for the 13 weeks ended November 29, 2003 and decreased 1.1% for the 39 weeks ended November 29, 2003, as compared to the comparable periods in the prior fiscal year. The sales decrease in the 39 week period is largely attributable to the closing of the Pittsburgh, PA, and Chicago, IL stores (sales of closed stores amounted to $4,342,000 for the 39 weeks ended during the same period in the prior fiscal year).

Gross profit for the 13 weeks ended November 29, 2003 was $31,385,000, an increase of $1,236,000 (42.2% as a percentage of total net sales) as compared to $30,149,000 (41.1% as a percentage of net sales) for the 13 weeks ended November 30, 2002. Gross profit for the 39 weeks ended November 29, 2003 was $79,405,000, a decrease of $2,820,000 (39.7% as a percentage of total net sales) as compared to $82,225,000 (39.9% as a percentage of total net sales) for the 39 weeks ended November 30, 2002. The increase in gross profit in the 13 week period ended November 29, 2003 is largely attributable to fewer markdowns on merchandise sold compared to the same period in the prior fiscal year.

Selling, general and administrative expense was $18,592,000 (25.0% as a percentage of total net sales) for the 13 weeks ended November 29, 2003, as compared to $18,741,000 (25.6% as a percentage of total net sales) for the 13 weeks ended November 30, 2002. Selling, general and administrative expense increased $908,000 to $57,467,000 (28.7% as a percentage of total net sales) for the 39 weeks ended November 29, 2003, as compared to $56,559,000 (27.4% as a percentage of total net sales) for the 39 weeks ended November 30, 2002. This increase for the 39 week period is largely due to higher medical insurance costs, pension costs and maintenance and repair costs as compared to the same period in the prior fiscal year.

Advertising expense for the 13 weeks ended November 29, 2003 was $3,810,000 (5.1% as a percentage of total net sales), as compared to $3,439,000 (4.7% as a percentage of total net sales) in the 13 week period ended November 30, 2002. Advertising expense for the 39 weeks ended November 29, 2003 was $7,611,000 (3.8% as a percentage of total net sales), as compared to $7,728,000 (3.7% as a percentage of total net sales) in the 39 week period ended November 30, 2002.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Occupancy costs were $4,390,000 (5.9% as a percentage of total net sales) for the 13 week period ended November 29, 2003, as compared to $4,302,000 (5.9% as a percentage of total net sales) for the 13 week period ended November 30, 2002. Occupancy costs were $13,010,000 (6.5% as a percentage of total net sales) for the 39 week period ended November 29, 2003 as compared to $13,453,000 (6.5% as a percentage of total net sales) for the 39 week period ended November 30, 2002. The reduced expenses for the 39 week period is largely attributable to the closing of the Pittsburgh, PA and Chicago, IL stores.

Depreciation and amortization was $2,782,000 (3.7% as a percentage of total net sales) for the 13 week period ended November 29, 2003, as compared to $2,698,000 (3.7% as a percentage of total net sales) for the 13 weeks ended November 30, 2002. Depreciation and amortization for the 39 week period ended November 29, 2003 was $8,189,000 (4.1% as a percentage of total net sales), as compared to $8,270,000 (4.0% as a percentage of total net sales) for the 39 weeks ended November 30, 2002.

The net profit before income taxes for the 13 weeks ended November 29, 2003 was $1,828,000, an increase of $404,000 as compared to a net profit of $1,424,000 for the 13 weeks ended November 30, 2002. The loss before income taxes for the 39 weeks ended November 29, 2003 was $6,634,000, as compared to a loss before taxes of $6,422,000 for the 39 weeks ended November 30, 2002. This increased loss in the 39 week period ended November 29, 2003 versus the comparable period a year ago resulted principally from lower sales and gross profit dollars. The loss for the 39 week period ended November 30, 2002 reflects a charge for store closing costs.

For the 39 week period ended November 29, 2003, the effective income tax rate was 18.5%, as compared to 26.7% for the comparable period a year ago. The reduced income tax rate is due to the non-deductibility of officer's life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of November 29, 2003 was $73,043,000, a decrease of $12,967,000 as compared to $86,010,000 as of November 30, 2002. A decline in merchandise inventory is largely attributable to the decrease in working capital for the period ended November 29, 2003. The ratio of current assets to current liabilities was 2.19 to 1 as of November 29, 2003 as compared to 2.55 to 1 as of November 30, 2002.

Net cash provided by operating activities totaled $10,517,000 for the 39 weeks ended November 29, 2003, as compared to $4,291,000 for the 39 weeks ended November 30, 2002.

Net cash used in investing activities was $2,034,000 for the 39 weeks ended November 29, 2003 as compared to $4,497,000 for the 39 weeks ended November 30, 2002. Expenditures for property and equipment were $2,034,000 and $2,591,000 for the 39 weeks ended November 29, 2003 and November 30, 2002, respectively.

Net cash used in financing activities was $2,047,000 for the 39 weeks ended November 29, 2003, as compared to $1,101,000 for the 39 weeks ended November 30, 2002. This increase is attributable to stock repurchases equal to $2,074,000, compared to $1,160,000 a year ago.

On November 5, 2003, the Company entered into a new unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This new unsecured revolving credit agreement replaced the Company's prior unsecured revolving credit agreement which expired on October 29, 2003. Except for funds provided from this credit agreement, the Company has satisfied its operating and capital expenditure requirements from internally generated funds. As of November 29, 2003, there were no outstanding borrowings under the new revolving credit agreement, and as of November 30, 2002, there were no outstanding borrowings under the prior revolving credit agreement.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be cancelled at any time by either party. At November 29, 2003, March 1, 2003 and November 30, 2002, the Company had $2,869,760, $2,754,872 and $3,866,000, respectively, in outstanding letters of credit.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ended February 28, 2004. Through the 39 week period ended November 29, 2003, the Company has incurred $2,034,000 of capital expenditures.

On June 7, 2002, the Company's Board of Directors' authorized the repurchase of up to 20% of its outstanding shares of common stock (not to exceed 3,200,000 shares) at prevailing market prices through June 7, 2004. During the 39 week period ended November 29, 2003, the Company purchased 316,300 shares of common stock, which represented 2.0% of its outstanding shares, at a total cost of $2,089,260.

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

     In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "ACCOUNTING BY A RESELLER FOR CASH CONSIDERATION RECEIVED FROM A VENDOR." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. The Company has evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect the Company's financial condition or results of operations.

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

Item 3.      DEFAULTS UPON SENIOR SECURITIES  -  None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.      OTHER INFORMATION  -  None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits filed with this Form 10-Q

                   10.50 Loan Agreement, dated as of November 5, 2003, between Syms Corp and Israel Discount Bank of New York

                   31.1    Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                   31.2    Certification of Chief Financial  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                   32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                   32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

             (b)   Reports on Form 8-K

                   On September 26, 2003, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form regarding its results of operations for the fiscal quarter ended August 30, 2003.

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



                                SYMS CORP

    DATE: January 9, 2004       BY: /s/ Marcy Syms
                                    --------------------------
                                    MARCY  SYMS
                                    CHIEF EXECUTIVE OFFICER






    DATE: January 9, 2004       BY:  /s/ Antone F. Moreira
                                    --------------------------
                                    ANTONE F. MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)