Form 10-K
period 2004-02-28
SYMS CORP
filed 2004-05-20
CIK 724742

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K
                                   ----------
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2004

                                       or

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $49,502,211 based upon the closing market price of $6.89 per share of the Common Stock on the New York Stock Exchange as of August 29, 2003, the last business day of the registrant's most recently completed second fiscal quarter.

As of May 3, 2004, 15,104,653 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Syms Corp operates a chain of 40 "off-price" retail stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

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

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers. Please refer to Note 1 of the Consolidated Financial Statements for information on segment reporting.

MERCHANDISE

     For the year ended February 28, 2004, net sales were generated by the following categories:

          Men's tailored clothes and haberdashery .............    52%
          Women's dresses, suits, separates and accessories ...    30%
          Shoes ...............................................     8%
          Children's wear .....................................     3%
                                                                  ---
          Luggage, domestics and fragrances ...................   100%

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

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 272 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING

     The Company's pricing policy is to affix a ticket to each item displaying Syms' selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 4.0 % of net sales. The Company also offers "dividend " prices consisting of additional price reductions on various types of merchandise.

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

EMPLOYEES

     At February 28, 2004, the Company had 1,837 employees of whom approximately 659 work on a part time basis. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store. The Company has a collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union which expires on May 27, 2006 and covers 134 sales and tailor employees. The Company's collective bargaining agreements with Local 1102 of the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union expire on March 31, 2006 and April 30, 2006, respectively, which together cover sales and tailor employees. The Company believes its relationships with the unions are good.

ITEM 2.   PROPERTIES

THE STORES

  LOCATION

     At February 28, 2004, the Company had 40 stores, 17 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

                                                      LEASED/            SELLING
    STATE                 LOCATION                     OWNED              SPACE
    -----                 --------                    -------            -------
CONNECTICUT
                          Fairfield                    Owned             32,000
                          Hartford                    Leased             31,000
FLORIDA
                          Fort Lauderdale              Owned             44,000
                          Miami                        Owned             45,000
                          West Palm Beach              Owned             36,000
                          Tampa                        Owned             38,000
                          Kendall                     Leased             32,000
GEORGIA
                          Norcross                     Owned             51,000
                          Marietta                     Owned             39,000
ILLINOIS
                          Addison                      Owned             47,000
                          Niles                       Leased             32,000
MARYLAND
                          Baltimore                   Leased             43,000
                          Rockville                    Owned             61,000
                          Towson                      Leased             41,000
MASSACHUSETTS
                          Norwood                     Leased             36,000
                          Peabody                     Leased             39,000
MICHIGAN
                          Southfield                   Owned             46,000
                          Troy                        Leased             37,000
MISSOURI
                          St. Louis                   Leased             33,000
NEW YORK/NEW JERSEY
                          Park Avenue                 Leased             45,000
                          Trinity                      Owned             40,000
                          Westbury                     Owned             72,000
                          Commack                      Owned             36,000
                          Westchester                 Leased             50,000
                          Rochester                    Owned             32,000
                          Buffalo                      Owned             39,000
                          Paramus                      Owned             56,000
                          Woodbridge                  Leased             32,000
                          Secaucus                     Owned             29,000
                          Cherry Hill                  Owned             40,000
                          Lawrenceville               Leased             54,000
NORTH CAROLINA
                          Charlotte                   Leased             30,000
OHIO
                          Highland Heights            Leased             36,000
PENNSYLVANIA
                          King of Prussia              Owned             41,000
                          Monroeville                  Owned             31,000
RHODE ISLAND
                          N. Cranston                 Leased             27,000
TEXAS
                          Dallas                       Owned             42,000
                          Houston                      Owned             34,000
                          Hurst                        Owned             38,000
VIRGINIA
                          Falls Church                Leased             39,000

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

     Syms also owns land in Roseland, New Jersey in a commercially zoned area which the Company agreed to sell pursuant to an agreement entered into as of March 31, 2003. The closing of the sale is subject to certain conditions, including conditions relating to environmental standards. Syms also owns land and buildings in Northern Ohio at the site of a closed store which the Company has agreed to sell pursuant to an agreement entered into in March 2004. The closings on these properties have not been consumated.

   LEASE TERMS

     Sixteen of the Company's 40 stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:


                           NUMBER OF      NUMBER OF
     CALENDAR                LEASES      LEASES WITH     RANGE IN YEARS OF
     PERIODS               EXPIRING    RENEWAL OPTIONS   OPTION PERIODS (1)
     -------               ---------   ---------------   ------------------

    2004                       2              1               10 years
    2005                       4              3                5 years
    2006                       1              1              3-5 years
    2007                       1              0                0
    2008                       2              1                5 years
    2009 and thereafter        7              6                5 years

    (1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

     Store leases provide for a base rental of between approximately $4.30 and $40.79 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. Two of the Company's stores provide for rent based on a percentage of sales. Minimum rental payments for Syms' leased stores aggregated $8,064,503 for the year ended February 28, 2004, of which $796,500 was paid to Sy Syms as fixed rent. On December 1, 2002, Syms Corp and Sy Syms signed a lease for the Elmsford store for an annual rent of $796,500 which expires on November 30, 2010.

  STORE OPENINGS/CLOSINGS

     No new stores were opened this year, and no stores were closed.

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

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The common stock of the Company (the "Common Stock") is listed for trading on the New York Stock Exchange under the symbol "SYM". The following table sets forth the high and low sales prices for the Company's Common Stock as reported by the New York Stock Exchange for each quarter within the two most recent fiscal years of the Company.

                                                     HIGH       LOW
           Quarter ended February 28, 2004          $8.08      $6.75
           Quarter ended November 29, 2003           7.12       6.41
           Quarter ended August 30, 2003             7.06       6.38
           Quarter ended May 31, 2003                8.17       6.95

           Quarter ended March 1, 2003              $7.71      $7.07
           Quarter ended November 30, 2002           7.79       6.45
           Quarter ended August 31, 2002             7.50       5.85
           Quarter ended June 1, 2002                6.15       5.45

HOLDERS

     As of May 3, 2004, there were 122 record holders of the Company's Common Stock.

DIVIDENDS

     The Board of Directors of the Company did not declare dividends in the fiscal years ended February 28, 2004 and March 1, 2003. Payment of dividends is within the discretion of the Company's Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Consolidated Financial Statements regarding covenants in the Company's revolving credit agreement). The Company intends generally to retain earnings, if any, to fund development and growth of its business. The Company does not plan on paying dividends in the near term.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

-------------------- ----------- ---------- ------------------ -----------------

                                             (c) TOTAL NUMBER    (d) MAXIMUM
                                    (b)         OF SHARES      NUMBER OF SHARES
                      (a) TOTAL   AVERAGE      PURCHASED AS     THAT MAY YET BE
                      NUMBER OF    PRICE     PART OF PUBLICLY   PURCHASED UNDER
                        SHARES    PAID PER    ANNOUNCED PLANS    THE PLANS OR
     PERIOD           PURCHASED     SHARE       OR PROGRAMS       PROGRAMS(1)
-------------------- ----------- ---------- ------------------ -----------------
NOVEMBER 30, 2003 -
JANUARY 3, 2004           0           0              0                 0
-------------------- ----------- ---------- ------------------ -----------------
JANUARY 4, 2004 -
JANUARY 31, 2004          0           0              0                 0
-------------------- ----------- ---------- ------------------ -----------------
FEBRUARY 1, 2004 -
FEBRUARY 28, 2004       50,000      $6.98         50,000           2,472,700
-------------------- ----------- ---------- ------------------ -----------------
TOTAL                   50,000      $6.98         50,000           2,472,700
-------------------- ----------- ---------- ------------------ -----------------

(1) On June 7, 2002, the Company's Board of Directors' authorized the repurchase of up to 20% of its outstanding shares of common stock (not to exceed 3,200,000 shares) at prevailing market prices through June 7, 2004. For equity compensation plan information, see Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended February 28, 2004, March 1, 2003, March 2, 2002, March 3, 2001 and February 26, 2000. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.

                                                                            FISCAL YEAR ENDED
                                               ----------------------------------------------------------------------------
                                               FEBRUARY 28,      MARCH 1,        MARCH 2,        MARCH 3,      FEBRUARY 26,
                                                   2004            2003            2002            2001            2000
                                                ---------       ---------       ---------       ---------       ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales ..................................    $ 275,219       $ 281,505       $ 287,744       $ 342,316       $ 341,570

Net income (loss) ..........................       (4,668)         (9,035)         (2,319)         (8,333)          2,224

Net income (loss) per share - basic ........      (0. 31)           (0.58)          (0.15)          (0.52)           0.14

Net income (loss) per share - diluted ......        (0.31)          (0.58)          (0.15)          (0.52)           0.14
BALANCE SHEET DATA:
Working capital ............................    $  71,710       $  77,342       $  85,961       $  86,638       $  87,812
Total assets ...............................      253,738         262,473         276,494         276,867         300,314
Other long term liabilities ................        1,862           1,891           2,118           2,409           2,436
Shareholders' equity .......................      223,174         230,153         241,457         243,935         253,428


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K) may include certain forward-looking statements (within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the Securities and Exchange Commission.

EXECUTIVE OVERVIEW

     Syms is an off-price retailer which operates a chain of forty apparel stores located throughout the Northeastern and middle Atlantic regions, the Midwest, Southeast and Southwest. Syms stores offer a broad range of first quality, in-season merchandise bearing nationally recognized designer and brand-name labels in men's, women's and children's apparel.

     The retail environment continues to be challenging, although the Company experienced an improved performance in the third and fourth quarters of fiscal 2003. The uncertainty of economic conditions continues to make the forecasting of near-term results difficult; however, the Company believes that current economic indicators suggest that the Company may achieve improved performance in fiscal 2004 compared to fiscal 2003 levels. This improvement may include moderate comparable store sales growth accompanied by slight improvement in gross margin rate, coupled with continued focus on attaining further expense efficiencies.

     During the difficult past few years, the Company has lowered its expenses and inventories enabling it to maintain a strong cash position and to remain debt free. In fiscal 2004, the Company will continue to focus on strong inventory and expense management which will allow it to maintain its strong cash position and minimize its debt.

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

     LONG-LIVED ASSETS - In evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company's current estimates.

     DEFERRED TAX VALUATION ALLOWANCE - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance; if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     SELF INSURANCE ACCRUALS - The Company had been self-insured for workers' compensation liability claims. The Company is responsible for the payment of claims from prior years. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors. These development factors utilize historical data to project incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

RESULTS OF OPERATIONS

     The following discussion compares the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002. The fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 were each comprised of 52 weeks.

     FISCAL YEAR ENDED FEBRUARY 28, 2004 (FISCAL 2003) COMPARED TO FISCAL YEAR ENDED MARCH 1, 2003 (FISCAL 2002)

     Net sales for the fiscal year ended February 28, 2004 were $275,219,000, a decrease of $6,286,000 (2.2%) as compared to net sales of $281,505,000 for the fiscal year ended March 1, 2003. The decline in sales for fiscal 2003 is largely attributable to the two closed stores amounting to approximately $4,344,000, located in Chicago, IL and Pittsburgh, PA. Comparable store sales decreased 0.8% for the fiscal year ended February 28, 2004, as compared to the fiscal year ended March 1, 2003.

     Gross profit for the fiscal year ended February 28, 2004 was $107,751,000, a decrease of $717,000 (39.2% as a percentage of net sales) as compared to $108,468,000 (38.5% as a percentage of net sales) for the fiscal year ended March 1, 2003. Although the gross profit percentage of net sales improved in fiscal 2003 due to lower markdowns, the decline in net sales, as noted above, accounts for the shortfall in gross profit dollars.

     Selling, general and administrative (SG&A) expense was $76,304,000 (27.7% as a percentage of net sales) for the fiscal year ended February 28, 2004 as compared to $76,998,000 (27.4% as a percentage of net sales) for the fiscal year ended March 1, 2003. The decline in expenses for fiscal 2003 is largely attributable to the closing of two stores located in Chicago, IL and Pittsburgh, PA which was partially offset by an increase in union benefits, pension and maintenance and repairs.

     Advertising expense for the fiscal year ended February 28, 2004 was $8,409,000 (3.1% as a percentage of net sales) as compared to $10,126,000 (3.6% as a percentage of net sales) for the fiscal year ended March 1, 2003. The decrease in advertising expense is largely attributable to the cancellation of certain print media advertising in the fourth quarter of this fiscal year.

     Occupancy costs were $17,418,000 (6.3% as a percentage of net sales) for the fiscal year ended February 28, 2004 as compared to $17,702,000 (6.3% as a percentage of net sales) for the fiscal year ended March 1, 2003. This decline is attributable primarily to the closing of the Pittsburgh, PA and Chicago, IL stores which was partially offset by an increase in occupancy costs of existing stores.

     Depreciation and amortization expense amounted to $10,896,000 (4.0% as a percentage of net sales) for the fiscal year ended February 28, 2004 as compared to $10,908,000 (3.9% as a percentage of net sales) for the fiscal year ended March 1, 2003.

     During fiscal 2002, the Company recorded a store closing cost of $8,000,000 relating to the closing on September 14, 2002 of its downtown Chicago store. This action was taken by the Company to cut losses being incurred at the store because ongoing construction at or near the premises, expected to continue for several years, rendered the store "unusable" for a retailer. The Company had a potential rent liability of $11,282,000 for the remainder of the nine-year lease term and the landlord had commenced an action relating to the rents liability which the Company was defending. The Company reached a settlement with the landlord in January 2004 resulting in the Company recording an additional $500,000 in closing costs which were charged to the fourth quarter of fiscal 2003 which ended on February 28, 2004.

     Net loss before income taxes was $5,433,000 for the fiscal year ended February 28, 2004 as compared to a net loss of $13,840,000 for the fiscal year ended March 1, 2003. This variance is primarily attributable to the recording of store closing costs of $8,000,000 in fiscal 2002.

     For the fiscal year ended February 28, 2004, the effective income tax rate was 13.7% as compared to 34.7% for the fiscal year ended March 1, 2003. The fluctuation on the effective income tax rate is due primarily to the recording of the valuation allowance, prior period adjustments and non-deductibility officer's life insurance premiums.

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

     Occupancy costs were $17,702,000 (6.3% as a percentage of net sales) for the fiscal year ended March 1, 2003 as compared to $18,807,000 (6.5% as a percentage of net sales) for the fiscal year ended March 2, 2002. Total occupancy costs declined by approximately $1,105,000 as compared to a year ago. The decline is attributable to a decrease of $1,300,000 for the five closed stores (Chicago, IL, Pittsburgh, PA, Sharonville, OH, Franklin Mills, PA and Potomac, VA) which was partially offset by an increase in occupancy costs of existing stores.

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
                                                     ==========      ==========

     During the second quarter of fiscal 2002, the Company recorded a store closing cost of $4,000,000 relating to the closing of its downtown Chicago store which closed September 14, 2002. This action was taken by the Company to cut losses being incurred at the store due to construction at the neighboring premises which will continue over a two to three year period. The Company has estimated and recorded an additional charge of $4,000,000 for the write off of capital assets and other potential liabilities in the fourth quarter of fiscal 2002. The Company has a potential rent liability of $11,282,000 for the remainder of the nine-year lease term, and the landlord has commenced an action relating to the rent liability which the Company is defending.

     The net loss before income taxes was $13,840,000 for the fiscal year ended March 1, 2003 as compared to a net loss of $2,559,000 for the fiscal year ended March 2, 2002. This $11,281,000 variance is attributable to the recording of store closing costs of $8,000,000 in the second and fourth quarters of fiscal 2002, increased advertising expenses of $1,189,000, and insurance recoveries of $4,061,000 and stock due demutualization of $1,058,000 recorded during fiscal 2001 and not received during the current year. These decreases were partially offset by reductions to selling, general, and administrative expenses of $1,261,000, occupancy costs of $1,108,000 and depreciation expense of $612,000.

     For the fiscal year ended March 1, 2003, the effective income tax rate was 34.7% compared to 9.4% for the fiscal year ended March 2, 2002. The fluctuation on the effective income tax rate is due to the non-deductibility of officer's life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at February 28, 2004 was $76,205,000, a decrease of $1,137,000 from March 1, 2003, and the ratio of current assets to current liabilities was 3.66 to 1 as compared to 3.54 to 1 at March 1, 2003. The Company's continued efforts to reduce inventory levels and, in addition to expenditures for treasury stock partially offset by a reclassification to current assets for fixed assets to be sold in the next fiscal year, contributed to the decline in working capital.

     Net cash provided by operating activities totaled $6,806,000 for fiscal 2003 as compared to $7,251,000 for fiscal 2002.

     Net cash used in investing activities was $2,326,000 for fiscal 2003 as compared to $5,021,000 for fiscal 2002. Purchases of property and equipment totaled $2,392,000 and $3,116,000 for fiscal years 2003 and 2002, respectively. This variance is primarily attributable to the purchase during fiscal 2002 of the assets of Stanley Blacker, Inc. for $1,905,000.

     Net cash used in financing activities was $2,291,000 for the fiscal year ended February 28, 2004 as compared to $2,518,000 for the fiscal year ended March 1, 2003. This amount represents the purchase of the Company's stock in fiscal years 2003 and 2002.

     On November 5, 2003, the Company entered into a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operation and expansion of stores, from internally generated funds. For the fiscal year ended February 28, 2004 and March 1, 2003, there were no borrowings under the revolving credit agreement. At February 28, 2004 and at March 1, 2003, the Company had $2,597,266 and $2,754,872, respectively, in outstanding letters of credit. The outstanding letters of credit for the period ended February 28, 2004 are part of the unsecured $20,000,000 line of credit.

     In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. The Company is not utilizing this facility.

     The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 26, 2005.

     The Company's Board of Directors had authorized the repurchase of up to 20% of its outstanding shares of Common Stock at prevailing market prices through June 7, 2004. During the year ended February 28, 2004, the Company purchased 366,300 shares which represented 2.4% of its outstanding shares at a total cost of $2,438,000.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year 2004.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     To  facilitate  an  understanding   of  our  contractual   obligations  and
commercial commitments, the following data is provided:

                                                                     PAYMENTS DUE BY PERIOD
                                    ------------------ ---------------- ----------------- ----------------- -----------------
                                                          Less than                                           More than
                                             Total         1 year          1-3 years         3-5 years         5 years
                                    ------------------ ---------------- ----------------- ----------------- -----------------
  CONTRACTUAL OBLIGATIONS
  Employment Agreements                 $ 2,150,000      $  400,000        $   850,000       $  900,000        $    --
                                    ------------------ ---------------- ----------------- ----------------- -----------------
  Operating Leases                       41,878,612       7,825,472         12,845,621        11,702,131         9,505,388
                                    ------------------ ---------------- ----------------- ----------------- -----------------
  Total Contractual Cash
  Obligations                           $44,028,612      $8,225,472        $13,695,621       $12,602,131       $ 9,505,388
                                    ------------------ ---------------- ----------------- ----------------- -----------------
                                    ================== ================ ================= ================= =================

                                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    ------------------ ---------------- ----------------- ----------------- -----------------
  (in thousands of dollars)           Total Amounts        Within                                                After 5
                                        Committed          1 year           2-3 years         4-5 years           Years
                                    ------------------ ---------------- ----------------- ----------------- -----------------
  OTHER COMMERCIAL COMMITMENTS
  Lines of Credit                       $    --           $    --               --                --                --
  Letters of Credit                      2,597,266         2,597,266
                                    ------------------ ---------------- ----------------- ----------------- -----------------

  Total Commercial Commitments          $2,597,266        $2,597,266            --                --                --
                                    ================== ================ ================= ================= =================

OFF BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 1 of the Consolidated Financial Statements for a full description of the Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operation and Financial Condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to interest rates under its unsecured revolving credit facility. Interest on individual advances is payable quarterly at the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 0.5 of 1% per annum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and supplementary data required by this Item are provided in the financial statements of the Company included in this Annual Report on Form 10-K as listed in Item 15(a) of the Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures - Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

     Internal Control Over Financial Reporting - There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The directors and executive officers of the Company are as follows:


                NAME                AGE           TITLE
                ----                ---           -----

Sy Syms (1)(2) ....................  78  Chairman of the Board and
                                         Director of the Company

Marcy Syms (1)(2) .................  53  Chief Executive Officer / President
                                         and Director of the Company

Antone F. Moreira .................  67  Vice President, Chief Financial
                                         Officer, Treasurer,
                                         Assistant Secretary and
                                         Director of the Company

Harvey A. Weinberg (3)(4) .........  66  Director of the Company

David A. Messer (3)(4).............  42  Director of the Company

Wilbur L. Ross, Jr (3) (4).........  66  Director of the Company

                NAME                AGE           TITLE
                ----                ---           -----

Ronald Zindman.....................  54  Executive Vice President -
                                         General Merchandise Manager

Allen Brailsford...................  60  Executive Vice President - Operations

Myra Butensky......................  45  Vice President - Divisional Merchandise
                                         Manager Men's Tailored Clothing

James Donato.......................  48  Vice President - Operations

Elyse Marks........................  51  Vice President - MIS

John Tyzbir........................  50  Vice President - Human Resources


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

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 10 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 28, 2004, the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 28, 2004, the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth equity compensation plan information as of February 28, 2004:


-------------------------- -----------------------------------------------------
                                   EQUITY COMPENSATION PLAN INFORMATION
-------------------------- -----------------------------------------------------
                           Number of                            Number of
                           securities                          securities
                             to be                         remaining available
                          issued upon   Weighted-average   for future issuance
                          exercise of    exercise price        under equity
                          outstanding    of outstanding     compensation plans
                            options,        options             (excluding
                            warrants        warrants       securities reflected
Plan Category              and rights      and rights         in column (a))
-------------            ------------- ------------------ ----------------------
                              (a)             (b)                 (c)
----------------------   ------------- ------------------ ----------------------
Equity compensation
plans approved by
security holders.....       887,650          $7.13              336,260
----------------------   ------------- ------------------ ----------------------
Equity compensation
plans not approved by
security holders......        N/A             N/A                 N/A
----------------------   ------------- ------------------ ----------------------
Total.................      887,650          $7.13              336,260
----------------------   ------------- ------------------ ----------------------

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 12 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 28, 2004, the end of the fiscal year covered by this Annual Report.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 14 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 28, 2004, the end of the fiscal year covered by this Annual Report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     PAGE NUMBER
(a)(1)   Financial Statements:

Report of Independent Certified Public Accountants, BDO Seidman, LLP........ F-1
Independent Auditors' Report, Deloitte & Touche, LLP........................ F-2
Consolidated Balance Sheets ................................................ F-3
Consolidated Statements of Operations ...................................... F-4
Consolidated Statements of Shareholders' Equity ............................ F-5
Consolidated Statements of Cash Flows ...................................... F-6
Notes to Consolidated Financial Statements ................................. F-7

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

3.1      Certificate of Incorporation of  Syms Corp, as amended

3.2      By-laws of Syms Corp

4.1      Specimen Certificate of Common stock

10.3     Elmsford (White Plains), New York Leased Premises
         10.3a    Lease, June 21, 1977
         10.3b    Lease Modification, December 28, 1978
         10.3c    Lease Modification, July 26, 1983
         10.3d    Consent, July 29, 1983
         10.3e    Parking Area Lease No. 1, July 29, 1969
         10.3f    Parking Area Sublease No. 1, November 29, 1974
         10.3g    Parking Area Lease No. 2, June 23, 1969
         10.3h    Parking Area Sublease No. 2, November 29, 1974
         10.3i    Assignment and Assumption, July 29, 1983
         10.3j    Third Lease Modification Agreement, December 1, 2002

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

10.46 Agreement and Plan of Reorganization, dated as of May 1, 2002, between Stanley Blacker, Inc. and Syms Corp

10.47 Sixth Amendment to Revolving Credit Agreement, dated as of August 19, 2002, between Syms Corp and Fleet National Bank (10-Q Report for fiscal quarter ended August 31, 2002)

10.48+ Amendment to Syms Corp Amended and Restated Incentive Stock Option and Appreciation Plan (10-Q Report for fiscal quarter ended August 30,
         2003)

10.49 Seventh Amendment to Revolving Credit Agreement and Second Amendment to Promissory Note, dated as of July 23, 2003, between Syms Corp and Fleet National Bank (10-Q Report for fiscal quarter ended August 30, 2003)

10.50 Loan Agreement, dated as of November 5, 2003, between Syms Corp and Israel Discount Bank of New York (10-Q Report for fiscal quarter ended November 29, 2003)

21*  List of Subsidiaries of the Company

23.1*    Consent of BDO Seidman, LLP

23.2*    Consent of Deloitte & Touche LLP

31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

         On December 23, 2003, the Company filed a Report on Form 8-K pursuant to Items 7 and 12 of such Form regarding its results of operations for the quarter ended November 29, 2003

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SYMS CORP

                                    By: /s/ Marcy Syms
                                        ---------------------
                                        Marcy Syms
                                        Chief Executive Officer / President

                                    Date: May 20, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                        DATE
---------                                 -----                        ----


/s/ Sy Syms                  Chairman of the Board                  May 20, 2004
------------------------     and Director
Sy Syms


/s/ Marcy Syms               Chief Executive Officer/President      May 20, 2004
------------------------     and Director
 Marcy Syms                  (Principal executive officer)


/s/ Antone F. Moreira        Vice President, Chief Financial        May 20, 2004
------------------------     Officer, Assistant Secretary and
Antone F. Moreira            Director (Principal financial
                             and accounting officer)


/s/ Harvey A. Weinberg       Director                               May 20, 2004
------------------------
Harvey A. Weinberg

/s/ David A. Messer          Director                               May 20, 2004
------------------------
David A. Messer


/s/ Wilbur L. Ross, Jr.      Director                               May 20, 2004
------------------------
Wilbur L. Ross, Jr.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
Syms Corp
Secaucus, New Jersey


We have audited the accompanying consolidated balance sheet of Syms Corp and subsidiaries as of February 28, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Syms Corp's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syms Corp and subsidiaries as of February 28, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




New York, New York                                       /s/ BDO Seidman, LLP
April 16, 2004                                               BDO Seidman, LLP

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheet of Syms Corp and Subsidiaries as of March 1, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Syms Corp and Subsidiaries as of March 1, 2003 and the results of their operations and their cash flows for each of the two years in the period ended March 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey


April 24, 2003

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                      FEBRUARY 28,     MARCH 1,
                                                          2004           2003
                                                        --------       --------
     ASSETS

     CURRENT ASSETS:
       Cash and cash equivalents                        $ 21,386       $ 19,197
       Merchandise inventories                            69,226         78,151
       Deferred income taxes                               3,627          4,143
       Assets held for sale                                4,495             --
       Prepaid expenses and other current assets           6,173          6,280
                                                        --------       --------
                   Total current assets                  104,907        107,771


     PROPERTY AND EQUIPMENT - NET                        123,757        135,460

     DEFERRED INCOME TAXES                                11,094          9,397

     OTHER ASSETS                                         13,980          9,845
                                                        --------       --------


     TOTAL ASSETS                                       $253,738       $262,473
                                                        ========       ========


     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                 $ 16,154       $ 12,639
       Accrued expenses                                    7,714         12,099
       Accrued insurance                                   1,264          2,339
       Obligation to customers                             3,570          3,352
                                                        --------       --------
                   Total current liabilities              28,702         30,429


     OTHER LONG TERM LIABILITIES                           1,862          1,891

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY:
       Preferred stock, par value $100 per share -
       authorized 1,000 shares; none outstanding              --             --
       Common stock, par value $0.05 per share -
       authorized 30,000 shares; 15,092 shares
       outstanding as of February 28, 2004 (net
       2,879 treasury shares) and 15,435 shares
       outstanding as of March 1, 2003
       (net of 2,513 treasury shares)                        755            772
       Additional paid-in capital                         14,239         14,093
       Treasury stock                                    (23,993)       (21,573)
       Retained earnings                                 232,173        236,861
                                                        --------       --------

                   Total shareholders' equity            223,174        230,153
                                                        --------       --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $253,738       $262,473
                                                        ========       ========

     See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FISCAL YEAR ENDED
                                         --------------------------------------
                                         FEBRUARY 28,    MARCH 1,      MARCH 2,
                                             2004          2003          2002
                                         ------------    --------      --------


NET SALES                                  $275,219      $281,505      $287,744
Cost of goods sold                          167,468       173,037       179,163
                                           --------      --------      --------
Gross profit                                107,751       108,468       108,581

EXPENSES
Selling, general and administrative          76,304        76,998        78,261
Advertising                                   8,409        10,126         8,936
Occupancy                                    17,418        17,702        18,807
Depreciation and amortization                10,896        10,908        11,520
Other income                                   (368)       (1,298)       (6,289)
Special charges                                 500         8,000            --
                                           --------      --------      --------

Loss from operations                         (5,408)      (13,968)       (2,654)
Interest expense (income) net                    25          (128)          (95)
                                           --------      --------      --------
Loss before income taxes                     (5,433)      (13,840)       (2,559)
Benefit for income taxes                       (745)       (4,805)         (240)
                                           --------      --------      --------

NET LOSS                                   $ (4,688)     $ (9,035)     $ (2,319)
                                           ========      ========      ========

Net Loss Per Share - basic and diluted     $  (0.31)     $  (0.58)     $  (0.15)
                                           ========      ========      ========

Weighted Average Shares Outstanding          15,285        15,661        15,741
                                           ========      ========      ========



See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                      Additional
                                   Common Stock         Paid-in     Treasury       Retained
                                Shares      Amount      Capital       Stock        Earnings        Total
                                -------      -----      -------     --------      ---------      ---------
BALANCE AS OF
  MARCH 3, 2001                  15,760        788       13,752      (18,821)       248,216        243,935

Exercise of options                   1         --            8           --             --              8

Stock buyback                       (24)        (1)          --         (166)            --           (167)

Net loss                             --         --           --           --         (2,319)        (2,319)
                                -------      -----      -------     --------      ---------      ---------

BALANCE AS OF
  MARCH 2, 2002                  15,737        787       13,760      (18,987)       245,897        241,457

Exercise of stock options            15          1           85           --             --             86

Issuance of stock for
Stanley Blacker acquisition          44          2          248           --             --            250

 Stock buyback                     (361)       (18)          --       (2,586)            --         (2,604)

 Net loss                            --         --           --           --         (9,035)        (9,035)
                                -------      -----      -------     --------      ---------      ---------

BALANCE AS OF
  MARCH 1, 2003                  15,435        772       14,093      (21,573)       236,861        230,153

Exercise of options                  23          1          146            0              0            147

Stock buyback                      (366)       (18)          --       (2,420)            --         (2,438)

Net loss                             --         --           --           --         (4,688)        (4,688)
                                -------      -----      -------     --------      ---------      ---------

BALANCE AS OF
  FEBRUARY 28, 2004              15,092      $ 755      $14,239     $(23,993)     $ 232,173      $ 223,174
                                =======      =====      =======     ========      =========      =========


See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                      FISCAL YEAR ENDED
                                              ---------------------------------
                                              February 28,  March 1,   March 2,
                                                  2004        2003       2002
                                              ------------  --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(4,688)   $(9,035)   $(2,319)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                      10,896     10,908     11,520
Deferred income taxes                              (1,181)    (2,634)       353
Loss (gain) on sale of property and equipment         394         --       (133)
Fixed asset impairment                                 --      3,933         --
(Increase) decrease in operating assets:
  Merchandise inventories                           8,925      8,659     12,376
  Prepaid expenses and other current assets           107       (105)    (1,833)
  Other assets                                     (5,891)    (1,726)    (1,924)
Increase (decrease) in operating liabilities:
  Accounts payable                                  3,515     (5,260)     1,414
  Accrued expenses                                 (5,460)     2,449        829
  Obligations to customers                            218        289        153
  Other long term liabilities                         (29)      (227)      (291)
                                                  -------    -------    -------
      Net cash provided by operating activities     6,806      7,251     20,145
                                                  -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Stanley Blacker, Inc.                   --     (1,905)        --
Purchase of property and equipment                 (2,392)    (3,116)    (7,990)
Proceeds from sale of property and equipment           66         --          5
                                                  -------    -------    -------
      Net cash used in investing activities        (2,326)    (5,021)    (7,985)
                                                  -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                        (2,438)    (2,604)      (167)
Exercise of options                                   147         86          7
                                                  -------    -------    -------
      Net cash used in financing activities        (2,291)    (2,518)      (160)
                                                  -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  2,189       (288)    12,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     19,197     19,485      7,485
                                                  -------    -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $21,386    $19,197    $19,485
                                                  =======    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                        $   272    $   374    $   299
                                                  =======    =======    =======
  Income taxes paid, net of refunds               $ 4,267    $    --    $ 3,127
                                                  =======    =======    =======
  Stanley Blacker, Inc. acquisition financed
    through stock issuance                        $    --    $   250    $    --
                                                  =======    =======    =======

See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED FEBRUARY 28, 2004, MARCH 1, 2003 AND MARCH 2, 2002
--------------------------------------------------------------------------------

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPAL BUSINESS - Syms Corp and subsidiaries (the "Company") operate a chain of 40 "off-price" retail stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. ACCOUNTING PERIOD - The fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 were comprised of 52 weeks.

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

g.   IMPAIRMENT  OF  LONG-LIVED  ASSETS  -  The  Company   periodically  reviews
     long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management's strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets.

h. INCOME TAXES - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end.

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

l. COMPREHENSIVE INCOME - Comprehensive income is equivalent to the Company's net income for fiscal years 2003, 2002 and 2001.

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

                                                             FISCAL YEAR
                                                         --------------------
                                                         2003    2002    2001
                                                         ----    ----    ----

     Men's tailored clothes and haberdashery               52%     52%     51%
     Women's dresses, suits, separates and accessories     30%     30%     31%
     Shoes                                                  8%      7%      7%
     Children's wear                                        7%      8%      8%
     Luggage, domestics and fragrances                      3%      3%      3%
                                                          ---     ---     ---
                                                          100%    100%    100%

     The Company does not rely on any major customers as a source of revenue.

n. COMPUTER SOFTWARE COSTS - The Company capitalizes the cost of software developed or purchased for internal use.

o. OTHER ASSETS - Other assets include $13,521,000 and $9,497,000 of cash surrender value of officer's life insurance, and $459,000 and $349,000 of other miscellaneous assets such as security deposits, step rent receivables and deferred lease acquisition costs at February 28, 2004 and March 1, 2003, respectively.

p. ADVERTISING COSTS - Advertising and sales promotion costs are expensed at the time the advertising occurs. Advertising and sales promotion costs were $8,409,000, $10,126,000 and $8,936,000 in 2003, 2002 and 2001,
     respectively.

q. ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company complies with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

     Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2003, 2002 and 2001. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                               2003        2002        2001
                                             -------     -------     -------

     Net loss as reported                    ($4,688)    ($9,035)    ($2,319)

       Less stock option expense using
         fair value method                     ($484)      ($181)      ($188)

     Pro forma net loss                      ($5,172)    ($9,216)    ($2,507)

     Net loss per share basic and diluted
       as reported                             ($.31)      ($.58)      ($.15)

     Net loss per share basic and diluted
       pro forma                               ($.34)      ($.59)      ($.16)


This pro forma information may not be representative of the amounts to expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

          In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 became effective for fiscal years ending after December 15, 2002. The adoption of FIN 45 did not effect the Company's consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company's first quarter of fiscal 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPE's") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than the Company's first quarter of fiscal 2004. Non-SPE's created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than the Company's first quarter of fiscal 2004. The Company has not entered into any material arrangements with VIE's created after January 31, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 for VIE's created prior to February 1, 2003 will have on its results of operations and financial condition.


          In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. The Company evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect on its consolidated financial statements.

          In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The adoption of the provisions of SFAS 150 did not have a material impact on our financial position or results of operations.

NOTE 2  -  PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                        FEBRUARY 28,   MARCH  1,
                                                            2004         2003
                                                        -----------    ---------
                                                             (IN THOUSANDS)

      Land                                               $  40,360     $  44,855
      Buildings and building improvements                  120,889       120,192
      Leasehold and leasehold improvements                  34,820        34,733
      Machinery and equipment                               33,146        33,197
      Furniture and fixtures                                22,044        20,136
      Construction in progress                               2,521         2,434
                                                         ---------     ---------

                                                           253,780       255,547

      Less accumulated depreciation and amortization       130,023       120,087
                                                         ---------     ---------

                                                         $ 123,757     $ 135,460
                                                         =========     =========

Included in assets held for sale is property that the Company intends to sell (property located in Roseland, New Jersey and North Kendall, Ohio). The Company presently has contracts to sell both properties at amounts in excess of its carrying value. Such assets have carrying value of approximately $4,494,664 as of February 28, 2004.

NOTE 3  -  INCOME TAXES

The benefit for income taxes is as follows:

                                                     FISCAL YEAR ENDED
                                         --------------------------------------
                                         FEBRUARY 28,     MARCH 1,      MARCH 2,
                                              2004           2003         2002
                                         -----------      -------       -------
                                                      (In thousands)

     Current:
       Federal                             $    --        $    --        $(593)
       State                                   436            429           --
                                           -------        -------        -----
                                               436            429         (593)
                                           -------        -------        -----

     Deferred:
       Federal                                (279)        (4,081)         318
        State                                 (902)        (1,154)          35
                                           -------        -------        -----
                                            (1,181)        (5,233)         353
                                           -------        -------        -----
                                           $  (745)       $(4,805)       $(240)
                                           =======        =======        =====



The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                     FISCAL YEAR ENDED
                                          -------------------------------------
                                          FEBRUARY 28,    MARCH 1,     MARCH 2,
                                              2004         2003         2002
                                          -----------     -------      -------

Statutory Federal income tax rate             (35.0%)      (35.0%)      (35.0%)
State taxes, net of Federal income
  tax benefits                                 (5.6%)       (5.3%)       (0.1%)
Officers' life insurance                        9.3%         5.5%        26.2%
Additional deferred tax assets purchased      (12.0%)         --           --
Other                                           2.0%         0.1%         (.5)
Valuation allowance                            27.6%          --           --
                                             ------       ------       ------
Effective income tax rate                     (13.7%)      (34.7%)       (9.4%)
                                             ======       ======       ======

The composition of the Company's deferred tax assets and liabilities is as follows:

                                                         FISCAL YEAR ENDED
                                                   -----------------------------
                                                    February 28,     March 1,
                                                       2004            2003
                                                   -------------   -------------
                                                   (In thousands) (In thousands)
Deferred tax assets:
  Capitalization of inventory costs                    $  1,156      $ 1,286
  Accrued pension costs                                     151           --
  Reserves not currently deductible for tax purposes      3,196        4,417
  Net operating losses                                    8,524        6,331
  Depreciation                                            2,525          822
  Step Rent                                                 632          649
  Other                                                      36           35
                                                       --------      -------
  Deferred tax assets before valuation allowance         16,220       13,540
  Valuation allowance                                    (1,500)          --
                                                       --------      -------
  Net deferred  tax assets                             $ 14,720      $13,540
                                                       ========      =======

  Current deferred tax asset                           $  3,627      $ 4,143
  Long term deferred tax asset                           11,094        9,397
                                                       --------      -------
  Total                                                $ 14,720      $13,540
                                                       ========      =======

At February 28, 2004, the Company had federal and state net operating loss carry forwards of $16,210,397 and $57,009,697, respectively. The Company recorded a valuation allowance in the amount of $1,500,000 with regard to net operating loss carry forwards expiring in the next two years. The valuation allowance relates to in part to additional net operating loss carry forwards identified in 2003 relating to the Stanley Blacker acquisition. The federal net operating losses expire in years through 2024. The state net operating losses will begin to expire in 2006.

Based on management's assessment it is more likely than not that deferred tax assets will be realized by future taxable income or tax planning strategies.

NOTE 4  -  BANK CREDIT FACILITIES

On November 5, 2003, the Company entered into an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 2005. Interest on individual advances is payable quarterly at the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 1/2 of 1% per annum. There were no outstanding borrowings against this agreement as of February 28, 2004. At February 28, 2004 and at March 1, 2003, the Company had $2,597,266 and $2,754,872 respectively, in outstanding letters of credit. The outstanding letters of credit for the period ended February 28, 2004 are part of the unsecured $20,000,000 line of credit.

The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of February 28, 2004.

Total interest charges incurred for the years ended February 28, 2004, March 1, 2003 and March 2, 2002 were $206,000, $237,000 and $302,000, respectively. There was no capitalized interest for fiscal 2003, 2002 and 2001.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. The Company is not using this facility.

NOTE 5  -  STORE CLOSING COSTS

During fiscal 2002, the Company recorded a store closing cost of $8,000,000 relating to the closing on September 14, 2002 of its downtown Chicago store. This action was taken by the Company to cut losses being incurred at the store because ongoing construction, at or near the premises, expected to continue for several years, rendered the store "unusable" for a retailer. The Company had a potential rent liability of $11,282,000 for the remainder of the nine year lease term and the landlord had commenced an action relating to the rents liability which the Company was defending. The Company reached a settlement with the landlord in January 2004 resulting in the Company recording an additional $500,000 in closing costs which were charged to the fourth quarter of fiscal 2003 which ended on February 28, 2004.

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

The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at February 28, 2004 and March 1, 2003 due to the short-term maturities of these instruments.

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

     The investment strategy objectives of the plan are continued growth and income.

     All plan assets are managed by outside investment managers. Asset allocations are reviewed on a regular basis by the investment management company. Equity securities are primarily S&P 500 which make up 53% of plan assets. Fixed securities make up the remaining 47% and are made up of the Lehman Aggregate and Merrill Lynch 1-3 year Government Corp.

The Company uses a December 31 measurement date.

The following information on the Company's pension plan is provided:

                                                        FEBRUARY 28,    MARCH 1,
                                                            2004          2003
                                                        ------------    --------
                                                             (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Net benefit obligation at beginning of year             $ 7,842       $ 6,792
  Service cost                                                642           604
  Interest cost                                               494           470
  Actuarial loss                                              506           245
  Gross benefits paid                                        (307)         (269)
                                                          -------       -------
  Net benefit obligation at end of year                   $ 9,177       $ 7,842
                                                          =======       =======

CHANGE IN PLAN ASSETS:

  Fair value of plan assets at beginning of year          $ 5,224       $ 5,555
  Employer contributions                                      542           402
  Gross benefits paid                                        (307)         (269)
  Actual return on plan assets                              1,003          (464)
                                                          -------       -------
  Fair value of plan assets at end of year                $ 6,462       $ 5,224
                                                          =======       =======

  Funded status at end of year                            $(2,714)      $(2,618)
  Unrecognized net actuarial loss                           1,789         1,921
  Unrecognized transition amount                               --            --
                                                          -------       -------
  Accrued benefit costs                                   $  (925)      $  (697)
                                                          =======       =======

Pension expenses includes the following components:

                                                      FISCAL YEAR ENDED
                                               FEBRUARY 28,  MARCH 1,   MARCH 2,
                                                   2004        2003       2002
                                               -----------   -------    -------
                                                        (IN THOUSANDS)
         COMPONENTS OF NET
         PERIODIC BENEFIT COST:
         Service cost                            $   642      $ 604      $ 532
         Interest cost                               494        470        424
         Return on assets                         (1,003)       464        338
         Amortization of (gain) loss                 637       (939)      (877)
                                                 -------      -----      -----
         Net periodic benefit cost               $   770      $ 599      $ 417
                                                 =======      =====      =====

         WEIGHTED-AVERAGE ASSUMPTIONS USED:
         Discount rate                                 6%      6.75%      7.00%
         Rate of compensation increase               4.5%      4.50%      4.50%

     The expected long-term rate of return on plan assets was 8.5% for all years.

     As of December 31, 2003, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are as follows:


               2004                $ 316
               2005                   338
               2006                   365
               2007                   406
               2008                   450
               2009-2013           $3,094


b. PROFIT-SHARING AND 401(k) PLAN - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan during the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002.

NOTE 8  -  COMMITMENTS

a. LEASES - The Company has various operating leases for its retail stores, with terms expiring between 2002 and 2011. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.


Future minimum lease payments at February 28, 2004 are as follows:

                                             OPERATING
                                              LEASES
                                            -----------
     2004                                   $ 7,825,472
     2005                                     6,549,859
     2006                                     6,295,762
     2007                                     6,175,024
     2008                                     5,527,107
     2009 and thereafter                      9,505,388
                                            -----------
     Total minimum payments                 $41,878,612
                                            ===========


Rent expense for operating leases are as follows:

                                                FISCAL YEAR ENDED
                                       -----------------------------------
                                       February 28,   March 1,     March 2,
                                           2004         2003         2002
                                       -----------    -------      -------
                                                  (In thousands)
Minimum rentals due                      $ 8,095      $ 8,656      $ 9,341
Escalation rentals accrued                   (31)          67          324
Contingent rentals                            --            9          (20)
Sublease rentals                            (228)        (228)        (360)
                                         -------      -------      -------

                                         $ 7,836      $ 8,504      $ 9,285
                                         =======      =======      =======

b. EMPLOYMENT AGREEMENT - The Company has an employment agreement with its General Merchandising Manager, expiring 2009, pursuant to which the current annual compensation is approximately $400,000. In addition, that employee is entitled to additional compensation upon occurrence of certain events.

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

d. GUARANTEES - The Company does not have any guarantees as of February 28, 2004.

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

No option or stock appreciation rights may be granted under the Stock Option Plan after July 28, 2013. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company). The Board of Directors of the Company has approved a submission to shareholders for approval of an amendment extending the term of the Stock Option Plan for another ten years.

Stock option transactions are summarized below:

                                            FISCAL YEAR ENDED
                           -----------------------------------------------------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           -----------------------------------------------------

                           FEBRUARY 28, 2004    MARCH 1, 2003    MARCH 2, 2002
                           -----------------  ----------------  ----------------
                                    WEIGHTED          WEIGHTED          WEIGHTED
                            FISCAL   AVERAGE  FISCAL   AVERAGE  FISCAL   AVERAGE
                             2003   EXERCISE   2002   EXERCISE   2001   EXERCISE
FIXED OPTIONS               SHARES    PRICE   SHARES    PRICE   SHARES    PRICE
                            -----     -----   -----     -----   -----     -----
Outstanding
  beginning of year           991     $7.21   1,060     $7.24   1,106     $7.24
  Granted                      --        --      --        --      --        --
  Exercised                   (23)     5.63     (15)     5.63      (1)     5.62
  Cancelled                   (80)     8.58     (54)     8.07     (45)     5.63
--------------------------------------------------------------------------------
Outstanding, end of period    888     $7.13     991     $7.21   1,060     $7.24
================================================================================

Options exerciseable
  at year end                 888     $7.13     868     $7.44     786     $7.76


The following table summarizes information about stock options outstanding at February 28, 2004:


                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
----------------------------------------------------------  --------------------
                                        WEIGHTED-AVERAGE
                         NUMBER            REMAINING               NUMBER
    RANGE OF         OUTSTANDING AT       CONTRACTUAL          EXERCISABLE AT
 EXERCISE PRICES    FEBRUARY 28, 2004     LIFE (YEARS)        FEBRUARY 28, 2004
----------------------------------------------------------  --------------------
      5.625             571,550               5.7                 571,550
      8.00               87,500               2.6                  87,500
      8.50                3,600               0.1                   3,600
      9.875              25,000               3.2                  25,000
     10.6875            200,000               4.6                 200,000
                        -------                                   -------
                        887,650                                   887,650

NOTE 11  -  NET INCOME PER SHARE

In accordance with SFAS 128, basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options, if they are dilutive.

Net loss per share have been computed as follows:

                                         FISCAL 2003   FISCAL 2002   FISCAL 2001
                                         -----------   -----------   -----------
                                                     (IN THOUSANDS)
BASIC AND DILUTED NET LOSS PER SHARE:

Net loss                                   ($ 4,668)     ($ 9,035)     ($ 2,319)
Average shares outstanding                   15,285        15,661        15,741

Net loss per share                         ($  0.31)     ($  0.58)     ($  0.15)

Options to purchase 888,000, 991,000 and 1,060,000 shares of common stock at prices ranging from $5.625 to $10.6875 per share were outstanding in 2003, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because the exercise price of the options exceed the average market price and would have been antidilutive.


NOTE 12  -  RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the expenses relating to a real estate lease with Sy Syms, Chairman of the Board of the Company, for the Elmsford, New York store. During fiscal years 2003, 2002 and 2001, the Company paid to Sy Syms $796,500, $649,125 and $600,000, respectively, in fixed rent.

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

Purchase Price:
Cash                                                $1,905,000
Stock                                                  250,000
Purchase price                                       2,155,000

Allocation of Purchase Price:
Receivables                                         $  104,000
Deferred Tax Assets                                  2,083,000
Payables                                                32,000

The impact on earnings from the Stanley Blacker, Inc. acquisition for fiscal years 2002 and 2001 was not material.

NOTE 13  -  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                         QUARTER
                                          FIRST     SECOND      THIRD    FOURTH
                                         -------    -------    -------   -------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED FEBRUARY 28, 2004
Net sales                                $63,534    $62,102    $74,345   $75,238
Gross profit                              25,914     22,106     31,385    28,346
Net income (loss)                         (1,749)    (4,683)     1,024       720
Net income (loss) per share - basic        (0.11)     (0.30)      0.07      0.05
Net income (loss) per share - diluted      (0.11)     (0.30)      0.06      0.05

                                                        QUARTER
                                         FIRST     SECOND      THIRD     FOURTH
                                        -------    -------    -------   -------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED MARCH 1, 2003
Net sales                               $67,950    $65,058    $73,271   $75,226
Gross profit                             29,097     22,979     30,149    26,243
Net income (loss)                           707     (6,169)       753    (4,326)
Net income (loss) per share - basic        0.04      (0.39)      0.05     (0.28)
Net income (loss) per share - diluted      0.04      (0.39)      0.05     (0.28)

In the fourth quarter 2003, the Company recorded a valuation allowance in the amount of $1,500,000 with regard to expiring net operating loss carry forwards in the next two years.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Syms Corp
Secaucus, New Jersey



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-44254) of Syms Corp of our report dated April 16, 2004, relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York

May 19, 2004

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Registration Statement of Syms Corp on Form S-8 of our report dated April 24, 2003, appearing in and incorporated by reference in the Annual Report on Form 10-K of Syms Corp for the year ended February 28, 2004.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey

May 17, 2004