Form 10-Q
period 2004-05-29
SYMS CORP
filed 2004-07-08
CIK 724742

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

                   for the quarterly period ended MAY 29, 2004

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

   At July 1, 2004 the latest practicable date, there were 15,115,553 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------



                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           May 29, 2004, February 28, 2004 and May 31, 2003                  1

           Condensed Consolidated Statements of Operations for the
           13 Weeks Ended May 29, 2004 and May 31, 2003                      2

           Condensed Consolidated Statements of Cash Flows for the
           13 Weeks Ended May 29, 2004 and May 31, 2003                      3

           Notes to Condensed Consolidated Financial Statements           4-6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      7-10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     10

Item 4.    Controls and Procedures                                        10

PART II.   OTHER INFORMATION
                                                                          11-12
           Item 1.  Legal Proceedings
           Item 2.  Changes In Securities, Use of Proceeds and Issuer
                      Purchases of Equity Securities
           Item 3.  Defaults Upon Senior Securities
           Item 4.  Submission of Matters to a Vote of Security Holders
           Item 5.  Other Information
           Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                                13

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------




CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                       MAY 29,        FEBRUARY 28,      MAY 31,
                                                                        2004             2004            2003
                                                                     ------------    -------------   ------------
                                                                     (Unaudited)        (NOTE)        (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                          $   32,370       $   21,386     $   30,434
   Merchandise inventories                                                83,458           69,226         88,277
   Deferred income taxes                                                   3,627            3,627          4,143
   Assets held for sale                                                    4,451            4,495              -
   Prepaid expenses and other current assets                               7,607            6,173          5,133
                                                                      ----------       ----------     ----------
     TOTAL CURRENT ASSETS                                                131,513          104,907        127,987

PROPERTY AND EQUIPMENT - Net                                             121,971          123,757        133,312

DEFERRED INCOME TAXES                                                     11,094           11,094          9,397

OTHER ASSETS                                                              14,845           13,980         11,637
                                                                      ----------       ----------     ----------
     TOTAL ASSETS                                                     $  279,423       $  253,738     $  282,333
                                                                      ==========       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $   40,140       $   16,154     $   35,647
   Accrued expenses                                                        9,798            7,714         11,219
   Accrued insurance                                                         933            1,264          1,835
   Obligations to customers                                                3,516            3,570          3,317
                                                                      ----------       ----------     ----------

     TOTAL CURRENT LIABILITIES                                            54,387           28,702         52,018


OTHER LONG TERM LIABILITIES                                                1,852            1,862          1,886
                                                                      ----------       ----------     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share. Authorized 1,000
   shares; none outstanding.                                                   -                -              -
   Common stock, par value $0.05 per share.  Authorized 30,000 shares; 15,100 shares outstanding (net of 2,895 in treasury shares)
   on May 29, 2004, 15,092 shares outstanding as of February 28, 2004
   (net of 2,879 treasury shares) and 15,440 shares outstanding
   (net of 2,513 treasury shares) on May 31, 2003                            755              755            772
   Additional paid-in capital                                             14,370           14,239         14,117
   Treasury stock                                                        (24,118)         (23,993)       (21,572)
   Retained earnings                                                     232,177          232,173        235,112
                                                                      ----------       ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                                          223,184          223,174        228,429
                                                                      ----------       ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  279,423       $  253,738     $  282,333
                                                                      ==========       ==========     ==========



NOTE: The balance sheet at February 28, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                                                               13 WEEKS ENDED
                                                               --------------

                                                         MAY 29,               MAY 31,
                                                          2004                  2003
                                                          ----                  ----
                                                                 (Unaudited)
Net sales                                                $ 68,321              $ 63,534
Cost of goods sold                                         40,165                37,620
                                                         --------              --------
Gross profit                                               28,156                25,914

Expenses:

Selling, general and administrative                        18,653                19,169
Advertising                                                 2,744                 2,380
Occupancy                                                   4,219                 4,164
Depreciation and amortization                               2,609                 2,623
Other income                                                  (22)                 (110)
                                                         --------              --------
Loss from operations                                          (47)               (2,312)

Interest income                                               (54)                  (12)
                                                         --------              --------
Income/(loss) before income taxes                               7                (2,300)
Provision (benefit) for income taxes                            3                  (551)
                                                         --------              --------
Net income/(loss)                                        $      4              $ (1,749)
                                                         ========              ========
Net income/(loss) per share-basic                        $      -              $  (0.11)
                                                         ========              ========
Weighted average shares outstanding-basic                  15,103                15,439
                                                         ========              ========
Net income/(loss) per share-diluted                      $      -              $  (0.11)
                                                         ========              ========
Weighted average shares outstanding- diluted               15,103                15,439
                                                         ========              ========


See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         13 WEEKS ENDED
                                                                         --------------
                                                                    MAY 29,        MAY 31,
                                                                     2004           2003
                                                                     ----           ----
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $      4      $ (1,749)
                                                                    --------      --------
     Adjustments to reconcile net income/(loss) to net cash
       provided by operating activities:
     Depreciation and amortization                                     2,609         2,621
     Loss on disposal of assets                                           85             -
     (Increase) decrease in operating assets:                              -
          Merchandising inventories                                  (14,232)      (10,126)
          Prepaid expenses and other current assets                   (1,434)        1,147
          Other assets                                                  (865)       (1,792)
     Increase (decrease) in operating liabilities:
          Accounts payable                                            23,986        23,008
          Accrued expenses                                             1,699        (1,419)
          Other long term liabilities                                    (10)           (5)
                                                                    --------      --------
               Net cash provided by operating activities              11,842        11,685
                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Stanley Blacker Acquisition                                           -             -
     Expenditures for property and equipment                            (864)         (473)
                                                                    --------      --------
               Net cash used in investing activities                    (864)         (473)
                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of options/Issuance of stock                               132            25
                                                                    --------      --------
     Purchase of treasury shares                                        (126)            -
                                                                    --------      --------
               Net cash provided by financing activities                   6            25
                                                                    --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             10,984        11,237
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        21,386        19,197
                                                                    --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 32,370      $ 30,434
                                                                    ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest (net of amount capitalized)                       $      -      $      -
                                                                    ========      ========
         Income taxes paid (refunds received)                       $     10      $      -
                                                                    ========      ========





See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 WEEKS ENDED MAY 29, 2004 AND MAY 31, 2003
--------------------------------------------------------------------------------

(UNAUDITED)

NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of 39 "off-price" retail clothing stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended May 29, 2004 is not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2004.

NOTE 3  - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending February 28, 2004 was comprised of 52 weeks. The fiscal year ended February 26, 2005 will be comprised of 52 weeks.

NOTE 4  -  MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5  -  BANK CREDIT FACILITIES

On November 5, 2003, the Company entered into an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. The unsecured revolving credit agreement replaced the Company's prior unsecured revolving credit agreement which expired by its terms. Under the new credit agreement, interest on individual advances is payable quarterly at the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of .5 of 1% per annum. As of May 29, 2004 and February 28, 2004, there were no outstanding borrowings under this new agreement and as of May 31, 2003, there were no outstanding borrowings under the prior credit agreement. At May 29, 2004 and February 28, 2004, the Company had $3,902,000 and $2,597,000 respectively, in outstanding letters of credit under this new agreement. The prior credit agreement did not provide for the issuance of letters of credit.

The agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was in compliance with all covenants as of May 29, 2004.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------



In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At May 29, 2004, February 28, 2004 and May 31, 2003, the Company had $0, $0 and $4,462,000, respectively, in outstanding letters of credit. The Company is not currently utilizing this facility.

NOTE 6  - NET INCOME/(LOSS) PER SHARE

        In accordance with SFAS 128, basic net income/(loss) per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income/(loss) per share gives effect to outstanding stock options.

        Net income (loss) per share has been computed as follows:

                                                           13 WEEKS ENDED
                                                           --------------
                                                         MAY 29,        MAY 31,
                                                          2004           2003
                                                          ----           ----
Basic net income/(loss) per
share:

Net income/(loss)                                       $      4       $ (1,749)
Average shares                                            15,103         15,439
outstanding

Basic net income (loss) per share                       $   -          $  (0.11)

Diluted net income per share:

Net income/(loss)                                       $      4       $ (1,749)
Average shares                                            15,103         15,439
outstanding
Stock                                                       -             --
options
Total average equivalent                                  15,103         15,439
shares

Diluted net income/(loss) per share                     $   -          $  (0.11)

        In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

        Options to purchase 859,000 and 977,000 shares of common stock at prices ranging from $5.63 to $10.69 per share were outstanding as of May 29, 2004 and May 31, 2003, respectively, but were not included in the computation of diluted net income per share because they would have been antidilutive.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

       In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB completed deliberations of proposed modifications

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------



to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company's first quarter of fiscal 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPE's") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than the Company's first quarter of fiscal 2004. Non-SPE's created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than the Company's first quarter of fiscal 2004. The Company has not entered into any material arrangements with VIE's created after January 31, 2003. The Company has determined that the adoption of FIN 46 did not have a material effect on its results of operations and financial condition.

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

       Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of fiscal 2004 or of fiscal 2003. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                                13 WEEKS ENDED
                                                                --------------
                                                            5/29/04         5/31/03
                                                            -------         -------
     Net income/(loss):                                           4         ($1,749)

     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                        -             ($7)
                                                            -------          ----

     Pro forma net income/(loss)                                  4        ($1,756)
                                                            =======         =======

     Earnings (loss) per share:

     Basic, as reported                                        -            ($0.11)
     Basic, pro forma                                          -            ($0.11)
     Diluted, as reported                                      -            ($0.11)
     Diluted, pro forma                                        -            ($0.11)


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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Quarterly Report (including but not limited to factors discussed below, in the Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of
1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others, general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

     The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in the Annual Report on Form 10-K for the fiscal year ended February 28, 2004. The Company has identified certain critical accounting policies that are described below.

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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

     SELF-INSURANCE ACCRUALS - The Company had been self-insured for workers' compensation liability claims. The Company is responsible for the payment of claims from prior years. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors. These development factors utilize historical data to project incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

RESULTS OF OPERATIONS

13 WEEKS ENDED MAY 29, 2004 COMPARED TO 13 WEEKS ENDED MAY 31, 2003

Net sales for the 13 weeks ended May 29, 2004 were $68,321,000, an increase of $4,787,000 (7.5%) as compared to net sales of $63,534,000 for the 13 weeks ended May 31, 2003. The increases were primarily due to sales increases in haberdashery, women's apparel, shoes and tailored clothing.

Gross profit for the 13 weeks ended May 29, 2004 was $28,156,000 (41.2% as a percentage of net sales), an increase of $2,242,000 as compared to gross profit of $25,914,000 (40.8% as a percentage of net sales) for the fiscal period ended May 31, 2003. This increase in gross profit during this period is largely attributable to higher sales and lower markdowns compared to the comparable period a year ago.

Selling, general and administrative expense decreased $516,000 to $18,653,000 (27.3% as a percentage of net sales) for the 13 weeks ended May 29, 2004, as compared to $19,169,000 (30.2% as a percentage of net sales) for the 13 weeks ended May 31, 2003. The decrease in expenses in existing stores is largely due to lower payrolls which was partially offset by higher pension expense.

Advertising expense for the 13 weeks ended May 29, 2004 was $2,744,000 (4.0% as a percentage of net sales) for the 13 weeks ended May 29, 2004 as compared to $2,380,000 (3.8% as a percentage of net sales) for the 13 weeks ended May 31, 2003.

Occupancy costs were $4,219,000 (6.2% as a percentage of net sales) for the 13-week period ended May 29, 2004 as compared to $4,164,000 (6.6% as a percentage of net sales) for the 13 weeks ended May 31, 2003.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


Depreciation and amortization amounted to $2,609,000 (3.8% as a percentage of net sales) for the 13 weeks ended May 29, 2004 as compared to $2,623,000 (4.1% as a percentage of net sales) for the 13 weeks ended May 31, 2003.

Net income before taxes for the 13 weeks ended May 29, 2004 was $7,000 as compared to a net loss before income taxes of $2,300,000 for the 13 weeks ended May 31, 2003. The net profit for this period resulted principally from higher sales, improved gross profit margins and lower expenses as compared to the same period last year.

For the 13-week period ended May 29, 2004, the effective income tax rate was 43% compared to 24% for the period ended May 31, 2003. The fluctuation on the effective income tax rate is due to the non-deductibility of officer's life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of May 29, 2004 was $77,126,000, an increase of $1,157,000, as compared to $75,969,000 as of May 31, 2003. The ratio of current assets to current liabilities was 2.42 to 1 as compared to 2.46 to 1 as of May 31, 2003.

Net cash provided by operating activities totaled $11,842,000 for the 13 weeks ended May 29, 2004, an increase of $157,000 as compared to $11,685,000 for the 13 weeks ended May 31, 2003. Net cash used in investing activities was $864,000 for the 13 weeks ended May 29, 2004, as compared to $473,000 for the 13 weeks ended May 31, 2003. Expenditures for property and equipment totaled $864,000 and $473,000 for the 13 weeks ended May 29, 2004 and May 31, 2003, respectively.

Net cash provided by financing activities was $6,000 for the 13 weeks ended May 29, 2004, as compared to $25,000 for the 13 weeks ended May 31, 2003.

On November 5, 2003 the Company entered into an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This unsecured revolving credit agreement replaced the Company's prior unsecured revolving credit agreement which expired by its terms. Under the new agreement, interest on individual advances is payable quarterly at the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of .5 of 1% per annum. As of May 29, 2004 and February 28, 2004, there were no outstanding borrowings under this new agreement and as of May 31, 2003, there were no outstanding borrowings under the prior agreement. At May 29, 2004 and February 28, 2004, the Company had $3,902,000 and $2,597,000 respectively, in outstanding letters of credit under this new agreement. The prior credit agreement did not provide for the issuance of letters of credit.

The agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was in compliance with all covenants as of May 29, 2004.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At May 29, 2004, February 28, 2004 and May 31, 2003, the Company had $0, $0 and $4,462,000, respectively, in outstanding letters of credit. The Company is not currently utilizing this facility.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 26, 2005. Through the 13 week period ended May 29, 2004, the Company incurred $864,000 of capital expenditures.

On April 22, 2004, the Company's Board of Directors approved the repurchase by the Company through June 7, 2006 of up to an additional 3,100,000 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. Under prior authorization, the Company repurchased during the 13 week period ended May 29, 2004, 16,100 shares of common stock at a total cost of $126,002, and during the year ended February 28, 2004, 366,300 shares of common stock representing 2.4% of its outstanding shares, at a total cost of $2,438,000.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 26, 2005.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 7 of the Consolidated Financial Statements for a full description of the Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operation and Financial Condition.

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

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


PART II.     OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS  -  None

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

----------------------- --------------------- -------------------- --------------------- --------------------
PERIOD                    TOTAL NUMBER OF     AVERAGE PRICE PAID     TOTAL NUMBER OF      MAXIMUM NUMBER OF
                          SHARES PURCHASED         PER SHARE       SHARES PURCHASED AS     SHARES THAT MAY
                                                                     PART OF PUBLICLY     YET BE PURCHASED
                                                                    ANNOUNCED PLANS OR   UNDER THE PLANS OR
                                                                         PROGRAMS         PROGRAMS (1) (2)

----------------------- --------------------- -------------------- --------------------- --------------------
February 29, 2004 -              0                     0                    0                     0
April 3, 2004

----------------------- --------------------- -------------------- --------------------- --------------------
April 3, 2004 -                3,100                 7.90                 3,100               2,469,600
May 1, 2004

----------------------- --------------------- -------------------- --------------------- --------------------
May 2, 2004 -                  13,000                7.81                 13,000              2,456,600
May 29, 2004

----------------------- --------------------- -------------------- --------------------- --------------------
Total                          16,100                7.83                 16,100              2,456,600

----------------------- --------------------- -------------------- --------------------- --------------------


(1) On June 7, 2002, the Company's Board of Directors' authorized the repurchase of up to 20% of its outstanding shares of common stock (not to exceed 3,200,000 shares) at prevailing market prices through June 7, 2004. The shares repurchased pursuant to this authorization are represented in this chart.

(2) On April 22, 2004, the Company's Board of Directors approved the repurchase of up to an additional 3,100,000 shares of common stock at prevailing market prices through June 7, 2006. All shares repurchased will be held as treasury stock.

Item 3.      DEFAULTS UPON SENIOR SECURITIES  -  None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.      OTHER INFORMATION  - None

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits filed with this Form 10-Q

                   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (b)   Reports on Form 8-K

                   On April 23, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form regarding its results of operations for the fiscal quarter and year ended February 28, 2004.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------












                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SYMS CORP

    DATE: July 8, 2004           BY /s/ MARCY SYMS
                                    --------------
                                    MARCY SYMS
                                    CHIEF EXECUTIVE OFFICER

    DATE: July 8, 2004           BY /s/ ANTONE F. MOREIRA
                                    ---------------------
                                    ANTONE F. MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER
                                    (Principal Financial and Accounting Officer)