Form 10-Q
period 2004-08-28
SYMS CORP
filed 2004-10-07
CIK 724742

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

                 for the quarterly period ended AUGUST 28, 2004

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


  At October 1, 2004, the latest practicable date, there were 15,177,403 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


                                      INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  August 28, 2004, February 28, 2004 and August 30, 2003                        1

                  Condensed Consolidated Statements of Operations for the
                  13 Weeks and 26 Weeks Ended August 28, 2004 and August 30, 2003               2

                  Condensed Consolidated Statements of Cash Flows for the
                  26 Weeks Ended August 28, 2004 and August 30, 2003                            3

                  Notes to Condensed Consolidated Financial Statements                          4-6

Item 2.           Management's Discussion and Analysis of Financial Condition                   7-10
                  and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                    10

Item 4.           Disclosure Controls and Procedures                                            10-11

PART II. OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                    11
                  Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds           11
                  Item 3.  Defaults Upon Senior Securities                                      11
                  Item 4.  Submission of Matters to a Vote of Security Holders                  11-12
                  Item 5.  Other Information                                                    12
                  Item 6.  Exhibits                                                             12


SIGNATURES                                                                                      13

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             AUGUST 28,         FEBRUARY 28,         AUGUST 30,
                                                                                2004                2004                2003
                                                                            -------------       -------------       -------------
                                                                             (UNAUDITED)           (NOTE)            (UNAUDITED)

ASSETS
Current Assets
   Cash and cash equivalents                                                  $  21,451           $  21,386           $  19,828
   Merchandise inventories                                                       80,153              69,226              87,061
   Deferred income taxes                                                          3,627               3,627               4,143
   Assets held for sale                                                           2,376               4,495                  --
   Prepaid expenses and other current assets                                      6,607               6,173               6,588
                                                                              ---------           ---------           ---------
     TOTAL CURRENT ASSETS                                                       114,214             104,907             117,620
                                                                              ---------           ---------           ---------

PROPERTY AND EQUIPMENT - Net                                                    120,831             123,757             131,056
DEFERRED INCOME TAXES                                                            11,094              11,094               9,397
OTHER ASSETS                                                                     14,867              13,980              12,977
                                                                              ---------           ---------           ---------
     TOTAL ASSETS                                                             $ 261,006           $ 253,738           $ 271,050
                                                                              =========           =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  28,676           $  16,154           $  31,506
   Accrued expenses                                                               6,232               7,714               9,877
   Accrued insurance                                                                840               1,264               1,708
   Obligations to customers                                                       3,540               3,570               3,250
                                                                              ---------           ---------           ---------
     TOTAL CURRENT LIABILITIES                                                   39,288              28,702              46,341
                                                                              ---------           ---------           ---------

OTHER LONG TERM LIABILITIES                                                       1,838               1,862               1,881
                                                                              ---------           ---------           ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share. Authorized 1,000
   shares; none outstanding                                                          --                  --                  --
   Common stock, par value $0.05 per share. Authorized 30,000 shares; 15,177 shares outstanding (net of 2,895 treasury shares)
   on August 28, 2004; 15,092 shares outstanding as of February 28,
   2004 (net of 2,879 treasury shares) and 15,034 shares outstanding
   (net of 2,650 treasury shares) on August 30, 2003                                759                 755                 765
   Additional paid-in capital                                                    14,794              14,239              14,121
   Treasury stock                                                               (24,118)            (23,993)            (22,487)
   Retained earnings                                                            228,445             232,173             230,429
                                                                              ---------           ---------           ---------
     TOTAL SHAREHOLDERS' EQUITY                                                 219,880             223,174             222,828
                                                                              ---------           ---------           ---------


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


See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          13 WEEKS ENDED                     26 WEEKS ENDED
                                                          --------------                     --------------
                                                   AUGUST 28,        AUGUST 30,        AUGUST 28,        AUGUST 30,
                                                      2004              2003              2004              2003
                                                      ----              ----              ----              ----
                                                            (Unaudited)                         (Unaudited)

Net sales                                           $  61,254         $  62,102         $ 129,575         $ 125,636
Cost of goods sold                                     37,985            39,996            78,150            77,616
                                                    ---------         ---------         ---------         ---------
Gross profit                                           23,269            22,106            51,425            48,020

Expenses:
Selling, general and administrative                    19,306            19,706            37,959            38,875
Advertising                                               898             1,421             3,642             3,801
Occupancy                                               4,611             4,456             8,830             8,620
Depreciation and amortization                           2,416             2,784             5,025             5,407
Loss on sale of building                                1,271                --             1,271                --
                                                    ---------         ---------         ---------         ---------
Loss from operations                                   (5,233)           (6,261)           (5,302)           (8,683)

Other income                                               (7)              (68)              (29)             (178)

Interest income                                           (76)              (31)             (130)              (43)
                                                    ---------         ---------         ---------         ---------
Loss before income taxes                               (5,150)           (6,162)           (5,143)           (8,462)
Provision benefit for income taxes                     (1,418)           (1,479)           (1,415)           (2,030)
                                                    ---------         ---------         ---------         ---------
Net loss                                            $  (3,732)        $  (4,683)        $  (3,728)        $  (6,432)
                                                    =========         =========         =========         =========
Net loss per share-basic                            $   (0.25)        $   (0.30)        $   (0.25)        $   (0.42)
                                                    =========         =========         =========         =========
Weighted average shares outstanding-basic              15,124            15,412            15,124            15,412
                                                    =========         =========         =========         =========
Net loss per share-diluted                          $   (0.25)        $   (0.30)        $   (0.25)        $   (0.42)
                                                    =========         =========         =========         =========
Weighted average shares outstanding-diluted            15,124            15,412            15,124            15,412
                                                    =========         =========         =========         =========


See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                        26 WEEKS ENDED
                                                                                        --------------
                                                                                 AUGUST 28,         AUGUST 30,
                                                                                   2004                2003
                                                                                   ----               ----
                                                                                          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $ (3,728)          $ (6,432)
     Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation and amortization                                                   5,025              5,407
     Loss on sale of building                                                        1,271                440
     Loss on disposal of assets                                                        126                 --
     (Increase) decrease in operating assets:
          Merchandise inventories                                                  (10,927)            (8,910)
          Prepaid expenses and other current assets                                   (434)              (308)
          Other assets                                                                (894)            (3,132)
     Increase (decrease) of operating liabilities:
          Accounts payable                                                          12,522             18,867
          Accrued expenses                                                          (1,906)            (2,853)
          Obligations to customers                                                     (30)              (102)
          Other long term liabilities                                                  (24)               (10)
                                                                                  --------           --------
               Net cash provided by operating activities                             1,001              2,967
                                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                        (1,466)            (1,443)
     Proceeds from sale of building                                                     96                 --
                                                                                  --------           --------
               Net cash used in investing activities                                (1,370)            (1,443)
                                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of options                                                               560                 22
     Stock repurchase                                                                 (126)              (915)
                                                                                  --------           --------
               Net cash provided by (used in) financing activities                     434               (893)
                                                                                  --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               65                631
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      21,386             19,197
                                                                                  --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 21,451           $ 19,828
                                                                                  ========           ========


See Notes to Condensed Consolidated Financial Statements

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 26 WEEKS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of 38 "off-price" retail clothing stores located throughout the United States in Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 week and 26 week periods ended August 28, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2004.

NOTE 3  - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ending February 26, 2005 will be comprised of 52 weeks. The fiscal year ended February 28, 2004 was comprised of 52 weeks.

NOTE 4  - MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5  - BANK CREDIT FACILITIES

On November 5, 2003, the Company entered into an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. The unsecured revolving credit agreement replaced the Company's prior unsecured revolving credit agreement which expired by its terms. Under the new credit agreement, interest on individual advances is payable quarterly at the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 0.5 of 1% per annum. As of August 28, 2004 and February 28, 2004, there were no outstanding borrowings under this new agreement and as of August 30, 2003, there were no outstanding borrowings under the prior credit agreement. At August 28, 2004 and February 28, 2004, the Company had $1,676,000 and $2,597,000, respectively, in outstanding letters of credit under this new agreement. The prior credit agreement did not provide for the issuance of letters of credit.

The agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was in compliance with all covenants as of August 28, 2004.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At August 28, 2004, February 28, 2004 and August 30, 2003, the Company had $0, $0 and $3,321,000, respectively, in outstanding letters of credit. The Company is not currently utilizing this facility.

NOTE 6  - NET INCOME/(LOSS) PER SHARE

In accordance with SFAS 128, basic net income/(loss) per share has been computed
based  upon  the  weighted  average  common  shares  outstanding.   Diluted  net
income/(loss) per share gives effect to outstanding stock options.

Net income/(loss) per share has been computed as follows:

                                            13 WEEKS ENDED                        26 WEEKS ENDED
                                  -----------------------------------    ----------------------------------
                                  AUGUST 28, 2004     AUGUST 30, 2003    AUGUST 28, 2004    AUGUST 30, 2003
                                  ---------------     ---------------    ---------------    ---------------
BASIC NET LOSS PER SHARE:

Net loss ......................       $ (3,732)          $ (4,683)          $ (3,728)          $ (6,432)
Average shares outstanding ....         15,124             15,412             15,124             15,412
Basic net loss per share ......       $  (0.25)          $  (0.30)          $  (0.25)          $  (0.42)

DILUTED NET LOSS PER SHARE:

Net loss ......................       $ (3,732)          $ (4,683)          $ (3,728)          $ (6,432)
Average shares outstanding ....         15,124             15,412             15,124             15,412
Stock options .................           --                 --                 --                 --
Total average equivalent
shares ........................         15,124             15,412             15,124             15,412
Diluted net loss per share ....       $  (0.25)          $  (0.30)          $  (0.25)          $  (0.42)


In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 781,850 and 920,875 shares of common stock at prices ranging from $5.63 to $10.69 per share were outstanding as of August 28, 2004 and August 30, 2003, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options exceed the average market price and would have been anti-dilutive.

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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

     Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the twenty six weeks ended August 28, 2004 and August 30, 2003, respectively. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                         13 WEEKS ENDED          26 WEEKS ENDED
                                                         --------------          --------------
                                                      8/28/04     8/30/03     8/28/04       8/30/03
                                                      -------     -------     -------       -------

Net income/(loss):                                    ($3,732)    ($4,683)    ($3,728)      ($6,432)

Total stock-based employee compensation expense
determined under fair value based
method for all awards, net of related tax effects       $ --        ($7)        $ --         ($14)
                                                        ----        ----        ----         -----

Pro forma net income/(loss)                           ($3,732)    ($4,690)    ($3,728)      ($6,446)
                                                      ========    ========    ========      ========

Earnings (loss) per share:

Basic, as reported                                     ($.25)      ($.30)      ($.25)       ($0.42)
Basic, pro forma                                       ($.25)      ($.30)      ($.25)       ($0.42)
Diluted, as reported                                   ($.25)      ($.30)      ($.25)       ($0.42)
Diluted, pro forma                                     ($.25)      ($.30)      ($.25)       ($0.42)


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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Quarterly Report (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company's products, possible disruptions in the Company's computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

     The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in the Annual Report on Form 10-K for the year ended February 28, 2004. The Company has identified certain critical accounting policies that are described below.

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

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


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

RESULTS OF OPERATIONS

13 WEEKS AND 26 WEEKS ENDED AUGUST 28, 2004 COMPARED TO 13 AND 26 WEEKS ENDED AUGUST 30, 2003

Net sales for the 13 weeks ended August 28, 2004 were $61,254,000, a decrease of $848,000 (1.4%) as compared to net sales of $62,102,000 for the 13 weeks ended August 30, 2003. For the 26 weeks ended August 28, 2004, net sales increased $3,939,000 (3.1%) to $129,575,000 as compared to net sales of $125,636,000 for the 26 weeks ended August 30, 2003. Comparable store sales increased 0.2% for the 13 weeks ended August 28, 2004 and 3.7% for the 26 weeks ended August 28, 2004, as compared to the comparable periods in the prior fiscal year. Our "Bash" sales promotion, which took place in August 2004, had seven less selling days in this fiscal quarter than during the promotion in the same period last fiscal year. Sales during such promotion were $3,500,000 less than sales during the promotion in the same period last fiscal year, contributing to the decrease in net sales for the 13 weeks ended August 28, 2004.

Gross profit for the 13 weeks ended August 28, 2004 was $23,269,000 (38.0% as a percentage of net sales), an increase of $1,163,000 as compared to $22,106,000 (35.6% as a percentage of net sales) for the 13 weeks ended August 30, 2003. Gross profit for the 26 weeks ended August 28, 2004 was $51,425,000 (39.7% as a percentage of net sales), an increase of $3,405,000 as compared to $48,020,000 (38.2% as a percentage of net sales) for the 26 weeks ended August 30, 2003. The increase in gross profit in the 13 and 26 week periods is largely due to fewer markdowns on merchandise sold as compared to the same periods in the prior fiscal year.

Selling, general and administrative expense decreased $438,000 to $19,268,000 (31.5% as a percentage of net sales) for the 13 weeks ended August 28, 2004 as compared to $19,706,000 (31.7% as a percentage of net sales) for the 13 weeks ended August 30, 2003. Selling, general and administrative expense decreased $954,000 to $37,921,000 (29.3% as a percentage of net sales) for the 26 weeks ended August 28, 2004 as compared to $38,875,000 (30.9% as a percentage of net sales) for the 26 weeks ended August 30, 2003. The reduced expenditures in existing locations and the closing of the Baltimore and Charlotte stores contributed to the reduction in selling, general and administrative expenses in the 13 and 26 weeks ended August 28, 2004.

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


Advertising expense for the 13 weeks ended August 28, 2004 was $898,000 (1.5% as a percentage of net sales) as compared to $1,421,000 (2.3% as a percentage of net sales) for the 13 week period ended August 30, 2003. Advertising expense for the 26 weeks ended August 28, 2004 was $3,642,000 (2.8% as a percentage of net sales as compared to $3,801,000 (3.0% as a percentage of net sales) in the 26 weeks ended August 30, 2003.

Occupancy costs were $4,611,000 (7.5% as a percentage of net sales) for the 13 weeks ended August 28, 2004 as compared to $4,456,000 (7.2% as a percentage of net sales) for the 13 weeks ended August 30, 2003. Occupancy costs were $8,830,000 (6.8% as a percentage of net sales) for the 26 weeks ended August 28, 2004 compared to $8,620,000 (6.9% as a percentage of net sales) for the 26 week period ended August 30, 2003. The increased expenditures of utilities and real estate taxes in existing stores accounts for this increase in both the 13 and 26 week periods as compared to the comparable periods a year ago.

Depreciation and amortization was $2,416,000 (3.9% as a percentage of net sales) for the 13 weeks ended August 28, 2004 as compared to $2,784,000 (4.5% as a percentage of net sales) for the 13 weeks ended August 30, 2003. Depreciation and amortization for the 26 weeks ended August 28, 2004 was $5,025,000 (3.9% as a percentage of net sales) as compared to $5,407,000 (4.3% as a percentage of net sales) for the 26 weeks ended August 30, 2003.

The results for the 13 weeks ended August 28, 2004 reflect a $1,271,000 charge resulting from the exercise by the Company of its option to purchase the Lawrenceville store and the simultaneous sale of the Lawrenceville store. Such store will be closed on October 16, 2004. This action was taken by the Company as part of its continuing efforts to improve profitability.

The loss before income taxes for the 13 weeks ended August 28, 2004 was $5,150,000, a decrease of $1,012,000 as compared to a loss of $6,162,000 for the 13 weeks ended August 30, 2003. The loss before income taxes for the 26 weeks ended August 28, 2004 was $5,143,000 as compared to a loss before income taxes of $8,462,000 for the 26 weeks ended August 30, 2003. This reduction in loss before income taxes for the 13 and 26 week periods as compared to the previous fiscal year resulted principally from improved gross profit margins and lower expenses.

For the 26 week period ended August 28, 2004, the effective income tax rate was 27.5% as compared to 24.0% for the comparable period a year ago. Included in the 13 weeks ended August 28, 2004 was a tax refund from the State of Maryland for approximately $1,400,000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of August 28, 2004 was $74,926,000, an increase of $3,647,000 as compared to $71,279,000 as of August 30, 2003. The ratio of current assets to current liabilities was 2.91 to 1 as of August 28, 2004 as compared to 2.54 to 1 as of August 30, 2003.

Net cash provided by operating activities totaled $1,001,000 for the 26 weeks ended August 28, 2004, as compared to $2,967,000 for the 26 weeks ended August 30, 2003.

Net cash used in investing activities was $1,370,000 for the 26 weeks ended August 28, 2004, as compared to $1,443,000 for the 26 weeks ended August 30, 2003. Expenditures for property and equipment were $1,466,000 and $1,443,000 for the 26 weeks ended August 28, 2004 and August 30, 2003, respectively.

Net cash provided by financing activities was $434,000 for the 26 weeks ended August 28, 2004, as compared to net cash used in financing activities of $893,000 for the 26 weeks ended August 30, 2003.

On November 5, 2003, the Company entered into an unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. The unsecured revolving credit agreement replaced the Company's prior unsecured revolving credit agreement which expired by its terms. Under the new credit agreement, interest on individual advances is payable quarterly at the bank's base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 0.5 of 1% per annum. As of August 28, 2004 and February 28, 2004, there were no outstanding borrowings under this new agreement and as of August 30, 2003, there were no outstanding borrowings under the prior credit agreement. At August 28, 2004 and February 28, 2004, the Company had $1,676,000 and $2,597,000,
respectively, in outstanding letters of credit under this new agreement. The prior credit agreement did not provide for the issuance of letters of credit.

The agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was in compliance with all covenants as of August 28, 2004.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. At August 28, 2004, February 28, 2004 and August 30, 2003, the Company had $0, $0 and $3,321,000, respectively, in outstanding letters of credit. The Company is not currently utilizing this facility.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 26, 2005. Through the 26 week period ended August 28, 2004, the Company has incurred $1,466,000 of capital expenditures.

On April 22, 2004, the Company's Board of Directors approved the repurchase of the Company through June 7, 2006 of up to an additional 3,100,000 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. Under prior authorization, the Company repurchased during the 13 week period ended May 29, 2004, 16,100 shares of common stock at a total cost of $126,002. The Company did not make any repurchases during the 13 week period ended August 28, 2004 of shares of common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


covered by this Quarterly Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

(b)      Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.           LEGAL PROCEEDINGS  -  None

Item 2.           UNREGISTERED SALE OF EQUITY SECURITIES AND USE  OF  PROCEEDS -
                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES  -  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on July 15, 2004, the Company's shareholders holding a majority of the shares of the Common Stock outstanding as of the close of business on June 11, 2004, voted to approve each of the two proposals included in the Company's proxy statement as follows:

To elect six directors to hold office for one year or until their respective successors are duly elected and qualified.

                                               FOR          WITHHELD
                                               ---          --------

                Sy Syms                    13,096,825       1,016,175
                Marcy Syms                 13,096,925       1,016,175
                Antone F. Moreira          11,853,543       2,259,457
                Harvey A. Weinberg         13,853,657         259,343
                Wilbur L. Ross, Jr.        13,853,657         259,343
                Amber A. Brookman          13,853,657         259,343


To ratify the appointment of BDO Seidman, LLP as independent accountants of the Company for the fiscal year ending February 26, 2005:

                                           For:            14,007,206
                                           Against:           102,170
                                           Abstain:             3,624

Item 5.           OTHER INFORMATION  -  None

Item 6.           EXHIBITS

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


(a)      Exhibits filed with this Form 10-Q

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                    ----------------------------
                                                     SYMS CORP AND SUBSIDIARIES
                                                    ----------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SYMS CORP



         DATE:  OCTOBER 7, 2004           BY /s/ Marcy Syms
                                             -----------------------------------
                                             MARCY SYMS
                                             CHIEF EXECUTIVE OFFICER






         DATE:   OCTOBER 7, 2004          BY /s/ Antone F. Moreira
                                             -----------------------------------
                                             ANTONE F. MOREIRA
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                             OFFICER
                                             (Principal Financial and Accounting
                                             Officer)