Form 10-Q
period 2004-11-27
SYMS CORP
filed 2005-01-06
CIK 724742

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

                For the quarterly period ended NOVEMBER 27, 2004

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


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

         At December 30 , 2004 the latest practicable date, there were 15,151,003 shares outstanding of Common Stock, par value $0.05 per share.

================================================================================

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of
            November 27, 2004, February 28, 2004 and November 29, 2003         1

            Condensed Consolidated Statements of Operations for the
            13 Weeks and 39 Weeks Ended November 27, 2004 and
            November 29, 2003                                                  2

            Condensed Consolidated Statements of Cash Flows for the
            39 Weeks Ended November 27, 2004 and November 29, 2003             3

            Notes to Condensed Consolidated Financial Statements             4-6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6-10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        10

Item 4.     Controls and Procedures                                           10



PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                        11
            Item 2.  Unregistered Sales of Equity Securities
                     and Use of Proceeds                                      11
            Item 3.  Defaults Upon Senior Securities                          11
            Item 4.  Submission of Matters to a Vote of Security Holders      11
            Item 5.  Other Information                                        11
            Item 6.  Exhibits                                              11-12


SIGNATURES                                                                    13

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                           NOVEMBER 27,       FEBRUARY 28,    NOVEMBER 29,
                                                                              2004              2004 (1)         2003
                                                                           -----------        -----------     -----------
                                                                           (UNAUDITED)         (SEE NOTE)     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  33,311          $  21,386       $  25,633
  Merchandise inventories                                                      89,883             69,226          97,002
  Deferred income taxes                                                         3,627              3,627           4,143
  Assets held for sale                                                             --              4,495              --
  Prepaid expenses and other current assets                                     9,788              6,173           7,529
                                                                            ---------          ---------       ---------

    TOTAL CURRENT ASSETS                                                      136,609            104,907         134,307
                                                                            ---------          ---------       ---------

PROPERTY AND EQUIPMENT - Net                                                  119,172            123,757         128,848

DEFERRED INCOME TAXES                                                          11,094             11,094           9,397

OTHER ASSETS                                                                   15,373             13,980          13,282
                                                                            ---------          ---------       ---------

     TOTAL ASSETS                                                           $ 282,248          $ 253,738       $ 285,834
                                                                            =========          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $  43,064          $  16,154       $  43,809
  Accrued expenses                                                             11,410              7,714          12,532
  Accrued insurance                                                               707              1,264           1,506
  Obligations to customers                                                      3,745              3,570           3,417
                                                                            ---------          ---------       ---------

    TOTAL CURRENT LIABILITIES                                                  58,926             28,702          61,264
                                                                            ---------          ---------       ---------


OTHER LONG TERM LIABILITIES                                                     1,712              1,862           1,872

COMMITMENTS AND CONTINGENCIES                                                      --                 --              --

SHAREHOLDERS' EQUITY
  Preferred stock, par value; $100 per share. Authorized 1,000 shares;
  none outstanding                                                                 --                 --              --
  Common stock, par value $0.05 per share Authorized 30,000 shares;
  15,176 shares (net of 2,954 treasury shares) outstanding on
  November 27, 2004, 15,092 shares outstanding (net of 2,879 treasury shares) as of February 28, 2004 and 15,127 shares outstanding
  (net of 2,829 treasury shares outstanding as of November 29, 2003               763                755             756
  Additional paid-in capital                                                   15,128             14,239          14,135
  Treasury stock                                                              (24,744)           (23,993)        (23,646)
  Retained earnings                                                           230,463            232,173         231,453
                                                                            ---------          ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY                                                221,610            223,174         222,698
                                                                            ---------          ---------       ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 282,248          $ 253,738       $ 285,834
                                                                            =========          =========       =========

(1) The balance sheet at February 28, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       13 WEEKS ENDED                39 WEEKS ENDED
                                                 --------------------------    --------------------------
                                                 NOVEMBER 27,   NOVEMBER 29,   NOVEMBER 27,   NOVEMBER 29,
                                                    2004           2003           2004           2003
                                                 -----------    -----------    -----------    -----------
                                                         (UNAUDITED)                   (UNAUDITED)
Net sales                                         $  75,980      $  74,345      $ 205,555      $ 199,981
Cost of goods sold                                   45,906         42,960        124,056        120,576
                                                  ---------      ---------      ---------      ---------
Gross profit                                         30,074         31,385         81,499         79,405

Expenses:

Selling, general and administrative                  18,367         18,592         56,326         57,467
Advertising                                           3,269          3,810          6,911          7,611
Occupancy                                             4,165          4,390         12,995         13,010
Depreciation and amortization                         2,291          2,782          7,316          8,189
(Gain) loss on sale of assets                          (721)            --            550             --
                                                  ---------      ---------      ---------      ---------
Income (loss) from operations                         2,703          1,811         (2,599)        (6,872)
Other income                                            (17)           (81)           (46)          (259)
Interest (income) expense - net                         (98)            64           (228)            21
                                                  ---------      ---------      ---------      ---------
Income (loss) before income taxes                     2,818          1,828         (2,325)        (6,634)
Provision (benefit) for income taxes                    800            804           (615)        (1,226)
                                                  ---------      ---------      ---------      ---------
Net income (loss)                                 $   2,018      $   1,024      $  (1,710)     $  (5,408)
                                                  =========      =========      =========      =========
Net income (loss) per share - basic               $    0.13      $    0.07      $   (0.11)     $   (0.35)
                                                  =========      =========      =========      =========
Weighted average shares outstanding - basic          15,175         15,201         15,141         15,285
                                                  =========      =========      =========      =========
Net income (loss) per share - diluted             $    0.13      $    0.06      $   (0.11)     $   (0.35)
                                                  =========      =========      =========      =========
Weighted average shares outstanding - diluted        15,898         15,795         15,141         15,285
                                                  =========      =========      =========      =========


See Notes to Condensed Consolidated Financial Statements

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                          39 WEEKS ENDED
                                                    ---------------------------
                                                    NOVEMBER 27,    NOVEMBER 29,
                                                        2004           2003
                                                    -----------     -----------
                                                            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (1,710)     $ (5,408)
                                                       --------      --------

  Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization                           7,316         8,189
  (Gain) loss on sale of assets                             703            --
  Writeoff and impairment of property and equipment          --           457
  (Increase) decrease in operating assets:
    Merchandising inventories                           (20,657)      (18,851)
    Prepaid expenses and other current assets            (3,615)       (1,249)
    Other assets                                         (1,393)       (3,437)
  Increase (decrease) in operating liabilities:
    Accounts payable                                     26,910        31,170
    Accrued expenses                                      3,139          (400)
    Obligations to customers                                175            65
    Other long term liabilities                            (150)          (19)
                                                       --------      --------
      Net cash provided by operating activities          10,718        10,517
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of land                              3,098            --
  Expenditures for property and equipment                (2,133)       (2,034)
  Proceeds from sale of building                             96            --
                                                       --------      --------
      Net cash (used in) provided by
        investing activities                              1,061        (2,034)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                 897            27
  Stock repurchase                                         (751)       (2,074)
                                                       --------      --------
      Net cash (used in) provided by
        financing activities                                146        (2,047)
                                                       --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                11,925         6,436
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           21,386        19,197
                                                       --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 33,311      $ 25,633
                                                       ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $     40      $    270
                                                       ========      ========


See Notes to Condensed Consolidated Financial Statements

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 AND 39 WEEKS ENDED NOVEMBER 27, 2004 AND NOVEMBER 29, 2003
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of 37 "off-price" retail clothing stores located throughout the United States in Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.


NOTE 2  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended November 27, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2004.


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

On November 5, 2003, the Company entered into a new unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This new unsecured revolving credit agreement replaced the Company's prior unsecured revolving credit agreement which expired on October 29, 2003. Under the new agreement, interest on individual advances is payable quarterly at the bank's base prime rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion under the new revolving credit agreement is subject to a commitment fee of .5% per annum. As of November 27, 2004 and November 29, 2003, the Company had no outstanding borrowings under the new revolving credit agreement. At November 27, 2004 and February 28, 2004, the Company had $622,000 and $2,597,000, respectively, in outstanding letters of credit under this agreement.

This revolving credit agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock) as well as other financial ratios. The Company was in compliance with all such covenants as of November 27, 2004.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be cancelled at any time by either party. At November 27, 2004, February 28, 2004 and November 29, 2003, the Company had $0, $0 and $2,869,760, respectively, in outstanding letters of credit.

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

Net income/(loss) per share has been computed as follows:

                                          13 WEEKS ENDED       39 WEEKS ENDED
                                        ------------------   -------------------
                                        NOV. 27,  NOV. 29,   NOV. 27,   NOV. 29,
                                          2004      2003       2004       2003
                                        --------  --------   --------   --------

BASIC NET INCOME PER SHARE:
Net income (loss) ..................... $ 2,018   $ 1,024    $(1,710)   $(5,408)
Average shares outstanding ............  15,175    15,201     15,141     15,285

Basic net income (loss) per share ..... $  0.13   $  0.07    $ (0.11)   $ (0.35)

DILUTED NET INCOME PER SHARE:
Net income (loss) ..................... $ 2,018   $ 1,024    $(1,710)   $(5,408)
Average shares outstanding ............  15,175    15,201     15,141     15,285
Stock options .........................     723       594          0          0
Total average equivalent  shares ......  15,898    15,795     15,141     15,285
Diluted net income (loss) per share ... $  0.13   $  0.06    $ (0.11)   $ (0.35)

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 723,450 and 911,525 shares of common stock at prices ranging from $5.63 to $10.69 per share were outstanding as of November 27, 2004 and November 29, 2003, respectively. For the 13 and 39 weeks ended November 27, 2004, all shares were included in the computation of diluted net income per share. For the 13 and 39 weeks ended November 29, 2003, 317,600 shares were not included in the computation of diluted net income per share because the exercise price of the option exceeded our market price and would have been anti-dilutive.

Comprehensive income is equivalent to the Company's net income or loss for the 13 and 39 weeks ended November 27, 2004 and November 29, 2003, respectively.

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

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


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

       Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the thirty nine weeks ended November 27, 2004 and November 29, 2003, respectively. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                       13 WEEKS ENDED         39 WEEKS ENDED
                                     -------------------   --------------------
                                     11/27/04   11/29/03   11/27/04    11/29/03
                                     --------   --------   --------    --------

Net income/(loss):                   $  2,018   $  1,024   ($ 1,710)   ($ 5,408)

Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related
tax effects                            ($ 0 )     ( $13)     ($ 0 )      ( $16)
                                     --------   --------   --------    --------

Pro forma net income/(loss)          $  2,018   $  1,011   ($ 1,710)   ($ 5,424)
                                     ========   ========   ========    ========

Earnings (loss) per share:

Basic, as reported                   $   0.13   $    .07   ($  0.11)   ($  0.35)
Basic, pro forma                     $   .013   $    .07   ($  0.11)   ($  0.35)
Diluted, as reported                 $   .013   $    .06   ($  0.11)   ($  0.35)
Diluted, pro forma                   $   .013   $    .06   ($  0.11)   ($  0.35)


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

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


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

       DEFERRED TAX VALUATION ALLOWANCE - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is not likely to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the Company's net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


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

RESULTS OF OPERATIONS

13 AND 39 WEEKS ENDED NOVEMBER 27, 2004 COMPARED TO 13 AND
39 WEEKS ENDED NOVEMBER 29, 2003

Net sales for the 13 weeks ended November 27, 2004 were $75,980,000, an increase of $1,635,000 (2.2%), as compared to net sales of $74,345,000 for the 13 weeks ended November 29, 2003. For the 39 weeks ended November 27, 2004, net sales increased $5,574,000 (2.8%) to $205,555,000 as compared to net sales of $199,981,000 for the 39 weeks ended November 29, 2003. Comparable store net sales increased 5.1% for the 13 weeks ended November 27, 2004 and increased 4.2% for the 39 weeks ended November 27, 2004, as compared to the comparable periods in the prior fiscal year.

Gross profit for the 13 weeks ended November 27, 2004 was $30,074,000, a decrease of $1,311,000 (39.6% as a percentage of total net sales) as compared to $31,385,000 (42.2% as a percentage of total net sales) for the 13 weeks ended November 29, 2003. Gross profit for the 39 weeks ended November 27, 2004 was $81,499,000, an increase of $2,094,000 (39.7% as a percentage of total net sales) as compared to $79,405,000 (39.7% as a percentage of total net sales) for the 39 weeks ended November 29, 2003. The results for the third quarter were impacted by additional markdowns on goods sold of approximately $2,000,000 in an effort to clear out aged merchandise which was partially offset by a reduction in the markdown reserve.

Selling, general and administrative expense was $18,367,000 (24.2% as a percentage of total net sales) for the 13 weeks ended November 27, 2004, as compared to $18,592,000 (25.0% as a percentage of total net sales) for the 13 weeks ended November 29, 2003. Selling, general and administrative expense decreased $1,141,000 to $56,326,000 (27.4% as a percentage of total net sales) for the 39 weeks ended November 27, 2004, as compared to $57,467,000 (28.7% as a percentage of total net sales) for the 39 weeks ended November 29, 2003. The reduced expenditures in existing locations and the closing of the Baltimore, Charlotte and Lawrenceville stores contributed to the reduction in selling, general and administrative expenses in the 13 and 39 weeks ended November 27, 2004.

Advertising expense for the 13 weeks ended November 27, 2004 was $3,269,000 (4.3% as a percentage of total net sales), as compared to $3,810,000 (5.1% as a percentage of total net sales) in the 13 week period ended November 29, 2003. Advertising expense for the 39 weeks ended November 27, 2004 was $6,911,000 (3.4% as a percentage of total net sales), as compared to $7,611,000 (3.8% as a percentage of total net sales) in the 39 week period ended November 29, 2003. Advertising expense decreased $541,000 for the 13 weeks ended November 27, 2004. This decline is attributable to a decision to reduce the amount of radio and television advertising in the third quarter of this year.

Occupancy costs were $4,165,000 (5.5% as a percentage of total net sales) for the 13 week period ended November 27, 2004, as compared to $4,390,000 (5.9% as a percentage of total net sales) for the 13 week period ended November 29, 2003. Occupancy costs were $12,995,000 (6.3% as a percentage of total net sales) for the 39 week period ended November 27, 2004 as compared to $13,010,000 (6.5% as a percentage of total net sales) for the 39 week period ended November 29, 2003. The decline in occupancy costs in the 13 and 39 week periods ending November 27, 2004 is largely attributable to the closing of, the Baltimore, Charlotte and Lawrenceville stores which was partially offset by increased occupancy costs in existing stores.

Depreciation and amortization was $2,291,000 (3.0% as a percentage of total net sales) for the 13 week period ended November 27, 2004, as compared to $2,782,000 (3.7% as a percentage of total net sales) for the 13 weeks ended November 29, 2003. Depreciation and amortization for the 39 week period ended November 27, 2004 was $7,316,000 (3.6% as a percentage of total net sales), as compared to $8,189,000 (4.1% as a percentage of total net sales) for the 39 weeks ended November 29, 2003. The reduced expense for the 13 and 39 week periods is largely attributable to the closing of three stores in fiscal 2004 and fully depreciated assets.

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


In the 13 weeks ended November 27, 2004, the Company recorded a gain of $721,000 from the sale of land in Roseland, New Jersey. In the 39 weeks ended November 27, 2004, this third quarter gain was offset by a charge of $1,271,000 resulting from the exercise by the company of its' option to purchase the Lawrenceville store and the simultaneous sale of the Lawrenceville store (which was recorded in the second quarter ended August 28, 2004), resulting in a net loss on the sales of assets of $550,000. The Lawrenceville store was closed on October 16, 2004. This action was taken by the Company as part of its continued efforts to improve profitability.

The net income before income taxes for the 13 weeks ended November 27, 2004 was $2,818,000, an increase of $990,000 as compared to a net income of $1,828,000 for the 13 weeks ended November 29, 2004. The loss before income taxes for the 39 weeks ended November 27, 2004 was $2,325,000, as compared to a loss before taxes of $6,634,000 for the 39 weeks ended November 29, 2003. This improvement in profit performance in the 13 weeks and loss reduction in the 39 weeks ended November 27, 2004 results mainly from higher sales, gross profit dollars and lower expenses when compared to comparable periods in the fiscal year last year.

For the 39 week period ended November 27, 2004, the effective income tax rate was 26.5%, as compared to 18.5% for the comparable period a year ago. Included in the 39 weeks ended November 27, 2004 was a tax refund from the State of Maryland for approximately $1,400,000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of November 27, 2004 was $77,683,000, an increase of $4,640,000 as compared to $73,043,000 as of November 29, 2003. The ratio of current assets to current liabilities was 2.32 to 1 as of November 27, 2004 as compared to 2.19 to 1 as of November 29, 2003.

Net cash provided by operating activities totaled $10,718,000 for the 39 weeks ended November 27, 2004, as compared to $10,517,000 for the 39 weeks ended November 29, 2003.

Net cash provided by investment activities was $1,061,000 for the 39 weeks ended November 27, 2004 as compared to net cash used in investing activities of $2,034,000 for the 39 weeks ended November 29, 2003. Expenditures for property and equipment were $2,133,000 and $2,034,000 for the 39 weeks ended November 27, 2004 and November 29, 2003, respectively.

Net cash provided by financing activities was $146,000 for the 39 weeks ended November 27, 2004, as compared to net cash used in financing activities of $2,047,000 for the 39 weeks ended November 29, 2003.

On November 5, 2003, the Company entered into a new unsecured revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This new unsecured revolving credit agreement replaced the Company's prior unsecured revolving credit agreement which expired on October 29, 2003. Under the new agreement, interest on individual advances is payable quarterly at the bank's base prime rate, except that at the time of advance, the Company has the option to select an interest rate based upon one other alternative calculation, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion under the new revolving credit agreement is subject to a commitment fee of .5% per annum. As of November 27, 2004 and November 29, 2003, the Company had no outstanding borrowings under the new revolving credit agreement. At November 27, 2004 and February 28, 2004, the Company had $622,000 and $2,597,000, respectively, in outstanding letters of credit under this agreement.


This revolving credit agreement contains financial covenants with respect to consolidated tangible net worth, as defined therein, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock) as well as other financial ratios. The Company was in compliance with all such covenants as of November 27, 2004.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be cancelled at any time by either

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


party. At November 27, 2004, February 28, 2004 and November 29, 2003, the Company had $0, $0 and $2,869,760, respectively, in outstanding letters of credit.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ended February 26, 2005. Through the 39 week period ended November 27, 2004, the Company has incurred $2,133,000 of capital expenditures.

On April 22, 2004, the Company's Board of Directors approved the repurchase by the Company through June 7, 2005 of up to an additional 3,100,000 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. Under prior authorization, the Company repurchased during the 13 week period ended May 29, 2004, 16,100 shares of common stock at a total cost of $126,002, and under the current approved purchase plan, an additional 59,400 shares of common stock was repurchased at a total cost of $625,358 for the period ended November 27, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

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

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


PART II.   OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.    LEGAL PROCEEDINGS  -  None

Item 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

--------------------------------------------------------------------------------
PERIOD            TOTAL NUMBER    AVERAGE PRICE   TOTAL NUMBER   MAXIMUM NUMBER
                    OF SHARES    PAID PER SHARE     OF SHARES    OF SHARES THAT
                    PURCHASED                     PURCHASED AS     MAY YET BE
                                                     PART OF        PURCHASED
                                                    PUBLICLY        UNDER THE
                                                    ANNOUNCED       PLANS OR
                                                    PLANS OR      PROGRAMS (1)
                                                    PROGRAMS
--------------------------------------------------------------------------------
August 29, 2004 -       0               0               0               0
October 2, 2004
--------------------------------------------------------------------------------
October 3, 2004 -    30,500           10.33          30,500         3,069,500
October 30, 2004
--------------------------------------------------------------------------------
October 31, 2004 -   28,900           10.73          28,900         3,040,600
November 27, 2004
--------------------------------------------------------------------------------
Total                59,400           10.53          59,400         3,040,600
--------------------------------------------------------------------------------

(1) On April 22, 2004, the Company's Board of Directors approved the repurchase of up to an additional 3,100,000 shares of common stock at prevailing market prices through June 7, 2006. All shares repurchased will be held as treasury stock.

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

                                                  ------------------------------
                                                    SYMS CORP AND SUBSIDIARIES
                                                  ------------------------------


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



                                    SYMS CORP



DATE:  January 6, 2005        BY:   /s/ Marcy Syms
                                    ------------------------------
                                    MARCY  SYMS
                                    CHIEF EXECUTIVE OFFICER






DATE:  January 6, 2005        BY:   /s/ Antone F. Moreira
                                    ------------------------------
                                    ANTONE F. MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)