Form 10-K
period 2005-02-26
SYMS CORP
filed 2005-05-23
CIK 724742

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                    FORM 10-K
                      ------------------------------------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 26, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                  Name of Each Exchange on
   Title of Each class                               Which Registered
  ---------------------                         -----------------------------

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $72,585,103 based upon the closing market price of $9.85 per share of the Common Stock on the New York Stock Exchange as of August 28, 2004, the last business day of the registrant's most recently completed second fiscal quarter.

As of May 2, 2005, 15,022,953 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Syms Corp operates a chain of 37 "off-price" retail stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to 37 stores and the aggregate amount of selling space in Syms stores has increased from approximately 2,000 square feet to approximately 1,479,000 square feet. The Company maintains a 277,000 square foot distribution center and executive headquarters in Secaucus, New Jersey.

     Syms Corp was incorporated in New Jersey in 1983. The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the "Company" or to "Syms" relate to Syms Corp, its subsidiaries and their predecessors.


DESCRIPTION OF BUSINESS

     The Syms chain of 37 apparel stores offers a broad range of "off-price" first quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers. Please refer to Note 1 of the Consolidated Financial Statements for information on segment reporting.

MERCHANDISE

     For the year ended February 26, 2005, net sales were generated by the following categories:

        Men's tailored clothes and  haberdashery......................  53%
        Women's dresses, suits, separates and  accessories............  29%
        Shoes.........................................................   8%
        Children's wear...............................................   7%
        Luggage, domestics and fragrances.............................   3%
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

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 271 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING

     The Company's pricing policy is to affix a ticket to each item displaying Syms' selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 3.3 % of net sales. The Company also offers "dividend " prices consisting of additional price reductions on various types of merchandise.

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

COMPETITION

     The retail apparel business is highly competitive, and the Company accounts for only a small fraction of the total market for men's, women's and children's apparel. The Company's stores compete with discount stores, apparel specialty stores, department stores, manufacturer-owned factory outlet stores and others. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater resources than the Company. Retailers having substantially greater resources than the Company have indicated their intention to enter the "off-price" apparel business, and the "off-price" apparel business itself has become increasingly competitive, especially with respect to the increased use by manufacturers of their own factory outlets and the use of on-line sites by other retailers. At various times of the year, department store chains and specialty shops offer brand-name merchandise at substantial markdowns.

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

     Management of the Company visit stores on a regular basis, among other things, to coordinate with the store managers, the training of employees in loss prevention methods. Each store has on premises security personnel during normal hours and a security system after hours.

EMPLOYEES

     At February 26, 2005, the Company had 1,749 employees, of whom approximately 633 work on a part time basis. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store. The Company has a collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union which expires on May 27, 2006 and covers 134 sales and tailor employees. The Company's collective bargaining agreements with Local 1102 of the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union expire on March 31, 2006 and April 30, 2006, respectively, which together cover sales and tailor employees. The Company believes its relationships with the unions are good. The Company expects to negotiate with the unions to renew these contracts.

CERTIFICATIONS

On July 29, 2004 the Company submitted to the New York Stock Exchange ("NYSE") the certification of its Chief Executive Officer pursuant to Section 303A.12(a) of the NYSE's Listed Company Manual.

ITEM 2.   PROPERTIES

THE STORES

    LOCATION

     At February 26, 2005, the Company had 37 stores, 14 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

                                       LEASED/       SELLING                                            LEASED/       SELLING
    STATE       LOCATION                OWNED         SPACE         STATE       LOCATION                 OWNED         SPACE
    -----       --------                -----         -----         -----       --------                 -----         -----
CONNECTICUT                                                     NEW YORK/NEW JERSEY
                Fairfield               Owned        32,000                     Park Avenue             Leased        45,000
                Hartford               Leased        31,000                     Trinity                  Owned        40,000
                                                                                Westbury                 Owned        72,000
FLORIDA                                                                         Commack                  Owned        36,000
                Fort Lauderdale         Owned        44,000                     Westchester             Leased        50,000
                Miami                   Owned        45,000                     Rochester                Owned        32,000
                West Palm Beach         Owned        36,000                     Buffalo                  Owned        39,000
                Tampa                   Owned        38,000                     Paramus                  Owned        56,000
                Kendall                Leased        32,000                     Woodbridge              Leased        32,000
                                                                                Secaucus                 Owned        29,000
GEORGIA                                                                         Cherry Hill              Owned        40,000
                Norcross                Owned        51,000
                Marietta                Owned        39,000     OHIO
                                                                                Highland Heights        Leased        36,000
ILLINOIS
                Addison                 Owned        47,000     PENNSYLVANIA
                Niles                  Leased        32,000                     King of Prussia          Owned        41,000
                                                                                Monroeville              Owned        31,000
MARYLAND
                Rockville               Owned        61,000     RHODE ISLAND
                Towson                 Leased        41,000                     N. Cranston             Leased        27,000

MASSACHUSETTS                                                   TEXAS
                Norwood                Leased        36,000                     Dallas                   Owned        42,000
                Peabody                Leased        39,000                     Houston                  Owned        34,000
                                                                                Hurst                    Owned        38,000
MICHIGAN
                Southfield              Owned        46,000     VIRGINIA
                Troy                   Leased        37,000                     Falls Church            Leased        39,000

MISSOURI
                St. Louis              Leased        33,000

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

     On September 20, 2004, Syms sold certain real property in Roseland, New Jersey in a commercially zoned area. The Company has also entered into a Contract of Sale with Seitz Group, Inc. on February 3, 2005 to sell certain real property in Dallas, Texas, and the buildings and improvements on such property including the building currently the site of the Company's Dallas store. Syms also owns land and buildings in Northern Ohio at the site of a closed store which the Company has agreed to sell pursuant to an agreement entered into on January 25, 2005. The closings on the Ohio and Dallas properties have not been consummated.

    LEASE TERMS


     Fourteen of the Company's 37 stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:

                                           NUMBER OF           NUMBER OF
               CALENDAR                      LEASES           LEASES WITH         RANGE IN YEARS OF
               PERIODS                     EXPIRING         RENEWAL OPTIONS       OPTION PERIODS (1)
               -------                     ---------        ---------------       ------------------
               2005                           0                    0                      0
               2006                           1                    1                    3-5 years
               2007                           1                    0                      0
               2008                           2                    1                      5 years
               2009                           3                    2                      5 years
               2010 and thereafter            7                    6                      5 years

               (1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

     Store leases provide for a base rental of between approximately $5.06 and $40.79 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. One of the Company's stores provide for rent based on a percentage of sales. Minimum rental payments for Syms' leased stores aggregated $7,587,990 for the year ended February 26, 2005, of which $796,500 was paid to Sy Syms as fixed rent. On December 1, 2002, Syms Corp and Sy Syms signed a lease for the Elmsford store for an annual rent of $796,500 which expires on November 30, 2010.

  STORE OPENINGS/CLOSINGS

     Three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ were closed and no new stores were opened.

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

                                                         HIGH          LOW
                                                         ----          ---
          Quarter ended February 26, 2005               $13.91        $11.85
          Quarter ended November 27, 2004                12.54          9.95
          Quarter ended August 28, 2004                  11.58          7.93
          Quarter ended May 29, 2004                      8.25          7.62

          Quarter ended February 28, 2004               $ 8.08        $ 6.75
          Quarter ended November 29, 2003                 7.12          6.41
          Quarter ended August 30, 2003                   7.06          6.38
          Quarter ended May 31, 2003                      8.17          6.95

HOLDERS

     As of May 20, 2005, there were 112 record holders of the Company's Common Stock.

DIVIDENDS

     The Board of Directors of the Company did not declare dividends in the fiscal years ended February 26, 2005 and February 28, 2004. Payment of dividends is within the discretion of the Company's Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Consolidated Financial Statements regarding covenants in the Company's revolving credit agreement). The Company intends generally to retain earnings, if any, to fund development and growth of its business. On April 7, 2005, the Company's Board of Directors declared a special one-time cash dividend of $1.00 per common share, payable May 12, 2005, to shareholders of record as of April 27, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

------------------ ----------------- ---------------- -------------------------------- -------------------------------
                                                             (C) TOTAL NUMBER
                                                                 OF SHARES
                                                             PURCHASED  AS PART               (D) MAXIMUM NUMBER
                      (A) TOTAL            (B)                  OF PUBLICLY                     OF SHARES THAT
                      NUMBER OF       AVERAGE PRICE            ANNOUNCED PLANS            MAY YET BE PURCHASED UNDER
     PERIOD        SHARES PURCHASED   PAID PER SHARE            OR PROGRAMS               THE PLANS OR PROGRAMS (1)
------------------ ----------------- ---------------- -------------------------------- -------------------------------
NOVEMBER 28,
2004 - JANUARY
1, 2005                  27,500          $12.03                    27,500                         3,013,100

------------------ ----------------- ---------------- -------------------------------- -------------------------------
JANUARY 2, 2005
- JANUARY 29,
2005                     57,400          $12.78                    57,400                         2,955,700

------------------ ----------------- ---------------- -------------------------------- -------------------------------
JANUARY 30, 2005
- FEBRUARY 26,
2005                     15,300          $13.39                    15,300                         2,940,400

------------------ ----------------- ---------------- -------------------------------- -------------------------------
TOTAL                   100,200          $12.67                   100,200                         2,940,400

------------------ ----------------- ---------------- -------------------------------- -------------------------------

(1) On April 22, 2004, the Company's Board of Directors' approved the repurchase by the Company through June 7, 2006 of up to 20% of its outstanding shares of common stock (not to exceed 3,100,000 shares) at prevailing market prices.

         For equity compensation plan information, see Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended February 26, 2005, February 28, 2004, March 1, 2003, March 2, 2002 and March 3, 2001. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.

                                                                 FISCAL YEAR ENDED
                                       ---------------------------------------------------------------------
                                            FEBRUARY 26,  FEBRUARY 28,  MARCH 1,    MARCH 2,     MARCH 3,
                                                2005          2004        2003        2002         2001
                                                ----          ----        ----        ----         ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  INCOME STATEMENT DATA:
  Net sales.........................        $283,567       $275,219    $281,505     $287,744     $342,316

  Net  income (loss)................           2,177         (4,688)     (9,035)      (2,319)      (8,333)
  Net income (loss) per share -
  basic ............................            0.14         (0. 31)      (0.58)       (0.15)       (0.52)
  Net income (loss)  per share -
  diluted ..........................            0.14          (0.31)      (0.58)       (0.15)       (0.52)

  BALANCE SHEET DATA:
  Working capital...................        $ 92,428       $ 76,205    $ 77,342     $ 85,961     $ 86,638
  Total assets......................         253,808        253,738     262,473      276,494      276,867
  Other long term liabilities.......           1,610          1,862       1,891        2,118        2,409
  Shareholders' equity.............          224,596        223,174     230,153      241,457      243,935

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

EXECUTIVE OVERVIEW

     Syms is an off-price retailer which operates a chain of thirty seven apparel stores located throughout the Northeastern and middle Atlantic regions, the Midwest, Southeast and Southwest. Syms stores offer a broad range of first quality, in-season merchandise bearing nationally recognized designer and brand-name labels in men's, women's and children's apparel.

     The Company experienced an improved performance in fiscal 2004 as compared to fiscal 2003. The increase of total store sales of 3.0% (5.3% increase in comparable store sales), lower expenses and lower inventory levels accounts for this improvement in operating performance. In fiscal 2005, we will continue our focus on sales improvement, expense and inventory management which will allow us to maintain our strong cash position and minimize our debt.

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

RESULTS OF OPERATIONS

     The following discussion compares the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003. The fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 were each comprised of 52 weeks.

     FISCAL YEAR ENDED FEBRUARY 26, 2005 (FISCAL 2004) COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2004 (FISCAL 2003)

     Net sales for the fiscal year ended February 26, 2005 were $283,567,000, an increase of $8,348,000 (3.0%) as compared to net sales of $275,219,000 for the fiscal year ended February 28, 2004. The increased sales can be largely attributed to management's focus on providing improved merchandise assortments and an improved retail economic climate. Comparable store sales increased 5.3% for the fiscal year ended February 26, 2005, as compared to fiscal year ended February 28, 2004. In our comparable store computation, we only include stores that have been opened for a period of at least twelve months and stores that were open during both fiscal years. We did not have any relocated stores or expansion in square footage in the fiscal years 2004 and 2003.

     Gross profit for the fiscal year ended February 26, 2005 was $111,882,000, an increase of $4,131,000 (39.5% as a percentage of net sales) as compared to $107,751,000 (39.2% as a percentage of net sales) for the fiscal year ended February 28, 2004. The increase in net sales as noted above accounts for the increase in gross margin dollars in fiscal 2004 as compared to fiscal 2003. The Company's gross margin may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross margin and, instead, include them in other line items, such as selling and general and administrative expenses and occupancy costs.

     Selling, general and administrative (SG&A) expense was $75,156,000 (26.5% as a percentage of net sales) for the fiscal year ended February 26, 2005 as compared to $76,304,000 (27.7% as a percentage of net sales) for the fiscal year ended February 28, 2004. The decline in expenses for fiscal 2004 is largely attributable to the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ.

     Advertising expense for the fiscal year ended February 26, 2005 was $7,666,000 (2.7% as a percentage of net sales) as compared to $8,409,000 (3.1% as a percentage of net sales) for the fiscal year ended February 28, 2004. The reduction in advertising expense is largely attributable to a reduction in TV advertising with a larger emphasis on radio and print media.

     Occupancy costs were $17,117,000 (6.0% as a percentage of net sales) for the fiscal year ended February 26, 2005 as compared to $17,418,000 (6.3% as a percentage of net sales) for the fiscal year ended February 28, 2004. This decline is due primarily to the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ, which was partially offset by an increase in occupancy costs of existing stores.

     Depreciation and amortization expense amounted to $9,574,000 (3.4% as a percentage of net sales) for the fiscal year ended February 26, 2005 as compared to $10,896,000 (4.0% as a percentage of net sales) for the fiscal year ended February 28, 2004. This decline in depreciation expense resulted from some computer  software  assets  becoming  fully  depreciated in fiscal 2004, and the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ.

     In the fiscal year ended February 26, 2005, the Company recorded a gain of $721,000 from the sale of land in Roseland, New Jersey. This gain was offset by a charge of $1,271,000 resulting from the exercise by the Company of its option to purchase the Lawrenceville store and the simultaneous sale of the Lawrenceville store resulting in a net loss on the sales of assets of $550,000. The Lawrenceville store was closed on October 16, 2004. This action was taken by the Company as part of its continued efforts to improve profitability.

     Net income before income taxes was $2,306,000 for the fiscal year ended February 26, 2005 as compared to net loss before tax of $5,433,000 for the fiscal year ended February 28, 2004. This improvement in profit performance is due largely to higher sales and lower expenses in fiscal 2004.

     For the fiscal year ended February 26, 2005 the effective income tax rate was 5.6% as compared to 13.7% for the fiscal year ended February 28, 2004. Included in the 52 weeks ended February 26, 2005 was a tax refund from the State of Maryland for approximately $1,400,000.

     FISCAL YEAR ENDED FEBRUARY 28, 2004 (FISCAL 2003) COMPARED TO FISCAL YEAR ENDED MARCH 1, 2003 (FISCAL 2002)

     Net sales for the fiscal year ended February 28, 2004 were $275,219,000, a decrease of $6,286,000 (2.2%) as compared to net sales of $281,505,000 for the fiscal year ended March 1, 2003. The decline in sales for fiscal 2003 is largely attributable to the two closed stores amounting to approximately $4,344,000, located in Chicago, IL and Pittsburgh, PA. In our comparable store computation, we only include stores that have been opened for a period of at least twelve months and stores that were open during both fiscal years. We did not have any relocated stores or expansion in square footage in the fiscal years 2003 and 2002. Comparable store sales decreased 0.8% for the fiscal year ended February 28, 2004, as compared to the fiscal year ended March 1, 2003.

     Gross profit for the fiscal year ended February 28, 2004 was $107,751,000, a decrease of $717,000 (39.2% as a percentage of net sales) as compared to $108,468,000 (38.5% as a percentage of net sales) for the fiscal year ended March 1, 2003. Although the gross profit percentage of net sales improved in fiscal 2003 due to lower markdowns, the decline in net sales, as noted above, accounts for the shortfall in gross profit dollars. The Company's gross margin may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross margin and, instead, include them in other line items, such as selling and general and administrative expenses and occupancy costs.

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

     Advertising expense for the fiscal year ended February 28, 2004 was $8,409,000 (3.1% as a percentage of net sales) as compared to $10,126,000 (3.6% as a percentage of net sales) for the fiscal year ended March 1, 2003. The decrease in advertising expense is largely attributable to the cancellation of certain print media advertising in the fourth quarter of fiscal 2004.

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

LIQUIDITY AND CAPITAL RESOURCES


     Working capital at February 26, 2005 was $92,428,000, an increase of $16,223,000 from February 28, 2004, and the ratio of current assets to current liabilities was 4.35 to 1 as compared to 3.66 to 1 at February 28, 2004. The Company's return to profitability and its improved cash position contributed to the increase in working capital.


     Net cash provided by operating activities totaled $12,498,000 for fiscal 2004 as compared to $6,106,000 for fiscal 2003.

     Net cash provided by investing activities was $490,000 for fiscal 2004 as compared to $2,326,000 net cash used in investing activities for fiscal 2003. Purchases of property and equipment totaled $2,704,000 and $2,392,000 for fiscal years 2004 and 2003, respectively.

     Net cash used in financing activities was $1,064,000 for the fiscal year ended February 26, 2005 as compared to $2,291,000 for the fiscal year ended February 28, 2004. This amount represents the purchase of the Company's stock in fiscal years 2004 and 2003 which was offset by the exercise of stock options.

     On November 5, 2003, the Company entered into a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This agreement has been extended through May 1, 2008 under similar terms and conditions and the line of credit has been increased from $20,000,000 to $30,000,000. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. For the fiscal years ended February 26, 2005 and February 28, 2004, there were no borrowings under the revolving credit agreement. At February 26, 2005 and February 28, 2004, the Company had $744,517 and $2,597,266, respectively, in outstanding letters of credit under the revolving credit agreement.

     In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. The Company is not utilizing this facility.

     The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 25, 2006.

     The Company's Board of Directors had authorized the repurchase of up to 20% of its outstanding shares of Common Stock at prevailing market prices through June 7, 2006. During the year ended February 26, 2005, the Company purchased 175,700 shares which represented 1.2% of its outstanding shares at a total cost of $2,020,000.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year 2005.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     To  facilitate  an  understanding   of  our  contractual   obligations  and
commercial commitments, the following data is provided:

                                                                    PAYMENTS DUE BY PERIOD
                                    -----------------------------------------------------------------------------
                                                      Less than                                     More than
                                        Total          1 year        1-3 years       3-5 years       5 years
                                    -----------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS
  Employment Agreements             $  1,750,000    $    400,000   $     900,000   $     450,000  $          --
  Operating Leases                    41,790,269       7,413,147      14,412,754      12,092,606      7,871,762
                                    -----------------------------------------------------------------------------
  Total Contractual Cash
  Obligations                       $ 43,540,269    $  7,813,147   $  15,312,754   $  12,542,606  $   7,871,762
                                    =============================================================================

                                                              AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                        --------------------------------------------------------------------
  (in thousands of dollars)              Total Amounts      Within                                After 5
                                           Committed        1 year      2-3 years    4-5 years     Years
                                        --------------------------------------------------------------------
  OTHER COMMERCIAL COMMITMENTS
  Lines of Credit                       $         --      $       --           --           --           --
  Letters of Credit                          744,517         744,517
                                        --------------------------------------------------------------------

  Total Commercial Commitments          $    744,517      $  744,517           --           --           --
                                        ====================================================================

     We took into account the material nature of employment agreements, operating agreements and lines of credit for merchandise in determining whether to include these items in contractual obligations and commercial commitments.

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

ITEM 9B.  OTHER INFORMATION

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of the Company are as follows :

         NAME                                     AGE             TITLE
         ----                                     ---             -----

         Sy Syms (1) (2) (4)   .................. 79     Chairman of the Board and
                                                         Director of the Company

         Marcy Syms (1) (2) (4) ................. 54     Chief Executive Officer / President
                                                         and Director of the Company

         Antone F. Moreira  ..................... 68     Vice President, Chief Financial Officer, Treasurer,
                                                         Assistant Secretary and Director of the Company

         Harvey A. Weinberg (3) (5) ............. 67     Director of the Company

         Amber Brookman  (3) (5)................. 63     Director of the Company

         Wilbur L. Ross, Jr (3) (5).............. 67     Director of the Company

         Ronald Zindman.......................... 55     Executive Vice President - General Merchandise Manager

         Allen Brailsford........................ 61     Executive Vice President - Operations

         Myra Butensky........................... 46     Vice President - Divisional Merchandise
                                                         Manager Men's Tailored Clothing

         James Donato............................ 49     Vice President - Operations

         Elyse Marks............................. 52     Vice President - MIS

         John Tyzbir............................. 51     Vice President - Human Resources

(1)  Member of the Executive Committee of the Company.
(2)  Sy Syms is the father of Marcy Syms.
(3)  Member of the Stock Option Committee of the Company.
(4)  Member of the Compensation Committee of the Company.
(5)  Member of the Audit Committee of the Company.

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

     AMBER M. BROOKMAN has been President and Chief Executive Officer of Brookwood Companies for the past fourteen years. Brookwood Companies is a textile and apparel company. Ms. Brookman manages the activities of five divisions of Brookwood, as well as its wholly owned subsidiaries Brookwood Laminating, Kenyon Industries, Inc., Xtra Mile and Solutions 4. Ms. Brookman has been a Director of the Company since July 2004.

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

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 10 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth equity compensation plan information as of February 26, 2005:

-------------------------- ----------------------------------------------------------------------
                                           EQUITY COMPENSATION PLAN INFORMATION
-------------------------- ----------------------------------------------------------------------
                                                                          Number of securities
                                                                          remaining available
                           Number of securities                           for future issuance
                               to be issued        Weighted-average           under equity
                             upon exercise of      exercise price of       compensation plans
                           outstanding options,   outstanding options    (excluding securities
Plan category              warrants and rights    warrants and rights   reflected in column (a))
-------------              -------------------    -------------------   ------------------------
                                   (a)                    (b)                     (c)
-------------------------- --------------------- ---------------------- -------------------------
Equity compensation
plans approved by
security holders.........         711,375                 $7.49                  342,335
-------------------------- --------------------- ---------------------- -------------------------
Equity compensation
plans  not   approved  by
security holders..........          N/A                    N/A                     N/A
-------------------------- --------------------- ---------------------- -------------------------
Total.....................        711,375                 $7.49                  342,335
-------------------------- --------------------- ---------------------- -------------------------

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 12 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after February 26, 2005, the end of the fiscal year covered by this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 14 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                      PAGE NUMBER
 (a) (1) Financial Statements:

         Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP.........  F-1
         Report of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP...  F-2
         Consolidated Balance Sheets.......................................................  F-3
         Consolidated Statements of Operations.............................................  F-4
         Consolidated Statements of Shareholders' Equity...................................  F-5
         Consolidated Statements of Cash Flows.............................................  F-6
         Notes to Consolidated Financial Statements........................................  F-7

(a)(2) List of Financial Statement Schedules:

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

10.41+ Amendment to the Amended and Restated Incentive Stock Option and Appreciation (10-Q Report for quarter ended November 25, 2000)

10.46 Agreement and Plan of Reorganization, dated as of May 1, 2002, between Stanley Blacker, Inc. and Syms Corp

10.48+ Amendment to Syms Corp Amended and Restated Incentive Stock Option and Appreciation Plan (10-Q Report for fiscal quarter ended August 30,
         2003)

10.49 Seventh Amendment to Revolving Credit Agreement and Second Amendment to Promissory Note, dated as of July 23, 2003, between Syms Corp and Fleet National Bank (10-Q Report for fiscal quarter ended August 30, 2003)

10.50 Loan Agreement, dated as of November 5, 2003, between Syms Corp and Israel Discount Bank of New York (10-Q Report for fiscal quarter ended November 29, 2003)

10.51 First Amendment to Loan Agreement, dated April 7, 2005, between Syms Corp and Israel Discount Bank of New York (current report on Form 8-K dated April 8, 2005.)

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

                                       Date: May 23, 2005

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

SIGNATURE                                        TITLE                                       DATE
---------                                        -----                                       ----

/s/ SY SYMS                                 Chairman of the Board                            May 23, 2005
-------------------------------             and Director
Sy Syms


/s/ MARCY SYMS                              Chief Executive Officer/President                May 23, 2005
-------------------------------             and Director
Marcy Syms                                  (Principal executive officer)



/s/ ANTONE F. MOREIRA                       Vice President, Chief Financial Officer,         May 23, 2005
-------------------------------             Assistant Secretary and Director
Antone F. Moreira                           (Principal financial and accounting officer)



/s/ HARVEY A. WEINBERG                      Director                                         May 23, 2005
-------------------------------
Harvey A. Weinberg

/s/ AMBER M. BROOKMAN                       Director                                         May 23, 2005
-------------------------------
Amber M. Brookman


/s/ WILBUR L. ROSS, JR.                     Director                                         May 23, 2005
-------------------------------
Wilbur L. Ross, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and the Shareholders
Syms Corporation
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp as of February 26, 2005 and February 28, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended February 26, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syms Corp at February 26, 2005 and February 28, 2004, and the results of its operations and its cash flows for each of the two years in the period ended February 26, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
New York, New York
April 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for year ended March 1, 2003 of Syms Corp and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended March 1, 2003 of Syms Corp and Subsidiaries, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey


April 24, 2003

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                   FEBRUARY 26,    FEBRUARY 28,
                                                                      2005            2004
                                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                      $  31,669    $  19,745
      Receivables                                                        3,475        3,804
      Merchandise inventories                                           66,124       69,226
      Deferred income taxes                                              6,382        3,627
      Assets held for sale                                               6,878        4,495
      Prepaid expenses and other current assets                          5,502        4,010
                                                                     ---------    ---------
                          Total current assets                         120,030      104,907


PROPERTY AND EQUIPMENT - NET                                           110,614      123,757

DEFERRED INCOME TAXES                                                    7,212       11,094

OTHER ASSETS                                                            15,952       13,980
                                                                     ---------    ---------


TOTAL ASSETS                                                         $ 253,808    $ 253,738
                                                                     =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                               $  16,114    $  16,154
      Accrued expenses                                                   7,535        7,714
      Accrued insurance                                                    570        1,264
      Obligation to customers                                            3,383        3,570
                                                                     ---------    ---------
                          Total current                                 27,602       28,702
liabilities


OTHER LONG TERM LIABILITIES                                              1,610        1,862

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock, par value $100 per share - authorized 1,000
      shares; none outstanding                                              --           --
      Common stock, par value $0.05 per share - authorized 30,000 shares;
      15,087 shares outstanding as of February 26, 2005 (net 3,055 treasury shares) and 15,092 shares outstanding as of
      February 28, 2004 (net of 2,879 treasury shares)                     763          755
      Additional paid-in capital                                        15,496       14,239
      Treasury stock                                                   (26,013)     (23,993)
      Retained earnings                                                234,350      232,173
                                                                     ---------    ---------

                         Total shareholders' equity                    224,596      223,174
                                                                     ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 253,808    $ 253,738
                                                                     =========    =========

           See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FISCAL YEAR ENDED
                                              --------------------------------------
                                               FEBRUARY 26, FEBRUARY 28,    MARCH 1,
                                                  2005         2004           2003
                                                  ----         ----           -----
NET SALES                                       $ 283,567    $ 275,219    $ 281,505
Cost of goods sold                                171,685      167,468      173,037
                                                ---------    ---------    ---------
Gross profit                                      111,882      107,751      108,468

EXPENSES
Selling, general and administrative                75,156       76,304       76,998
Advertising                                         7,666        8,409       10,126
Occupancy                                          17,117       17,418       17,702
Depreciation and amortization                       9,574       10,896       10,908
Loss on sale of assets                                550           --           --
Other income                                          (55)        (368)      (1,298)
Special charges                                        --          500        8,000
                                                ---------    ---------    ---------

Income (loss) from operations                       1,874       (5,408)     (13,968)
Interest expense (income) net                        (432)          25         (128)
                                                ---------    ---------    ---------
Income (loss) before income taxes                   2,306       (5,433)     (13,840)
Provision (benefit) for income taxes                  129         (745)      (4,805)
                                                ---------    ---------    ---------

NET INCOME (LOSS)                               $   2,177    $  (4,688)   $  (9,035)
                                                =========    =========    =========

Net Income (loss) Per Share - basic             $    0.14    $   (0.31)   $   (0.58)
                                                =========    =========    =========

Weighted Average Shares Outstanding - basic        15,139       15,285       15,661
                                                =========    =========    =========

Net Income (loss) Per Share - diluted           $    0.14    $   (0.31)   $   (0.58)
                                                =========    =========    =========

Weighted Average Shares Outstanding - diluted      15,340       15,285       15,661
                                                =========    =========    =========


See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
(IN THOUSANDS)

                                                       ADDITIONAL
                                   COMMON STOCK         PAID-IN     TREASURY     RETAINED
                               SHARES       AMOUNT      CAPITAL      STOCK       EARNINGS      TOTAL
                              --------     --------     --------    --------     --------     --------
BALANCE AS OF
     MARCH 2, 2002              15,737     $    787     $ 13,760    $(18,987)    $245,897     $241,457

Exercise of stock options           15            1           85          --           --           86

Issuance of stock for
Stanley Blacker acquisition         44            2          248          --           --          250

 Stock buyback                    (361)         (18)          --      (2,586)          --       (2,604)

 Net loss                           --           --           --          --       (9,035)      (9,035)
                              --------     --------     --------    --------     --------     --------

BALANCE AS OF
     MARCH 1, 2003              15,435          772       14,093     (21,573)     236,861      230,153

Exercise of options                 23            1          146           0            0          147

Stock buyback                     (366)         (18)          --      (2,420)          --       (2,438)

Net loss                            --           --           --          --       (4,688)      (4,688)
                              --------     --------     --------    --------     --------     --------

BALANCE AS OF
    FEBRUARY 26, 2004           15,092          755       14,239     (23,993)     232,173      223,174

Exercise of options                170            8          948          --           --          956

Tax benefit derived from
exercise of options                 --           --          309          --           --          309

Stock buyback                     (175)          --           --      (2,020)          --       (2,020)

Net profit                          --           --           --          --        2,177        2,177

BALANCE AS OF
                              --------     --------     --------    --------     --------     --------
    FEBRUARY 26, 2005           15,087     $    763     $ 15,496    $(26,013)    $234,350     $224,596
                              ========     ========     ========    ========     ========     ========


See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(IN THOUSANDS)

                                                                               FISCAL YEAR ENDED
                                                                     --------------------------------------
                                                                      FEBRUARY 26, FEBRUARY 28,  MARCH 1,
                                                                         2005         2004         2003
                                                                         ----         ----         -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  2,177    $ (4,688)   $ (9,035)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                                             9,574      10,896      10,908
Deferred income taxes                                                     1,430      (1,181)     (2,634)
Loss on sale of property and equipment                                      696         394          --
Fixed asset impairment                                                       --          --       3,933
(Increase) decrease in operating assets:
   Receivables                                                              329      (2,346)        652
   Merchandise inventories                                                3,102       8,925       8,659
   Prepaid expenses and other current assets                             (1,492)     (1,753)       (915)
   Other assets                                                          (1,972)     (5,891)     (1,726)
Increase (decrease) in operating liabilities:
  Accounts payable                                                          (40)      3,515      (5,260)
  Accrued expenses                                                         (867)     (5,460)      2,449
  Obligations to customers                                                 (187)        218         289
  Other long term liabilities                                              (252)        (29)       (227)
                                                                       --------    --------    --------
          Net cash provided by operating activities                      12,498       6,106       7,093
                                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Stanley Blacker, Inc.                                         --          --      (1,905)
Purchase of property and equipment                                       (2,704)     (2,392)     (3,116)
Proceeds from sale of property and equipment                              3,194          66          --
                                                                       --------    --------    --------
          Net cash provided by (used in) investing activities               490      (2,326)     (5,021)
                                                                       --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                                              (2,020)     (2,438)     (2,604)
Exercise of options                                                         956         147          86
                                                                       --------    --------    --------
          Net cash used in financing activities                          (1,064)     (2,291)     (2,518)
                                                                       --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     11,924       1,489        (446)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           19,745      18,256      18,702
                                                                       --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 31,669    $ 19,745    $ 18,256
                                                                       ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                            $    170    $    272    $    374
                                                                       ========    ========    ========
   Income taxes paid, net of refunds                                   $ (1,387)   $  4,267    $     --
                                                                       ========    ========    ========
   Stanley Blacker, Inc. acquisition financed through stock issuance   $     --    $     --    $    250
                                                                       ========    ========    ========


See Notes to Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED FEBRUARY 26, 2005, FEBRUARY 28, 2004 AND MARCH 1, 2003
-------------------------------------------------------------------------

NOTE 1     -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPAL BUSINESS - Syms Corp and subsidiaries (the "Company") operate a chain of 37 "off-price" retail stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. ACCOUNTING PERIOD - The fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 were comprised of 52 weeks.

d. CASH AND CASH EQUIVALENTS- Cash and cash equivalents include securities with original maturities of three months or less.

e.    RECEIVABLES - Receivables represent third party credit card receivables.

f. MERCHANDISE INVENTORIES - Merchandise inventories are stated at the lower of cost or market on a first-in first- out (FIFO) basis, as determined by the retail inventory method.

g.    PROPERTY  AND  EQUIPMENT  -  Property  and  equipment  are stated at cost.
      Depreciation   and   amortization   are  principally   determined  by  the
      straight-line method over the following estimated useful lives:

           Buildings and improvements         15 - 39 years
           Machinery and equipment            4 - 7 years
           Furniture and fixtures             7-10 years
           Leasehold improvements             Lesser of life of the asset
                                              or life of lease

      The Company's policy is to amortize leasehold improvements over the original lease term and not include any renewal terms.

h. IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management's strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets.

i. INCOME TAXES - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end.

j. OBLIGATION TO CUSTOMERS - Obligations to customers represent credits issued for returned merchandise as well as gift certificates. When the Company sells a gift certificate to a customer, it is recorded as a liability in the period it occurred. When the customer redeems the gift certificate for the purchase of merchandise, a sale is recorded and the liability reduced.

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

l. REVENUE RECOGNITION - The Company recognizes revenue at the "point of sale". Allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded.

m. COMPREHENSIVE INCOME - Comprehensive income is equivalent to the Company's net income for fiscal years 2004, 2003 and 2002.

n. SEGMENT REPORTING - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment - the operation of retail off-price stores. Revenues from external customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three fiscal years was as follows:

                                                        FISCAL YEAR
                                                    ------------------
                                                    2004   2003   2002
                                                    ----   ----   ----

Men's tailored clothes and haberdashery              53%    52%    52%
Women's dresses, suits, separates and accessories    29%    30%    30%
Shoes                                                 8%     8%     7%
Children's wear                                       7%     7%     8%
Luggage, domestics and fragrances                     3%     3%     3%
                                                    ---    ---    ---
                                                    100%   100%   100%

      The Company does not rely on any major customers as a source of revenue.

o. COMPUTER SOFTWARE COSTS - The Company capitalizes the cost of software developed or purchased for internal use.

p. OTHER ASSETS - Other assets include $15,266,000 and $13,521,000 of cash surrender value of officer's life insurance, and $686,000 and $459,000 of other miscellaneous assets such as security deposits, step rent receivables and deferred lease acquisition costs at February 26, 2005 and February 28, 2004, respectively.

q. Advertising Costs - Advertising and sales promotion costs are expensed at the time the advertising occurs. Advertising and sales promotion costs were $7,666,000, $8,409,000 and $10,126,000 in 2004, 2003 and 2002,
      respectively. The Company does not receive any allowances and credits from vendors in connection with the purchase or promotion of the vendor's product, such as, co-operative advertising and other considerations.

r. Reclassifications - Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 presentation.

s. ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company complies with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

      Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of the Financial Accounting Standards Board ("FASB") Statement No. 123" is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2004, 2003 and 2002. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                             2004       2003       2002
                                                             ----       ----       ----
Net income (loss) as reported                               $ 2,177   ($4,688)   ($9,035)

  Less stock option expense using fair value method               0   ($  484)   ($  181)
                                                            -------   -------    -------

Pro forma net income (loss)                                 $ 2,177   ($5,172)   ($9,216)
                                                            =======   =======    =======

Net income (loss) per share basic and diluted as reported   $   .14   ($  .31)   ($  .58)

Net income (loss) per share basic and diluted pro forma     $   .14   ($  .34)   ($  .59)


      The Black-Scholes calculation for fiscal 2003 resulted in an expense attribution of $484,000. There were 888,000 option shares outstanding and exercisable at a weighted average exercise price of $7.13. The assumptions used in the Black-Scholes calculation were interest rates of 4.75% and 6.47% for the years 1998 and 1999, respectively. No options have been granted by the Company since 1999. Stock volatility was .31 and .35 for 1998 and 1999, respectively.

      This pro forma information may not be representative of the amounts to expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

t. The Company's gross margin may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross margin and, instead, include them in other line items, such as selling and general and administrative expenses and occupancy costs.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supercedes APB 25, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement this statement in our first quarter of 2006.

        In December 2004, the FASB issued SFAS 151, "Inventory Costs," which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

        In November 2004, the FASB issued Emerging Issues Task Force ("EITF") 03-13, "Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." This guidance is applied to a component of an enterprise that is either disposed of or classified as "held for sale" in fiscal periods after December 15, 2004. The application of this guidance was adopted in December 2004, as permitted, and had no material effect on our financial position or results of operations.

NOTE 2     -      PROPERTY AND EQUIPMENT

Property and equipment consists of:
                                                FEBRUARY 26,  FEBRUARY 28,
                                                    2005         2004
                                                    ----         ----
                                                     (IN THOUSANDS)

Land                                             $ 40,279     $ 40,360
Buildings and building improvements               116,251      120,889
Leasehold and leasehold improvements               30,139       34,820
Machinery and equipment                            33,525       33,146
Furniture and fixtures                             20,943       22,044
Construction in progress                              249        2,521
                                                 --------     --------

                                                  241,386      253,780

Less accumulated depreciation and amortization    130,772      130,023
                                                 --------     --------
                                                 $110,614     $123,757
                                                 ========     ========

Included in assets held for sale is property that the Company intends to sell (property located in Dallas, Texas and North Randall, Ohio). The Company presently has contracts to sell both properties at amounts in excess of its carrying value. Such assets have carrying value of approximately $6,878,000 as of February 26, 2005. It is the Company's policy to write off leasehold improvement assets to the original lease term and does not include any renewal periods.

NOTE 3     -  INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                    FISCAL YEAR ENDED
                -----------------------------------------------------------
                 FEBRUARY 26,             FEBRUARY 28,             MARCH 1,
                    2005                     2004                    2003
                    ----                     ----                    ----
                                         (in thousands)
Current:
    Federal       $    --                  $    --                 $    --
    State          (1,301)                     436                     429
                  -------                  -------                 -------
                   (1,301)                     436                     429
                  -------                  -------                 -------

Current:
    Federal       $ 1,279                  $  (279)                $(4,081)
    State             151                     (902)                 (1,154)
                  -------                  -------                 -------
                    1,430                   (1,181)                 (5,233)
                  -------                  -------                 -------
                  $   129                  $  (745)                $(4,805)
                  =======                  =======                 =======


Included in the fiscal 2004 state provision is a tax refund in the amount of $1,400,000 from the State of Maryland. This refund was received as part of a tax amnesty plan for taxes paid under a settlement agreement related to prior years.

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:


                                                  FISCAL YEAR ENDED
                                   ---------------------------------------------
                                    FEBRUARY 26,     FEBRUARY 28,      MARCH 1,
                                       2005             2004             2003
                                       ----             ----             ----
Statutory Federal income tax rate        35.0%          (35.0%)         (35.0%)
State taxes                             (32.4%)          (5.6%)          (5.3%)
Officers' life insurance                 22.2%            9.3%            5.5%
Expiration of net operating loss           --           (12.0%)            --
Release of valuation allowance          (21.7%)          27.6%             --
Other                                    (2.5%)           2.0%            0.1%
                                        -----           -----           -----
Effective income tax rate                 5.6%          (13.7%)         (34.7%)
                                        =====           =====           =====

      The composition of the Company's deferred tax assets and liabilities is as follows:

                                                                                FISCAL YEAR ENDED
                                                                       -------------------------------------
                                                                       FEBRUARY 26,             FEBRUARY 28,
                                                                          2005                     2004
                                                                          ----                     ----
                                                                      (IN THOUSANDS)          (IN THOUSANDS)
Deferred tax assets:
     Capitalization of inventory costs                                  $  1,199               $  1,156
     Accounts receivable                                                     240                    151
     Reserves not currently deductible for tax purposes                    2,068                  3,196
     Net operating losses                                                  7,845                  8,524
     Depreciation                                                          2,687                  2,525
     Step Rent                                                               522                    632
     Other                                                                    33                     36
                                                                        --------               --------
     Deferred tax assets before valuation allowance                       14,594                 16,220
     Valuation allowance                                                  (1,000)                (1,500)
                                                                        --------               --------
     Net deferred  tax assets                                           $ 13,594               $ 14,720
                                                                        ========               ========

     Current deferred tax asset                                         $  6,382               $  3,627
     Long term deferred tax asset                                          7,212                 11,094
                                                                        --------               --------
     Total                                                              $ 13,594               $ 14,720
                                                                        ========               ========

At February 26, 2005, the Company had federal and state net operating loss carry forwards of $15,448,021 and $56,659,655, respectively. The Company maintains a valuation allowance of approximately $1,000,000 with regard to a net operating loss carry forward which expires within the next year. The valuation allowance relates in part to additional net operating loss carry forwards identified in 2003 relating to the Stanley Blacker acquisition. The federal net operating losses expire in years through 2024. The state net operating losses will begin to expire in 2006.

Based on management's assessment it is more likely than not that deferred tax assets will be realized by future taxable income or tax planning strategies.

NOTE 4     -      BANK CREDIT FACILITIES

On November 5, 2003, the Company entered into a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This agreement has been extended through May 1, 2008 under similar terms and conditions except that the line of credit has been increased from $20,000,000 to $30,000,000. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of February 26, 2005. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. For the fiscal years ended February 26, 2005 and February 28, 2004, there were no borrowings under the revolving credit agreement. At February 26, 2005 and February 28, 2004, the Company had $744,517 and $2,597,266, respectively, in outstanding letters of credit under the Revolving Credit Agreement. The outstanding letters of credit for the fiscal years ended February 26, 2005 and February 28, 2004 are part of the unsecured $20,000,000 line of credit.

Total interest charges incurred for the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 were $154,000, $206,000 and $237,000, respectively. There was no capitalized interest for fiscal years 2004, 2003 and 2002.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. The Company is not currently using this facility.

NOTE 5    -    STORE CLOSING COSTS

In fiscal 2002 a store closing reserve was established for the closing of the Chicago store in the amount of $8,000,000. This action was taken by the Company to cut losses being incurred at the store because of ongoing construction, at or near the premises, expected to continue for several years, rendered the store "unusable" for a retailer. The Company had a potential rent liability of $11,282,000 for the remainder of the nine year lease term and the landlord had commenced an action relating to rents liability which the Company was defending. In fiscal 2002, $4,000,000 of this $8,000,000 reserve was used to write off assets of this store, the remaining $4,000,000 was for the settlement with the landlord resulting in the Company recording an additional $500,000 in closing costs, which were charged to fourth quarter of fiscal 2003 (which ended on February 28, 2004) resulting in a provision of $4,500,000. In February 2004, the Company paid the landlord $2,250,000 and in August 2004 the Company paid the landlord $2,250,000, reducing this balance to zero. In our analysis, the closing of this store was not material in accordance with SFAS 144 to disclose as a discontinued operation. In addition, in fiscal 2004, the Company closed three stores which are located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ. The closing of these stores was not material in accordance with SFAS 144 to disclose as discontinued operations.

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

The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at February 26, 2005 and February 28, 2004 due to the short-term maturities of these instruments.

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

     All plan assets are managed by outside investment managers. Asset allocations are reviewed on a regular basis by the investment management company. Equity securities are primarily S&P 500 which make up 55% of plan assets. Fixed securities make up the remaining 45% and are made up of the Lehman Aggregate and Merrill Lynch 1-3 year Government Corp.


The Company uses a December 31 measurement date.

The following information on the Company's pension plan is provided:

                                                      FEBRUARY 26,  FEBRUARY 28,
                                                          2005          2004
                                                        --------       -------
                                                            (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
     Net benefit obligation at beginning of year        $  9,177       $ 7,842
     Service cost                                            672           642
     Interest cost                                           554           494
     Actuarial loss                                          130           506
     Gross benefits paid                                    (276)         (307)
                                                        --------       -------
     Net benefit obligation at end of year              $ 10,257       $ 9,177
                                                        ========       =======

CHANGE IN PLAN ASSETS:

     Fair value of plan assets at beginning of year     $  6,462       $ 5,224
     Employer contributions                                  616           542
     Gross benefits paid                                    (276)         (307)
     Actual return on plan assets                            601         1,003
                                                        --------       -------
     Fair value of plan assets at end of year           $  7,403       $ 6,462
                                                        ========       =======

     Funded status at end of year                       $ (2,853)      $(2,714)
     Unrecognized net actuarial loss                       1,836         1,789
     Unrecognized transition amount                           --            --
                                                        --------       -------
     Accrued benefit costs                              $ (1,017)      $  (925)
                                                        ========       =======

Pension expenses includes the following components:

                                                    FISCAL YEAR ENDED
                                        FEBRUARY 26,   FEBRUARY 28,    MARCH 1,
                                            2005           2004          2003
                                          -------        -------       -------
                                                     (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT
COST:
Service cost                              $   672        $   642       $   604
Interest cost                                 554            494           470
Return on assets                             (601)        (1,003)          464
Amortization of (gain) loss                    82            637          (939)
                                          -------        -------       -------
Net periodic benefit cost                 $   707        $   770       $   599
                                          =======        =======       =======

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate                                   6%             6%         6.75%
Rate of compensation increase                 4.5%           4.5%         4.50%

The expected long-term rate of return on plan assets was 8.5% for all years.

     As of December 31, 2004, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are as follows:

               2005              $    344
               2006                   364
               2007                   398
               2008                   432
               2009                   475
               2010-2014         $  2,922

     The asset allocation for the Company's primary pension plans at the end of 2004 and 2003 and the target allocation of 2005, by asset category, are as follows:

                          Range of Target    % of Plan Assets   % of Plan Assets
    Asset Category        Asset Allocation         2004               2003
    --------------        ----------------   ----------------   ----------------

Equity Securities               50%                 55%                53%
Fixed Income Securities         50%                 45%                47%
                                                   ----               ----
TOTAL                                              100%               100%


b. PROFIT-SHARING AND 401(K) PLAN - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company has not made any matching contributions to this plan during the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003.

NOTE 8     -      COMMITMENTS

A. LEASES - The Company has various operating leases for its retail stores, with terms expiring between 2006 and 2015. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.


Future minimum lease payments at February 26, 2005 are as follows:

                                                OPERATING
                                                 LEASES
                                              -------------

2005                                          $  7,413,147
2006                                             7,266,746
2007                                             7,146,008
2008                                             6,498,092
2009                                             5,594,514
2010 and thereafter                              7,871,762
                                              ------------
Total minimum payments                        $ 41,790,269
                                              ============

Rent expense for operating leases are as follows:

                                                FISCAL YEAR ENDED
                              -------------------------------------------------
                              FEBRUARY 26,         FEBRUARY 28,        MARCH 1,
                                  2005                2004               2003
                                  ----                ----               ----
                                                 (IN THOUSANDS)
Minimum rentals due             $ 7,841             $ 8,095            $ 8,656
Escalation rentals accrued         (253)                (31)                67
Contingent rentals                   --                  --                  9
Sublease rentals                   (240)               (228)              (228)
                                -------             -------            -------

                                $ 7,348             $ 7,836            $ 8,504
                                =======             =======            =======


B. EMPLOYMENT AGREEMENT - The Company has an employment agreement with its General Merchandising Manager, expiring 2009, pursuant to which the current annual compensation is approximately $400,000. In addition, this employee is entitled to additional compensation upon occurrence of certain events.

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

d. GUARANTEES - The Company does not have any guarantees as of February 26, 2005.

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

On April 7, 2005, the Board of Directors of the Company approved, subject to shareholder approval, the 2005 Stock Option Plan. The Plan provides for the issuance of 850,000 shares of common stock.


Stock option transactions are summarized below:

                                                                    FISCAL YEAR ENDED
                                         ------------------------------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         ------------------------------------------------------------------------------

                                            FEBRUARY 26, 2005           FEBRUARY 28, 2004            MARCH 1, 2003
                                          ---------------------       --------------------      -----------------------
                                                       WEIGHTED                   WEIGHTED                    WEIGHTED
                                          FISCAL        AVERAGE        FISCAL      AVERAGE       FISCAL        AVERAGE
                                           2004        EXERCISE         2003      EXERCISE        2002        EXERCISE
FIXED OPTIONS                             SHARES         PRICE         SHARES       PRICE        SHARES         PRICE
                                          -------     ----------      -------     --------       ------       ---------
Outstanding
     beginning of year                     888         $   7.13        991         $   7.21      1,060         $   7.24
     Granted                                --               --         --               --         --               --
     Exercised                            (170)            5.63        (23)            5.63        (15)            5.63
     Cancelled                              (7)            5.63        (80)            8.58        (54)            8.07
------------------------------------------------------------------------------------------------------------------------
Outstanding, end of period                 711         $   7.49        888         $   7.13        991         $   7.21
========================================================================================================================

Options exerciseable at year end           711         $   7.49        888         $   7.13        868         $   7.44


The following table summarizes information about stock options outstanding at February 26, 2005:

                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
   -------------------------------------------------------------------  ----------------------
                                                  WEIGHTED-AVERAGE
                              NUMBER               REMAINING NUMBER
       RANGE OF            OUTSTANDING AT            CONTRACTUAL           EXERCISABLE AT
    EXERCISE PRICES       FEBRUARY 26, 2005          LIFE (YEARS)         FEBRUARY 26, 2005
   -------------------------------------------------------------------  ----------------------
         5.625                398,875                    4.7                  398,875

         8.00                  87,500                    1.6                   87,500

         9.875                 25,000                    2.2                   25,000
        10.6875               200,000                    3.6                  200,000
                              -------                                         -------
                              711,375                                         711,375

NOTE 11    -    NET INCOME PER SHARE

In accordance with SFAS 128, basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options, if they are dilutive.

Net income (loss) per share have been computed as follows:

                                                               FISCAL 2004        FISCAL 2003      FISCAL 2002
                                                               -----------        -----------      -----------
                                                                                 (IN THOUSANDS)
        BASIC AND DILUTED NET LOSS PER SHARE:
        Net income (loss)                                       $ 2,177            ($ 4,688)         ($9,035)
        Average shares outstanding - basic                       15,139              15,285           15,661

        Net income (loss) per share - basic                     $  0.14              ($0.31)          ($0.58)

        Average shares outstanding - diluted                     15,340             $15,285         $ 15,661

        Net income (loss) per share - diluted                   $  0.14              ($0.31)          ($0.58)


Options to purchase 711,000, 888,000 and 991,000 shares of common stock at prices ranging from $5.625 to $10.6875 per share were outstanding in fiscal years 2004, 2003 and 2002, respectively. Options to purchase 888,000 and 991,000 shares of common stock were not included in the computation of diluted net loss per share because the exercise price of the options exceeded the average market price and would have been antidilutive for 2003 and 2002. Included in the calculation of diluted earnings per share for 2004 are 201,000 options to purchase common stock.

NOTE 12   -       RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the expenses relating to a real estate lease with Sy Syms, Chairman of the Board of the Company, for the Elmsford, New York store. During fiscal years 2004, 2003 and 2002, the Company paid to Sy Syms $796,500, $796,500 and $649,125 respectively, in fixed rent.

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

Purchase Price:
Cash                                                $ 1,905,000
Stock                                                   250,000
                                                    -----------
Purchase price                                      $ 2,155,000
                                                    ===========

Allocation of Purchase Price:
Receivables                                         $   104,000
Deferred Tax Assets                                   2,083,000
Payables                                                 32,000

The impact on earnings from the Stanley Blacker, Inc. acquisition for fiscal year 2002 was not material.

The assets of Stanley Blacker, Inc. consisted solely of deferred tax assets amounting to $2,083,000 relating to the net operating losses at the time of the acquisition. Based on the review of the fair value appraisal, no allocation of the purchase price was attributable to the trademarks and patents as the value of such trademarks and patents was immaterial. A valuation allowance was established in fiscal 2003 in the amount of $1,500,000. This was established in the event that tax loss carry forward expiring in the next two years was not used.

NOTE 13   -    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                      QUARTER
                                                                      -------
                                                   FIRST        SECOND       THIRD        FOURTH
                                                   -----        ------       -----        ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED FEBRUARY 26, 2005
Net sales                                       $68,321       $61,254      $75,980     $78,012
Gross profit                                     28,156        23,269       30,074      30,383
Net income (loss)                                     4        (3,732)       2,018       3,887
Net income (loss) per share - basic                  --         (0.25)        0.13        0.26
Net income (loss) per share - diluted                --         (0.25)        0.13        0.25

                                                                      QUARTER
                                                                      -------
                                                   FIRST        SECOND       THIRD        FOURTH
                                                   -----        ------       -----        ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED FEBRUARY 28, 2004
Net sales                                       $63,534       $62,102      $74,345     $75,238
Gross profit                                     25,914        22,106       31,385      28,346
Net income (loss)                                (1,749)       (4,683)       1,024         720
Net income (loss) per share - basic               (0.11)        (0.30)        0.07        0.05
Net income (loss) per share - diluted             (0.11)        (0.30)        0.06        0.05