Form 10-Q
period 2005-05-28
SYMS CORP
filed 2005-07-06
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 28, 2005

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

(201) 902-9600
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X       No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes __       No  X

At July 1, 2005 the latest practicable date, there were 14,937,453 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP AND SUBSIDIARIES

INDEX

			PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	May 28, 2005, February 26, 2005 and May 29, 2004		1

	Condensed Consolidated Statements of Operations for the
	13 Weeks Ended May 28, 2005 and May 29, 2004		2

	Condensed Consolidated Statements of Cash Flows for the
	13 Weeks Ended May 28, 2005 and May 29, 2004		3

	Notes to Condensed Consolidated Financial Statements		4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		10

Item 4.	Controls and Procedures		10

PART II.	Other Information
			11
	Item 1.	Legal Proceedings
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

SIGNATURES			13

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)
	May 28,	February 26,	May 29,
	2005	2005	2004

	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,206	$31,669	$29,909
Receivables	3,594	3,475	6,001
Merchandise inventories	80,564	66,124	83,458
Deferred income taxes	6,382	6,382	3,627
Assets held for sale	4,904	6,878	4,451
Prepaid expenses and other current assets	4,185	5,502	4,067

TOTAL CURRENT ASSETS	125,835	120,030	131,513
PROPERTY AND EQUIPMENT - Net	111,037	110,614	121,971
DEFERRED INCOME TAXES	7,213	7,212	11,094
OTHER ASSETS	16,351	15,952	14,845

TOTAL ASSETS	$260,436	$253,808	$279,423

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,453	$16,114	$40,140
Accrued expenses	8,876	7,535	9,798
Accrued insurance	499	570	933
Obligations to customers	3,281	3,383	3,516

TOTAL CURRENT LIABILITIES	50,109	27,602	54,387

OTHER LONG TERM LIABILITIES	1,584	1,610	1,852

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding.	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,966 shares outstanding (net of 3,221 in treasury shares)
on May 28, 2005, 15,087 shares outstanding as of February 26, 2005
(net of 3,055 treasury shares) and 15,100 shares outstanding
(net of 2,895 treasury shares) on May 29, 2004	765	763	755
Additional paid-in capital	15,804	15,496	14,370
Treasury stock	(28,203)	(26,013)	(24,118)
Retained earnings	220,377	234,350	232,177

TOTAL SHAREHOLDERS' EQUITY	208,743	224,596	223,184

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$260,436	$253,808	$279,423

NOTE: The balance sheet at February 26, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	13 Weeks Ended

	May 28,	May 29,
	2005	2004

	(Unaudited)

Net sales	$67,432	$68,321
Cost of goods sold	38,590	40,165

Gross profit	28,842	28,156

Expenses:
Selling, general and administrative	18,275	18,653
Advertising	2,835	2,744
Occupancy	4,041	4,219
Depreciation and amortization	2,215	2,609
Other income	(10)	(22)

Income (loss) from operations	1,486	(47)

Interest income	(244)	(54)

Income before income taxes	1,730	7
Provision for income taxes	675	3

Net income	$1,055	$4

Net income per share-basic	$0.07	$—

Weighted average shares outstanding-basic	15,018	15,103

Net income per share-diluted	$0.07	$—

Weighted average shares outstanding- diluted	15,282	15,103

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flow

(In thousands)

	13 Weeks Ended

	May 28,	May 29,
	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,055	$4

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,215	2,609
Deferred income taxes	(1)	—
Loss on disposal of assets	—	85
(Increase) decrease in operating assets:
Receivables	(119)	(2,197)
Merchandising inventories	(14,440)	(14,232)
Prepaid expenses and other current assets	1,317	(57)
Other assets	(404)	(865)
Increase (decrease) in operating liabilities:
Accounts payable	21,339	23,986
Accrued expenses	1,168	1,699
Other long term liabilities	(26)	(10)

Net cash provided by operating activities	12,104	11,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(659)	(864)

Net cash used in investing activities	(659)	(864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(15,028)	—
Exercise of options/Issuance of stock	310	132
Purchase of treasury shares	(2,190)	(126)

Net cash provided by (used in) financing activities	(16,908)	6

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,463)	10,164
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,669	19,745

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,206	$29,909

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$31	$—

Income taxes paid (refunds received)	$(43)	$10

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
13 Weeks Ended May 28, 2005 and May 29, 2004

(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 37 “off-price” retail clothing stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended May 28, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 25, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 26, 2005.

Note 3 - Accounting Period

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ended February 26, 2005 was comprised of 52 weeks. The fiscal year ending February 25, 2006 will be comprised of 52 weeks.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

Note 5 - Bank Credit Facilities

On November 5, 2003, the Company entered into a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This agreement has been extended through May 1, 2008 under similar terms and conditions and the line of credit has been increased from $20,000,000 to $30,000,000. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of May 28, 2005. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of May 28, 2005, February 26, 2005 and May 29, 2004, there were no outstanding borrowings under this agreement. At May 28, 2005, February 26, 2005 and May 29, 2004, the Company had $1,764,559, $744,517 and $3,902,000 respectively, in outstanding letters of credit under this new agreement.

SYMS CORP AND SUBSIDIARIES

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

Net income per share has been computed as follows:

	13 Weeks Ended

	May 28,	May 29,
	2005	2004
Basic net income per share:

Net income	$1,055	$4
Average shares outstanding	15 018	15,103
Basic net income per share	$0.07	$—

Diluted net income per share:

Net income	$1,055	$4
Average shares outstanding	15,018	15,103
Stock options	264	—
Total average equivalent shares	15,282	15,103

Diluted net income per share	$0.07	$—

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 859,000 shares of common stock at prices ranging from $5.63 to $10.69 per share were outstanding as of May 29, 2004, but were not included in the computation of diluted net income per share because they would have been antidilutive.

Note 7 – Recent Accounting Pronouncements

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

SYMS CORP AND SUBSIDIARIES

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

Note 8 – Accounting for Stock-Based Compensation

      The Company complies with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

     Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the 13 weeks ended May 28, 2005 and May 29, 2004, respectively. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

	13 Weeks Ended

	5/28/05	5/29/04

Net income:	$1, 055	$4

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	—	—

Pro forma net income	$1,055	$4

Earnings per share:	$0.07	—

Basic, as reported	$0.07	—
Basic, pro forma	—	—
Diluted, as reported	$0.07	—
Diluted, pro forma	—	—

      This pro forma information may not be representative of the amounts to expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

SYMS CORP AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition
            and Results of Operations

Special Note Regarding Forward-Looking Statements

     The Quarterly Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others, general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

     The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in the Annual Report on Form 10-K for the fiscal year ended February 26, 2005. The Company has identified certain critical accounting policies that are described below.

     Merchandise Inventory - Inventories are valued at lower of cost or market using the retail first-in, first-out (“FIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. Management believes that the Company’s RIM and

SYMS CORP AND SUBSIDIARIES

application of FIFO provides an inventory valuation which reasonably approximates cost using a first-in, first-out assumption and results in a carrying value at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional markdowns may be required.

     Long-Lived Assets - In evaluation of the fair value and future benefits of long-lived assets, the Company performs analyses of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

     Deferred Tax Valuation Allowance – The Company records a valuation allowance to reduce its deferred tax assets to the amount that is not likely to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the Company’s net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     Self-Insurance Accruals – The Company had been self-insured for workers’ compensation liability claims. The Company is responsible for the payment of claims from prior years. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors. These development factors utilize historical data to project incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Results of Operations

13 Weeks Ended May 28, 2005 Compared to 13 Weeks Ended May 29, 2004

Net sales for the 13 weeks ended May 28, 2005 were $67,432,000, a decrease of $889,000 (1.3%) as compared to net sales of $68,321,000 for the 13 weeks ended May 29, 2004. The closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ account for this decline in net sales. On a comparable store basis, sales increased 3.8% for the 13 weeks ended May 28, 2005 as compared to the 13 weeks ended May 29, 2004. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any relocated stores or expansion in square footage in the 13 weeks ended May 28, 2005 and May 29, 2004.

Gross profit for the 13 weeks ended May 28, 2005 was $28,842,000 (42.8% as a percentage of net sales), an increase of $686,000 as compared to gross profit of $28,156,000 (41.2% as a percentage of net sales) for the fiscal period ended May 29, 2004. This increase in gross profit is mainly the result of lower markdowns in this period compared to the comparable period a year ago. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items, such as selling and administrative expenses and occupancy costs.

Selling, general and administrative expense decreased $378,000 to $18,275,000 (27.1% as a percentage of net sales) for the 13 weeks ended May 28, 2005, as compared to $18,653,000 (27.3% as a percentage of net sales) for the 13 weeks ended May 29, 2004. The decrease in expenses is largely due to the closing of three stores which was partially offset by higher expenses in existing stores.

SYMS CORP AND SUBSIDIARIES

Advertising expense for the 13 weeks ended May 28, 2005 was $2,835,000 (4.2% as a percentage of net sales) as compared to $2,744,000 (4.0% as a percentage of net sales) for the 13 weeks ended May 29, 2004.

Occupancy costs were $4,041,000 (6.0% as a percentage of net sales) for the 13-week period ended May 28, 2005 as compared to $4,219,000 (6.2% as a percentage of net sales) for the 13 weeks ended May 29, 2004.

Depreciation and amortization amounted to $2,215,000 (3.3% as a percentage of net sales) for the 13 weeks ended May 28, 2005 as compared to $2,609,000 (3.8% as a percentage of net sales) for the 13 weeks ended May 29, 2004. This decline in depreciation expense resulted from certain computer software becoming fully depreciated in fiscal 2004 and the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ.

Net income for the 13 weeks ended May 28, 2005 was $1,055,000 as compared to $4,000 for the 13 weeks ended May 29, 2004. The net income improvement for this period resulted principally from improved gross profit margins and lower expenses as compared to the same period last year.

For the 13-week period ended May 28, 2005, the effective income tax rate was 39% compared to 43% for the period ended May 29, 2004.

Liquidity and Capital Resources

Working capital as of May 28, 2005 was $75,726,000, a decrease of $1,400,000, as compared to $77,126,000 as of May 29, 2004. The ratio of current assets to current liabilities was 2.51 to 1 as compared to 2.42 to 1 as of May 29, 2004.

Net cash provided by operating activities totaled $12,104,000 for the 13 weeks ended May 28, 2005, an increase of $1,082,000 as compared to $11,022,000 for the 13 weeks ended May 29, 2004. Net cash used in investment activities was $659,000 for the 13 weeks ended May 28, 2005, as compared to $864,000 for the 13 weeks ended May 29, 2004. Expenditures for property and equipment totaled $659,000 and $864,000 for the 13 weeks ended May 28, 2005 and May 29, 2004, respectively.

Net cash used in financing activities was $16,908,000 for the 13 weeks ended May 28, 2005, as compared to net cash provided by $6,000 for the 13 weeks ended May 29, 2004. This increase resulted principally from a one-time cash dividend declared by the Board of Directors on April 7, 2005 which was paid on May 12, 2005 to shareholders of record as of April 27, 2005.

On November 5, 2003, the Company entered into a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This agreement has been extended through May 1, 2008 under similar terms and conditions and the line of credit has been increased from $20,000,000 to $30,000,000. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of May 28, 2005. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of May 28, 2005, February 26, 2005 and May 29, 2004, there were no outstanding borrowings under this agreement. At May 28, 2005, February 26, 2005 and May 29, 2004, the Company had $1,764,559, $744,517 and $3,902,000 respectively, in outstanding letters of credit under this new agreement.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. The Company is not currently using this facility.

SYMS CORP AND SUBSIDIARIES

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 25, 2006. Through the 13 week period ended May 28, 2005, the Company incurred $659,000 of capital expenditures.

On April 22, 2004, the Company’s Board of Directors approved the repurchase by the Company through June 7, 2006 of up to an additional 3,100,000 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. During the 13 weeks ended May 28, 2005, the Company purchased 166,000 shares which represented 1.1% of its outstanding shares at a total cost of $2,190,000.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 25, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b)    Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

SYMS CORP AND SUBSIDIARIES

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS - None

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEEDS

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of	Maximum
	of Shares	Paid per Share	Shares Purchased	Number of Shares
	Purchased		as Part of Publicly	that May Yet Be
			Announced Plans	Purchased Under
			or Programs	the Plans or
				Programs (1)

February 27, 2005 -	84,100	13.79	84,100	2,856,300
April 2, 2005

April 3, 2005 –	5,600	13.15	5,600	2,850,700
April 30, 2005

May 1, 2005 - May	76,300	12.54	76,300	2,774,400
28, 2005

Total	166,000	13.19	166,000	2,774,400

(1)     On April 22, 2004, the Company’s Board of Directors approved the repurchase of up to an additional 3,100,000 shares of common stock at prevailing market prices through June 7, 2006. All shares repurchased will be held as treasury stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES - None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

Item 5.	OTHER INFORMATION - None

Item 6.	EXHIBITS

Exhibits filed with this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SYMS CORP AND SUBSIDIARIES

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SYMS CORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP

Date:	July 6, 2005	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date:	July 6, 2005	By	/s/ Antone F. Moreira
ANTONE F. MOREIRA
VICE PRESIDENT, CHIEF FINANCIAL
OFFICER
(Principal Financial and Accounting Officer)