Form 10-Q
period 2005-08-27
SYMS CORP
filed 2005-10-04
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 27, 2005

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

At September 28, 2005, the latest practicable date, there were 14,987,966 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP AND SUBSIDIARIES

INDEX

			PAGE NO.
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	August 27, 2005, February 26, 2005 and August 28, 2004		1

	Condensed Consolidated Statements of Operations for the
	13 Weeks and 26 Weeks Ended August 27, 2005 and August 28, 2004		2

	Condensed Consolidated Statements of Cash Flows for the
	26 Weeks Ended August 27, 2005 and August 28, 2004		3

	Notes to Condensed Consolidated Financial Statements		4-6

Item 2.	Management’s Discussion and Analysis of Financial Condition		7-10
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		10

Item 4.	Controls and Procedures		11

PART II.	Other Information

	Item 1.	Legal Proceedings	11
	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	11
	Item 3.	Defaults Upon Senior Securities	11
	Item 4.	Submission of Matters to a Vote of Security Holders	11-12
	Item 5.	Other Information	12
	Item 6.	Exhibits	12

SIGNATURES			13

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except per share amounts)

	August 27,	February 26,	August 28,
	2005	2005	2004

	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,345	$31,669	$18,338
Receivables	4,113	3,475	6,665
Merchandise inventories	76,239	66,124	80,153
Deferred income taxes	6,382	6,382	3,627
Assets held for sale	8,009	6,878	2,376
Prepaid expenses and other current assets	3,795	5,502	3,055

TOTAL CURRENT ASSETS	114,883	120,030	114,214

PROPERTY AND EQUIPMENT - Net	106,636	110,614	120,831

DEFERRED INCOME TAXES	7,213	7,212	11,094

OTHER ASSETS	16,741	15,952	14,867

TOTAL ASSETS	$245,473	$253,808	$261,006

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,537	$16,114	$28,676
Accrued expenses	6,148	7,535	6,232
Accrued insurance	492	570	840
Obligations to customers	3,233	3,383	3,540

TOTAL CURRENT LIABILITIES	36,410	27,602	39,288

OTHER LONG TERM LIABILITIES	1,563	1,610	1,838

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,991 shares outstanding (net of 3,250 treasury shares)
on August 27, 2005; 15,087 shares outstanding as of February 26,
2005 (net of 3,055 treasury shares) and 15,177 shares outstanding
(net of 2,895 treasury shares) on August 28, 2004	768	763	759
Additional paid-in capital	16,149	15,496	14,794
Treasury stock	(28,591)	(26,013)	(24,118)
Retained earnings	219,174	234,350	228,445

TOTAL SHAREHOLDERS' EQUITY	207,500	224,596	219,880

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$245,473	$253,808	$261,006

NOTE: The balance sheet at February 26, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net sales	$61,457	$61,254	$128,889	$129,575
Cost of goods sold	37,472	37,985	76,062	78,150

Gross profit	23,985	23,269	52,827	51,425

Expenses:
Selling, general and administrative	18,460	19,306	36,735	37,959
Advertising	914	898	3,749	3,642
Occupancy	4,567	4,611	8,608	8,830
Depreciation and amortization	2,202	2,416	4,417	5,025
Loss on sale of building	-	1,271	-	1,271

Loss from operations	(2,158)	(5,233)	(682)	(5,302)

Other income	(15)	(7)	(25)	(29)

Interest income	(170)	(76)	(414)	(130)

Loss before income taxes	(1,973)	(5,150)	(243)	(5,143)
Provision benefit for income taxes	(770)	(1,418)	(95)	(1,415)

Net loss	$(1,203)	$(3,732)	$(148)	$(3,728)

Net loss per share-basic	$(0.08)	$(0.25)	$(0.01)	$(0.25)

Weighted average shares outstanding-basic	14,961	15,124	14,990	15,124

Net loss per share-diluted	$(0.08)	$(0.25)	$(0.01)	$(0.25)

Weighted average shares outstanding- diluted	14,961	15,124	14,990	15,124

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	26 Weeks Ended
	August 27,	August 28,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148)	$(3,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,417	5,025
Deferred income tax	(1)	-
Loss on sale of building	-	1,271
Loss on disposal of assets	(7)	126
(Increase) decrease in operating assets:
Receivables	(638)	(2,861)
Merchandise inventories	(10,115)	(10,927)
Prepaid expenses and other current assets	1,707	955
Other assets	(797)	(894)
Increase (decrease) of operating liabilities:
Accounts payable	10,423	12,522
Accrued expenses	(1,465)	(1,906)
Obligations to customers	(150)	(30)
Other long term liabilities	(47)	(24)

Net cash provided by (used in) operating activities	3,179	(471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,562)	(1,466)
Proceeds from sale of assets	7	96

Net cash used in investing activities	(1,555)	(1,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(15,028)	-
Exercise of options	658	560
Stock repurchase	(2,578)	(126)

Net cash provided by (used in) financing activities	(16,948)	434

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,324)	(1,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,669	19,745

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,345	$18,338

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$72	-

Income taxes paid (net of refunds)	$33	$(1,579)

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
13 and 26 Weeks Ended August 27, 2005 and August 28, 2004

(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 37 “off-price” retail clothing stores located throughout the United States in Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26- week periods ended August 27, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 25, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 26, 2005.

Note 3 - Accounting Period

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ending February 25, 2006 will be comprised of 52 weeks. The fiscal year ended February 26, 2005 was comprised of 52 weeks.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

Note 5 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of August 27, 2005. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of August 27, 2005, February 26, 2005 and August 28, 2004, there were no outstanding borrowings under this agreement. At August 27, 2005, February 26, 2005 and August 28, 2004, the Company had $2,194,063, $744,517 and $1,676,000 respectively, in outstanding letters of credit under this agreement.

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

Net income/(loss) per share has been computed as follows:

	13 Weeks Ended		26 Weeks Ended

	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Basic net loss per share:

Net loss	$(1,203)	$(3,732)	$(148)	$(3,728)
Average shares outstanding	14,961	15,124	14,990	15,124
Basic net loss per share	$(0.08)	$(0.25)	$(0.01)	$(0.25)

Diluted net loss per share:

Net loss	$(1,203)	$(3,732)	$(148)	$(3,728)
Average shares outstanding	14,961	15,124	14,990	15,124
Stock options	-	-	-	-
Total average equivalent
shares	14,961	15,124	14,990	15,124
Diluted net loss per share	$(0.08)	$(0.25)	$(0.01)	$(0.25)

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 760,287 and 781,850 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding as of August 27, 2005 and August 28, 2004, respectively, but were not included in the computation of diluted net income per share because they would have been antidilutive.

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

SYMS CORP AND SUBSIDIARIES

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

Note 8 – Accounting for Stock-Based Compensation

      The Company complies with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

     Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by FASB Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. The Company granted 97,500 stock options in the 26-weeks ended August 27, 2005, and there were no stock options granted in the 26-weeks ended August 28, 2004.

	13 Weeks Ended		26 Weeks Ended
	8/27/05	8/28/04	8/27/05	8/28/04

Net (loss):	($1,203)	($3,732)	($148)	($3,728)

Total stock-based employee compensation
expense determined under fair value based
method for all awards.	$773	$-	$773	$-

Pro forma net (loss)	($1,976)	($3,732)	($921)	($3,728)

Earnings (loss) per share:

Basic, as reported	($0.08)	($.25)	($0.01)	($.25)
Basic, pro forma	($0.13)	($.25)	($0.06)	($.25)
Diluted, as reported	($0.08)	($.25)	($0.01)	($.25)
Diluted, pro forma	($0.13)	($.25)	($0.06)	($.25)

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

Special Note Regarding Forward-Looking Statements

The Quarterly Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

     Merchandise Inventory - Inventories are valued at lower of cost or market using the retail first-in, first-out (“FIFO”) inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. Management believes that the Company’s RIM and application of FIFO provides an inventory valuation which reasonably approximates cost using a first-in,

SYMS CORP AND SUBSIDIARIES

first-out assumption and results in a carrying value at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional markdowns may be required.

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

Results of Operations

13 Weeks and 26 Weeks Ended August 27, 2005 Compared to 13 and 26 Weeks Ended August 28, 2004

Net sales for the 13 weeks ended August 27, 2005 were $61,457,000, an increase of $203,000 (0.3%) as compared to net sales of $61,254,000 for the 13 weeks ended August 28, 2004. For the 26 weeks ended August 27, 2005, net sales decreased $686,000 (0.5%) to $128,889,000 as compared to net sales of $129,575,000 for the 26 weeks ended August 28, 2004. Comparable store sales increased 3.2% for the 13 weeks ended August 27, 2005 and 3.5% for the 26 weeks ended August 27, 2005, as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any relocated stores or expansion in square footage in the 26 weeks ended August 27, 2005. The decline in sales for the 26 week period ending August 27, 2005 compared to a year ago is largely attributable to the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ.

Gross profit for the 13 weeks ended August 27, 2005 was $23,985,000 (39.0% as a percentage of net sales), an increase of $716,000 as compared to $23,269,000 (38.0% as a percentage of net sales) for the 13 weeks ended August 28, 2004. Gross profit for the 26 weeks ended August 27, 2005 was $52,827,000 (41.0% as a percentage of net sales), an increase of $1,402,000 as compared to $51,425,000 (39.7% as a percentage of net sales) for the 26 weeks ended August 28, 2004. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items; such as selling and administrative expenses and occupancy costs. The increase in gross profit in the 13 and 26 week periods is primarily due to fewer markdowns on merchandise sold as compared to the same periods in the prior fiscal year.

Selling, general and administrative expense decreased $846,000 to $18,460,000 (30.0% as a percentage of net sales) for the 13 weeks ended August 27, 2005 as compared to $19,306,000 (31.5% as a percentage of net sales) for the 13 weeks ended August 28, 2004. Selling, general and administrative expense decreased

SYMS CORP AND SUBSIDIARIES

$1,224,000 to $36,735,000 (28.5% as a percentage of net sales) for the 26 weeks ended August 27, 2005 as compared to $37,959,000 (29.3% as a percentage of net sales) for the 26 weeks ended August 28, 2004. The closing of three stores located in Charlotte, NC, Baltimore, MD, and Lawrenceville, NJ and reduced expenditures in existing stores contributed to the reduction in selling, general and administrative expenses in the 13 and 26 week period ended August 27, 2005.

Advertising expense for the 13 weeks ended August 27, 2005 was $914,000 (1.5% as a percentage of net sales) as compared to $898,000 (1.5% as a percentage of net sales) for the 13 week period ended August 28, 2004. Advertising expense for the 26 weeks ended August 27, 2005 was $3,749,000 (2.9% as a percentage of net sales) as compared to $3,642,000 (2.8% as a percentage of net sales) in the 26 weeks ended August 28, 2004.

Occupancy costs were $4,567,000 (7.4% as a percentage of net sales) for the 13 weeks ended August 27, 2005 as compared to $4,611,000 (7.5% as a percentage of net sales) for the 13 weeks ended August 28, 2004. Occupancy costs were $8,608,000 (6.7% as a percentage of net sales) for the 26 weeks ended August 27, 2005 compared to $8,830,000 (6.8% as a percentage of net sales) for the 26 week period ended August 28, 2004. The closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ accounts for the reduction in occupancy costs which was partially offset by occupancy cost increases in the existing stores during the 13 and 26 week periods ended August 27, 2005.

Depreciation and amortization expense was $2,202,000 (3.6% as a percentage of net sales) for the 13 weeks ended August 27, 2005 as compared to $2,416,000 (3.6% as a percentage of net sales) for the 13 weeks ended August 28, 2004. Depreciation and amortization expense for the 26 weeks ended August 27, 2005 was $4,417,000 (3.4% as a percentage of net sales) as compared to $5,025,000 (3.9% as a percentage of net sales) for the 26 weeks ended August 28, 2004. This decline in depreciation expense resulted from certain computer software becoming fully depreciated in fiscal 2004 and the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ.

The results for the 13 and 26 weeks ended August 28, 2004 reflect a $1,271,000 charge resulting from the exercise by the Company of its option to purchase the Lawrenceville store and the simultaneous sale of the Lawrenceville store. This store was closed on October 16, 2004. This action was taken by the Company as part of its continuing efforts to improve profitability.

The loss before income taxes for the 13 weeks ended August 27, 2005 was $1,973,000, a decrease of $3,177,000 as compared to a loss of $5,150,000 for the 13 weeks ended August 28, 2004. The loss before income taxes for the 26 weeks ended August 27, 2005 was $243,000 as compared to a loss before income taxes of $5,143,000 for the 26 weeks ended August 28, 2004. The reduction in loss before income taxes for the 13 and 26 week periods ended August 27, 2005 as compared to the previous fiscal year resulted largely from lower expenses, improved gross profit margins and the Lawrenceville store charge in the second quarter of 2004.

For the 26 week period ended August 27, 2005, the effective income tax rate was 39.0% as compared to 27.5% for the comparable period a year ago. Included in the 13 and 26 weeks ended August 28, 2004 was a tax refund from the State of Maryland for approximately $1,400,000.

Liquidity and Capital Resources

Working capital as of August 27, 2005 was $78,473,000, an increase of $3,547,000 as compared to $74,926,000 as of August 28, 2004. The ratio of current assets to current liabilities was 3.16 to 1 as of August 27, 2005 as compared to 2.91 to 1 as of August 28, 2004.

Net cash provided by operating activities totaled $3,179,000 for the 26 weeks ended August 27, 2005, as compared to ($471,000) for the 26 weeks ended August 28, 2004.

SYMS CORP AND SUBSIDIARIES

Net cash used in investing activities was $1,555,000 for the 26 weeks ended August 27, 2005, as compared to $1,370,000 for the 26 weeks ended August 28, 2004. Expenditures for property and equipment were $1,562,000 and $1,466,000 for the 26 weeks ended August 27, 2005 and August 28, 2004, respectively.

Net cash used in financing activities was $16,948,000 for the 26 weeks ended August 27, 2005, as compared to net cash provided by financing activities of $434,000 for the 26 weeks ended August 28, 2004. On May 12, 2005, the Company paid a one-time cash dividend to its shareholders of record amounting to $15,028,000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of August 27, 2005. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of August 27, 2005, February 26, 2005 and August 28, 2004, there were no outstanding borrowings under this agreement. At August 27, 2005, February 26, 2005 and August 28, 2004, the Company had $2,194,063, $744,517 and $1,676,000 respectively, in outstanding letters of credit under this agreement.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. The Company is not currently using this facility.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending February 25, 2006. Through the 26 week period ended August 27, 2005, the Company has incurred $1,562,000 of capital expenditures.

On April 22, 2004, the Company’s Board of Directors approved the repurchase of the Company through June 7, 2006 of up to an additional 3,100,000 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. During the 26 weeks ended August 27, 2005, the Company purchased 194,900 shares which represented 1.3% of its outstanding shares at a total cost of $2,578,000.

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

SYMS CORP AND SUBSIDIARIES

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b)           Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.                     LEGAL PROCEEDINGS - None

Item 2.                     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS -

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of	Maximum
	of Shares	Paid per Share	Shares Purchased	Number of Shares
	Purchased		as Part of Publicly	that May Yet Be
			Announced Plans	Purchased Under
			or Programs	the Plans or
				Programs (1)

May 29, 2005 -	28,900	13.44	28,900	2,745,500
June 2, 2005

June 3, 2005 – July	0	0	0	0
2, 2005

July 3, 2005 –	0	0	0	0
August 27, 2005

Total	28,900	13.44	28,900	2,745,500

(1)           On April 22, 2004, the Company’s Board of Directors approved the repurchase of up to an additional 3,100,000 shares of common stock at prevailing market prices through June 7, 2006. All shares repurchased will be held as treasury stock.

SYMS CORP AND SUBSIDIARIES

Item 3.                     DEFAULTS UPON SENIOR SECURITIES - None

Item 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on July 14, 2005, the Company’s shareholders holding a majority of the shares of the Common Stock outstanding as of the close of business on June 10, 2005, voted to approve each of the three proposals included in the Company’s proxy statement as follows:

To elect six directors to hold office for one year or until their respective successors are duly elected and qualified.

	FOR	WITHHELD

Sy Syms	12,304,558	1,742,275
Marcy Syms	12,304,558	1,742,275
Antone F. Moreira	10,840,779	3,206,054
Harvey A. Weinberg	12,660,520	1,386,313
Wilbur L. Ross, Jr.	12,660,520	1,386,313
Amber A. Brookman	12,660,020	1,385,813

To ratify the appointment of BDO Seidman, LLP as independent registered public accounting firm for the Company for the fiscal year ending February 25, 2006:

	For:	14,010,679
	Against:	35,830
	Abstain:	324

To approve the 2005 Stock Option Plan:

	For:	9,152,970
	Against:	2,809,982
	Abstain:	4,449

Item 5.                     OTHER INFORMATION - None

Item 6.                    EXHIBITS

(a)	Exhibits filed with this Form 10-Q

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SYMS CORP

Date:	October 4, 2005	By	/s/ Marcy Syms

MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date:	October 4, 2005	By	/s/ Antone F. Moreira

ANTONE F. MOREIRA
VICE PRESIDENT, CHIEF FINANCIAL
OFFICER
(Principal Financial and Accounting Officer)