Form 10-Q
period 2005-11-26
SYMS CORP
filed 2006-01-05
CIK 724742

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No __

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes __     No [ X ]

      At December 30, 2005, the latest practicable date, there were 14,933,587 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP AND ITS SUBSIDIARY

INDEX

		PAGE NO.
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of November 26, 2005,
	February 26, 2005 and November 27, 2004	1

	Condensed Consolidated Statements of Operations for the 13 Weeks
	and 39 Weeks Ended November 26, 2005 and November 27, 2004	2

	Condensed Consolidated Statements of Cash Flows for the 39 Weeks
	Ended November 26, 2005 and November 27, 2004	3

	Notes to Condensed Consolidated Financial Statements	4-6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	6-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	Other Information

	Item 1. Legal Proceedings	11
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
	Item 3. Defaults Upon Senior Securities	11
	Item 4. Submission of Matters to a Vote of Security Holders	11
	Item 5. Other Information	11
	Item 6. Exhibits	11

SIGNATURES		12

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands)

	November 26,	February 26,	November 27,
	2005	2005(1)	2004

	(Unaudited)	(See Note)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 23,724	$ 31,669	$ 29,782
Receivables	5,824	3,475	7,694
Merchandise inventories	84,553	66,124	89,883
Deferred income taxes	6,382	6,382	3,627
Assets held for sale	7,900	6,878	-
Prepaid expenses and other current assets	5,966	5,502	5,623

TOTAL CURRENT ASSETS	134,349	120,030	136,609

PROPERTY AND EQUIPMENT - Net	105,044	110,614	119,172
DEFERRED INCOME TAXES	7,213	7,212	11,094
OTHER ASSETS	17,132	15,952	15,373

TOTAL ASSETS	$ 263,738	$ 253,808	$ 282,248

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 38,877	$ 16,114	$ 43,064
Accrued expenses	11,696	7,535	11,410
Accrued insurance	458	570	707
Obligations to customers	3,391	3,383	3,745

TOTAL CURRENT LIABILITIES	54,422	27,602	58,926

OTHER LONG TERM LIABILITIES	1,542	1,610	1,712

COMMITMENTS AND CONTINGENCIES	—	—	—

SHAREHOLDERS' EQUITY
Preferred stock, par value; $100 per share. Authorized 1,000 shares;
none outstanding	—	—	—
Common stock, par value $0.05 per share. Authorized 30,000 shares;
14,934 shares (net of 3,328 treasury shares) outstanding on November 26,
2005, 15,087 shares outstanding (net of 3,055 treasury shares) as of
February 26, 2005 and 15,176 shares outstanding (net of 2,954 treasury
shares) outstanding as of November 27, 2004.	769	763	763
Additional paid-in capital	16,300	15,496	15,128
Treasury stock	(29,649)	(26,013)	(24,744)
Retained earnings	220,354	234,350	230,463

TOTAL SHAREHOLDERS' EQUITY	207,774	224,596	221,610

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 263,738	$ 253,808	$ 282,248

(1)	The balance sheet at February 26, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended

	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004

	(Unaudited)		(Unaudited)

Net sales	$74,694	$75,980	$203,583	$205,555
Cost of goods sold	44,856	45,906	120,918	124,056

Gross profit	29,838	30,074	82,665	81,499

Expenses:
Selling, general and administrative	18,323	18,367	55,058	56,326
Advertising	3,266	3,269	7,015	6,911
Occupancy	4,371	4,165	12,979	12,995
Depreciation and amortization	2,179	2,291	6,596	7,316
(Gain) loss on sale of assets	—	(721)	—	550

Income (loss) from operations	1,699	2,703	1,017	(2,599)
Other income	(25)	(17)	(50)	(46)
Interest (income) expense - net	(210)	(98)	(624)	(228)

Income (loss) before income taxes	1,934	2,818	1,691	(2,325)
Provision (benefit) for income taxes	754	800	659	(615)

Net income (loss)	$1,180	$2,018	$1,032	$(1,710)

Net income (loss) per share - basic	$0.08	$0.13	$0.07	$(0.11)

Weighted average shares
outstanding - basic	14,963	15,175	14,981	15,141

Net income (loss) per share - diluted	$0.08	$0.13	$0.07	$(0.11)

Weighted average shares
outstanding - diluted	15,285	15,898	15,295	15,141

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

	39 Weeks Ended

	November 26,	November 27,
	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,032	$(1,710)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	6,596	7,316
Deferred income taxes	(1)	—
(Gain) loss on sale of assets	(7)	703
(Increase) decrease in operating assets:
Receivables	(2,349)	(3,890)
Merchandising inventories	(18,429)	(20,657)
Prepaid expenses and other current assets	(464)	(1,613)
Other assets	(1,193)	(1,393)
Increase (decrease) in operating liabilities:
Accounts payable	22,763	26,910
Accrued expenses	4,049	3,139
Obligations to customers	8	175
Other long term liabilities	(68)	(150)

Net cash provided by operating activities	11,937	8,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land	—	3,098
Expenditures for property and equipment	(2,035)	(2,133)
Proceeds from sale of building	7	96

Net cash (used in) provided by investing activities	(2,028)	1,061

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(15,028)	—
Exercise of stock options	810	897
Stock repurchase	(3,636)	(751)

Net cash (used in) provided by financing activities	(17,854)	146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,945)	10,037
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,669	19,745

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,724	$29,782

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$109	$40

Income taxes paid (net of refunds received)	$399	$(1,418)

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
13 and 39 Weeks Ended November 26, 2005 and November 27, 2004

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended November 26, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 25, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 26, 2005.

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

Note 5 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of November 26, 2005. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of November 26, 2005, February 26, 2005 and November 27, 2004, there were no outstanding borrowings under this agreement. At November 26, 2005, February 26, 2005 and November 27, 2004, the Company had $682,957, $744,517 and $622,000 respectively, in outstanding letters of credit under this agreement.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. The Company is not currently using this facility.

Note 6 - Net Income (Loss) Per Share

In accordance with SFAS 128, basic net income or loss per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

SYMS CORP AND ITS SUBSIDIARY

Net income/(loss) per share has been computed as follows:

	13 Weeks Ended		39 Weeks Ended

	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Basic net income per share:
Net income (loss)	1,180	2,018	1,032	(1,710)
Average shares outstanding	14,963	15,175	14,981	15,141

Basic net income (loss) per share	0.08	0.13	0.07	(0.11)

Diluted net income per share:
Net income (loss)	1,180	2,018	1,032	(1,710)
Average shares outstanding	14,963	15,175	14,981	15,141
Stock options	322	723	314	0
Total average equivalent shares	15,285	15,898	15,295	15,141
Diluted net income (loss) per share	0.08	0.13	0.07	(0.11)

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 739,261 and 723,450 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding as of November 26, 2005 and November 27, 2004, respectively. For the 13 and 39 weeks ended November 26, 2005, 97,500 shares were not included in the computation of diluted net income per share because the exercise price of the option exceeded our market price and would have been anti-dilutive. For the 13 weeks ended November 27, 2004, all shares were included in the computation of diluted net income per share.

Note 7 – Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement this statement in our first quarter of 2006.

     In December 2004, the FASB issued SFAS 151, "Inventory Costs," which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. The adoption of this statement has not had a material effect on our financial position or results of operations.

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

SYMS CORP AND ITS SUBSIDIARY

guidance was adopted in December 2004, as permitted, and had no material effect on our financial position or results of operations.

Note 8 – Accounting for Stock-Based Compensation

The Company complies with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but discloses pro forma net income (loss) as if the Company had applied the SFAS No. 123 method of accounting.

Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. The fair value of each option is estimated on the date of each grant using the Black-Scholes option pricing model. The Company granted 97,500 options in the 39 weeks ended November 26, 2005, and there were no stock options granted in the 39 weeks ended November 27, 2004.

	13 Weeks Ended		39 Weeks Ended

	11/26/05	11/27/04	11/26/05	11/27/04

Net income/(loss):	$1,180	$2,018	$1,032	($1,710)

Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	($0)	($0)	($773)	($0)

Pro forma net income/(loss)	$1,180	$2,018	$259	($1,710)

Earnings (loss) per share:

Basic, as reported	$0.08	$0.13	$0.07	($0.11)
Basic, pro forma	$0.08	$0.13	$0.02	($0.11)
Diluted, as reported	$0.08	$0.13	$0.07	($0.11)
Diluted, pro forma	$0.08	$0.13	$0.02	($0.11)

     This pro forma information may not be representative of the amounts expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Quarterly Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of

SYMS CORP AND ITS SUBSIDIARY

which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

SYMS CORP AND ITS SUBSIDIARY

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

Results of Operations (in thousands)

13 and 39 Weeks Ended November 26, 2005 Compared to 13 and 39 Weeks Ended November 27, 2004

Net sales for the 13 weeks ended November 26, 2005 were $74,694 a decrease of $1,286 (1.7%) as compared to net sales of $75,980 for the 13 weeks ended November 27, 2004. For the 39 weeks ended November 26, 2005 net sales decreased $1,972 (1.0%) to $203,583 as compared to net sales of $205,555 for the 39 weeks ended November 27, 2004. Comparable store net sales decreased 0.2% for the 13 weeks ended November 26, 2005 and increased 2.1% for the 39 weeks ended November 26, 2005 as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any relocated stores or expansion in square footage in the 39 weeks ended November 26, 2005.

Gross profit for the 13 weeks ended November 26, 2005 was $29,838, a decrease of $236 (40.0% as a percentage of total net sales) as compared to $30,074 (39.6% as a percentage of total net sales) for the 13 weeks ended November 27, 2004. Gross profit for the 39 weeks ended November 26, 2005 was $82,665, an increase of $1,166 (40.6% as a percentage of total net sales) compared to $81,499 (39.7% as a percentage of total net sales for the 39 weeks ended November 27, 2004. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items; such as selling and administrative expenses and occupancy costs. The third quarter and year to date gross margin percentage improvement resulted principally from lower markdowns taken in these periods in 2005 when compared to comparable periods in 2004.

Selling, general and administrative expense was $18,323 (24.5% as a percentage of total net sales) for the 13 weeks ended November 26, 2005, as compared to $18,367 (24.2% as a percentage of total net sales) for the 13 weeks ended November 27, 2004. Selling, general and administrative expense decreased $1,268 to $55,058 (27.0% as a percentage of total net sales) for the 39 weeks ended November 26, 2005 as compared to $56,326 (27.4% as a percentage of total net sales) for the 39 weeks ended November 27, 2004. The closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ contributed to the reduction in selling, general and administrative expense, which was partially offset by increases in the existing stores, in the 13 and 39 week periods ended November 26, 2005.

Advertising expense for the 13 weeks ended November 26, 2005 were $3,266 (4.4% as a percentage of total net sales) as compared to $3,269 (4.3% as a percentage of total net sales) in the 13 week period ended November 27, 2004. Advertising expense for the 39 weeks ended November 26, 2005 was $7,015 (3.5% as a percentage of total net sales) as compared to $6,911 (3.4% as a percentage of total net sales) in the 39 week period ended November 27, 2004.

Occupancy costs were $4,371 (5.9% as a percentage of total net sales) for the 13 week period ended November 26, 2005 as compared to $4,165 (5.5% as a percentage of total net sales) for the 13 week period ended November 27, 2004. Occupancy costs were $12,979 (6.4% as a percentage of total net sales) for the 39 week period ended November 26, 2005, as compared to $12,995 (6.3% as a percentage of total net sales) for the 39 weeks ended November 27, 2004. The increase in occupancy costs in the third quarter 2005 versus 2004 is largely attributable to increased electricity expense.

SYMS CORP AND ITS SUBSIDIARY

Depreciation and amortization expense was $2,179 (2.9% as a percentage of total net sales) for the 13 week period ended November 26, 2005 as compared to $2,291 (3.0% as a percentage of total net sales). Depreciation and amortization expense for the 39 week period ended November 26, 2005 was $6,596 (3.2% as a percentage of total net sales) as compared to $7,316 (3.6% as a percentage of total net sales) for the 39 week period ended November 27, 2004. This decline in depreciation expense resulted from certain computer software becoming fully depreciated in fiscal 2004 and the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ.

In the 13 weeks ended November 27, 2004, the Company recorded a gain of $721 from the sale of land in Roseland, NJ. In the 39 weeks ended November 27, 2004, this third quarter gain was offset by a charge of $1,271 resulting from the exercise by the Company of its’ option to purchase the Lawrenceville store and the simultaneous sale of the Lawrenceville store (which was recorded in the second quarter ended August 28, 2004), resulting in a net loss on sales of assets of $550. The Lawrenceville store was closed on October 16, 2004. This action was taken by the Company as part of its continued efforts to improve profitability.

The net income before income taxes for the 13 weeks ended November 26, 2005 was $1,934 a decrease of $884 from the 13 weeks ended November 27, 2004. The net income before income taxes for the 39 weeks ended November 26, 2005 was $1,691 as compared to a loss before income taxes of $2,325 for the 39 weeks ended November 27, 2004. The profit decline in the third quarter 2005 is largely attributable to the gain recorded in the third quarter 2004 on the sale of Roseland, NJ as noted above.

Liquidity and Capital Resources (in thousands)

Working capital as of November 26, 2005 was $79,927, an increase of $2,244 as compared to $77,683 as of November 27, 2004. The ratio of current assets to current liabilities was 2.47 to 1 as of November 26, 2005 as compared to 2.32 to 1 as of November 27, 2004.

Net cash provided by operating activities totaled $11,937 for the 39 weeks ended November 26, 2005, as compared to $8,830 for the 39 weeks ended November 27, 2004.

Net cash used in investment activities was $2,028 for the 39 weeks ended November 26, 2005 as compared to net cash provided by investing activities of $1,061 for the 39 weeks ended November 27, 2004. Expenditures for property and equipment were $2,035 and $2,133 for the 39 weeks ended November 26, 2005 and November 27, 2004, respectively.

Net cash used in financing activities was $17,854 for the 39 weeks ended November 26, 2005, as compared to net cash provided by financing activities of $146 for the 39 weeks ended November 27, 2004. On May 12, 2005, the Company paid a one-time cash dividend to its shareholders of record amounting to $15,028.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of November 26, 2005. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of November 26, 2005, February 26, 2005 and November 27, 2004, there were no outstanding borrowings under this agreement. At November 26, 2005, February 26, 2005 and November 27, 2004, the Company had $683, $745 and $622 respectively, in outstanding letters of credit under this agreement.

In addition, the Company has a separate $10,000 credit facility with another bank available for the issuance of letters of credit for the purchase of foreign merchandise. This agreement may be canceled at any time by either party. The Company is not currently using this facility.

SYMS CORP AND ITS SUBSIDIARY

The Company has planned capital expenditures of approximately $5,000 for the fiscal year ended February 25, 2006. Through the 39 week period ended November 26, 2005, the Company has incurred $2,035 of capital expenditures.

On April 22, 2004, the Company’s Board of Directors approved the repurchase by the Company through June 7, 2006 of up to an additional 3,100 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. During the 39 weeks ended November 26, 2005, the Company purchased 273 shares which represented 1.8% of its outstanding shares at a total cost of $3,636.

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

SYMS CORP AND ITS SUBSIDIARY

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS - None

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 28, 2005 -	7,500	$13.75	7,500	2,738,000
October 1, 2005

October 2, 2005 –	55,300	$13.40	55,300	2,682,700
October 29, 2005

October 30, 2005 –	15,700	$13.63	15,700	2,667,000
November 26, 2005

Total	78,500	$13.48	78,500	2,667,000

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

SYMS CORP AND ITS SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP

Date: January 5, 2006	By:	/s/ Marcy Syms

MARCY SYMS
CHIEF EXECUTIVE OFFICER

SYMS CORP

Date: January 5, 2006	By:	/s/ Antone F. Moreira

ANTONE F. MOREIRA
VICE PRESIDENT, CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)