Form 10-K
period 2006-02-26
SYMS CORP
filed 2006-04-21
CIK 724742

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 25, 2006

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

       Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act

                                        Yes  |_|          No  |X|

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                        Yes  |_|          No  |X|

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  |X|          No  |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filed" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer |_|   Accelerated Filer |X|   Non-Accelerated Filer |_|

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                        Yes  |_|          No  |X|

       The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $108,096,652 based upon the closing market price of $14.96 per share of the Common Stock on the New York Stock Exchange as of August 27, 2005, the last business day of the registrant's most recently completed second fiscal quarter.

As of April 10, 2006, 14,933,587 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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

DESCRIPTION OF BUSINESS

     The Syms chain of 37 apparel stores offers a broad range of "off-price" first-quality, in-season merchandise consisting primarily of men's tailored clothing and haberdashery, women's dresses, suits and separates, children's apparel and men's, women's and children's shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men's, women's and children's wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company's consolidated revenues is received from a single customer or group of customers. Please refer to Note 1 of the Consolidated Financial Statements for information on segment reporting.

MERCHANDISE

     For the year ended February 25, 2006, net sales were generated by the following categories:

          Men's tailored clothes and haberdashery .............    54%
          Women's dresses, suits, separates and accessories ...    28%
          Shoes ...............................................     8%
          Children's wear .....................................     7%
          Luggage, domestics and fragrances ...................     3%
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

DISTRIBUTION

     The Company owns a distribution center, located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 270 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

MARKETING

     The Company's pricing policy is to affix a ticket to each item displaying Syms' selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women's dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women's dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women's dresses represent approximately 3.6% of net sales. The Company also offers "dividend " prices consisting of additional price reductions on various types of merchandise.

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

OPERATIONS AND CONTROL SYSTEMS

     The Company has implemented a merchandise control system which tracks a product from its purchase to its ultimate sale in the Company's stores. The system tracks the product by store in approximately 750 categories. All the information regarding the product is transmitted daily to the Company's database at its executive headquarters. Each week the Company's executives receive detail reports regarding sales and inventory levels in units and retail dollars on a store-by-store basis.

     Management of the Company visit stores on a regular basis, among other things, to coordinate with the store managers and train employees in loss prevention methods. Each store has on premises security personnel during normal hours and a security system after hours.

EMPLOYEES

     At February 25, 2006, the Company had 1,730 employees, of whom approximately 655 work on a part time basis. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store. The Company has a collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union which expires on May 27, 2006 and covers 134 sales and tailor employees. The Company's collective bargaining agreements with Local 1102 of the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union expired on March 31, 2006 and will expire on April 30, 2006, respectively, which together cover sales and tailor employees. The Company believes its relationships with the unions are good. The Company is presently negotiating with the unions to renew these contracts and expects these agreements to be satisfactorily finalized, shortly.

AVAILABLE INFORMATION

     The Company makes available on its web site at www.syms.com under "Investor Info" - "SEC Filings," free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with or furnishes such material to the Securities and Exchange Commission (SEC).

CERTIFICATIONS

     On July 25, 2005 the Company submitted to the New York Stock Exchange ("NYSE") the certification of its Chief Executive Officer pursuant to Section 303A.12(a) of the NYSE's Listed Company Manual.

ITEM 1A. RISK FACTORS

     THE FOLLOWING RISK FACTORS AND OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K SHOULD BE CAREFULLY CONSIDERED. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISK AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

WE HAVE HAD A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     While we have had a net profit in some fiscal quarters, we have had a history of losses and cannot assure that we will be profitable in the future. Even if we are able to generate profit in the future, we still many not be able to maintain or increase profitability on a quarterly or annual basis.

IF WE ARE UNABLE TO MEET CERTAIN FINANCIAL COVENANTS IN OUR CREDIT FACILITY, OUR LENDER COULD ACCELERATE THE DEBT

     While we currently have no borrowings under our current credit agreement, the facility does contain financial covenants with respect to consolidated tangible net worth, as well as other financial ratios. If in the future we borrow monies under the facility and fail to meet these covenants or obtain appropriate waivers, our lender may terminate the credit facility or accelerate our debt.

OUR SALES AND  OPERATING  RESULTS  DEPEND ON  CONSUMER  PREFERENCES  AND FASHION
TRENDS

     Our sales and operating results depend in part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully market products that respond to such trends. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors will affect our ability to maintain the proper mix of products in each store, including without limitation, variations in local economic conditions, which could affect our customers' discretionary spending, unanticipated fashion trends, our success in distributing merchandise to our stores in an efficient manner and changes in weather patterns, which in turn affect consumer preferences. If we misjudge the market for our products, or if we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales due to significant excess inventories for some products and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have an adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO COMPETE FAVORABLY IN OUR HIGHLY COMPETITIVE MARKETS

     The retail apparel business is highly competitive, and we only account for a small fraction of the total market for men's, women's and children's apparel. We compete against discount stores, apparel specialty stores, department stores, manufacturer-owned factory outlet stores and others. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as changes in their pricing policies, marketing activities and other business strategies, could have and adverse effect on our business, financial condition, results of operations and our market share.

IF WE ARE UNABLE TO RENEW OR ENTER INTO NEW LEASES ON FAVORABLE TERMS, OUR REVENUE GROWTH MAY DECLINE

     Fourteen of our 37 stores are located in leased premises and the leases for ten of these 14 stores expire by 2009 and are subject to renewal. If the cost of leasing existing stores increases, we cannot assure that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional new sites for new stores in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new stores.

OUR RESULTS OF OPERATIONS DEPEND ON KEEPING OUR EXPENSES AT AN APPROPRIATE LEVEL

     Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our expense budget or to appropriately reduce expenses during a weak sales season, our results of operations could be adversely affected.

OUR RELATIONSHIPS WITH VENDORS

     We currently purchase first-quality, in-season designer and brand name merchandise from more than 200 vendors at prices below those generally available to major department and specialty stores. Although we have maintained long-term business relationship with many of these vendors, there can be no assurance that we will be able to continue to purchase first-quality, in-season merchandise from these vendors in the same breadth of styles and sizes, in the same or greater volumes and at prices as favorable as those currently available to us. If we fail to strengthen our relations with our existing vendors, or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our competitive position.

INVENTORY MANAGEMENT

     The fashion-oriented nature of the our products and the rapid changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Our ability to manage inventories properly is an important factor in our operations. Inherent in our calculations are certain significant management judgments and estimates, including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. While management believes that these methods provide an inventory valuation which reasonably approximates cost, if market conditions are less favorable than those projected, additional markdowns may be required. Our inability of to effectively manage inventory would have a material adverse effect on our business, financial condition and results of operations.

OUR FAILURE TO RETAIN OUR EXISTING SENIOR MANAGEMENT AND TO CONTINUE TO ATTRACT QUALIFIED NEW PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

     Our success will depend on the our ability to retain our key personnel and attract and retain talented, highly qualified executives. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be adversely affected. Furthermore, our success is also dependent on our ability to hire and train qualified retail management and associates.

     We are also subject to risks associated with any significant disruptions in our relationship with our employees, including union employees, and any work stoppages by our employees, including union employees.

A DECLINE IN GENERAL ECONOMIC CONDITIONS COULD LEAD TO REDUCED CONSUMER DEMAND FOR OUR MERCHANDISE

     Consumer spending habits, including spending for merchandise, are affected by, among other things, prevailing economic conditions, levels of employment, salary and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. A decline in general economic conditions could lead to a reduced consumer demand for our merchandise, however, because of our discount pricing policies, a decline in general economic conditions may result in increased sales.

WE ARE SUBJECT TO POTENTIAL FOR UNINSURED LOSSES AND/OR CLAIMS

     We are subject to the possibility of uninsured losses from risks such as terrorism, earthquakes or floods, for which no, or limited, insurance coverage is maintained. We are also subject to risk of losses which may arise from adverse litigation results or other claims.

OTHER FACTORS COULD AFFECT OUR RESULTS OF OPERATIONS AND OUR ABILITY TO GROW

     Other factors that could cause actual results to differ materially from those predicted and that may adversely affect our ability to grow include: possible disruptions in our computer or telephone systems, increases in labor costs, higher than anticipated store closings or relocation costs, higher interest rates and unanticipated increase in merchandise or occupancy costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

THE STORES

  LOCATION

     At February 25, 2006, the Company had 37 stores, 14 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

                                       LEASED/       SELLING                                                 LEASED/       SELLING
    STATE       LOCATION                OWNED         SPACE              STATE       LOCATION                 OWNED         SPACE
    -----       --------                -----         -----              -----       --------                 -----         -----
CONNECTICUT                                                          NEW YORK/
                Fairfield              Owned         32,000          NEW JERSEY
                Hartford               Leased        31,000                          Park Avenue             Leased        45,000
                                                                                     Trinity                 Owned         40,000
FLORIDA                                                                              Westbury                Owned         72,000
                Fort Lauderdale        Owned         44,000                          Commack                 Owned         36,000
                Miami                  Owned         45,000                          Westchester             Leased        50,000
                West Palm Beach        Owned         36,000                          Rochester               Owned         32,000
                Tampa                  Owned         38,000                          Buffalo                 Owned         39,000
                Kendall                Leased        32,000                          Paramus                 Owned         56,000
                                                                                     Woodbridge              Leased        32,000
GEORGIA                                                                              Secaucus                Owned         29,000
                Norcross               Owned         51,000                          Cherry Hill             Owned         40,000
                Marietta               Owned         39,000
                                                                     OHIO
ILLINOIS                                                                             Highland Heights        Leased        36,000
                Addison                Owned         47,000
                Niles                  Leased        32,000          PENNSYLVANIA
                                                                                     King of Prussia         Owned         41,000
MARYLAND                                                                             Monroeville             Owned         31,000
                Rockville              Owned         61,000
                Towson                 Leased        41,000          RHODE ISLAND
                                                                                     N. Cranston             Leased        27,000
MASSACHUSETTS
                Norwood                Leased        36,000          TEXAS
                Peabody                Leased        39,000                          Dallas                  Owned         42,000
                                                                                     Houston                 Owned         34,000
MICHIGAN                                                                             Hurst                   Owned         38,000
                Southfield             Owned         46,000
                Troy                   Leased        37,000          VIRGINIA
                                                                                     Falls Church            Leased        39,000
MISSOURI
                St. Louis               Leased       33,000

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

     The Company has entered into a Contract of Sale with Anton Lamar, Inc. on February 25, 2006 which got subsequently assigned to Lionstone Urban Investments One, L.P. on March 10, 2006 to sell certain real property in Dallas, Texas, and the buildings and improvements on such property including the building currently the site of the Company's Dallas store. The Company has also entered into a Contract of Sale with McFarland Development, LLC on August 1, 2005 to sell certain property in Rochester, New York, and the building and improvements on such property including the building currently the site of the Company's Rochester store. The closings on the Rochester, New York and Dallas, Texas properties have not been consummated.

   LEASE TERMS

     Fourteen of the Company's 37 stores are currently leased from unrelated parties, and the Elmsford, New York store is leased from Sy Syms, the Chairman of Syms Corp. The following table summarizes lease expirations and any renewal options:

                           NUMBER OF      NUMBER OF         RANGE IN
     CALENDAR                LEASES      LEASES WITH     YEARS OF OPTION
     PERIODS               EXPIRING    RENEWAL OPTIONS     PERIODS (1)
     -------------------   ---------   ---------------   ---------------

     2006                      1              0                    0
     2007                      1              0                    0
     2008                      2              1              5 years
     2009                      3              2              5 years
     2010                      4              4              5 years
     2011 and thereafter       4              3              5 years


     (1) Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

     Store leases provide for a base rental of between approximately $5.06 and $40.79 per square foot. In addition, under the "net" terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. One of the Company's stores provide for rent based on a percentage of sales. Minimum rental payments for Syms' leased stores aggregated $7,427,590 for the year ended February 25, 2006, of which $796,500 was paid to Sy Syms as fixed rent. On December 1, 2002, Syms Corp and Sy Syms signed a lease for the Elmsford store for an annual rent of $796,500 which expires on November 30, 2010.

   STORE OPENINGS/CLOSINGS

     The Company did not open or close any stores in fiscal 2005.

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

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The common stock of the Company (the "Common Stock") is listed for trading on the New York Stock Exchange under the symbol "SYM". The following table sets forth the high and low sales prices for the Company's Common Stock as reported by the New York Stock Exchange for each quarter within the two most recent fiscal years of the Company.

                                                       HIGH       LOW
                                                       ----       ---
          Quarter ended February 25, 2006             $15.47    $14.12
          Quarter ended November 26, 2005              15.08     13.02
          Quarter ended August 27, 2005                15.64     13.08
          Quarter ended May 28, 2005                   13.80     11.84

          Quarter ended February 26, 2005             $13.91    $11.85
          Quarter ended November 27, 2004              12.54      9.95
          Quarter ended August 28, 2004                11.58      7.93
          Quarter ended May 29, 2004                    8.25      7.62

HOLDERS

     As of April 19, 2006, there were 111 record holders of the Company's Common Stock.

DIVIDENDS

     On April 7, 2005, the Company's Board of Directors declared a special one-time cash dividend of $1.00 per common share, payable May 12, 2005, to shareholders of record as of April 27, 2005. The Board of Directors of the Company did not declare dividends in the fiscal year ended February 26, 2005. Payment of dividends is within the discretion of the Company's Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Consolidated Financial Statements regarding covenants in the Company's revolving credit agreement).

ISSUER PURCHASES OF EQUITY SECURITIES

     There were no repurchases of the Company's equity securities during the fourth quarter of fiscal 2005.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended February 25, 2006, February 26, 2005, February 28, 2004, March 1, 2003 and March 2, 2002. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.

                                                                        FISCAL YEAR ENDED
                                           ----------------------------------------------------------------------------
                                           FEBRUARY 25,    FEBRUARY 26,    FEBRUARY 28,       MARCH 1,         MARCH 2,
                                               2006            2004            2003             2002             2005
                                           ------------    ------------    ------------       --------         --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales ................................   $280,389        $283,567        $275,219         $281,505         $287,744
Net income (loss) ........................      3,436           2,177          (4,688)          (9,035)          (2,319)
Net income (loss) per share - basic ......       0.23            0.14           (0.31)           (0.58)           (0.15)
Dividends paid ...........................     15,028              --              --               --               --
Net income (loss)  per share - diluted ...       0.23            0.14           (0.31)           (0.58)           (0.15)

BALANCE SHEET DATA:
Working capital ..........................   $ 81,832        $ 92,428        $ 76,205         $ 77,342         $ 85,961
Total assets .............................    239,119         253,491         253,738          262,473          276,494
Other long term liabilities ..............      1,520           1,610           1,862            1,891            2,118

Shareholders' equity .....................    210,534         224,596         223,174          230,153          241,457

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

EXECUTIVE OVERVIEW

     Syms is an off-price retailer which operates a chain of thirty seven apparel stores located throughout the Northeastern and middle Atlantic regions, the Midwest, Southeast and Southwest. Syms stores offer a broad range of first-quality, in-season merchandise bearing nationally recognized designer and brand-name labels in men's, women's and children's apparel.

     The Company experienced an improved performance in fiscal 2005 as compared to fiscal 2004. Although total store sales declined 1.1% due to the closing of three stores in fiscal 2004, comparable store sales increased by 1.0%. Our continued focus is on improving gross margin levels, lower expenses and inventories accounts for this improvement in operating performance. In fiscal 2006, we will continue our focus on sales improvement, expense and inventory management which will allow us to maintain our strong cash position and minimize our debt.

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

     LONG-LIVED ASSETS - In evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated discounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company's current estimates.

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

RESULTS OF OPERATIONS

     The following discussion compares the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004. The fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 were each comprised of 52 weeks.

     FISCAL YEAR ENDED FEBRUARY 25, 2006 (FISCAL 2005) COMPARED TO FISCAL YEAR ENDED FEBRUARY 26, 2005 (FISCAL 2004)

     Net sales for the fiscal year ended February 25, 2006 were $280,389,000, a decrease of $3,178,000 (1.1%) as compared to net sales of $283,567,000 for the fiscal year ended February 26, 2005. The decrease in sales can be largely attributable to the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ. Comparable store sales increased 1.1% for the fiscal year ended February 25, 2006 compared to fiscal year ended February 26, 2005. In our comparable store computation, we only include stores that have been opened for a period of at least twelve months and stores that were open during both fiscal years. We did not have any relocated stores or expansion in square footage in the fiscal years 2005 and 2004.

     Gross profit for the fiscal year ended February 25, 2006 was $113,076,000, an increase of $1,194,000 (40.3% as a percentage of net sales) as compared to $111,882,000 (39.5% as a percentage of net sales) for the fiscal year ended February 26, 2005. The increase in gross profit dollars is largely attributable to lower markdowns and improved shrinkage performance for the fiscal year 2005 versus fiscal year 2004. The Company's gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other like items, such as selling and general and administrative expenses and occupancy costs.

     Selling, general and administrative (SG&A) expense was $73,571,000 (26.2% as a percentage of net sales) for the fiscal year ended February 25, 2006 as compared to $75,156,000 (26.5% as a percentage of net sales) for the fiscal year ended February 26, 2005. The closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ accounts for the decline in expenses in fiscal 2005.

     Advertising expense for the fiscal year ended February 25, 2006 was $8,097,000 (2.9% as a percentage of net sales) as compared to $7,666,000 (2.7% as a percentage of net sales) for the fiscal year ended February 26, 2005. The increase in advertising in fiscal 2005 as compared to fiscal 2004 was due to higher expenditures in fiscal 2005 in TV and direct mail promotions.

     Occupancy costs were $17,370,000 (6.2% as a percentage of net sales) for the fiscal year ended February 25, 2006 as compared to $17,117,000 (6.0% as a percentage of net sales) for the fiscal year ended February 26, 2005. The increase in occupancy of $253,000 is the result of increased electricity expenses and real estate taxes which was partially offset by the occupancy expense of the three stores closed in fiscal 2004.

     Depreciation and amortization expense amounted to $8,821,000 (3.2% as a percentage of net sales) for the fiscal year ended February 25, 2006 as compared to $9,574,000 (3.4% as a percentage of net sales) for the fiscal year ended February 26, 2005. This decline in depreciation expense resulted from some computer software assets becoming fully depreciated, and the closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ.

     In the fiscal year ended February 26, 2005, the Company recorded a gain of $721,000 from the sale of land in Roseland, New Jersey. This gain was offset by a charge of $1,271,000 resulting from the exercise by the Company of its option to purchase the Lawrenceville store and the simultaneous sale of the Lawrenceville store resulting in a net loss on the sale of assets of $550,000. The Lawrenceville store was closed on October 16, 2004. This action was taken by the Company as part of its continued efforts to improve profitability.

     Net income before income taxes was $6,197,000 for the fiscal year ended February 25, 2006 as compared to net income before tax of $2,306,000 for the fiscal year ended February 26, 2005. This improvement in profit performance in fiscal 2005 as compared to fiscal 2004 resulted from higher gross profit dollars, lower expense and a non-recurring expense in fiscal 2004.

     For the fiscal year ended February 25, 2006 the effective income tax expense was 44.5% as compared to 5.6% for the fiscal year ended February 26, 2005. Included in the 52 weeks ended February 26, 2005 was a tax refund from the State of Maryland for approximately $1,400,000.

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

     Advertising expense for the fiscal year ended February 26, 2005 was $7,666,000 (2.7% as a percentage of net sales) as compared to $8,409,000 (3.1% as a percentage of net sales) for the fiscal year ended February 28, 2004. The reduction in advertising expense is largely attributable to a reduction in fiscal 2005 in TV advertising with a larger emphasis on radio and print media.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at February 25, 2006 was $81,832,000, a decrease of $10,596,000 from February 26, 2005, and the ratio of current assets to current liabilities was 4.02 to 1 as compared to 4.39 to 1 at February 26, 2005. The decrease in working capital is largely attributable to payment of dividends, purchase of treasury shares and PP&E offsetting cash flows from operations.

     Net cash provided by operating activities totaled $20,079,000 for fiscal 2005 as compared to $12,498,000 for fiscal 2004. This increase is due to lower merchandise inventories as planned by management and higher profit.

     Net cash used in investing activities was $3,887,000 for fiscal 2005 as compared to net cash provided by investing activities of $490,000 for fiscal 2004. Purchases of property and equipment totaled $3,894,000 and $2,704,000 for fiscal years 2005 and 2004, respectively. This increase resulted from the renovation of the Cleveland store.

     Net cash used in financing activities was $17,854,000 for the fiscal year ended February 25, 2006 as compared to $1,064,000 for the fiscal year ended February 26, 2005. This increase was due to the one-time cash dividend paid by the Company on May 12, 2005 to its shareholders of record totaling $15,028,000.

     The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. For the fiscal years ended February 25, 2006 and February 26, 2005, there were no borrowings under the revolving credit agreement. At February 25, 2006 and February 26, 2005, the Company had
$1,189,234 and $744,517, respectively, in outstanding letters of credit under the revolving credit agreement.

     In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. The Company is not utilizing this facility.

     The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 3, 2007.

     The Company's Board of Directors had authorized the repurchase of up to 20% of its outstanding shares of Common Stock at prevailing market prices through June 7, 2006. During the year ended February 25, 2006, the Company purchased 273,000 shares which represented 1.8% of its outstanding shares at a total cost of $3,636,000.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year 2006.

IMPACT OF INFLATION AND CHANGING PRICES

     Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations for its last three fiscal years.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     To  facilitate  an  understanding   of  our  contractual   obligations  and
commercial commitments, the following data is provided:

                                                               PAYMENTS DUE BY PERIOD
                                    -----------------------------------------------------------------------------
                                                       Less than                                      More than
                                         Total          1 year        1-3 years       3-5 years        5 years
                                    -----------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS
  Employment Agreements               $ 1,350,000     $  450,000     $   900,000     $    --         $    --
  Operating Leases                     36,207,339      7,543,262      14,247,407      10,373,770      4,042,900
                                    -----------------------------------------------------------------------------
  Total Contractual Cash
  Obligations                         $37,557,339     $7,993,262     $15,147,407     $10,373,770     $4,042,900
                                    =============================================================================

                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    --------------------------------------------------------------------
                                     Total Amounts      Within                                 After 5
                                       Committed        1 year       2-3 years    4-5 years     Years
                                    --------------------------------------------------------------------
  OTHER COMMERCIAL COMMITMENTS
  Lines of Credit                      $    --        $    --           --            --         --
  Letters of Credit                     1,189,234      1,189,234        --            --         --
                                    --------------------------------------------------------------------

  Total Commercial Commitments         $1,189,234     $1,189,234        --            --         --
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures - Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

     (b) Management's Report on Internal Control over Financial Reporting

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

April 20, 2006

To the Stockholders' of Syms Corp.

     The management of Syms Corp. is responsible for the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

     In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of February 25, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

     Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to maintaining records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, assuring that receipts and expenditures are being made in accordance with authorizations of our management and directors and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

     The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

     BDO Seidman, LLP, independent accountants of our financial statements, has reported on management's assertion with respect to the effectiveness of our internal control over financial reporting as of February 25, 2006.

/s/ Marcy Syms
Marcy Syms
Chief Executive Officer

/s/ Antone F. Moreira
Antone F. Moreira
Chief Financial Officer

     (c) Internal Control Over Financial Reporting - There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Shareholders
Syms Corp
Secaucus, New Jersey

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Syms Corp and its subsidiary maintained effective internal control over financial reporting as of February 25, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Syms Corp and its subsidiary maintained effective internal control over financial reporting as of February 25, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syms Corp and subsidiaries as of February 25, 2006 and February 26, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 25, 2006 and our report dated April 20, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP


BDO Seidman, LLP
New York, New York
April 20, 2006

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of the Company are as follows:


             NAME               AGE                 TITLE
             ----               ---                 -----

Sy Syms (1) (2) (4) ..........   80   Chairman of the Board and
                                      Director of the Company

Marcy Syms (1) (2) (4) .......   55   Chief Executive Officer / President
                                      and Director of the Company

Antone F. Moreira ............   69   Vice President, Chief Financial Officer,
                                      Treasurer, Assistant Secretary and
                                      Director of the Company

Harvey A. Weinberg (3) (5) ...   68   Director of the Company

Amber Brookman (3) (5) .......   64   Director of the Company

Wilbur L. Ross, Jr (3) (5) ...   68   Director of the Company

Ronald Zindman ...............   56   Executive Vice President - General
                                      Merchandise Manager

Allen Brailsford .............   62   Executive Vice President - Operations

Myra Butensky ................   47   Vice President - Divisional Merchandise
                                      Manager Men's Tailored Clothing

James Donato .................   50   Vice President - Operations

Elyse Marks ..................   53   Vice President - MIS

John Tyzbir ..................   52   Vice President - Human Resources

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth equity compensation plan information as of February 25, 2006:

------------------------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------
                                                                          Number of securities
                                                                          remaining available
                           Number of securities                           for future issuance
                               to be issued        Weighted-average           under equity
                             upon exercise of      exercise price of       compensation plans
                           outstanding options,   outstanding options    (excluding securities
Plan category              warrants and rights    warrants and rights   reflected in column (a))
-------------              -------------------    -------------------   ------------------------
                                   (a)                    (b)                     (c)
-------------------------- --------------------- ---------------------- -------------------------
Equity compensation
plans approved by
security holders.........        738,511                 $8.08                  194,890
-------------------------- --------------------- ---------------------- -------------------------
Equity compensation
plans not approved by
security holders..........         N/A                    N/A                     N/A
-------------------------- --------------------- ---------------------- -------------------------
Total.....................       738,511                 $8.08                  194,890
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

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                           PAGE NUMBER

(a) (1)   Financial Statements:

          Report of Independent Registered Public Accounting Firm  F-1
          Consolidated Balance Sheets ............................ F-2
          Consolidated Statements of Operations .................. F-3
          Consolidated Statements of Shareholders' Equity ........ F-4
          Consolidated Statements of Cash Flows .................. F-5
          Notes to Consolidated Financial Statements ............. F-6

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

10.4 Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (exhibit 28.1 to 8-K Report dated May 1986)

10.21 Syms Corp 1983 Incentive Stock Option and Appreciation Plan as Amended and Restated (Exhibit A to Company's Proxy Statement for the 1993 Annual Meeting of Shareholders)

10.32 Revolving Credit Agreement dated as of December 1, 1993 between Syms Corp and Summit Bank (successor to United Jersey Bank) (8-K Report dated December 7, 1993)

10.33 Form of Indemnification Agreement between Registrant and Directors and Executive Officers of the Registrant (10-K Report for fiscal year ended March 2, 1996)

10.35 Employment Agreement dated November 1, 1996 between Syms Corp and Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.36 Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.38 First Amendment to Revolving Credit Agreement, dated November 24, 1997, between Syms Corp and Summit Bank. (10-K Report for fiscal year ended February 28, 1998)

10.39 Credit Program Agreement, dated January 27, 2000 between Syms Corp and Conseco Finance Corp (10-K Report for fiscal year ended February 26,
          2000)

10.41 Amendment to the Amended and Restated Incentive Stock Option and Appreciation (10-Q Report for quarter ended November 25, 2000)

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

10.52 Syms Corp 2005 Stock Option Plan, as amended (current report on Form 8-K dated August 5, 2005)

10.53 Form of Nonqualified Stock Option Award Agreement for 2005 Stock Option Plan (current report on Form 8-K dated August 5, 2005)

10.54 Form of Incentive Option Award for 2005 Stock Option Plan (current report on Form 8-K dated August 5, 2005)

10.55 Form of Restricted Stock Award for 2005 Stock Option Plan (current report on Form 8-K dated August 5, 2005)

21*       List of Subsidiaries

23.1*     Consent of BDO Seidman, LLP

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


                     SYMS CORP

                     By:  /s/ Marcy Syms
                         -----------------------------------
                         Marcy Syms
                         Chief Executive Officer / President

                     Date:  April 21, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                            DATE
---------                             -----                            ----

/s/ Sy Syms                 Chairman of the Board                April 21,  2006
------------------------    and Director
Sy Syms


/s/ Marcy Syms              Chief Executive Officer/President    April 21,  2006
------------------------    and Director
Marcy Syms                  (Principal executive officer)


/s/ Antone F. Moreira       Vice President, Chief Financial      April 21,  2006
------------------------    Officer, Assistant Secretary
Antone F. Moreira           and Director
                            (Principal financial and
                            accounting officer)

/s/ Harvey A. Weinberg      Director                             April 21,  2006
------------------------
Harvey A. Weinberg

/s/ Amber M. Brookman       Director                             April 21,  2006
------------------------
Amber M. Brookman


/s/ Wilbur L. Ross, Jr.     Director                             April 21,  2006
------------------------
Wilbur L. Ross, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and the Shareholders
Syms Corporation
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp, and its subsidiary, as of February 25, 2006 and February 26, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 25, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syms Corp, and its subsidiary, at February 25, 2006 and February 26, 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syms Corp's internal control over financial reporting as of February 25, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 20, 2006 expressed an unqualified opinion thereon.



/s/ BDO Seidman, LLP
New York, New York
April 20, 2006

SYMS CORP AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FEBRUARY 25,   FEBRUARY 26,
                                                         2006           2005
                                                     ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $  30,007       $  31,669
   Receivables                                            3,158           2,653
   Merchandise inventories                               57,469          66,124
   Deferred income taxes                                  6,325           6,382
   Assets held for sale                                   5,882           6,878
   Prepaid expenses and other current assets              6,056           6,007
                                                      ---------       ---------
               Total current assets                     108,897         119,713


PROPERTY AND EQUIPMENT - NET                            106,702         110,614

DEFERRED INCOME TAXES                                     5,511           7,212

OTHER ASSETS                                             18,009          15,952
                                                      ---------       ---------


TOTAL ASSETS                                          $ 239,119       $ 253,491
                                                      =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $  15,496       $  15,497
   Accrued expenses                                       7,631           7,835
   Accrued insurance                                        313
                                                                            570
   Obligation to customers                                3,625           3,383
                                                      ---------       ---------
               Total current liabilities                 27,065          27,285



OTHER LONG TERM LIABILITIES                               1,520           1,610

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share -
   authorized 1,000 shares; none outstanding                 --              --
   Common stock, par value $0.05 per share -
   authorized 30,000 shares; 14,934 shares
   outstanding as of February 25, 2006 (net of
   3,328 treasury shares) and 15,087 shares
   outstanding as of February 26, 2005 (net of
   3,055 treasury shares)                                   769             763
   Additional paid-in capital                            16,656          15,496
   Treasury stock                                       (29,649)        (26,013)
   Retained earnings                                    222,758         234,350
                                                      ---------       ---------

               Total shareholders' equity               210,534         224,596
                                                      ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 239,119       $ 253,491
                                                      =========       =========

See Notes to Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FISCAL YEAR ENDED
                                        ----------------------------------------
                                        FEBRUARY 25,  FEBRUARY 26,  FEBRUARY 28,
                                            2006          2005          2004
                                        ------------  ------------  ------------

NET SALES                                $ 280,389     $ 283,567     $ 275,219
Cost of goods sold                         167,313       171,685       167,468
                                         ---------     ---------     ---------
Gross profit                               113,076       111,882       107,751

EXPENSES
Selling, general and administrative         73,571        75,156        76,304
Advertising                                  8,097         7,666         8,409
Occupancy                                   17,370        17,117        17,418
Depreciation and amortization                8,821         9,574        10,896
Loss on sale of assets                          --           550            --
Other income                                   (58)          (55)         (368)
Special charges                                 --            --           500
                                         ---------     ---------     ---------
Total expenses                             107,801       110,008       113,159
Income (loss) from operations                5,275         1,874        (5,408)
Interest expense                               181           154           206
                                                       ---------     ---------
Interest income                             (1,103)         (586)         (181)
Income (loss) before income taxes            6,197         2,306        (5,433)
Provision (benefit) for income taxes         2,761           129          (745)
                                         ---------     ---------     ---------

NET INCOME (LOSS)                        $   3,436     $   2,177     $  (4,688)
                                         =========     =========     =========

Net Income (loss) Per Share - basic      $    0.23     $    0.14     $   (0.31)
                                         =========     =========     =========

Weighted Average Shares
  Outstanding - basic                       14,969        15,139        15,285
                                         =========     =========     =========

Net Income (loss) Per Share - diluted    $    0.23     $    0.14     $   (0.31)
                                         =========     =========     =========

Weighted Average Shares
  Outstanding - diluted                     15,288        15,340        15,285
                                         =========     =========     =========

See Notes to Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                            Additional
                            Common  Stock     Paid-in    Treasury Stock       Retained
                           Shares   Amount    Capital   Shares     Amount     Earnings       Total
                           ------   ------    -------   ------    --------    ---------    ---------
BALANCE AS OF
March 1, 2003              17,949   $  772    $14,093   (2,514)   $(21,573)   $ 236,861    $ 230,153

Exercise of options            23        1        146       --          --           --          147

Stock buyback                  --      (18)        --     (366)     (2,420)          --       (2,438)

Net loss                       --       --         --       --          --       (4,688)      (4,688)
                           ------   ------    -------   ------    --------    ---------    ---------

BALANCE AS OF
February 28, 2004          17,972      755     14,239   (2,880)    (23,993)     232,173      223,174

Exercise of options           170        8        948       --          --           --          956

Tax benefit derived from
exercise of options            --       --        309       --          --           --          309

Stock buyback                  --       --         --     (175)     (2,020)          --       (2,020)

Net profit                     --       --         --       --          --        2,177        2,177
                           ------   ------    -------   ------    --------    ---------    ---------

BALANCE AS OF
February 26, 2005          18,142      763     15,496   (3,055)    (26,013)     234,350      224,596

Exercise of options           120        6        804       --          --           --          810

Tax benefit derived from
exercise of options            --       --        356       --          --           --          356

Payment of dividends           --       --         --       --          --      (15,028)     (15,028)

Stock buyback                  --       --         --     (273)     (3,636)          --       (3,636)

Net profit                     --       --         --       --          --        3,436        3,436

BALANCE AS OF
                           ------   ------    -------   ------    --------    ---------    ---------
February 25, 2006          18,262   $  769    $16,656   (3,328)   $(29,649)   $ 222,758    $ 210,534
                           ======   ======    =======   ======    ========    =========    =========


See Notes to Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                         FISCAL YEAR ENDED
                                                             ------------------------------------------
                                                             FEBRUARY 25,   FEBRUARY 26,   FEBRUARY 28,
                                                                 2006           2005           2004
                                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $  3,436       $  2,177       $ (4,688)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                                     8,821          9,574         10,896
Deferred income taxes                                             2,115          1,430         (1,181)
Loss on sale of property and equipment                               (7)           696            394
(Increase) decrease in operating assets:
   Receivables                                                     (505)         1,151         (2,346)
   Merchandise inventories                                        8,655          3,102          8,925
   Prepaid expenses and other current assets                        (50)        (1,997)         1,753
   Other assets                                                  (2,076)        (1,972)        (5,891)
Increase (decrease) in operating liabilities:
  Accounts payable                                                   (1)          (657)         3,515
  Accrued expenses                                                 (461)          (567)        (5,460)
  Obligations to customers                                          242           (187)           218
  Other long term liabilities                                       (90)          (252)           (29)
                                                               --------       --------       --------
      Net cash provided by operating activities                  20,079         12,498          6,106
                                                               --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (3,894)        (2,704)        (2,392)
Proceeds from sale of property and equipment                          7          3,194             66
                                                               --------       --------       --------
      Net cash provided by (used in) investing activities        (3,887)           490         (2,326)
                                                               --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend                                             (15,028)            --             --
Purchase of treasury shares                                      (3,636)        (2,020)        (2,438)
Exercise of options                                                 810            956            147
                                                               --------       --------       --------
      Net cash used in financing activities                     (17,854)        (1,064)        (2,291)
                                                               --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,662)        11,924          1,489
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   31,669         19,745         18,256
                                                               --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 30,007       $ 31,669       $ 19,745
                                                               ========       ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $    146       $    170       $    272
                                                               ========       ========       ========
   Income taxes paid, net of refunds                           $    554       $ (1,387)      $  4,267
                                                               ========       ========       ========

See Notes to Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED FEBRUARY 25, 2006, FEBRUARY 26, 2005 AND FEBRUARY 28, 2004
--------------------------------------------------------------------------------

NOTE 1     -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPAL BUSINESS - Syms Corp and subsidiary (the "Company") operate a chain of 37 "off-price" retail stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest,
     Southeast and Southwest. Each Syms store offers a broad range of first-quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b.   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include
     the  accounts  of  the  Company  and  its  wholly-owned   subsidiary.   All
     significant intercompany accounts and transactions have been eliminated.

c. ACCOUNTING PERIOD - The fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 were comprised of 52 weeks.

d. CASH AND CASH EQUIVALENTS- Cash and cash equivalents include securities with original maturities of three months or less.

e. CONCENTRATIONS OF CREDIT RISK - The Companies' financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

     The Companies have substantially all of their cash in banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 in each bank. Such cash balances at times exceed federally-insured limits. The Companies have not experienced any losses in such accounts.

     The Company has a collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union which expires on May 27, 2006 and covers 134 sales and tailor employees. The Company's collective bargaining  agreements  with  Local  1102  of  the  Retail,  Wholesale  and
     Department Store Union and the United Food and Commercial Workers Union expired on March 31, 2006 and will expire on April 30, 2006, respectively, which together cover sales and tailor employees. The Company believes its relationships with the unions are good. The Company is presently negotiating with the unions to renew these contracts and expects these agreements to be satisfactorily finalized, shortly.

f.   RECEIVABLES - Receivables represent third party credit card receivables.

g. MERCHANDISE INVENTORIES - Merchandise inventories are stated at the lower of cost or market on a first-in first- out (FIFO) basis, as determined by the retail inventory method.

h.   PROPERTY  AND  EQUIPMENT  -  Property  and  equipment  are  stated at cost.
     Depreciation   and   amortization   are   principally   determined  by  the
     straight-line method over the following estimated useful lives:

     Buildings and improvements   15 - 39 years
     Machinery and equipment      4 - 7 years
     Furniture and fixtures       7-10 years
     Leasehold improvements       Lesser of life of the asset or life of lease
     Computer software            3 years

     The Company's policy is to amortize leasehold improvements over the original lease term and not include any renewal terms. The Company's policy is to capitalize costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use. Computer software is included in property, plant and equipment - net on the balance sheet.

i.   IMPAIRMENT  OF  LONG-LIVED  ASSETS  -  The  Company   periodically  reviews
     long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management's strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets.

j. INCOME TAXES - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end.

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

m. REVENUE RECOGNITION - The Company recognizes revenue at the "point of sale". Allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded.

n. COMPREHENSIVE INCOME - Comprehensive income is equivalent to the Company's net income for fiscal years 2005, 2004 and 2003.

o. SEGMENT REPORTING - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment - the operation of retail off-price stores. Revenues from external customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three fiscal years was as follows:

p. Gross Profit - The Company's gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other like items, such as selling and general and administrative expenses and occupancy costs.

                                                             FISCAL YEAR
                                                         ------------------
                                                         2005   2004   2003
                                                         ----   ----   ----

     Men's tailored clothes and haberdashery              54%    53%    52%
     Women's dresses, suits, separates and accessories    28%    29%    30%
     Shoes                                                 8%     8%     8%
     Children's wear                                       7%     7%     7%
     Luggage, domestics and fragrances                     3%     3%     3%
                                                         ---    ---    ---
                                                         100%   100%   100%

     The Company does not rely on any major customers as a source of revenue.

q. COMPUTER SOFTWARE COSTS - The Company capitalizes the cost of software developed or purchased for internal use.

r. OTHER ASSETS - Other assets include $17,304,000 and $15,266,000 of cash surrender value of officer's life insurance, and $705,000 and $686,000 of other miscellaneous assets such as security deposits, step rent receivables and deferred lease acquisition costs at February 25, 2006 and February 26, 2005, respectively.

s. ADVERTISING COSTS - Advertising and sales promotion costs are expensed at the time the advertising occurs. Advertising and sales promotion costs were $8,097,000, $7,666,000 and $8,409,000 in 2005, 2004 and 2003, respectively.
     The Company does not receive any allowances and credits from vendors in connection with the purchase or promotion of the vendor's product, such as, co-operative advertising and other considerations.


t. RECLASSIFICATIONS - Certain amounts in the 2003 and 2004 financial statements have been reclassified to conform with the 2005 presentation.

u. ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company complies with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

     Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of the Financial Accounting Standards Board ("FASB") Statement No. 123" is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2004 and 2003 and a total of 97,500 options were granted in 2005. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                2005      2004      2003
                                               ------    ------   -------

     (in thousands except per share amount)

     Net income (loss) as reported             $3,436    $2,177   ($4,688)

       Less stock option expense using
         fair value method                       (773)       --     ($484)
                                               ------    ------   -------

     Pro forma net income (loss)               $2,663    $2,177   ($5,172)
                                               ======    ======   =======

     Net income (loss) per share basic
       and diluted as reported                   $.23      $.14     ($.31)

     Net income (loss) per share basic
       and diluted pro forma                     $.17      $.14     ($.34)

     The Black-Scholes for fiscal 2005 resulted in an expense attribution of $773,000. There were 739,000 options outstanding and exercisable at a weighted average price of $8.08. The assumptions used in the Black-Scholes calculations were at an interest rate of 4.23% in 2005. Stock volatility was 0.33 for fiscal 2005. The expected life of the options outstanding range from .6 to 9.3 years. There is no expected annual dividend for the indefinite future.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

     In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Assets Retirements Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006.

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

     In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective the first annual period that begins after June 15, 2005 or the Company's first quarter of fiscal 2006. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.. If options are granted in the future, it could have a material affect on operations. We intend to implement the provisions of this statement in the first quarter of 2006.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payments" ("SAB 107"). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based compensation for public companies. We intend to apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                    FEBRUARY 25,   FEBRUARY 26,
                                                        2006           2005
                                                    ------------   ------------
                                                         (IN THOUSANDS)

     Land                                             $ 40,663       $ 40,279
     Buildings and building improvements               118,154        116,251
     Leasehold and leasehold improvements               30,192         30,139
     Machinery and equipment                            22,432         21,637
     Furniture and fixtures                             20,954         20,943
     Construction in progress                            1,626            249
     Computer software                                  12,717         11,888
                                                      --------       --------
                                                       246,738        241,386


     Less accumulated depreciation and amortization    140,036        130,772
                                                      --------       --------
                                                      $106,702       $110.614
                                                      ========       ========

Included in assets held for sale is property that the Company intends to sell (property located in Dallas, Texas and Rochester, New York). The Company presently has contracts to sell both properties at amounts in excess of its carrying value. Such assets have carrying value of approximately $5,882,000 as of February 25, 2006. At February 26, 2005, assets held for sale included a contract for the purchase of the North Randall, Ohio property. This contract was cancelled by seller and this has been placed back into property and equipment..

NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                FISCAL YEAR ENDED
                                     ----------------------------------------
                                     FEBRUARY 25,  FEBRUARY 26,  FEBRUARY 28,
                                         2006          2005          2004
                                     ------------  ------------  ------------
                                                                (in thousands)

     Current:
        Federal                        $   226       $    --       $    --
        State                              420        (1,301)          436
                                       -------       -------       -------
                                           646        (1,301)          436
                                       -------       -------       -------

     Deferred:
        Federal                          1,853         1,279          (279)
         State                             262           151          (902)
                                       -------       -------       -------
                                         2,115         1,430        (1,181)
                                       -------       -------       -------
                                       $ 2,761       $   129       $  (745)
                                       =======       =======       =======


     The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

                                                   FISCAL YEAR ENDED
                                        ----------------------------------------
                                        FEBRUARY 25,  FEBRUARY 26,  FEBRUARY 28,
                                           2006          2005          2004
                                        ------------  ------------  ------------

     Statutory Federal income tax rate      35.0%         35.0%        (35.0%)
     State taxes                             7.1%        (32.4%)        (5.6%)
     Officers' life insurance                6.5%         22.2%          9.3%
     Expiration of net operating loss         --            --         (12.0%)
     Change of valuation allowance            --         (21.7%)        27.6%
     Adjustment of prior year deferred tax  (4.7%)          --            --
     Other                                    .6%          2.5%          2.0%
                                          ------        ------        ------
     Effective income tax rate              44.5%          5.6%        (13.7%)
                                          ======        ======        ======

     The composition of the Company's deferred tax assets and liabilities is as follows:

                                                         FISCAL YEAR ENDED
                                                   -----------------------------
                                                    FEBRUARY 25,   FEBRUARY 26,
                                                        2006           2005
                                                   -------------- --------------
                                                   (In thousands) (In thousands)
Deferred tax assets:
   Capitalization of inventory costs                  $  1,075       $  1,199
   Pension cost                                            550            240
   Reserves not currently deductible for tax purposes    2,099          2,068
   Net operating losses                                  4,086          7,845
   Depreciation                                          4,248          2,687
   Step Rent                                               514            522
   Minimum tax credit                                      226             --
   Other                                                    38             33
                                                      --------       --------
   Deferred tax assets before valuation allowance       12,836         14,594
   Valuation allowance                                  (1,000)        (1,000)
                                                      --------       --------
   Net deferred  tax assets                           $ 11,836       $ 13,594
                                                      ========       ========

   Current deferred tax asset                         $  6,325       $  6,382
   Long term deferred tax asset                          5,511          7,212
                                                      --------       --------
   Total                                              $ 11,836       $ 13,594
                                                      ========       ========

At February 25, 2006, the Company had federal and state net operating loss carry forwards of $6,137,618 and $46,687,242, respectively. The Company maintains a valuation allowance of approximately $1,000,000 with regard to a net operating loss carry forward which expires within the next year. The valuation allowance relates to the state net operating loss carry forwards. The net operating losses expire in years through 2024.

Based on management's assessment it is more likely than not that deferred tax assets will be realized by future taxable income or tax planning strategies.

NOTE 4 - BANK CREDIT FACILITIES

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of February 25, 2006. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. For the fiscal years ended February 25, 2006 and February 26, 2005, there were no borrowings under the revolving credit agreement. At February 25, 2006 and February 26, 2005, the Company had $1,189,234 and $744,517, respectively, in outstanding letters of credit under the Revolving Credit Agreement. The outstanding letters of credit for the fiscal years ended February 25, 2006 and February 26, 2005 are part of the unsecured $30,000,000 line of credit.

Total interest charges incurred for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 were $181,000, $154,000 and $206,000, respectively. There was no capitalized interest for fiscal years 2005, 2004 and 2003.

In addition, the Company has a separate $10,000,000 credit facility with another bank available for the issuance of letters of credit for the purchase of merchandise. This agreement may be cancelled at any time by either party. The Company is not currently using this facility.

NOTE 5 - FAIR VALUE DISCLOSURES

THE FAIR VALUE OF THE COMPANY'S CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE APPROXIMATES THEIR CARRYING VALUES AT FEBRUARY 25, 2006 AND FEBRUARY 26, 2005 DUE TO THE SHORT TERM MATURITIES OF THESE INSTRUMENTS.

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

     All plan assets are managed by outside investment managers. Asset allocations are reviewed on a regular basis by the investment management company. Equity securities are primarily S&P 500 which make up 56% of plan assets. Fixed securities make up the remaining 44% and are made up of the Lehman Aggregate and Merrill Lynch 1-3 year Government Corp.

The Company uses a December 31 measurement date.

The following information on the Company's pension plan is provided:

                                                     FEBRUARY 25,   FEBRUARY 26,
                                                         2006           2005
                                                       --------       --------
                                                           (In thousands)
CHANGE IN BENEFIT OBLIGATION:
   Net benefit obligation at beginning of year         $ 10,257       $  9,177
   Service cost                                             705            672
   Interest cost                                            585            554
   Actuarial loss                                           172            130
   Gross benefits paid                                     (287)          (276)
                                                       --------       --------
   Net benefit obligation at end of year               $ 11,432       $ 10,257
                                                       ========       ========

CHANGE IN PLAN ASSETS:

   Fair value of plan assets at beginning of year      $  7,403       $  6,462
   Employer contributions                                   571            616
   Gross benefits paid                                     (287)          (276)
   Actual return on plan assets                             363            601
                                                       --------       --------
   Fair value of plan assets at end of year            $  8,050       $  7,403
                                                       ========       ========

   Funded status at end of year                        $ (3,381)      $ (2,853)
   Unrecognized net actuarial loss                        2,203          1,836
   Unrecognized transition amount                            --             --
                                                       --------       --------
   Accrued benefit costs                               $  1,178       $ (1,017)
                                                       ========       ========


Pension expenses includes the following components:

                                                  FISCAL YEAR ENDED
                                       ----------------------------------------
                                       FEBRUARY 25,  FEBRUARY 26,  FEBRUARY 28,
                                           2006          2005            2004
                                       ------------  ------------  ------------
(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT
COST:
Service cost                              $ 705         $ 672         $   642
Interest cost                               585           554             494
Return on assets                           (363)         (601)         (1,003)
Amortization of (gain) loss                (194)           82             637
                                          -----         -----         -------
Net periodic benefit cost                 $ 733         $ 707         $   770
                                          =====         =====         =======

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate                               5.7%            6%              6%
Rate of compensation increase               4.5%          4.5%            4.5%

The expected long-term rate of return on plan assets was 8.0% for all years.

As of December 31, 2005, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are as follows:

               2006              $  378
               2007                 414
               2008                 451
               2009                 498
               2010                 543
               2011-2015         $3,309

The asset allocation for the Company's primary pension plans at the end of 2005 and 2004 and the target allocation of 2006, by asset category, are as follows:

                                                       % of             % of
                               Range of Target      Plan Assets      Plan Assets
         Asset Category        Asset Allocation        2005             2004
         --------------        ----------------     -----------      -----------

     Equity Securities               50%                56%              55%
     Fixed Income Securities         50%                44%              45%
                                                        ---             ---
     TOTAL                                             100%             100%


b. PROFIT-SHARING AND 401(K) PLAN - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company made a contribution to this plan in fiscal 2005 amounting to $200,000. The Company has not made any matching contributions to this plan during the fiscal years ended February 26, 2005 and February 28, 2004.

NOTE 7 - COMMITMENTS

a. LEASES - The Company has various operating leases for its retail stores, with terms expiring between 2006 and 2015. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.


Future minimum lease payments at February 25, 2006 are as follows:

                                                 OPERATING
                                                  LEASES
                                               ------------

     2006                                      $  7,543,262
     2007                                         7,447,662
     2008                                         6,799,745
     2009                                         5,902,369
     2010                                         4,471,401
     2011 and thereafter                          4,042,900
                                               ------------
     Total minimum payments                    $ 36,207,339
                                               ============


Rent expense for operating leases are as follows:

                                                 FISCAL YEAR ENDED
                                    --------------------------------------------
                                    FEBRUARY 25,    FEBRUARY 26,    FEBRUARY 28,
                                        2006            2005            2004
                                    ------------    ------------    ------------
                                                   (IN THOUSANDS)
Minimum rentals due                   $ 7,522         $ 7,841         $ 8,095
Escalation rentals accrued                (94)           (253)            (31)
Contingent rentals                         --              --              --
Sublease rentals                         (250)           (240)           (228)
                                      -------         -------         -------

                                      $ 7,178         $ 7,348         $ 7,836
                                      =======         =======         =======


b. EMPLOYMENT AGREEMENT - The Company has an employment agreement with its General Merchandising Manager, expiring 2009, pursuant to which the current annual compensation is approximately $450,000. In addition, this employee is entitled to additional compensation upon occurrence of certain events.

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

d. GUARANTEES - The Company does not have any guarantees as of February 25, 2006.

NOTE 8 - PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, in one or more series of preferred stock. The Board of Directors is authorized to establish the number of shares to be included in each such series, and to fix the designation, relative rights, preferences, qualifications and limitations of the shares of each such series.

NOTE 9 - STOCK OPTION PLAN

The Company's Amended and Restated Stock Option and Appreciation Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options or stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price. The Company has reserved 1,500,000 shares of common stock for issuance thereunder. The Company is no longer issuing options under its Amended and Restated Incentive Stock Option and Appreciation Plan.

No option or stock appreciation rights may be granted under the Amended and Restated Incentive Stock Option Plan after July 28, 2013. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company).

On July 14, 2005, at the annual meeting of shareholders of the Company, the shareholders of the Company approved the 2005 Stock Option Plan (the "2005 Plan"), which 2005 Plan was adopted by the Board of Directors of the Company on April 7, 2005 subject to shareholder approval. The 2005 Plan permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company's capital structure.

The 2005 Plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of such options for holders of more than 10% of the voting stock of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of non-qualified options and stock appreciation rights must not be less than fair market value.

The maximum exercise period for any option or stock appreciation right under the 2005 Plan is ten years from the date the option is granted (five years for any incentive stock options issued to a person who holds more than 10% of the voting stock of the Company).

The 2005 Plan permits the Company to issue restricted shares, restricted share units, performance units, cash-based awards and other share-based awards with such term and conditions (including applicable vesting conditions) as the Company shall determine, subject to certain terms and conditions set forth in the 2005 Plan.

                                                           FISCAL YEAR ENDED
                                   ------------------------------------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ------------------------------------------------------------------

                                    FEBRUARY 25, 2006      FEBRUARY 26, 2005      FEBRUARY 28, 2004
                                   --------------------   --------------------   --------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                    FISCAL     AVERAGE     FISCAL      AVERAGE    FISCAL      AVERAGE
                                     2005      EXERCISE     2004      EXERCISE     2003      EXERCISE
FIXED OPTIONS                       SHARES      PRICE      SHARES       PRICE     SHARES       PRICE
                                   --------    --------   --------    --------   --------    --------
Outstanding
  beginning of year                     711    $   7.49     7.4888    $   7.13      .1991    $   7.21
  Granted                               149       15.01                                            --
  Exercised                            (120)       5.21       (170)       5.63        (23)       5.63
  Cancelled                              (1)       5.21         (7)       5.63        (80)       8.58
-----------------------------------------------------------------------------------------------------
Outstanding, end of period              739    $   8.08     8.0711    $   7.49      .4888    $   7.13
=====================================================================================================

Options exerciseable at year end        739    $   8.08     8.0711    $   7.49      .4888    $   7.13


The following table summarizes information about stock options outstanding at February 25, 2006:

               OPTIONS OUTSTANDING AND EXERCISABLE
-----------------------------------------------------------------
                                                WEIGHTED-AVERAGE
                            NUMBER                 REMAINING
    RANGE OF            OUTSTANDING AT            CONTRACTUAL
 EXERCISE PRICES       FEBRUARY 25, 2006          LIFE (YEARS)
-----------------------------------------------------------------
      5.21                 377,935                    3.7

      7.41                  20,256                     .6

      9.15                  26,980                    1.2
      9.90                 215,840                    2.6

      15.01                 97,500                    9.3
                           -------

                           738,511

NOTE 10 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options, if they are dilutive.

        Net income (loss) per share have been computed as follows:

                                                  FISCAL    FISCAL    FISCAL
                                                   2005      2004      2003
                                                 -------   -------   --------
                                                        (IN THOUSANDS)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Net income (loss)                                $ 3,436   $ 2,177   ($ 4,688)
Average shares outstanding - basic                14,969    15,139     15,285

Net income (loss) per share - basic              $  0.23   $  0.14   ($  0.31)

Average shares outstanding - diluted              15,288    15,340     15,285

Net income (loss) per share - diluted            $  0.23   $  0.14   ($  0.31)

Options to  purchase  888,000  shares of common  stock were not  included in the
computation   of  diluted  net  loss  per  share  for  2003  because  they  were anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the expenses relating to a real estate lease with Sy Syms, Chairman of the Board of the Company, for the Elmsford, New York store. During fiscal years 2005, 2004 and 2003, the Company paid to Sy Syms $796,500, $796,500 and $796,500 respectively, in fixed rent.


NOTE 12 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                         QUARTER
                                         ---------------------------------------
                                          FIRST     SECOND      THIRD    FOURTH
                                         -------   --------    -------   -------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED FEBRUARY 25, 2006
Net sales                                $67,432   $ 61,457    $74,694   $76,806
Gross profit                              28,842     23,985     29,838    30,411
Net income (loss)                          1,055     (1,203)     1,180     2,404
Net income (loss) per share - basic         0.07      (0.08)      0.08      0.16
Net income (loss) per share - diluted       0.07      (0.08)      0.08      0.16


                                                         QUARTER
                                         ---------------------------------------
                                          FIRST     SECOND      THIRD    FOURTH
                                         -------   --------    -------   -------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED FEBRUARY 26, 2005
Net sales                                $68,321   $ 61,254    $75,980   $78,012
Gross profit                              28,156     23,269     30,074    30,383
Net income (loss)                              4     (3,732)     2,018     3,887
Net income (loss) per share - basic           --      (0.25)      0.13      0.26
Net income (loss) per share - diluted         --      (0.25)      0.13      0.26