Form 10-Q
period 2006-05-27
SYMS CORP
filed 2006-06-29
CIK 724742

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

                   for the quarterly period ended MAY 27, 2006

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

                          Yes  |_|          No  |X|

         At June 26, 2006 the latest practicable date, there were 14,518,613 shares outstanding of Common Stock, par value $0.05 per share.


================================================================================

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------




                                      INDEX


                                                                        PAGE NO.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  May 27, 2006, February 25, 2006 and May 28,              1

                  Condensed Consolidated Statements of Operations for
                  the 13 Weeks Ended May 27, 2006 and May 28, 2005         2

                  Condensed Consolidated Statements of Cash Flows
                  for the 13 Weeks Ended May 27, 2006 and May 28, 2005     3

                  Notes to Condensed Consolidated Financial Statements     4-7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8-11

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                              11

Item 4.           Controls and Procedures                                  11-12

PART II.          OTHER INFORMATION                                        12-13

                  Item 1.   Legal Proceedings
                  Item 1a.  Risk Factors
                  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
                  Item 3.   Defaults Upon Senior Securities
                  Item 4.   Submission of Matters to a Vote of
                            Security Holders
                  Item 5.   Other Information
                  Item 6.   Exhibits


SIGNATURES                                                                    14

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                       MAY 27,        FEBRUARY 25,       MAY 28,
                                                                        2006             2006             2005
                                                                   ---------------   -------------   --------------
                                                                     (UNAUDITED)        (NOTE)         (UNAUDITED)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                            $  56,432       $  30,007        $  26,206
   Receivables                                                              3,126           2,578            2,536
   Merchandise inventories                                                 71,384          57,469           80,564
   Deferred income taxes                                                    6,325           6,325            6,382
   Assets held for sale                                                         -           5,882            4,904
   Prepaid expenses and other current assets                                4,286           6,056            4,185
                                                                        ---------       ---------        ---------
     TOTAL CURRENT ASSETS                                                 141,553         108,317          124,777
PROPERTY AND EQUIPMENT - Net                                              106,676         106,702          111,037
DEFERRED INCOME TAXES                                                       5,511           5,511            7,213
OTHER ASSETS                                                               18,556          18,009           16,351
                                                                        ---------       ---------        ---------
     TOTAL ASSETS                                                       $ 272,296       $ 238,539        $ 259,378
                                                                        =========       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     $  37,454       $  14,916        $  36,395
   Accrued expenses                                                        20,682           7,631            8,876
   Accrued insurance                                                          288             313              499
   Obligations to customers                                                 3,612           3,625            3,281
                                                                        ---------       ---------        ---------
     TOTAL CURRENT LIABILITIES                                             62,036          26,485           49,051


OTHER LONG TERM LIABILITIES                                                 1,496           1,520            1,584
                                                                        ---------       ---------        ---------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, par value $100 per share. Authorized 1,000
   shares; none outstanding.                                                    -               -                -
   Common stock, par value $0.05 per share.  Authorized 30,000 shares; 14,519 shares outstanding (net of 3,746 in treasury shares)
   on May 27, 2006, 14,934 shares outstanding as of February 25, 2006
   (net of 3,328 treasury shares) and 14,966 shares outstanding
   (net of 3,221 treasury shares) on May 28, 2005                             769             769              765
   Additional paid-in capital                                              16,681          16,656           15,804
   Treasury stock                                                         (37,182)        (29,649)         (28,203)
   Retained earnings                                                      228,496         222,758          220,377
                                                                        ---------       ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY                                           208,764         210,534          208,743
                                                                        ---------       ---------        ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 272,296       $ 238,539        $ 259,378
                                                                        =========       =========        =========

NOTE: The balance sheet at February 25, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Condensed Consolidated Financial Statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 13 WEEKS ENDED
                                                                          MAY 27,                MAY 28,
                                                                           2006                   2005
                                                                          -------                -------
                                                                                   (Unaudited)

Net sales                                                                 $ 66,193               $67,432
Cost of goods sold                                                          38,482                38,590
                                                                          --------               -------
Gross profit                                                                27,711                28,842

Expenses:
Selling, general and administrative                                         18,690                18,275
Advertising                                                                  3,051                 2,835
Occupancy                                                                    4,456                 4,041
Depreciation and amortization                                                2,216                 2,215
Other income                                                                  (160)                  (10)
                                                                          --------               -------
Income (loss) from operations                                                 (542)                1,486
Gain on sale of real estate                                                (10,424)                    -
Interest income                                                               (444)                 (244)
                                                                          --------               -------
Income before income taxes                                                  10,326                 1,730
Provision for income taxes                                                   4,588                   675
                                                                          --------               -------
Net income                                                                $  5,738               $ 1,055
                                                                          ========               =======
Net income per share-basic                                                $   0.38               $  0.07
                                                                          ========               =======
Weighted average shares outstanding-basic                                   14,925                15,018
                                                                          ========               =======
Net income per share-diluted                                                $ 0.38                $ 0.07
                                                                          ========               =======
Weighted average shares outstanding- diluted                                15,293                15,282
                                                                          ========               =======


See Notes to Condensed Consolidated Financial Statements

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                          13 WEEKS ENDED
                                                                                     MAY 27,          MAY 28,
                                                                                      2006              2005
                                                                                     -------          -------
                                                                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  5,738         $  1,055
                                                                                   --------         --------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                                                    2,216            2,215
     Deferred income taxes                                                                -               (1)
     Gain on sale of fixed assets                                                   (10,432)               -
     (Increase) decrease in operating assets:
          Receivables                                                                  (548)             117
          Merchandising inventories                                                 (13,915)         (14,440)
          Prepaid expenses and other current assets                                   1,770            1,822
          Other assets                                                                 (531)            (404)
     Increase (decrease) in operating liabilities:

          Accounts payable                                                           22,538           20,898
          Accrued expenses                                                            8,502              868
          Income taxes                                                                4,511                -
          Other long term liabilities                                                   (24)             (26)
                                                                                   --------         --------
               Net cash provided by operating activities                             19,825           12,104
                                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of fixed assets                                              16,254                -
     Expenditures for property and equipment                                         (2,146)            (659)
                                                                                   --------         --------
               Net cash provided by (used in) investing activities                   14,108             (659)
                                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of dividends                                                                 -          (15,028)
     Exercise of options/Issuance of stock                                               25              310
     Purchase of treasury shares                                                     (7,533)          (2,190)
                                                                                   --------         --------
               Net cash (used in) financing activities                               (7,508)         (16,908)
                                                                                   --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 26,425           (5,463)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       30,007           31,669
                                                                                   --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             56,432         $ 26,206
                                                                                   ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                  $     53         $     31
                                                                                   ========         ========
         Income taxes paid (refunds received)                                      $     77         $    (43)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13 WEEKS ENDED MAY 27, 2006 AND MAY 28, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 1  -  THE COMPANY

Syms Corp (the "Company") operates a chain of 36 "off-price" retail clothing stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

NOTE 2  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended May 27, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 3, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 25, 2006.

NOTE 3  - ACCOUNTING PERIOD

The Company's fiscal year ends the Saturday nearest to the end of February. The fiscal year ended February 25, 2006 was comprised of 52 weeks. The fiscal year ending March 3, 2007 will be comprised of 53 weeks.

NOTE 4  -  MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

NOTE 5  -  BANK CREDIT FACILITIES

On November 5, 2003, the Company entered into a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This agreement has been extended through May 1, 2008 under similar terms and conditions and the line of credit has been increased from $20,000,000 to $30,000,000. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. This agreement was amended April 20, 2006 by modifying certain financial covenants and other terms and conditions to allow the Company to repurchase certain amounts of the Company's outstanding stock. The Company is in compliance with all covenants as of May 27, 2006. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of May 27, 2006, February 25, 2006 and May 28, 2005, there were no outstanding borrowings under this agreement. At May 27, 2006, February 25, 2006 and May 28, 2005, the Company had $1,366,955, $1,189,234 and $1,764,559
respectively, in outstanding letters of credit under this new agreement.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


NOTE 6  - NET INCOME PROFIT PER SHARE

In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share has been computed as follows:

                                                13 WEEKS ENDED
                                              MAY 27,      MAY 28,
                                               2006         2005
                                               ----         ----
Basic net income per share:

Net income                                 $   5,738     $   1,055
Average shares outstanding                    14,925        15,018

Basic net income per share                 $    0.38     $    0.07

Diluted net income per share:

Net income                                 $   5,738     $   1,055
Average shares outstanding                    14,925        15,018
Stock options                                    368           264
                                           ---------     ---------

Total average equivalent shares               15,293        15,282


Diluted net income per share               $    0.38     $    0.07

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

NOTE 8 - SHARE BASED COMPENSATION

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

       Effective February 25, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R).

       The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the three months ended May 27, 2006, and all options previously issued are fully vested.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Stock option  activity during the three months ended May 27, 2006 is as follows:
(In thousands, except per share amounts)

                                                                             Weighted
                                                           Weighted          Average
                                                           Average          Remaining         Aggregate
                                             Number        Exercise         Contracted        Intrinsic
                                           of Options       Price          Term (Years)         Value
                                           ----------      --------        ------------       ---------
Outstanding at February 25, 2006              739           $8.08               -                 -
Options granted                                -              -                 -                 -
Options exercised                             (4)            7.41               -                 -
Options forfeited                              -              -                 -                 -
Options outstanding at May 27, 2006           735           $8.09              3.72            $7,290
Options exercisable at May 27, 2006           735           $8.09              3.72            $7,290

       As of May 27, 2006, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

       Awards granted prior to the adoption of FAS 123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month period ended May 28, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the fair value method had been applied (in thousands except per share amounts):


                                                                     13 WEEKS
                                                                      ENDED
                                                                     5/28/05
                                                                  ------------
     Net income:                                                  $      1,055

     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                                 -
                                                                  ------------
     Pro forma net income                                         $      1,055
                                                                  ============

     Earnings per share:                                                 $0.07

     Basic, as reported                                                  $0.07
     Basic, pro forma                                                      -
     Diluted, as reported                                                $0.07
     Diluted, pro forma                                                    -


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

     The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in the Annual Report on Form 10-K for the fiscal year ended February 25, 2006. The Company has identified certain critical accounting policies that are described below.

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

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

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

RESULTS OF OPERATIONS

13 WEEKS ENDED MAY 27, 2006 COMPARED TO 13 WEEKS ENDED MAY 28, 2005

Net sales for the 13 weeks ended May 27, 2006 were $66,193,000, a decrease of $1,239,000 (1.8%) as compared to net sales of $67,432,000 for the 13 weeks ended May 28, 2005. This decline was concentrated mainly in the ladies apparel area. On a comparable store basis, sales decreased 1.8% for the 13 weeks ended May 27, 2006 as compared to the 13 weeks ended May 28, 2005. In our comparable store computation, we only include stores that have been open for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 13 weeks ended May 27, 2006 and May 28, 2005.

Gross profit for the 13 weeks ended May 27, 2006 was $27,711,000 (41.9% as a percentage of net sales), a decrease of $1,131,000 as compared to gross profit of $28,842,000 (42.8% as a percentage of net sales) for the fiscal period ended May 28, 2005. This decrease in gross profit is largely attributable to lower sales and higher markdowns in this period compared to the same period a year ago. The Company's gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items, such as selling and administrative expenses and occupancy costs.

Selling, general and administrative expense was $18,690,000 (28.2% as a percentage of net sales) for the 13 weeks ended May 27, 2006 as compared to $18,275,000 (27.1% as a percentage of net sales) for the 13 weeks ended May 28, 2005. This increase is largely attributable to higher payroll, health and pension benefits in the existing stores.

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


Advertising expense for the 13 weeks ended May 27, 2006 was $3,051,000 (4.6% as a percentage of net sales) as compared to $2,835,000 (4.2% as a percentage of net sales) for the 13 weeks ended May 28, 2005.

Occupancy costs were $4,456,000 (6.7% as a percentage of net sales) for the 13-week period ended May 27, 2006 as compared to $4,041,000 (6.0% as a percentage of net sales) for the 13 weeks ended May 28, 2005.

Depreciation and amortization amounted to $2,216,000 (3.3% as a percentage of net sales) for the 13 weeks ended May 27, 2006 as compared to $2,215,000 (3.3% as a percentage of net sales) for the 13 weeks ended May 28, 2005.

The Company recorded a gain of $10,424,000 resulting from the sale of its two stores located in Rochester, New York and Dallas, Texas. These two stores which closed in May 2006 included the land and buildings occupied by these stores. The Dallas store was replaced by a store located in Plano, Texas which opened in May 2006 and is a leased property.

Net income before tax for the 13 weeks ended May 27, 2006 was $10,326,000 as compared to $1,730,000 for the 13 weeks ended May 28, 2005. Without the gain on the sale of real estate of $10,424,000, the Company had a net loss before taxes of $98,000 for the 13 weeks ended May 27, 2006.

For the 13-week period ended May 27, 2006, the effective income tax rate was 44.4% compared to 39% for the period ended May 28, 2005.


LIQUIDITY AND CAPITAL RESOURCES

Working capital as of May 27, 2006 was $79,517,000, an increase of $3,791,000, as compared to $75,726,000 as of May 28, 2005. The ratio of current assets to current liabilities was 2.28 to 1 as compared to 2.51 to 1 as of May 28, 2005.

Net cash provided by operating activities totaled $19,825,000 for the 13 weeks ended May 27, 2006, an increase of $7,721,000 as compared to $12,104,000 for the 13 weeks ended May 28, 2005. This increase resulted principally from the sale of real estate in Rochester, New York and Dallas, Texas. Net cash provided by investment activities was $14,108,000 for the 13 weeks ended May 27, 2006, as compared to net cash used in operating activities of $659,000 for the 13 weeks ended May 28, 2005. Expenditures for property and equipment totaled $2,146,000 and $659,000 for the 13 weeks ended May 27, 2006 and May 28, 2005, respectively.

Net cash used in financing activities was $7,508,000 for the 13 weeks ended May 27, 2006, as compared to 16,908,000 for the 13 weeks ended May 28, 2005. The 13 weeks ended May 27, 2006 represent the purchase of treasury shares (418,474 @ $18 per share) as compared to a one-time cash dividend of $15,028,000 declared by the Board of Directors in the 13 weeks ended May 28, 2005.

On November 5, 2003, the Company entered into a revolving credit agreement with a bank for a line of credit not to exceed $20,000,000 through April 30, 2005. This agreement has been extended through May 1, 2008 under similar terms and conditions and the line of credit has been increased from $20,000,000 to $30,000,000. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. This agreement was amended April 20, 2006 by modifying certain financial covenants and other terms and conditions to allow the Company to repurchase certain amounts of the Company's outstanding stock. The Company is in compliance with all covenants as of May 27, 2006. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------


and expansion of stores, from internally generated funds. As of May 27, 2006, February 25, 2006 and May 28, 2005, there were no outstanding borrowings under this agreement. At May 27, 2006, February 25, 2006 and May 28, 2005, the Company had $1,366,955, $1,189,234 and $1,764,559 respectively, in outstanding letters of credit under this new agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 3, 2007. Through the 13 week period ended May 27, 2006, the Company incurred $2,146,000 of capital expenditures.

On April 22, 2004, the Company's Board of Directors approved the repurchase by the Company through June 7, 2006 of up to an additional 3,100,000 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. During the 13 weeks ended May 27, 2006, the Company did not purchase any shares. On June 5, 2006 the Board of Directors authorized the Company to repurchase an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of Common Stock during the next 24 months expiring on June 5, 2008.

On April 27, 2006 the Company's Board of Directors authorized the repurchase of up to 3,350,000 shares of its common stock through a "Dutch Auction" self-tender offer at a price per share not less than $16.00 and not greater than $18.00. This tender offer commenced on April 28, 2006 at 5 p.m. Based on the final count by American Stock Transfer & Trust Company, the depository for the offer, 418,474 shares were tendered at a per share price of $18 for a total cost of $7,533,000. The Company did not have to draw down under its credit facilities to purchase these shares because it had sufficient cash on hand.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending March 3, 2007.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified by

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------

the Securities and Exchange Commission's rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

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

PART II.     OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.      LEGAL PROCEEDINGS  -  None

Item 1a.     RISK FACTORS

             In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10- K for the year ended February 25, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2.      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEEDS

Issuer Purchases of Equity Securities

---------------------------------------------------------------------------------------------------------------

Period               Total Number of      Average Price Paid       Total Number of       Maximum Number
                     Shares Purchased          per Share          Shares Purchased      of Shares that May
                          (1)(2)                                 as Part of Publicly   Yet Be Purchased
                                                                  Announced Plans       Under the Plans or
                                                                    or Programs         Programs (1)(2)(3)
---------------------------------------------------------------------------------------------------------------

Feb . 26, 2006 -             0                     N/A                    0                  2,667,000
April 1, 2006
---------------------------------------------------------------------------------------------------------------

April 2, 2006 -              0                     N/A                    0                  2,667,000
April 29, 2006
---------------------------------------------------------------------------------------------------------------

April 30, 2006 -          418,474                $18.00                418,474               2,667,000
May 27, 2006
---------------------------------------------------------------------------------------------------------------

Total                     418,474                $18.00                418,474               2,667,000

---------------------------------------------------------------------------------------------------------------

                                                      --------------------------
                                                      SYMS CORP AND SUBSIDIARIES
                                                      --------------------------



(1) On April 22, 2004, the Company's Board of Directors approved the repurchase of up to an additional 3,100,000 shares of common stock at prevailing market prices through June 7, 2006. All shares repurchased will be held as treasury stock. During the fiscal quarter ending May 27, 2006 the Company had remaining authorization to purchase approximately 2,667,000 shares of its common stock. The Company did not purchase any shares under this plan during such period.

(2) On April 27, 2006, the Company's Board of Directors authorized the repurchase of up to 3,350,000 shares of its common stock through a "Dutch Auction" self-tender offer at a price per share not less than $16.00 and not greater than $18.00. This tender offer commenced on April 28, 2006 at 5 p.m. Based on the final count by American Stock Transfer & Trust Company, the depository for the offer, 418,474 shares were tendered at a per share price of $18 for a total cost of $7,533,000 as of May 26, 2006.

(3) As previously disclosed, on June 5, 2006 the Board of Directors authorized the Company to repurchase an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of common stock during the 24 month period expiring on June 5, 2008.


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


                                     SYMS CORP



   DATE:  June 29, 2006        BY   /s/ MARCY SYMS
                                    --------------
                                    MARCY SYMS
                                    CHIEF EXECUTIVE OFFICER






   DATE:   June 29, 2006       BY   /s/ ANTONE F. MOREIRA
                                    ---------------------
                                    ANTONE F.MOREIRA
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER
                                    (Principal Financial and Accounting Officer)