Form 10-Q
period 2006-08-26
SYMS CORP
filed 2006-10-03
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 26, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to_____________

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

Yes ☒         No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filed” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

     At September 29, 2006 the latest practicable date, there were 14,403,912 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP AND SUBSIDIARIES

INDEX

		PAGE NO.
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	August 26, 2006, February 25, 2006 and August 27, 2005	1

	Condensed Consolidated Statements of Operations for the
	13 Weeks and 26 Weeks Ended August 26, 2006 and August 27, 2005	2

	Condensed Consolidated Statements of Cash Flows for the
	26 Weeks Ended August 26, 2006 and August 27, 2005	3

	Notes to Condensed Consolidated Financial Statements	4-7

Item 2.	Management’s Discussion and Analysis of Financial Condition	8-11
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11-12

PART II.	Other Information
	Item 1. Legal Proceedings	12
	Item 1a. Risk Factors	12
	Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	12
	Item 3. Defaults Upon Senior Securities	12
	Item 4. Submission of Matters to a Vote of Security Holders	13
	Item 5. Other Information	13
	Item 6. Exhibits	13

SIGNATURES		14

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except per share amounts)

	August 26,	February 25,	August 27,
	2006	2006	2005

	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,543	$30,007	$16,345
Receivables	2,323	3,158	4,113
Merchandise inventories	68,846	57,469	76,239
Deferred income taxes	6,325	6,325	6,382
Assets held for sale	-	5,882	8,009
Prepaid expenses and other current assets	3,559	6,056	3,795

TOTAL CURRENT ASSETS	118,596	108,897	114,883

PROPERTY AND EQUIPMENT - Net	105,784	106,702	106,636
DEFERRED INCOME TAXES	5,511	5,511	7,213
OTHER ASSETS	19,083	18,009	16,741

TOTAL ASSETS	$248,974	$239,119	$245,473

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,150	$15,496	$26,537
Accrued expenses	8,119	7,631	6,148
Accrued insurance	273	313	492
Obligations to customers	3,614	3,625	3,233

TOTAL CURRENT LIABILITIES	42,156	27,065	36,410

OTHER LONG TERM LIABILITIES	1,740	1,520	1,563

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,404 shares outstanding (net of 3,879 treasury shares)
on August 26, 2006; 14,934 shares outstanding as of February 25,
2006 (net of 3,328 treasury shares) and 14,991 shares outstanding
(net of 3,250 treasury shares) on August 27, 2005	770	769	768
Additional paid-in capital	16,810	16,656	16,149
Treasury stock	(39,625)	(29,649)	(28,591)
Retained earnings	227,123	222,758	219,174

TOTAL SHAREHOLDERS' EQUITY	205,078	210,534	207,500

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$248,974	$239,119	$245,473

NOTE: The balance sheet at February 25, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net sales	$62,683	$61,457	$128,876	$128,889
Cost of goods sold	39,498	37,472	77,980	76,062

Gross profit	23,185	23,985	50,896	52,827

Expenses:
Selling, general and administrative	18,449	18,460	37,139	36,735
Advertising	1,084	914	4,135	3,749
Occupancy	4,653	4,567	9,109	8,608
Depreciation and amortization	2,022	2,202	4,238	4,417
Gain on sale of real estate	-	-	(10,424)	-

Net income (loss) from operations	(3,023)	(2,158)	6,699	(682)

Other income	(7)	(15)	(167)	(25)

Interest income	(547)	(170)	(991)	(414)

Net income (loss) before income taxes	(2,469)	(1,973)	7,857	(243)
Provision (benefit) for income taxes	(1,096)	(770)	3,492	(95)

Net income (loss)	$(1,373)	$(1,203)	$4,365	$(148)

Net income (loss) per share-basic	$(0.09)	$(0.08)	$0.30	$(0.01)

Weighted average shares outstanding-basic	14,495	14,961	14,710	14,990

Net income (loss) per share-diluted	$(0.09)	$(0.08)	$0.29	$(0.01)

Weighted average shares outstanding- diluted	14,495	14,961	15,085	14,990

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	26 Weeks Ended
	August 26,	August 27,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,365	$(148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,238	4,417
Deferred income tax	-	(1)
Gain on disposal of assets	(10,432)	(7)
(Increase) decrease in operating assets:
Receivables	255	(638)
Merchandise inventories	(11,377)	(10,115)
Prepaid expenses and other current assets	2,497	1,707
Other assets	(1,061)	(797)
Increase (decrease) of operating liabilities:
Accounts payable	15,234	10,423
Accrued expenses	448	(1,465)
Obligations to customers	(11)	(150)
Other long term liabilities	220	(47)

Net cash provided by operating activities	4,376	3,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(3,273)	(1,562)
Proceeds from sale of assets	16,254	7

Net cash provided by (used in) investing activities	12,981	(1,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	-	(15,028)
Exercise of options	155	658
Stock repurchase	(9,976)	(2,578)

Net cash used in financing activities	(9,821)	(16,948)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,536	(15,324)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,007	31,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,543	$16,345

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$106	$72

Income taxes paid (net of refunds)	$2,367	$33

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
13 and 26 Weeks Ended August 26, 2006 and August 27, 2005

(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 36 “off-price” retail clothing stores located throughout the United States in Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended August 26, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 3, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 25, 2006.

Note 3 - Accounting Period

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ending March 3, 2007 will be comprised of 53 weeks. The fiscal year ended February 25, 2006 was comprised of 52 weeks.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

Note 5 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of August 26, 2006. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of August 26, 2006, February 25, 2006 and August 27, 2005, there were no outstanding borrowings under this agreement. At August 26, 2006, February 25, 2006 and August 27, 2005, the Company had $1,391,097, $1,189,234 and $2,194,063 respectively, in outstanding letters of credit under this agreement.

SYMS CORP AND SUBSIDIARIES

Note 6 - Net Income/(Loss) Per Share

In accordance with SFAS 128, basic net income/(loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income/(loss) per share gives effect to outstanding stock options.

Net income/(loss) per share has been computed as follows:

	13 Weeks Ended		26 Weeks Ended

	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005

Basic net loss per share:

Net income (loss)	$(1,373)	$(1,203)	$4,365	$(148)
Average shares outstanding	14,495	14,961	14,710	14,990
Basic net loss per share	$(0.09)	$(0.08)	$0.30	$(0.01)

Diluted net loss per share:

Net income (loss)	$(1,373)	$(1,203)	$4,365	$(148)
Average shares outstanding	14,495	14,961	14,710	14,990
Stock options	-	-	375	-
Total average equivalent
shares	14,495	14,961	15,085	14,990
Diluted net income (loss) per share	$(0.09)	$(0.08)	$0.29	$(0.01)

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 716,907 and 760,827 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding as of August 26, 2006 and August 27, 2005.

Note 7 – Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

SYMS CORP AND SUBSIDIARIES

Note 8 – Accounting for Stock-Based Compensation

            The Company’s Amended and Restated Stock Option and Appreciation Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options or stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price. The Company has reserved 1,500,000 shares of common stock for issuance thereunder. The Company is no longer issuing options under its Amended and Restated Incentive Stock Option and Appreciation Plan.

            No option or stock appreciation rights may be granted under the Amended and Restated Incentive Stock Option Plan after July 28, 2013. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company).

            On July 14, 2005, at the annual meeting of shareholders of the Company, the shareholders of the Company approved the 2005 Stock Option Plan (the "2005 Plan"), which 2005 Plan was adopted by the Board of Directors of the Company on April 7, 2005 subject to shareholder approval. The 2005 Plan permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure.

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

            Effective February 25, 2006, the Company adopted the provisions of FAS No. 123(R), “Share-Based Payment” (“FAS123(R)”). Under FAS123(R), share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R).

SYMS CORP AND SUBSIDIARIES

            The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the six months ended August 26, 2006, and all options previously issued are fully vested.

            Stock option activity during the six months ended August 26, 2006 is as follows:
            (In thousands, except per share amounts)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	Of options	Price	Term (years)	Value
Outstanding at February 25, 2006	739	$8.08	-	-
Options granted	-	-	-	-
Options exercised	(22)	$6.94	-	-
Options forfeited	-	-	-	-
Options outstanding at August 26, 2006	717	$8.11	3.55	$7,983
Options exercisable at August 26, 2006	717	$8.11	3.55	$7,983

            As of August 26, 2006, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

            Awards granted prior to the adoption of FAS 123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month and six month periods ended August 27, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the fair value method had been applied (in thousands except per share amounts):

	13 Weeks	26 Weeks
	Ended	Ended
	8/27/05	8/27/05

Net loss:	$ (1,203)	$ (148)

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	773	773

Pro forma net loss	$(1,976)	$ (921)

Earnings per share:

Basic, as reported	(0.08)	($0.01)
Basic, pro forma	(0.13)	($0.06)
Diluted, as reported	(0.08)	($0.01)
Diluted, pro forma	(0.13)	($0.06)

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

Results of Operations

13 Weeks and 26 Weeks Ended August 26, 2006 Compared to 13 and 26 Weeks Ended August 27, 2005

Net sales for the 13 weeks ended August 26, 2006 were $62,683,000, an increase of $1,226,000 (2.0%) as compared to the net sales of $61,457,000 for the 13 weeks ended August 27, 2005. For the 26 weeks ended August 26, 2006 net sales were $128,876,000 as compared to net sales of $128,889,000 for the 26 weeks ended August 27, 2005. Comparable store sales increased 3.2% for the 13 weeks and .5% for the 26 weeks ended August 26, 2006 as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 26 weeks ended August 26, 2006. The Company changed the timing and length of its Bash promotion in the second quarter of 2006. In the second quarter 2006 the Bash promotion took place for an 11 day period in July compared to 21 selling (12 days in August 2005 and 9 days in September 2005). The 9 days in September 2005 were part of the third quarter of 2005. This change in calendar largely accounts for the sales increase in the second quarter of 2006 as compared to 2005.

Gross profit for the 13 weeks ended August 26, 2006 was $23,185,000 (37.0% as a percentage of net sales for the 13 weeks ended August 27, 2005. Gross profit for the 26 weeks ended August 26, 2006 was $50,896,000 (39.5% as a percentage of net sales) a decrease of $1,931,000 as compared to $52,827,000 (41.0% as a percentage of net sales) for the 26 weeks ended August 27, 2005. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of those costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items; such as selling and administrative expenses and occupancy costs. The decrease in gross profit in the 13 and 26 week periods is primarily due to higher markdowns on merchandise sold as compared to the same periods in the prior fiscal years.

SYMS CORP AND SUBSIDIARIES

Selling, general and administrative expense decreased $11,000 to $18,449,000 (29.5% as a percentage of net sales) for the 13 weeks ended August 26, 2006 as compared to $18,460,000 (30.0% as a percentage of net sales) for the 13 weeks ended August 27, 2005. Selling, general and administrative expense increased $404,000 to $37,139,000 (28.8% as a percentage of net sales) for the 26 weeks ended August 26, 2006 as compared to $36,735,000 (28.5% as a percentage of net sales) for the 26 weeks ended August 27, 2005. The increased expense in the 26 week period is largely attributable to increased health care costs.

Advertising expense for the 13 weeks ended August 26, 2006 was $1,084,000 (1.7% as a percentage of net sales) as compared to $914,000 (1.5% as a percentage of net sales) for the 26 weeks ended August 27, 2005. Advertising expense for the 26 weeks ended August 26, 2006 was $4,135,000 (3.2% as a percentage of net sales) as compared to $3,749,000 (2.9% as a percentage of net sales) for the 26 weeks ended August 27, 2005.

Occupancy costs were $4,653,000 (7.4% as a percentage of net sales) for the 13 weeks ended August 26, 2006 as compared to $4,567,000 (7.4% as a percentage of net sales) for the 13 weeks ended August 27, 2005. Occupancy costs were $9,109,000 (7.1% as a percentage of net sales for the 26 week period ended August 26, 2006 as compared to $8,608,000 (6.7% as a percentage of net sales) for the 26 week period ended August 27, 2005. The increased expense in the 13 and 26 week periods in 2006 is largely the result of higher utility costs due to higher fuel prices.

Depreciation and amortization expense was $2,022,000 (3.2% as a percentage of net sales) for the 13 weeks ended August 26, 2006 as compared to $2,202,000 (3.6% as a percentage of net sales) for the 13 weeks ended August 27, 2005. Depreciation and amortization expense for the 26 weeks ended August 26, 2006 was $4,238,000 (3.3% as a percentage of net sales) as compared to $4,417,000 (3.4% as a percentage of net sales) for the 26 weeks ended August 27, 2005.

The results for the 26 weeks ended August 26, 2006 reflects a gain of $10,424,000 resulting from the sale of its two stores located in Rochester, New York and Dallas, Texas. These two stores, which closed in May 2006, included the land and buildings occupied by these stores. The Dallas store was replaced by a store located in Plano, Texas which opened in May 2006 and is a leased property.

The loss before income taxes for the 13 weeks August 26, 2006 was $2,469,000 as compared to a loss of $1,973,000 for the 13 weeks ended August 27, 2005. The net income before taxes for the 26 weeks ended August 26, 2006 was $7,857,000 as compared to a loss before taxes of $243,000 for the 26 weeks ended August 27, 2005. The improvement in net income before taxes for the 26 weeks ended August 26, 2006 resulted largely from the gain on the sale of real estate of $10,424,000 as noted above.

For the 26 week period ended August 26, 2006 the effective income tax rate was 44.4 as compared to 39% for the comparable period a year ago.

Liquidity and Capital Resources

Working capital as of August 26, 2006 was $76,440,000, a decrease of $2,033,000 as compared to $78,473,000 as of August 27, 2005. The ratio of current assets to current liabilities was 2.81 to 1 as of August 26, 2006 as compared to 3.16 to 1 as of August 27, 2005.

Net cash provided by operating activities totaled $4,376,000 for the 26 weeks ended August 26, 2006, as compared to $3,179,000 for the 26 weeks ended August 27, 2005.

Net cash provided by investing activities was $12,981,000 for the 26 weeks ended August 26, 2006, as compared to $1,555,000 used in investing activities for the 26 weeks ended August 27, 2005. Expenditures for property and equipment were $3,273,000 and $1,562,000 for the 26 weeks ended August 26, 2006 and August 27, 2005, respectively. The sale of the Dallas, Texas and Rochester, New York properties largely accounts for this increase.

SYMS CORP AND SUBSIDIARIES

Net cash used in financing activities was $9,821,000 for the 26 weeks ended August 26, 2006, as compared to net cash used in financing activities of $16,948,000 for the 26 weeks ended August 27, 2005. On May 12, 2005, the Company paid a one-time cash dividend to its shareholders of record amounting to $15,028,000. In May 2006, the Company had a tender offer of its stock of 418,474 shares of common stock at a total cost of $7,533,000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of August 26, 2006. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of August 26, 2006, February 25, 2006 and August 27, 2005, there were no outstanding borrowings under this agreement. At August 26, 2006, February 25, 2006 and August 27, 2005, the Company had $1,391,097, $1,189,234 and $2,194,063 respectively, in outstanding letters of credit under this agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 3, 2007. Through the 26 week period ended August 26, 2006, the Company has incurred $3,273,000 of capital expenditures.

On June 5, 2006, the Company’s Board of Directors approved the repurchase of an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of common stock during the next 24 months expiring on June 5, 2008. During the 13 weeks ended August 26, 2006, the Company purchased 132,400 shares which represents .9% of its outstanding shares at an aggregate cost of $2,442,841.

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

SYMS CORP AND SUBSIDIARIES

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 25, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS -

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of	Maximum
	of Shares	Paid per Share	Shares Purchased	Number of Shares
	Purchased		as Part of Publicly	that May Yet Be
			Announced Plans	Purchased Under
			or Programs (1)	the Plans or
				Programs (1)

May 28, 2006 - July	0	0	0	0
1, 2006

July 2, 2005 – July	0	0	0	0
29, 2006

July 30, 2006 –	132,400	18.45	132,400	2,767,600
August 26, 2006

Total	132,400	18.45	132,400	2,767,600

(1)	On June 5, 2006, the Company’s Board of Directors approved the repurchase of an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of common stock during the next 24 months expiring on June 5, 2008.

Item 3.	DEFAULTS UPON SENIOR SECURITIES - None

SYMS CORP AND SUBSIDIARIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on July 6, 2006, the Company’s shareholders holding a majority of the shares of the Common Stock outstanding as of the close of business on June 2, 2006, voted to approve each of the three proposals included in the Company’s proxy statement as follows:

To elect seven directors to hold office for one year or until their respective successors are duly elected and qualified.

	FOR	WITHHELD

Sy Syms	13,763,027	709,748
Marcy Syms	13,763,286	709,489
Antone F. Moreira	12,605,065	1,867,710
Bernard H. Tenenbaum	14,177,646	295,129
Wilbur L. Ross, Jr.	14,178,646	294,129
Amber A. Brookman	14,177,646	295,129
Henry M. Chidgey	14,157,646	295,129

To ratify the appointment of BDO Seidman, LLP as independent registered public accounting firm for the Company for the fiscal year ending March 3, 2007:

For:	14,459,000
Against:	12,773
Abstain:	1,002

Item 5.	OTHER INFORMATION - None

Item 6.	EXHIBITS

(a)	Exhibits filed with this Form 10-Q

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SYMS CORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP

Date:	October 3, 2006	By	/s/ Marcy Syms

MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date:	October 3, 2006	By	/s/ Antone F. Moreira

ANTONE F. MOREIRA
VICE PRESIDENT, CHIEF FINANCIAL
OFFICER
(Principal Financial and Accounting Officer)