Form 10-Q
period 2006-11-25
SYMS CORP
filed 2007-01-04
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐          No ☒

          At December 29, 2006 the latest practicable date, there were 14,404,721 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP AND ITS SUBSIDIARY

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands)

	November 25, 2006	February 25, 2006	November 26, 2005

	(Unaudited)	(See Note)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,729	$30,007	$23,724
Receivables	3,910	2,578	4,785
Merchandise inventories	81,578	57,469	84,553
Deferred income taxes	6,324	6,325	6,382
Assets held for sale	—	5,882	7,900
Prepaid expenses and other current assets	6,277	6,056	5,966

TOTAL CURRENT ASSETS	134,818	108,317	133,310

PROPERTY AND EQUIPMENT - Net	104,290	106,702	105,044
DEFERRED INCOME TAXES	5,511	5,511	7,213
OTHER ASSETS	19,627	18,009	17,132

TOTAL ASSETS	$264,246	$238,539	$262,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,771	$14,916	$37,838
Accrued expenses	12,645	7,631	11,696
Accrued insurance	266	313	458
Obligations to customers	3,810	3,625	3,391

TOTAL CURRENT LIABILITIES	55,492	26,485	53,383

OTHER LONG TERM LIABILITIES	1,668	1,520	1,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value; $100 per share. Authorized 1,000 shares; none outstanding	—	—	—
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,405 shares (net of 3,879 treasury shares) outstanding on November 25, 2006, 14,934 shares outstanding (net of 3,328 treasury shares) as of February 25, 2006 and 14,934 shares outstanding (net of 3,328 treasury shares) outstanding as of November 26, 2005.	770	769	769
Additional paid-in capital	16,814	16,656	16,300
Treasury stock	(39,625)	(29,649)	(29,649)
Retained earnings	229,127	222,758	220,354

TOTAL SHAREHOLDERS’ EQUITY	207,086	210,534	207,774

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$264,246	$238,539	$262,699

(1)

The balance sheet at February 25, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended

	November 25, 2006	November 26, 2005	November 25, 2006	November 26 2005

	(Unaudited)		(Unaudited)

Net sales	$72,767	$74,694	$201,643	$203,583
Cost of goods sold	42,552	44,856	120,532	120,918

Gross profit	30,215	29,838	81,111	82,665

Expenses:
Selling, general and administrative	17,978	18,323	55,117	55,058
Advertising	2,976	3,266	7,111	7,015
Occupancy	4,237	4,371	13,346	12,979
Depreciation and amortization	1,983	2,179	6,221	6,596
(Gain) on sale of assets	—	—	(10,424)	—

Income from operations	3,041	1,699	9,740	1,017
Other income	(59)	(25)	(226)	(50)
Interest (income) expense - net	(509)	(210)	(1,500)	(624)

Income before income taxes	3,609	1,934	11,466	1,691
Provision (benefit) for income taxes	1,605	754	5,097	659

Net income	$2,004	$1,180	$6,369	$1,032

Net income per share - basic	$0.14	$0.08	$0.44	$0.07

Weighted average shares outstanding - basic	14,404	14,963	14,608	14,981

Net income per share - diluted	$0.14	$0.08	$0.42	$0.07

Weighted average shares outstanding - diluted	14,823	15,285	15,001	15,295

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

	39 Weeks Ended

	November 25, 2006	November 26, 2005

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,369	$1,032

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,221	6,596
Deferred income taxes	1	(1)
(Gain) on sale of assets	(10,437)	(7)
(Increase) decrease in operating assets:
Receivables	(1,332)	(3,466)
Merchandising inventories	(24,109)	(18,429)
Prepaid expenses and other current assets	(221)	41
Other assets	(1,609)	(1,193)
Increase (decrease) in operating liabilities:
Accounts payable	23,855	23,675
Accrued expenses	4,967	3,749
Obligations to customers	185	8
Other long term liabilities	148	(68)

Net cash provided by operating activities	4,038	11,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(3,795)	(2,035)
Proceeds from sale of land and building	16,296	7

Net cash provided by (used in) investing activities	12,501	(2,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(15,028)
Exercise of stock options	159	810
Stock repurchase	(9,976)	(3,636)

Net cash (used in) financing activities	(9,817)	(17,854)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,722	(7,945)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,007	31,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,729	$23,724

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$152	$109

Income taxes paid (net of refunds received)	$3,570	$399

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
13 and 39 Weeks Ended November 25, 2006 and November 26, 2005

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended November 25, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 3, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 26, 2005.

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

Note 5 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of November 25, 2006. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of November 25, 2006, February 25, 2006 and November 26, 2005, there were no outstanding borrowings under this agreement. At November 25, 2006, February 25, 2006 and November 26, 2005, the Company had $829,794, $1,189,234 and $682,957 respectively, in outstanding letters of credit under this agreement.

Note 6 - Net Income (Loss) Per Share

In accordance with SFAS 128, basic net income or loss per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

SYMS CORP AND ITS SUBSIDIARY

Net income per share has been computed as follows:

	13 Weeks Ended		39 Weeks Ended

	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Basic net income per share:
Net income	2,004	1,180	6,369	1,032
Average shares outstanding	14,404	14,963	14,608	14,981

Basic net income per share	.14	0.08	.44	0.07

Diluted net income per share:
Net income	2,004	1,180	6,369	1,032
Average shares outstanding	14,404	14,963	14,608	14,981
Stock options	419	322	393	314
Total average equivalent shares	14,823	15,285	15,001	15,295
Diluted net income per share	.14	0.08	.42	0.07

Options to purchase 715,693 and 739,621 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding as of November 25, 2006 and November 26, 2005, respectively.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact, if any, from the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a

SYMS CORP AND ITS SUBSIDIARY

business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the potential impact of the adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure. Financial statements would require adjustment when a misstatement is determined to be material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the potential impact, if any, from the adoption of SAB 108.

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

          On July 14, 2005, at the annual meeting of shareholders of the Company, the shareholders of the Company approved the 2005 Stock Option Plan (the “2005 Plan”), which 2005 Plan was adopted by the Board of Directors of the Company on April 7, 2005 subject to shareholder approval. The 2005 Plan permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure.

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

SYMS CORP AND ITS SUBSIDIARY

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

          The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the nine months ended November 25, 2006, and all options previously issued are fully vested.

          Stock option activity during the nine months ended November 25, 2006 is as follows:
          (In thousands, except per share amounts)

	Number Of options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (years)	Aggregate Intrinsic Value

Outstanding at February 25, 2006	739	$8.08	—	—
Options granted	—	—	—	—
Options exercised	(22)	$7.24	—	—
Options forfeited	(1)	—	—	—
Options outstanding at November 25, 2006	716	$8.11	3.30	$7,865
Options exercisable at November 25, 2006	716	$8.11	3.30	$7,865

          As of November 25, 2006, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

          Awards granted prior to the adoption of FAS 123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month and nine month periods ended November 25, 2006 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the fair value method had been applied (in thousands except per share amounts):

SYMS CORP AND ITS SUBSIDIARY

	13 Weeks Ended 11/26/05	39 Weeks Ended 11/26/05

Net income:	$1,180	$1,032

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(773)

Pro forma net income	$1,180	$259

Earnings per share:

Basic, as reported	$0.08	$0.07
Basic, pro forma	$0.08	$0.02
Diluted, as reported	$0.08	$0.07
Diluted, pro forma	$0.08	$0.02

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

SYMS CORP AND ITS SUBSIDIARY

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

Results of Operations (in thousands)

13 and 39 Weeks Ended November 25, 2006 Compared to 13 and 39 Weeks Ended November 26, 2005

Net sales for the 13 weeks ended November 25, 2006 were $72,767,000, a decrease of $1,927,000 (2.6%) as compared to net sales of $74,694,000 for the 13 weeks ended November 26, 2005. For the 39 weeks ended November 25, 2006 net sales decreased $1,940,000 (1.0%) to $201,643,000 as compared to the 39 weeks ended November 26, 2005. Comparable store net sales decreased 1.5% for the 13 weeks ended November 25, 2006 and .2% for the 39 weeks as compared to the comparable periods in the prior fiscal year. In our comparable store

SYMS CORP AND ITS SUBSIDIARY

computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 39 weeks ended November 25, 2006. The sales decrease in the 39 weeks ended November 25, 2006 is largely attributable to the closing of our store located in Rochester, New York.

Gross profit for the 13 weeks ended November 25, 2006 was $30,215,000, an increase of $377,000 (41.5% as a percentage of total net sales) as compared to $29,838,000 (40.0% as a percentage of total net sales) for the 13 weeks ended November 26, 2005. Gross profit for the 39 weeks ended November 25, 2006 was $81,111,000, a decrease of $1,554,000 (40.2% as a percentage of total net sales) as compared to the 39 weeks ended November 26, 2005. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items; such as selling and administrative expenses and occupancy costs. Gross profit for the 39 weeks ended November 25, 2006 versus the comparable period last year declined because of higher markdowns.

Selling, general and administrative expense was $17,978,000 (24.7% as a percentage of total net sales) for the 13 weeks ended November 25, 2006 as compared to $18,323,000 (24.5% as a percentage of total net sales) for the 13 weeks ended November 26, 2005. Selling, general and administrative expense was $55,117,000 (27.3% as a percentage of total net sales) for the 39 weeks ended November 25, 2006 as compared to $55,058,000 (27.0% as a percentage of total net sales) for the 39 weeks ended November 26, 2005. The reduced expenses in the 13 weeks ended November 25, 2006 when compared to the comparable period a year ago resulted largely from the closing of one store located in Rochester, New York and lower insurance costs in existing stores.

Advertising expense for the 13 weeks ended November 5, 2006 were $2,976,000 (4.1% as a percentage of total net sales) as compared to $3,266,000 (4.4% as a percentage of total net sales) in the 13 week period ended November 26, 2005. Advertising expense for the 39 weeks ended November 25, 2006 was $7,111,000 (3.5% as a percentage of total net sales) as compared to $7,015,000 (3.5% as a percentage of total net sales) in the 39 week period ended November 26, 2005.

Occupancy costs were $4,237,000 (5.8% as a percentage of total net sales) for the 13 weeks ended November 25, 2006 as compared to $4,371,000 (5.6% as a percentage of total net sales) for the 13 week period ended November 26, 2006. Occupancy costs were $13,346,000 (6.6% as a percentage of total net sales) for the 39 week period ended November 25, 2006 as compared to $12,979,000 (6.4% as a percentage of total net sales) for the 39 week period ended November 26, 2005. This increased expense in the 39 week period in 2006 is largely the result of higher fuel costs due to higher fuel prices.

Depreciation and amortization expense was $1,983,000 (2.7% as a percentage of total net sales) for the 13 week period ended November 25, 2006 as compared to $2,179,000 (2.9% as a percentage of total net sales) for the 13 week period ended November 26, 2005. Depreciation and amortization expense for the 39 week period ended November 25, 2006 was $6,221,000 (3.1% as a percentage of total net sales) as compared to $6,596,000 (3.2% as a percentage of total net sales) for the 39 week period ended November 26, 2005.

The results for the 39 weeks ended November 25, 2006 reflects a gain of $10,424,000 resulting from the sale of the Company’s two stores located in Rochester, New York and Dallas, Texas, respectively. These two stores, which closed in May 2006, included the land and building occupied by these two stores. The Dallas store was replaced by a store located in Plano, Texas which opened in May 2006 and is a leased property.

The net income before income taxes for the 13 weeks ended November 25, 2006 was $3,609,000 as compared to $1,934,000 for the 13 weeks ended November 26, 2005. The net income before taxes for the 39 weeks ended November 25, 2006 was $11,466,000 as compared to $1,691,000 for the 39 weeks ended November 26, 2005. The improvement in net income before taxes for the 39 weeks ended November 25, 2006 resulted largely from the gain on the sale of real estate of $10,424,000 as noted above.

For the 39 week period ended November 25, 2006 the effective income tax rate was 44.5% as compared to 39% for the comparable period a year ago.

SYMS CORP AND ITS SUBSIDIARY

Liquidity and Capital Resources (in thousands)

Working capital as of November 25, 2006 was $79,326,000, a decrease of $601,000 as compared to $79,927,000 as of November 26, 2005. The ratio of current assets to current liabilities was 2.43 to 1 as of November 25, 2006 as compared to 2.5 to 1 as of November 26, 2005.

Net cash provided by operating activities totaled $4,038,000 for the 39 weeks ended November 25, 2006, as compared to $11,937,000 for the 39 weeks ended November 26, 2005. This decline is largely the result of lower store operating profit and higher inventory levels when compared to fiscal year end.

Net cash provided by investment activities was $12,501,000 for the 39 weeks ended November 25, 2006 as compared to net cash used in investing activities of $2,028,000 for the 39 weeks ended November 26, 2005. Expenditures for property and equipment were $3,795,000 and $2,035,000 for the 39 weeks ended November 25, 2006 and November 26, 2005, respectively.

Net cash used in financing activities was $9,817,000 for the 39 weeks ended November 25, 2006, as compared to net cash used in financing activities of $17,854,000 for the 39 weeks ended November 26, 2005. On May 12, 2005, the Company paid a one-time cash dividend to its shareholders of record amounting to $15,028.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of November 25, 2006. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of November 25, 2006, February 25, 2006 and November 26, 2005, there were no outstanding borrowings under this agreement. At November 25, 2006, February 25, 2006 and November 26, 2005, the Company had $829,794, $1,189,234 and $682,957 respectively, in outstanding letters of credit under this agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ended March 3, 2007. This does not include the purchase of Westchester property which was approved by the Board of Director’s in September 2006. Through the 39 week period ended November 25, 2006, the Company has incurred $3,795,000 of capital expenditures exclusive of the Westchester purchase which amounted to approximately $17,782,000 and closed on December 21, 2006 subsequent to the 39 week period ended November 25, 2006.

On June 5, 2006, the Company’s Board of Directors approved the repurchase by the Company through June 1, 2008 of up to 2,900,000 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. No purchase of the Company’s stock was made in the 13 week period ended November 25, 2006.

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

SYMS CORP AND ITS SUBSIDIARY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS – None

Item 3.	DEFAULTS UPON SENIOR SECURITIES - None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

Item 5.	OTHER INFORMATION - None

SYMS CORP AND ITS SUBSIDIARY

Item 6.	EXHIBITS

Exhibits filed with this Form 10-Q

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SYMS CORP

Date: January 4, 2007	By:	/s/ Marcy Syms

MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date: January 4, 2007	By:	/s/ Antone F. Moreira

ANTONE F. MOREIRA
VICE PRESIDENT, CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)