Form 10-K
period 2007-03-03
SYMS CORP
filed 2007-04-27
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 3, 2007

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

Registrant’s telephone number, including area code (201) 902-9600

Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange on
Title of Each class	Which Registered

Common Stock, $0.05 Par Value Per Share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

          Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act

Yes  ☐      No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐      No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filed” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $127,781,500 based upon the closing market price of $19.25 per share of the Common Stock on the New York Stock Exchange as of August 26, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

          As of April 18, 2007, 14,700,579 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

PART I

Item 1. BUSINESS

General

          Syms Corp (the “Company”) operates a chain of 34 “off-price” retail stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle-income, fashion-minded and price conscious customers.

          Since the first Syms store opened in New York City in 1959, the Company has expanded to 34 stores and the aggregate amount of selling space in Syms stores has increased from approximately 2,000 square feet to approximately 1,383,000 square feet. The Company maintains a 277,000 square foot distribution center and executive headquarters in Secaucus, New Jersey.

          The Company was incorporated in New Jersey in 1983. The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the “Company” or to “Syms” relate to Syms Corp, its subsidiaries and their predecessors.

Description of Business

          The Syms chain of 34 apparel stores offers a broad range of “off-price” first-quality, in-season merchandise consisting primarily of men’s tailored clothing and haberdashery, women’s dresses, suits and separates, children’s apparel and men’s, women’s and children’s shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men’s, women’s and children’s wear.

          Syms operates in a single industry segment and has no foreign operations. No material part of the Company’s consolidated revenues is received from a single customer or group of customers. Please refer to Note 1 of the Consolidated Financial Statements for information on segment reporting.

Merchandise

           For the year ended March 3, 2007, net sales were generated by the following categories:

Men’s tailored clothes and haberdashery	54%
Women’s dresses, suits, separates and accessories	28%
Shoes	8%
Children’s wear	7%
Luggage, domestics and fragrances	3%
100%

          Most of the items sold by the Company consist of nationally recognized fashion brand-name merchandise. Merchandise is displayed by type and size on conveniently arranged racks or counters. No emphasis is placed on any particular “label”. The stores generally offer minor alterations for an additional charge.

Purchasing

          The Company purchases first-quality, in-season, brand-name merchandise directly from manufacturers on terms more favorable than those generally obtained by department and specialty stores. Syms estimates that approximately 200 brand-name manufacturers of apparel are represented in its stores. The Company does not maintain large out-of-season inventories. However, Syms occasionally buys certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season. Purchasing is performed by a buying staff in conjunction with the Merchandise Managers.

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

Marketing

          The Company’s pricing policy is to affix a ticket to each item displaying Syms’ selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women’s dresses are vulnerable to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women’s dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women’s dresses represent approximately 3.4% of net sales. The Company also offers “dividend ” prices consisting of additional price reductions on various types of merchandise.

          Syms has as its tag line “An Educated Consumer is Our Best Customer”®, one of the best known in retail advertising. The Company advertises principally on radio and, more recently, has enhanced its advertising by including print media as well as direct mail.

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

Trademarks

          “Syms”, “An Educated Consumer is Our Best Customer ”®, “Names You Must Know”®, and “The More You Know About Clothing, the Better it is for Syms”® have been registered with the United States Patent and Trademark Office.

Competition

          The retail apparel business is highly competitive, and the Company accounts for only a small fraction of the total market for men’s, women’s and children’s apparel. The Company’s stores compete with discount stores, apparel specialty stores, department stores, manufacturer-owned factory outlet stores and others. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater resources than the Company. Retailers having substantially greater resources than the Company have indicated their intention to enter the “off-price” apparel business, and the “off-price” apparel business itself has become increasingly competitive, especially with respect to the increased use by manufacturers of their own factory outlets and the use of on-line sites by other retailers. At various times of the year, department store chains and specialty shops offer brand-name merchandise at substantial markdowns.

Operations and Control Systems

          The Company has implemented a merchandise control system which tracks a product from its purchase to its ultimate sale in the Company’s stores. The system tracks the product by store in approximately 750 categories. All the information regarding the product is transmitted daily to the Company’s database at its executive headquarters. Each week the Company’s executives receive detail reports regarding sales and inventory levels in units and retail dollars on a store-by-store basis.

          Management of the Company visit stores on a regular basis, among other things, to coordinate with the store managers and train employees in loss prevention methods. Each store has on premises security personnel during normal hours and a security system after hours.

Employees

          At March 3, 2007, the Company had 1,704 employees, of whom approximately 723 work on a part time basis. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms store. The Company has a collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union which expires on May 31, 2009 and covers 134 sales and tailor employees. The Company’s collective bargaining agreements with Local 1102 of the Retail, Wholesale and Department Store Union and the United Food and Commercial Workers Union which expire March 31, 2009 and April 30, 2009, respectively, which together cover sales and tailor employees. The Company believes its relationships with the unions are good.

Available Information

          The Company makes available on its web site at www.syms.com under “Investor Info” - “SEC Filings,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with or furnishes such material to the Securities and Exchange Commission (SEC).

Certifications

          On July 13, 2006 the Company submitted to the New York Stock Exchange (“NYSE”) the certification of its Chief Executive Officer pursuant to Section 303A.12(a) of the NYSE’s Listed Company Manual.

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

Our sales and operating results depend on consumer preferences and fashion trends

          Our sales and operating results depend in part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully market products that respond to such trends. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors will affect our ability to maintain the proper mix of products in each store, including without limitation, variations in local economic conditions, which could affect our customers’ discretionary spending, unanticipated fashion trends, our success in distributing merchandise to our stores in an efficient manner and changes in weather patterns, which in turn affect consumer preferences. If we misjudge the market for our products, or if we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales due to significant excess inventories for some products and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have an adverse effect on our business, financial condition and results of operations.

We may be unable to compete favorably in our highly competitive markets

          The retail apparel business is highly competitive, and we only account for a small fraction of the total market for men’s, women’s and children’s apparel. We compete against discount stores, apparel specialty stores, department stores, manufacturer-owned factory outlet stores and others. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as changes in their pricing policies, marketing activities and other business strategies, could have and adverse effect on our business, financial condition, results of operations and our market share.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline

          Twelve of our 34 stores are located in leased premises and the leases for five of these 12 stores expire by 2009 and are subject to renewal. If the cost of leasing existing stores increases, we cannot assure that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional new sites for new stores in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new stores.

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

Our failure to retain our existing senior management and to continue to attract qualified new personnel could adversely affect our business

          Our success will depend on our ability to retain our key personnel and attract and retain talented, highly qualified executives. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be adversely affected. Furthermore, our success is also dependent on our ability to hire and train qualified retail management and associates.

          We are also subject to risks associated with any significant disruptions in our relationship with our employees, including union employees, and any work stoppages by our employees, including union employees.

A decline in general economic conditions could lead to reduced consumer demand for our merchandise

          Consumer spending habits, including spending for merchandise, are affected by, among other things, prevailing economic conditions, levels of employment, salary and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. A decline in general economic conditions could lead to a reduced consumer demand for our merchandise, however, because of our discount pricing policies, a decline in general economic conditions may result in decreased sales.

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

Item 1B. UNRESOLVED STAFF COMMENTS

          None.

Item 2. PROPERTIES

The Stores

Location

          At March 3, 2007, the Company had 34 stores, 12 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

		LEASED/	SELLING			LEASED/	SELLING
STATE	LOCATION	OWNED	SPACE	STATE	LOCATION	OWNED	SPACE

Connecticut				New York/New Jersey
	Fairfield	Owned	32,000		Park Avenue	Leased	45,000
	Hartford	Leased	31,000		Trinity	Owned	40,000
					Westbury	Owned	72,000
Florida					Commack	Owned	36,000
	Fort Lauderdale	Owned	44,000		Westchester	Owned	50,000
	Miami	Owned	45,000		Buffalo	Owned	39,000
	West Palm Beach	Owned	36,000		Paramus	Owned	56,000
	Tampa	Owned	38,000		Woodbridge	Leased	32,000
	Kendall	Leased	32,000		Secaucus	Owned	29,000
					Cherry Hill	Owned	40,000
Georgia
	Norcross	Owned	51,000
	Marietta	Owned	39,000	Ohio
					Highland Heights	Owned	36,000
Illinois
	Addison	Owned	47,000	Pennsylvania
	Niles	Leased	32,000		King of Prussia	Owned	41,000

Maryland
	Rockville	Owned	61,000	Rhode Island
	Towson	Leased	41,000		N. Cranston	Leased	27,000

Massachusetts				Texas
	Norwood	Leased	36,000		Plano	Leased	42,000
	Peabody	Leased	39,000		Houston	Owned	34,000
					Hurst	Owned	38,000
Michigan
	Southfield	Owned	46,000	Virginia
	Troy	Leased	37,000		Falls Church	Leased	39,000

          Syms stores are either “free standing” or located in shopping centers or indoor malls, and all are surrounded by adequate parking areas, except for the two New York City stores. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least 1,000,000 people and are readily accessible to customers by automobile. In certain areas where the population is in excess of 2,000,000 people, Syms has opened more than one store in the same general vicinity.

          The Company recorded a gain of $10,424,000 resulting from the sale in May 2006 of the land and building of its two stores located in Rochester, New York and Dallas, Texas.

Lease Terms

          Twelve of the Company’s 34 stores are currently leased from unrelated parties.

	Number of	Number of
Calendar	Leases	Leases with	Range in Years of
Periods	Expiring	Renewal Options	Option Periods (1)

2007	1	0	0
2008	2	1	5 years
2009	3	2	5 years
2010	3	3	5 years
2011	2	2	5 years
2012 and thereafter	2	1	5 years

(1)	Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

          Store leases provide for a base rental of between approximately $5.06 and $44.39 per square foot. In addition, under the “net” terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. One of the Company’s stores provide for rent based on a percentage of sales. Minimum rental payments for Syms’ leased stores aggregated $7,445,000 for the year ended March 3, 2007, of which $640,198 was paid to Sy Syms (Chairman of the Board of the Company) as fixed rent. On December 21, 2006, the Company purchased from Mr. Syms the building and land on which the Elmsford, New York store is located for $13,516,000. This was part of a transaction in which the Company also purchased additional land and buildings not previously leased or used by the Company for an aggregate of $18,521,000 (See Note 2 to the Consolidated Financial Statements).

Store Openings/Closings

          In fiscal 2006, the Company opened a new store in Plano, Texas and closed stores located in Rochester, New York, Monroeville, Pennsylvania, St. Louis, Missouri and Dallas, Texas. The Dallas store, which was sold in May 2006, has been replaced by a leased property located in Plano, Texas.

Item 3.    LEGAL PROCEEDINGS

          The Company is a party to routine litigation incident to its business. Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company, and after discussion with counsel, that there are no legal proceedings that will have a material adverse effect on the financial condition or results of operations of the Company. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company’s insurance carriers.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY,
                RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          The common stock of the Company (the “Common Stock”) is listed for trading on the New York Stock Exchange under the symbol “SYM”. The following table sets forth the high and low sales prices for the Company’s Common Stock as reported by the New York Stock Exchange for each quarter within the two most recent fiscal years of the Company.

	HIGH	LOW
Quarter ended March 3, 2007	$20.94	$18.31
Quarter ended November 25, 2006	20.89	18.41
Quarter ended August 26, 2006	19.80	16.75
Quarter ended May 27, 2006	18.99	14.44

Quarter ended February 25, 2006	$15.47	$14.12
Quarter ended November 26, 2005	15.08	13.02
Quarter ended August 27, 2005	15.64	13.08
Quarter ended May 28, 2005	13.80	11.84

Holders

          As of April 20, 2007, there were 97 record holders of the Company’s Common Stock.

Dividends

           The Board of Directors of the Company did not declare dividends in the fiscal year ended March 3, 2007. In fiscal 2005, the Company made a one-time cash dividend payment of $1.00 per common share aggregating approximately $15,020,000. Payment of dividends is within the discretion of the Company’s Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Consolidated Financial Statements regarding covenants in the Company’s revolving credit agreement).

Issuer Purchases of Equity Securities

          There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal 2006.

Item 6.    SELECTED FINANCIAL DATA

          The selected financial data presented below has been derived from the Company’s audited Consolidated Financial Statements for the fiscal years ended March 3, 2007, February 25, 2006, February 26, 2005, February 28, 2004 and March 1, 2003. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.

	Fiscal Year Ended
	March 3,	February 25,	February 26,	February 28,	March 1,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Income statement data:
Net sales	$281,178	$280,389	$283,567	$275,219	$281,505
Net income (loss)	9,548	3,436	2,177	(4,688)	(9,035)
Net income (loss) per share – basic	0.66	0.23	0.14	(0. 31)	(0.58)
Dividends paid	-	15,028	-	-	-
Net income (loss) per share – diluted	0.65	0.23	0.14	(0.31)	(0.58)
Balance sheet data:
Working capital	$67,431	$81,832	$92,428	$76,205	$77,342
Total assets	239,559	239,119	253,491	253,738	262,473
Other long term
liabilities	1,548	1,520	1,610	1,862	1,891
Shareholders’ equity	202,069	210,534	224,596	223,174	230,153

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

          This Annual Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K) may include certain forward-looking statements (within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the Securities and Exchange Commission.

Executive Overview

          Syms is an off-price retailer which operates a chain of thirty four apparel stores located throughout the Northeastern and middle Atlantic regions, the Midwest, Southeast and Southwest. Syms stores offer a broad range of first-quality, in-season merchandise bearing nationally recognized designer and brand-name labels in men’s, women’s and children’s apparel.

          The Company experienced an improved performance in fiscal 2006 as compared to fiscal 2005. Total store sales increased .3% and comparable store sales were flat compared to 2005. Our continued focus on improving gross margin levels, lower expenses and inventories accounts for this improvement in operating performance. In fiscal 2007, we will continue our focus on sales improvement, expense and inventory management which will allow us to maintain our strong cash position and minimize our debt.

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

          Deferred Tax Valuation Allowance – The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance; the Company determined that its valuation allowance was no longer necessary thereby increasing income by $1,000,000 in this fiscal period ended March 3, 2007. Should the Company determine that it would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

          Self Insurance Accruals – The Company had been self-insured for workers’ compensation liability claims. The Company is responsible for the payment of claims from prior years. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors. These development factors utilize historical data to project incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Results of Operations

          The following discussion compares the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005. The fiscal year ended March 3, 2007 was comprised of 53 weeks. The fiscal years ended February 25, 2006 and February 26, 2005 were each comprised of 52 weeks.

          Fiscal Year Ended March 3, 2007 (Fiscal 2006) Compared to Fiscal Year Ended February 25, 2006 (Fiscal 2005)

          Net sales for the fiscal year ended March 3, 2007 were $281,178,000, an increase of $789,000 (.3%) as compared to net sales of $280,389,000 for the fiscal year ended February 25, 2006. The increase in sales is largely attributable to the extra week in this fiscal year (53 weeks in fiscal 2006 versus 52 weeks in fiscal 2005) which amounted to approximately $3,600,000. Comparable store sales were up 1.2% for the fiscal year ended March 3, 2007 compared to the fiscal year ended February 25, 2006. Comparable sales excluding the fifty-third week would be approximately $276,800,000 which would be a decrease of approximately $300,000. In our comparable store computation, we only include stores that have been open for a period of at least twelve months and stores that were open during both fiscal years. We did not have any expansion in square footage in our existing stores in fiscal years 2006 and 2005.

          Gross profit for the fiscal year ended March 3, 2007 was $113,289,000, an increase of $213,000 (40.3% as a percentage of net sales) as compared to $113,076,000 (40.3% as a percentage of net sales) for the fiscal year ended February 25, 2006. The Company’s gross profit may not be comparable to those of other entities, which include all of the costs related to their distribution network in cost of goods sold because the Company excludes a portion of those costs from gross profit. Instead, the Company includes such costs in other items, such as selling, general and administrative expenses (“SG&A”) and occupancy costs.

          SG&A expense was $75,692,000 (26.9% as a percentage of net sales) for the fiscal year ended March 3, 2007 as compared to $73,571,000 (26.2% as a percentage of net sales) for the fiscal year ended February 25, 2006. An increase in store payroll resulting from salary increases at existing stores, and a one-time severance payment to a senior executive, as well as increased health benefits largely accounts for this increase.

          Advertising expense for the fiscal year ended March 3, 2007 was $8,118,000 (2.9% as a percentage of net sales, as compared to $8,097,000 (2.9% as a percentage of net sales) for the fiscal year ended February 25, 2006.

          Occupancy costs were $17,837,000 (6.3% as a percentage of net sales) for the fiscal year ended March 3, 2007 as compared to $17,370,000 (6.2% as a percentage of net sales) for the fiscal year ended February 25, 2006. The increase in occupancy of approximately $467,000 is largely the result of increased utility costs due in large part to increased cost of energy.

          Depreciation and amortization expense amounted to $8,205,000 (2.9% as a percentage of net sales) for the fiscal year ended March 3, 2007 as compared to $8,821,000 (3.2% as a percentage of net sales) for the fiscal year ended February 25, 2006. This decline in depreciation expense resulted from some assets becoming fully depreciated and the closing of the Rochester, New York store.

          The results for the fiscal year ended March 3, 2007 reflects a gain of $10,424,000 resulting from the sale in May 2006 of the land and building of its two stores located in Rochester, New York and Dallas, Texas. This action was taken by the Company as part of its continued efforts to improve profitability. The Dallas store was replaced by a store located in Plano, Texas which opened in May 2006 and is a leased property.

          The net income before taxes was $15,951,000 for the fiscal year ended March 3, 2007 as compared to $6,197,000 for the fiscal year ended February 25, 2006. The improvement in net income before taxes resulted from the gain resulting from the sale of real estate of $10,424,000 as noted above.

           For the fiscal year ended March 3, 2007 the effective income tax was 40.1% as compared to 44.5% for the fiscal year ended February 25, 2006. The valuation allowance which previously related to state net operating loss forwards amounting to $1,000,000 was reversed in the current year since its realization is more likely than not.

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

          Gross profit for the fiscal year ended February 25, 2006 was $113,076,000, an increase of $1,194,000 (40.3% as a percentage of net sales) as compared to $111,882,000 (39.5% as a percentage of net sales) for the fiscal year ended February 26, 2005. The increase in gross profit dollars is largely attributable to lower markdowns and improved shrinkage performance for the fiscal year 2005 versus fiscal year 2004. The Company reduced its aged inventory reserve by approximately $2,320,000 which was offset by the markdowns taken on the aged inventory that was sold. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other like items, such as selling and general and administrative expenses and occupancy costs.

          SG&A expense was $73,571,000 (26.2% as a percentage of net sales) for the fiscal year ended February 25, 2006 as compared to $75,156,000 (26.5% as a percentage of net sales) for the fiscal year ended February 26, 2005. The closing of three stores located in Charlotte, NC, Baltimore, MD and Lawrenceville, NJ accounts for the decline in expenses in fiscal 2005.

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

Liquidity and Capital Resources

Working capital at March 3, 2007 was $67,431,000, a decrease of $14,401,000 from February 25, 2006, and the ratio of current assets to current liabilities was 2.88 to 1 as compared to 4.01 to 1 at February 25, 2006. The Company’s merchandise inventory was $6,340,000 higher this year due to the Easter holiday being early which required earlier merchandise receipts. Accounts receivable decreased $852,000 due to credit card payment timing differences. The decrease in working capital is largely attributable to purchase of treasury shares and PP&E offsetting cash flows from operations.

          Net cash provided by operating activities totaled $13,189,000 for fiscal 2006 as compared to $20,079,000 for fiscal 2005. This decrease is due to increased inventories as planned by management.

          Net cash provided by investing activities was $8,667,000 for fiscal 2006 as compared to net cash used in investing activities of $3,887,000 for fiscal 2005. Included in the fiscal 2006 amount are the proceeds from the Dallas and Rochester real estate sales. Purchases of property and equipment totaled $7,629,000 and $3,894,000 for fiscal years 2006 and 2005, respectively. This increase resulted from the purchase of Westchester for approximately $3,500,000 which represents Mr. Syms net cost.

          Net cash used in financing activities was $14,845,000 for the fiscal year ended March 3, 2007 as compared to $17,854,000 for the fiscal year ended February 25, 2006. Included in this amount for fiscal 2006 are the purchase of treasury shares and the related party purchase adjustment of real estate (net of taxes).

          The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. For the fiscal years ended March 3, 2007 and February 25, 2006, there were no borrowings under the revolving credit agreement. At March 3, 2007 and February 25, 2006, the Company had $955,619 and $1,189,234, respectively, in outstanding letters of credit under the revolving credit agreement.

          The Company has planned capital expenditures of approximately $3,400,000 for the fiscal year ending March 1, 2008.

          On June 5, 2006, the Company’s Board of Directors authorized the repurchase by the Company through June 1, 2008 of up to 2,900,000 shares of common stock at prevailing market prices. During the year ended March 3, 2007, the Company purchased 132,400 shares at a total cost of $2,442,841 which represented approximately .9% of its shares outstanding on March 3, 2007. In addition, pursuant to the Company’s tender offer, dated and filed with the Securities and Exchange Commission on April 27, 2006, which expired on May 26, 2006, the Company purchased 418,474 shares of Common Stock at $18 per share for a total of $7,532,534. The shares purchased represented approximately 2.9% of the Company’s outstanding shares outstanding on March 3, 2007. The Company also acquired 89,590 common stock shares at a total cost of $1,757,848 on the exercise of stock options which were paid with the Company’s common stock.

          Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year 2007.

Impact of Inflation and Changing Prices

          Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations for its last three fiscal years.

Contractual Obligations and Commercial Commitments

          To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
Contractual Obligations
Operating Leases	$25,677,202	$6,651,162	$11,109,114	$6,280,454	$1,636,473
Total Contractual Cash
Obligations	$25,677,202	$6,651,162	$11,109,114	$6,280,454	$1,636,473

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After 5
	Committed	1 year	2-3 years	4-5 years	Years
Other Commercial Commitments
Lines of Credit	$-	$-	-	-	-
Letters of Credit	955,619	955,619	-	-	-

Total Commercial Commitments	$955,619	$955,619	-	-	-

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company has exposure to interest rates under its unsecured revolving credit facility. Interest on individual advances is payable quarterly at the bank’s base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 0.5 of 1% per annum.

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

          (b) Management’s Report on Internal Control over Financial Reporting

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

April 19, 2007

To the Stockholders’ of Syms Corp.

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

          In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of March 3, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

          The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent registered public accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

          BDO Seidman, LLP, independent registered public accountants of our financial statements, has reported on management's assertion with respect to the effectiveness of our internal control over financial reporting as of March 3, 2007.

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
Secaucus, New Jersey

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Syms Corp and its subsidiary maintained effective internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Syms Corp and its subsidiary maintained effective internal control over financial reporting as of March 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syms Corp and subsidiaries as of March 3, 2007 and February 25, 2006 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 3, 2007 and our report dated April 19, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
April 19, 2007

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE NUMBER
(a)(1)	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Shareholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

(a)(2)	List of Financial Statement Schedules:

           All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)         List of Exhibits:

          The following exhibits which are marked with an asterisk are filed as part of this Annual Report and the other exhibits set forth below are incorporated by reference (utilizing the same exhibit numbers, except as stated otherwise below) from (i) the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective

          September 23, 1983 or (ii) where indicated, the Company’s reports on Form 8-K, Form 10-Q or Form 10-K or the Company’s Proxy Statement (Commission File No. 1-8564).

3.1	Certificate of Incorporation of Syms Corp, as amended

3.2	By-laws of Syms Corp

4.1	Specimen Certificate of Common stock

10.3	Elmsford (White Plains), New York Leased Premises
	10.3a	Lease, June 21, 1977
	10.3b	Lease Modification, December 28, 1978
	10.3c	Lease Modification, July 26, 1983
	10.3d	Consent, July 29, 1983
	10.3e	Parking Area Lease No. 1, July 29, 1969
	10.3f	Parking Area Sublease No. 1, November 29, 1974
	10.3g	Parking Area Lease No. 2, June 23, 1969
	10.3h	Parking Area Sublease No. 2, November 29, 1974
	10.3i	Assignment and Assumption, July 29, 1983
	10.3j	Third Lease Modification Agreement, December 1, 2002

10.4	Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey
Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (exhibit 28.1 to 8-K Report dated May 1986 )

10.21	Syms Corp 1983 Incentive Stock Option and Appreciation Plan as Amended and Restated (Exhibit A to Company’s Proxy
Statement for the 1993 Annual Meeting of Shareholders)

10.32	Revolving Credit Agreement dated as of December 1, 1993 between Syms Corp and Summit Bank (successor to United
Jersey Bank) (8-K Report dated December 7, 1993)

10.33	Form of Indemnification Agreement between Registrant and Directors and Executive Officers of the Registrant (10-K Report
for fiscal year ended March 2, 1996)

10.35	Employment Agreement dated November 1, 1996 between Syms Corp and Ronald Zindman
(10-K Report for fiscal year ended March 1, 1997)

10.36	Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.38	First Amendment to Revolving Credit Agreement, dated November 24, 1997, between Syms Corp and Summit Bank. (10-K
Report for fiscal year ended February 28, 1998)

10.39	Credit Program Agreement, dated January 27, 2000 between Syms Corp and Conseco Finance Corp (10-K Report for fiscal year ended February 26, 2000)

10.41	Amendment to the Amended and Restated Incentive Stock Option and Appreciation (10-Q Report for quarter ended
November 25, 2000)

10.46	Agreement and Plan of Reorganization, dated as of May 1, 2002, between Stanley Blacker, Inc. and Syms Corp

10.48	Amendment to Syms Corp Amended and Restated Incentive Stock Option and Appreciation Plan (10-Q Report for fiscal quarter ended August 30, 2003)

10.49	Seventh Amendment to Revolving Credit Agreement and Second Amendment to Promissory Note, dated as of July 23, 2003, between Syms Corp and Fleet National Bank (10-Q Report for fiscal quarter ended August 30, 2003)

10.50	Loan Agreement, dated as of November 5, 2003, between Syms Corp and Israel Discount Bank of New York (10-Q Report for
fiscal quarter ended November 29, 2003)

10.51	First Amendment to Loan Agreement, dated April 7, 2005, between Syms Corp and Israel Discount Bank of New York (current report on Form 8-K dated April 8, 2005.)

10.52	Syms Corp 2005 Stock Option Plan, as amended (current report on Form 8-K dated August 5, 2005)

10.53	Form of Nonqualified Stock Option Award Agreement for 2005 Stock Option Plan (current report on Form 8-K dated August 5, 2005)

10.54	Form of Incentive Option Award for 2005 Stock Option Plan (current report on Form 8-K dated August 5, 2005)

10.55	Form of Restricted Stock Award for 2005 Stock Option Plan (current report on Form 8-K dated August 5, 2005)

10.56	Contract of Sale – Office, Commercial and Multi-Family Residential Premises, dated as of December 21, 2006
(current report on Form 8-K dated December 31, 2006)

10.57	Contract of Sale of Dallas property (report on Form 8-K dated February 8, 2005)

21*	List of Subsidiaries

23.1*	Consent of BDO Seidman, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and
18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and
18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMS CORP

By:	/s/ Marcy Syms
Marcy Syms
Chief Executive Officer / President

Date: April 27, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sy Syms	Chairman of the Board	April 27, 2007
Sy Syms	and Director

/s/ Marcy Syms	Chief Executive Officer/President	April 27, 2007
Marcy Syms	and Director
(Principal executive officer)

/s/ Antone F. Moreira	Vice President, Chief Financial Officer,
Antone F. Moreira	Assistant Secretary and Director	April 27, 2007
(Principal financial and accounting officer)

/s/ Bernard H. Tenenbaum	Director	April 27, 2007
Bernard H. Tenenbaum

/s/ Amber M. Brookman	Director	April 27, 2007
Amber M. Brookman

/s/ Henry M. Chidgey	Director	April 27, 2007
Henry M. Chidgey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Shareholders
Syms Corporation
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp, and its subsidiary, as of March 3, 2007 and February 25, 2006 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 3, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syms Corp, and its subsidiary, at March 3, 2007 and February 25, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syms Corp's internal control over financial reporting as of March 3, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 19, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
April 19, 2007

SYMS CORP AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	March 3,	February 25,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,912	$30,007
Receivables	1,726	3,158
Merchandise inventories	63,809	57,469
Deferred income taxes	3,092	6,325
Assets held for sale	1,780	5,882
Prepaid expenses and other current assets	5,054	6,056
Total current assets	103,373	108,897

PROPERTY AND EQUIPMENT – NET	104,323	106,702

DEFERRED INCOME TAXES	12,557	5,511

OTHER ASSETS	19,306	18,009

TOTAL ASSETS	$239,559	$239,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,678	$15,496
Accrued expenses	10,141	7,631
Accrued insurance	165	313
Obligation to customers	3,958	3,625
Total current liabilities	35,942	27,065

OTHER LONG TERM LIABILITIES	1,548	1,520

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $100 per share - authorized 1,000
shares; none outstanding	-	-
Common stock, par value $0.05 per share – authorized 30,000 shares;
14,701 shares outstanding as of March 3, 2007 (net of 3,968
treasury shares) and 14,934 shares outstanding as of February 25,
2006 (net of 3,328 treasury shares)	789	769
Additional paid-in capital	19,264	16,656
Treasury stock	(41,383)	(29,649)
Retained earnings	223,399	222,758
Total shareholders’ equity	202,069	210,534
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$239,559	$239,119

See Notes to Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	Fiscal Year Ended

	March 3,	February 25,	February 26,
	2007	2006	2005

NET SALES	$281,178	$280,389	$283,567
Cost of goods sold	167,889	167,313	171,685
Gross profit	113,289	113,076	111,882

EXPENSES
Selling, general and administrative	75,692	73,571	75,156
Advertising	8,118	8,097	7,666
Occupancy	17,837	17,370	17,117
Depreciation and amortization	8,205	8,821	9,574
Loss on sale of assets	31	-	550
Other income	(234)	(58)	(55)
Gain on sale of real estate	(10,424)	-	-
Total expenses	99,225	107,801	110,008
Income from operations	14,064	5,275	1,874
Interest expense	219	181	154
Interest income	(2,106)	(1,103)	(586)
Income before income taxes	15,951	6,197	2,306
Provision for income taxes	6,403	2,761	129

NET INCOME	$9,548	$3,436	$2,177

Net Income Per Share – basic	$0.66	$0.23	$0.14

Weighted Average Shares Outstanding - basic	14,574	14,969	15,139

Net Income Per Share – diluted	$0.65	$0.23	$0.14

Weighted Average Shares Outstanding – diluted	14,703	15,288	15,340

See Notes to Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings	Total
BALANCE AS OF
February 28, 2004	17,972	$755	$14,239	(2,880)	$(23,993)	$232,173	$223,174
Exercise of options	170	8	948	-	-	-	956
Tax benefit derived from
exercise of options	-	-	309	-	-	-	309
Stock buyback	-	-	-	(175)	(2,020)	-	(2,020)
Net profit	-	-	-	-	-	2,177	2,177
BALANCE AS OF
February 26, 2005	18,142	$763	$15,496	(3,055)	$(26,013)	$234,350	$224,596
Exercise of options	120	6	804	-	-	-	810
Tax benefit derived from
exercise of options	-	-	356	- $	-	-	356
Payment of dividends	-	-	-	-	-	(15,028)	(15,028)
Stock buyback	-	-	-	(273)	(3,636)	-	(3,636)
Net profit	-	-	-	-	-	3,436	3,436
BALANCE AS OF
February 25, 2006	18,262	$769	$16,656	(3,328)	$(29,649)	$222,758	$210,534
Exercise of options	407	20	2,254	-	-	-	2,274
Tax benefit derived from
exercise of options	-	-	354	-	-	-	354
Stock buyback	-	-	-	(640)	(11,734)	-	(11,734)
Related party purchase adjustment
for purchase of real estate (net of tax)	-	-	-	-	-	(8,907)	(8,907)
Net profit	-	-	-	-	-	9,548	9,548
BALANCE AS OF
March 3, 2007	18,669	$789	$19,264	(3,968)	$(41,383)	$223,399	$202,069

See Notes to Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,548	$3,436	$2,177
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,205	8,821	9,574
Deferred income taxes	2,125	2,115	1,430
Gain (loss) on sale of property and equipment	(10,393)	(7)	696
(Increase) decrease in operating assets:
Receivables	852	(505)	1,151
Merchandise inventories	(6,340)	8,655	3,102
Prepaid expenses and other current assets	1,002	(50)	(1,997)
Other assets	(1,295)	(2,076)	(1,972)
Increase (decrease) in operating liabilities:
Accounts payable	6,762	(1)	(657)
Accrued expenses	2,362	(461)	(567)
Obligations to customers	333	242	(187)
Other long term liabilities	28	(90)	(252)
Net cash provided by operating activities	13,189	20,079	12,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,629)	(3,894)	(2,704)
Proceeds from sale of property and equipment	16,296	7	3,194
Net cash provided by (used in) investing activities	8,667	(3,887)	490
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party purchase adjustment of real estate	(14,845)	-	-
Payment of dividend	-	(15,028)	-
Purchase of treasury shares	(11,734)	(3,636)	(2,020)
Exercise of options	2,274	810	956
Tax benefit of options	354	-	-
Net cash used in financing activities	(23,951)	(17,854)	(1,064)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,095)	(1,662)	11,924
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,007	31,669	19,745
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,912	$30,007	$31,669
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$216	$146	$170
Income taxes paid, net of refunds	$3,693	$554	$(1,387)

See Notes to Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 3, 2007, FEBRUARY 25, 2006 AND FEBRUARY 26, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principal Business - Syms Corp and subsidiary (the “Company”) operate a chain of 34 “off-price” retail stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first-quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b.	Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

c.	Accounting Period - The fiscal year ended March 3, 2007 was 53 weeks and February 25, 2006 and February 26, 2005 were comprised of 52 weeks.

d.	Cash and Cash Equivalents- Cash and cash equivalents include securities with original maturities of three months or less.

e.	Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

The Company’s have substantially all of their cash in banks. Such cash balances at times exceed federally-insured limits. The Companies have not experienced any losses in such accounts.

f.	Receivables – Receivables represent third party credit card receivables.

g.	Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market on a first-in first- out (FIFO) basis, as determined by the retail inventory method.

h.	Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are principally determined by the straight-line method over the following estimated useful lives:

Buildings and improvements	15 - 39 years
Machinery and equipment	4 - 7 years
Furniture and fixtures	7-10 years
Leasehold improvements	Lesser of life of the asset or life of lease
Computer software	3 years

The Company’s policy is to amortize leasehold improvements over the original lease term and not include any renewal terms. The Company’s policy is to capitalize costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use. Computer software is included in property, plant and equipment – net on the balance sheet.

i.	Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management’s strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the fair value of the long-lived asset.

An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets.

j.	Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end.

k.	Obligation to Customers - Obligations to customers represent credits issued for returned merchandise as well as gift certificates. When the Company sells a gift certificate to a customer, it is recorded as a liability in the period it occurred. When the customer redeems the gift certificate for the purchase of merchandise, a sale is recorded and the liability reduced.

l.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventory provision, sales return, self-insurance accruals and lives of long-lived assets. Actual results could differ from those estimates.

m.	Revenue Recognition - The Company recognizes revenue at the “point of sale”. Allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded.

n.	Comprehensive Income - Comprehensive income is equivalent to the Company’s net income for fiscal years 2006, 2005 and 2004.

o.	Segment Reporting - Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment - the operation of retail off-price stores. Revenues from external customers are derived from merchandise sales. The Company’s merchandise sales mix by product category for the last three fiscal years was as follows:

	Fiscal Year

	2006	2005	2004

Men’s tailored clothes and haberdashery	54%	54%	53%
Women’s dresses, suits, separates and accessories	28%	28%	29%
Shoes	8%	8%	8%
Children’s wear	7%	7%	7%
Luggage, domestics and fragrances	3%	3%	3%
	100%	100%	100%

The Company does not rely on any major customers as a source of revenue.

p.	Gross Profit - The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other like items, such as selling and general and administrative expenses and occupancy costs.

q.	Computer Software Costs – The Company capitalizes the cost of software developed or purchased for internal use.

r.	Other Assets – Other assets include $18,591,000 and $17,304,000 of cash surrender value of officer’s life insurance, and $715,000 and $705,000 of other miscellaneous assets such as security deposits, step rent receivables and deferred lease acquisition costs at March 3, 2007 and February 25, 2006, respectively.

s.	Advertising Costs – Advertising and sales promotion costs are expensed at the time the advertising occurs. Advertising and sales promotion costs were $8,118,000, $8,097,000 and $7,666,000 in 2006, 2005 and 2004, respectively. The Company does not receive any allowances and credits from vendors in connection with the purchase or promotion of the vendor’s product, such as, co-operative advertising and other considerations.

t.	Accounting for Stock-Based Compensation –Effective February 26, 2006, the Company adopted the provisions of FAS No. 123(R), “Share-Based Payment” (“FAS123(R)”). Under FAS123(R), share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the year ended March 3, 2007, and all options previously issued were fully vested in prior years. Accordingly, there was no effect of adopting FAS 123(R). FAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Stock option activity during the twelve months ended March 3, 2007 is as follows: (In thousands, except per share amounts)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	of options	Price	Term (years)	Value
Outstanding at February 25, 2006	739	$8.08	-	-
Options granted	-	-	-	-
Options exercised	(407)	$5.53	-	-
Options forfeited	(2)	-	-	-
Options outstanding at March 3, 2007	330	$11.17	3.65	$2,387
Options exercisable at March 3, 2007	330	$11.17	3.65	$2,387

As of March 3, 2007, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

Awards granted prior to the adoption of FAS 123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the twelve month period ended March 3, 2007 because all options had exercise prices equal to the market value of the underlying stock on the date of grant.

Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123” is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2004 and 2006 and a total of 97,500 options were granted in 2005. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

	2005	2004
(in thousands except per share amount)
Net income as reported	$3,436	$2,177
Less stock option expense using fair value method	(773)	-
Pro forma net income	$2,663	$2,177
Net income per share basic and diluted as reported	$.23	$.14
Net income per share basic and diluted pro forma	$.17	$.14

The Black-Scholes computation for fiscal 2005 resulted in a compensation expense attribution of $773,000. There were 739,000 options outstanding and exercisable at a weighted average price of $8.08. The assumptions used in the Black-Scholes calculations were at an interest rate of 4.23% in 2005. Stock volatility was 0.33 for fiscal 2005. The expected life of the options outstanding range from .6 to 9.3 years. There is no expected annual dividend for the indefinite future.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The Company does not anticipate a significant impact on the adoption of FIN 48.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 did not have any impact on the determination of our financial results.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 3,	February 25,
	2007	2006
	(in thousands)
Land	$42,137	$40,663
Buildings and building improvements	118,627	118,154
Leasehold and leasehold improvements	29,014	30,192
Machinery and equipment	22,720	22,432
Furniture and fixtures	20,581	20,954
Construction in progress	657	1,626
Computer software	12,831	12,717
	246,567	246,738

Less accumulated depreciation and amortization	142,244	140,036

	$104,323	$106,702

The Company purchased from Sy Syms (it’s Chairman) the Westchester property and Addison land for approximately $18,521,500 in fiscal year 2006. Since Mr. Syms is a major shareholder of the Company, the property was recorded by the Company at its historical cost basis. The amount paid for the property in excess of this cost basis was recorded, net of deferred taxes of $5.9 million, as a charge to retained earnings.

NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005
			(in thousands)

Current:
Federal	$3,906	$226	$-
State	372	420	(1,301)
	4,278	646	(1,301)

Deferred:
Federal	1,731	1,853	1,279
State	394	262	151
	2,125	2,115	1,430
	$6,403	$2,761	$129

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005

Statutory Federal income tax rate	35%	35.0%	35.0%
State taxes	7.3%	7.1%	(32.4%)
Officers’ life insurance	4.2%	6.5%	22.2%
Change of valuation allowance	(6.3)	-	(21.7%)
Adjustment of prior year deferred tax	-	(4.7%)	-
Other	(0.1%)	.6%	2.5%
Effective income tax rate	40.1%	44.5%	5.6%

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended
	March 3,	February 25,
	2007	2006
	(In thousands)	(In thousands)
Deferred tax assets:
Capitalization of inventory costs	$1,205	$1,075
Pension cost	97	550
Reserves not currently deductible for tax purposes	1,827	2,099
Net operating losses	1,463	4,086
Depreciation	10,526	4,248
Step rent	495	514
Minimum tax credit	-	226
Other	36	38
Deferred tax assets before valuation allowance	15,649	12,836
Valuation allowance	-	(1,000)
Net deferred tax assets	$15,649	$11,836

Current deferred tax asset	$3,092	$6,325
Long term deferred tax asset	12,557	5,511
Total	$15,649	$11,836

At March 3, 2007, the Company had state net operating loss carry forwards of $29,264,569. The net operating losses expire in years through 2024. The valuation allowance which previously related to state net operating loss carry forwards amounting to approximately $1,000,000 was reversed in the current year since its realization is more likely than not.

Based on management’s assessment it is more likely than not that deferred tax assets will be realized by future taxable income or tax planning strategies.

NOTE 4 - BANK CREDIT FACILITIES

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of March 3, 2007. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. For the fiscal years ended March 3, 2007 and February 25, 2006, there were no borrowings under the revolving credit agreement. At March 3, 2007 and February 25, 2006, the Company had $955,619 and $1,189,234, respectively, in outstanding letters of credit under the Revolving Credit Agreement. The outstanding letters of credit for the fiscal years ended March 3, 2007 and February 25, 2006 are part of the unsecured $30,000,000 line of credit.

Total interest charges incurred for the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005 were $219,000, $181,000 and $154,000, respectively. There was no capitalized interest for fiscal years 2006, 2005 and 2004.

NOTE 5 - FAIR VALUE DISCLOSURES

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 3, 2007 and February 25, 2006 due to the short term maturities of these instruments.

NOTE 6 - PENSION AND PROFIT SHARING PLANS

a.	Pension Plan - The Company has a defined benefit pension plan for all employees other than those covered under collective bargaining agreements through December 31, 2006. This Pension Plan was frozen effective December 31, 2006.

The benefits are based on years of service and the employee’s highest average pay during any five consecutive years within the ten-year period prior to retirement. Pension plan costs are funded annually. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

The Company uses a December 31 measurement date.

The following information on the Company’s pension plan is provided:

	March 3,	February 25,
	2007	2006
	(In thousands)
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at beginning of year	$11,432	$10,257
Service cost	659	705
Interest cost	633	585
Actuarial loss (gain)	(411)	172
Gross benefits paid	(325)	(287)
Curtailment gain	(2,250)	-
Net benefit obligation at end of year	$9,738	$11,432

CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning of year	$8,050	$7,403
Employer contributions	726	571
Gross benefits paid	(325)	(287)
Actual return on plan assets	1,045	363
Fair value of plan assets at end of year	$9,496	$8,050

Funded status at end of year	$(242)	$(3,381)
Unrecognized net actuarial loss	-	2,203
Unrecognized transition amount	-	-
Accrued benefit costs	$(242)	$1,178

Pension expenses includes the following components:

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005
	(In thousands)
COMPONENTS OF NET
PERIODIC BENEFIT COST:
Service cost	$659	$705	$672
Interest cost	633	585	554
Return on assets	(1,045)	(363)	(601)
Amortization of (gain) loss	410	(194)	82
Net periodic benefit cost	$657	$733	$707

WEIGHTED-AVERAGE
ASSUMPTIONS USED:
Discount rate	5.8%	5.7%	6%
Rate of compensation increase	4.5%	4.5%	4.5%

The expected long-term rate of return on plan assets was 8.0% for all years.

As of December 31, 2006, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are as follows:

2007	$476
2008	352
2009	476
2010	454
2011	265
2012-2016	$2,903

The asset allocation for the Company’s primary pension plans at the end of 2006 and 2005 and the target allocation of 2007, by asset category, are as follows:

	Range of Target	% of Plan Assets	% of Plan Assets
Asset Category	Asset Allocation	2006	2005

Equity Securities	50%	56%	56%
Fixed Income Securities	50%	44%	44%
Total		100%	100%

The Company adopted SFAS 158 for fiscal 2006. Under the provisions of SFAS 158, the Company is required to recognize in its consolidated balance sheet the funded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the Pension Plan, this is equal to the accumulated benefit obligation.

In addition, SFAS 158 requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. On October 1, 2006 (the beginning of the fourth quarter of fiscal 2006), the Company changed its method of accounting for its defined benefit plan to a method that accelerates the recognition of gains or losses. Gains or losses represent changes in the amount of either the projected benefit obligations or plan assets resulting from changes in assumptions, actuarial gains/losses and actual investment returns. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since its adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented.

b.	Profit-Sharing and 401(k) Plan - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company made a contribution to this plan in fiscal 2006 amounting to $225,000 and $200,000 in fiscal 2005. The Company had not made any matching contributions to this plan during the fiscal year ended February 26, 2005.

NOTE 7 - COMMITMENTS

a.	Leases - The Company has various operating leases for its retail stores, with terms expiring between 2007 and 2015. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

Future minimum lease payments at March 3, 2007 are as follows:

Operating
Leases

2007	$6,651,162
2008	6,003,245
2009	5,105,869
2010	3,874,026
2011	2,406,428
2012 and thereafter	1,636,473
Total minimum payments	$25,677,202

Rent expense for operating leases are as follows:

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005
			(In thousands)
Minimum rentals due	$7,445	$7,522	$7,841
Escalation rentals accrued	(228)	(94)	(253)
Contingent rentals	-	-	-
Sublease rentals	(250)	(250)	(240)

	$6,967	$7,178	$7,348

b.	Employment Agreement - The Company terminated its employment contract with the General Merchandise Manager effective January 27, 2007. This termination triggered a one-time payment of one and one half year’s salary within 90 days of the termination date, which totaled $675,000 and was accrued at March 3, 2007.

c.	Legal Proceedings - The Company is a party to routine litigation incident to its business. Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company, and after discussion with counsel, that there are no legal proceedings that will have a material adverse effect on the financial condition or results of operations of the Company. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company’s insurance carriers.

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

	Fiscal Year Ended
	(In thousands, except per share amounts)

	March 3, 2007		February 25, 2006		February 26, 2005
		Weighted		Weighted		Weighted
	Fiscal	Average	Fiscal	Average	Fiscal	Average
	2005	Exercise	2005	Exercise	2004	Exercise
FIXED OPTIONS	Shares	Price	Shares	Price	Shares	Price
Outstanding
beginning of year	739	$8.08	711	$7.49	888	$7.13
Granted	-	-	149	15.01	-	-
Exercised	(408)	5.21	(120)	5.21	(170)	5.63
Cancelled	(1)	5.21	(1)	5.21	(7)	5.63
Outstanding, end of period	330	$11.17	739	$8.08	711	$7.49

Options exerciseable at year end	330	$11.17	739	$8.08	711	$7.49

NOTE 10 - NET INCOME PER SHARE

In accordance with SFAS 128, basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options, if they are dilutive.

Net income per share have been computed as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(in thousands)
Basic and diluted net income per share:

Net income	$9,548	$3,436	$2,177
Average shares outstanding - basic	14,574	14,969	15,139

Net income per share – basic	$0.66	$0.23	$0.14

Average shares outstanding – diluted	14,703	15,288	15,340

Net income per share – diluted	$0.65	$0.17	$0.14

NOTE 11 - RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the expenses relating to a real estate lease with Sy Syms, Chairman of the Board of the Company, for the Elmsford, New York store. During fiscal years 2006, 2005 and 2004, the Company paid to Sy Syms $640,198 $796,500 and $796,500 respectively, in fixed rent. On December 21, 2006, the Company purchased from Sy Syms the Westchester property.

NOTE 12 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
YEAR ENDED MARCH 3, 2007
Net sales	$66,193	$62,683	$72,767	$79,535
Gross profit	27,711	23,185	30,215	32,178
Net income (loss)	5,738	(1,373)	2,004	3,179
Net income (loss) per share – basic	0.38	(0.09)	0.14	0.22
Net income (loss) per share – diluted	0.38	(0.09)	0.14	0.22

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
YEAR ENDED FEBRUARY 25, 2006
Net sales	$67,432	$61,457	$74,694	$76,806
Gross profit	28,842	23,985	29,838	30,411
Net income (loss)	1,055	(1,203)	1,180	2,404
Net income (loss) per share – basic	0.07	(0.08)	0.08	0.16
Net income (loss) per share – diluted	0.07	(0.08)	0.08	0.16