Form 10-Q
period 2007-06-02
SYMS CORP
filed 2007-07-02
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 2, 2007

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

Yes ☑                No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filed” in Rule 12b-2 of the Exchange Act.

          (Check One):

Large Accelerated Filer ☐                              Accelerated Filer ☑                               Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                No ☑

          At June 29, 2007, the latest practicable date, there were 14,700,579 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP AND SUBSIDIARIES

INDEX

PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
	June 2, 2007, March 3, 2007 and May 27, 2006		1

Condensed Consolidated Statements of Operations for the
	13 Weeks Ended June 2, 2007 and May 27, 2006		2

Condensed Consolidated Statements of Cash Flows for the
	13 Weeks Ended June 2, 2007 and May 27, 2006		3

	Notes to Condensed Consolidated Financial Statements		4-7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		7-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		11

Item 4.	Controls and Procedures		11

PART II.	Other Information		11-12

	Item 1.	Legal Proceedings
	Item 1a.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

SIGNATURES			13

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)

	June 2,	March 3,	May 27,
	2007	2007	2006
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,157	$27,912	$56,432
Receivables	2,401	1,726	3,126
Merchandise inventories	68,807	63,809	71,384
Deferred income taxes	3,092	3,092	6,325
Assets held for sale	5,478	1,780	-
Prepaid expenses and other current assets	3,733	5,054	4,286
TOTAL CURRENT ASSETS	116,668	103,373	141,553
PROPERTY AND EQUIPMENT - Net	99,631	104,323	106,676
DEFERRED INCOME TAXES	12,557	12,557	5,511
OTHER ASSETS	19,687	19,306	18,556
TOTAL ASSETS	$248,543	$239,559	$272,296
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,357	$21,678	$37,454
Accrued expenses	7,210	6,120	18,903
Accrued payroll	915	4,021	1,779
Accrued insurance	148	165	288
Obligations to customers	3,965	3,958	3,612
TOTAL CURRENT LIABILITIES	44,595	35,942	62,036

OTHER LONG TERM LIABILITIES	1,455	1,548	1,496

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding.	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,701 shares outstanding (net of 3,968 in treasury shares)
on June 2, 2007, 14,701 shares outstanding as of March 3, 2007
(net of 3,968 treasury shares) and 14,519 shares outstanding
(net of 3,746 treasury shares) on May 27, 2006	789	789	769
Additional paid-in capital	19,264	19,264	16,681
Treasury stock	(41,383)	(41,383)	(37,182)
Retained earnings	223,823	223,399	228,496
TOTAL SHAREHOLDERS' EQUITY	202,493	202,069	208,764
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$248,543	$239,559	$272,296

NOTE: The balance sheet at March 3, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	13 Weeks Ended
	June 2,	May 27,
	2007	2006
	(Unaudited)

Net sales	$67,147	$66,193
Cost of goods sold	38,857	38,482
Gross profit	28,290	27,711

Expenses:
Selling, general and administrative	18,336	18,690
Advertising	2,814	3,051
Occupancy	4,196	4,456
Depreciation and amortization	1,979	2,216
Other income	(15)	(160)
Income (loss) from operations	980	(542)
Gain on sale of real estate	-	(10,424)
Interest income	(360)	(444)
Income before income taxes	1,340	10,326
Provision for income taxes	666	4,588
Net income	$674	$5,738
Net income per share-basic	$0.05	$0.38
Weighted average shares outstanding-basic	14,701	14,925
Net income per share-diluted	$0.05	$0.38
Weighted average shares outstanding- diluted	14,832	15,293

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

	13 Weeks Ended
	June 2,	May 27,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$674	$5,738
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,979	2,216
Gain on sale of fixed assets	10	(10,432)
(Increase) decrease in operating assets:
Receivables	(675)	(548)
Merchandising inventories	(4,998)	(13,915)
Prepaid expenses and other current assets	1,321	1,770
Other assets	(386)	(531)
Increase (decrease) in operating liabilities:
Accounts payable	10,679	22,538
Accrued expenses	(2,726)	8,502
Income taxes	450	4,511
Other long term liabilities	(93)	(24)
Net cash provided by operating activities	6,235	19,825
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	17	16,254
Expenditures for property and equipment	(1,007)	(2,146)
Net cash provided by (used in) investing activities	(990)	14,108
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options/Issuance of stock	-	25
Purchase of treasury shares	-	(7,533)
Net cash (used in) financing activities	-	(7,508)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,245	26,425
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,912	30,007
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,157	$56,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52	$53
Income taxes paid (refunds received)	$216	$77

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
13 Weeks Ended June 2, 2007 and May 27, 2006

(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 34 “off-price” retail clothing stores located throughout the United States in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended June 2, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 3, 2007. Certain amounts from prior periods have been reclassified to conform to the current periods presentation.

Note 3 - Accounting Period

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ended March 3, 2007 was comprised of 53 weeks. The fiscal year ending March 1, 2008 will be comprised of 52 weeks.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

Note 5 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of June 2, 2007. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of June 2, 2007, March 3, 2007 and May 27, 2006, there were no borrowings under the revolving credit agreement. At June 2, 2007 and May 27, 2006, the Company had $1,373,214 and $1,366,955, respectively, in outstanding letters of credit under the Revolving Credit Agreement. The outstanding letters of credit as of June 2, 2007, March 3, 2007 and May 27, 2006 are part of the unsecured $30,000,000 line of credit.

SYMS CORP AND SUBSIDIARIES

Note 6 - Net Income Profit Per Share

In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

Net income per share has been computed as follows:

	13 Weeks Ended
	June 2,	May 27,
	2007	2006
	(in thousands except for
	per share data)
Basic net income per share:

Net income	$674	$5,738
Average shares outstanding	14,701	14,925
Basic net income per share	$0.05	$0.38

Diluted net income per share:

Net income	$674	$5,738
Average shares outstanding	14,701	14,925
Stock options	131	368
Total average equivalent shares	14,832	15,293

Diluted net income per share	$0.05	$0.38

Note 7 – Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. This did not have a material impact on the results of operations or financial position of the Company (See Note 9).

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

SYMS CORP AND SUBSIDIARIES

Note 8 – Share Based Compensation

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

          The Company’s 2005 Stock Option Plan (the "2005 Plan") permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure.

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

          The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the three months ended June 2, 2007, and all options previously issued are fully vested.

SYMS CORP AND SUBSIDIARIES

          Stock option activity during the three months ended June 2, 2007 is as follows:

          (In thousands, except per share amounts)

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	Of options	Price	Term (years)	Value
Outstanding at March 3, 2007	330	$11.17	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at June 2, 2007	330	$11.17	3.65	$3,157
Options exercisable at June 2, 2007	330	$11.17	3.65	$3,157

          As of June 2, 2007, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

Note 9 – Income Taxes

          Effective March 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (Fin No. 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded as a cumulative effect adjustment, a decrease to beginning retained earnings of approximately $247,000 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date, this $247,000 represents our liability for uncertain tax positions.

          The entire $247,000 would favorably impact our effective tax rate if these liabilities were reversed. We do not expect to pay any of this $247,000 within the following twelve months.

          We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $165,000, before federal and state tax effect. For the quarter ended June 2, 2007, we recorded approximately $5,000 in interest before federal and state tax effect.

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

SYMS CORP AND SUBSIDIARIES

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

          The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in the Annual Report on Form 10-K for the fiscal year ended March 3, 2007. The Company has identified certain critical accounting policies that are described below.

          Merchandise Inventory – Inventory is stated at the lower of cost or market, FIFO retail method. Inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the cost of goods available for sale and the retail value of inventories. The significant estimates used are for markdowns. Except for “basic merchandise”, namely underwear and socks, we take a two-thirds markdown for merchandise falling in the two categories below:

One-year cycle – All merchandise falling within this category, which is primarily ladies fashions, that is one year old and older, is marked down two-thirds.

Two-year cycle – All merchandise within this category, which is primarily children’s, shoes and men’s tailored clothing, that is two years and older, is marked down two-thirds.

Inventory shrinkage is determined by taking an annual physical inventory each February prior to fiscal year end. We estimate and set up reserves for them throughout the year as a percentage of sales at retail in the stock ledger and adjust at year end. There have been no significant changes in inventory balance from year to year.

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

SYMS CORP AND SUBSIDIARIES

Results of Operations

13 Weeks Ended June 2, 2007 Compared to 13 Weeks Ended May 27, 2006

Net sales for the 13 weeks ended June 2, 2007 were $67,147,000, an increase of $954,000 (1.4%) as compared to net sales of $66,193,000 for the 13 weeks ended May 27, 2006. On a comparable store basis, sales increased 5.6% for the 13 weeks ended June 2, 2007 as compared to the 13 weeks ended May 27, 2006. In our comparable store computation, we only include stores that have been open for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 13 weeks ended June 2, 2007 and May 27, 2006.

Gross profit for the 13 weeks ended June 2, 2007 was $28,290,000 (42.1% as a percentage of net sales), an increase of $579,000 as compared to gross profit of $27,711,000 (41.9% as a percentage of net sales) for the fiscal period ended May 27, 2006. This increase in gross profit is largely attributable to higher sales and lower markdowns in this period compared to the same period a year ago. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items, such as selling and administrative expenses and occupancy costs.

Selling, general and administrative expense was $18,336,000 (27.3% as a percentage of net sales) for the 13 weeks ended June 2, 2007 as compared to $18,690,000 (28.2% as a percentage of net sales) for the 13 weeks ended May 27, 2006. This decrease is largely attributable to lower payroll and pension costs.

Advertising expense for the 13 weeks ended June 2, 2007 was $2,814,000 (4.2% as a percentage of net sales) as compared to $3,051,000 (4.6% as a percentage of net sales) for the 13 weeks ended May 27, 2006.

Occupancy costs were $4,196,000 (6.2% as a percentage of net sales) for the 13-week period ended June 2, 2007 as compared to $4,456,000 (6.7% as a percentage of net sales) for the 13 weeks ended May 27, 2006. The store closings in St. Louis, MO, Rochester, NY and Monroeville, PA accounts for this decline.

Depreciation and amortization amounted to $1,979,000 (2.9% as a percentage of net sales) for the 13 weeks ended June 2, 2007 as compared to $2,216,000 (3.3% as a percentage of net sales) for the 13 weeks ended May 26, 2006.

The Company recorded a gain of $10,424,000 in the period ended May 27, 2006 resulting from the sale of its two stores located in Rochester, New York and Dallas, Texas. These two stores which closed in May 2006 included the land and buildings occupied by these stores. The Dallas store was replaced by a store located in Plano, Texas which opened in May 2006 and is a leased property.

Net income before tax for the 13 weeks ended June 2, 2007 was $1,340,000 as compared to $10,326,000 for the 13 weeks ended May 27, 2006. Without the gain on the sale of real estate of $10,424,000, the Company had a net loss before taxes of $98,000 for the 13 weeks ended May 27, 2006.

For the 13-week period ended June 2, 2007, the effective income tax rate was 49.7% compared to 44.4% for the period ended May 27, 2006.

Liquidity and Capital Resources

Working capital as of June 2, 2007 was $72,073,000, a decrease of $7,444,000, as compared to $79,517,000 as of May 27, 2006. The ratio of current assets to current liabilities as of June 2, 2007 was 2.62 to 1 as compared to 2.28 to 1 as of May 27, 2006.

SYMS CORP AND SUBSIDIARIES

Net cash provided by operating activities totaled $6,235,000 for the 13 weeks ended June 2, 2007, a decrease of $13,590,000 as compared to $19,825,000 for the 13 weeks ended May 27, 2006. This decrease resulted principally from the sale of real estate in Rochester, New York and Dallas, Texas in May 2006. Net cash used in investment activities was $990,000 for the 13 weeks ended June 2, 2007, as compared to net cash provided by investing activities of $14,108,000 for the 13 weeks ended May 27, 2006. Expenditures for property and equipment totaled $1,007,000 and $2,146,000 for the 13 weeks ended June 2, 2007 and May 27, 2006, respectively.

Net cash provided by financing activities was $0 for the 13 weeks ended June 2, 2007, as compared to net cash used in financing activities of $7,508,000 for the 13 weeks ended May 27, 2006. The amount in the 13 weeks ended May 27, 2006 represents the purchase of treasury shares (418,474 @ $18 per share) amounting to $7,533,000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of June 2, 2007. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of June 2, 2007, March 3, 2007 and May 27, 2006, there were no borrowings under the revolving credit agreement. At June 2, 2007 and May 27, 2006, the Company had $1,373,214 and $1,366,955, respectively, in outstanding letters of credit under the Revolving Credit Agreement. The outstanding letters of credit as of June 2, 2007, March 3, 2007 and May 27, 2006 are part of the unsecured $30,000,000 line of credit.

The Company has planned capital expenditures of approximately $3,400,000 for the fiscal year ending March 1, 2008. Through the 13 week period ended June 2, 2007, the Company incurred $1,007,000 of capital expenditures.

On June 5, 2006 the Board of Directors authorized the Company to repurchase an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of Common Stock during the next 24 months expiring on June 5, 2008. During the 13 weeks ended June 2, 2007, the Company did not purchase any shares.

On April 28, 2006 the Company commenced a “Dutch Auction” self-tender to repurchase up to 3,350,000 shares of its common stock at a price per share not less than $16.00 and not greater than $18.00. This tender offer commenced on April 28, 2006 at 5 p.m. Based on the final count by American Stock Transfer & Trust Company, the depository for the offer, 418,474 shares were tendered at a per share price of $18 for a total cost of $7,533,000. The Company did not have to draw down under its credit facilities to purchase these shares because it had sufficient cash on hand.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending March 1, 2008.

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

SYMS CORP AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report, each of Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to management including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10- K for the year ended March 3, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES - None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

Item 5.	OTHER INFORMATION - None

SYMS CORP AND SUBSIDIARIES

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

SYMS CORP

Date: July 2, 2007	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date: July 2, 2007	By	/s/ Antone F. Moreira
ANTONE F. MOREIRA
VICE PRESIDENT, CHIEF FINANCIAL
OFFICER
(Principal Financial and Accounting Officer)