Form 10-Q
period 2007-09-01
SYMS CORP
filed 2007-10-05
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 1, 2007

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

Yes ☐                No ☑

          At September 25, 2007 the latest practicable date, there were 14,681,179 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP AND SUBSIDIARIES

INDEX

		PAGE NO.
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	September 1, 2007, March 3, 2007 and August 26, 2006	1

	Condensed Consolidated Statements of Operations for the
	13 Weeks and 26 Weeks Ended September 1, 2007 and August 26, 2006	2

	Condensed Consolidated Statements of Cash Flows for the
	26 Weeks Ended September 1, 2007 and August 26, 2006	3

	Notes to Condensed Consolidated Financial Statements	4-7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II.	Other Information	11-13

	Item 1. Legal Proceedings
	Item 1a. Risk Factors
	Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
	Item 3. Defaults Upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information
	Item 6. Exhibits

SIGNATURES		14

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands except per share amounts)
	September 1,	March 3,	August 26,
	2007	2007	2006
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,475	$27,912	$37,543
Receivables	2,007	1,726	2,323
Merchandise inventories - Net	65,766	63,809	68,846
Deferred income taxes	3,092	3,092	6,325
Assets held for sale	5,576	1,780	-
Prepaid expenses and other current assets	4,267	5,054	3,559
TOTAL CURRENT ASSETS	98,183	103,373	118,596

PROPERTY AND EQUIPMENT - Net	99,141	104,323	105,784
DEFERRED INCOME TAXES	12,557	12,557	5,511
OTHER ASSETS	20,454	19,306	19,083
TOTAL ASSETS	$230,335	$239,559	$248,974
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,839	$21,678	$30,150
Accrued expenses	3,045	10,141	8,119
Accrued insurance	132	165	273
Obligations to customers	3,991	3,958	3,614
TOTAL CURRENT LIABILITIES	37,007	35,942	42,156

OTHER LONG TERM LIABILITIES	1,363	1,548	1,740

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,681 shares outstanding (net of 3,987 treasury shares)
on September 1, 2007; 14,701 shares outstanding as of March 3,
2007 (net of 3,968 treasury shares) and 14,404 shares outstanding
(net of 3,879 treasury shares) on August 26, 2006	789	789	770
Additional paid-in capital	19,264	19,264	16,810
Treasury stock	(41,669)	(41,383)	(39,625)
Retained earnings	213,581	223,399	227,123
TOTAL SHAREHOLDERS' EQUITY	191,965	202,069	205,078
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$230,335	$239,559	$248,974

NOTE: The balance sheet at March 3, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net sales	$61,384	$62,683	$128,531	$128,876
Cost of goods sold	38,854	39,498	77,711	77,980
Gross profit	22,530	23,185	50,820	50,896

Expenses:
Selling, general and administrative	17,850	18,449	36,186	37,139
Advertising	781	1,084	3,595	4,135
Occupancy	4,529	4,653	8,725	9,109
Depreciation and amortization	1,805	2,022	3,784	4,238
Gain on sale of real estate	-	-	-	(10,424)
Asset impairment charge	745	-	745	-
Net income (loss) from operations	(3,180)	(3,023)	(2,215)	6,699

Other income	(151)	(7)	(166)	(167)

Interest income	(278)	(547)	(638)	(991)
Net income (loss) before income taxes	(2,751)	(2,469)	(1,411)	7,857
Provision (benefit) for income taxes	(1,329)	(1,096)	(663)	3,492
Net income (loss)	$(1,422)	$(1,373)	$(748)	$4,365
Net income (loss) per share-basic	$(0.10)	$(0.09)	$(0.05)	$0.30
Weighted average shares outstanding-basic	14,696	14,495	14,698	14,710
Net income (loss) per share-diluted	$(0.10)	$(0.09)	$(0.05)	$0.29
Weighted average shares outstanding- diluted	14,696	14,495	14,698	15,085

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

	26 Weeks Ended
	September 1,	August 26,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(748)	$4,365
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,784	4,238
Asset impairment charge	745	-
Gain on disposal of assets	10	(10,432)
(Increase) decrease in operating assets:
Receivables	(281)	255
Merchandise inventories	(1,957)	(11,377)
Prepaid expenses and other current assets	787	2,497
Other assets	(1,163)	(1,061)
Increase (decrease) of operating liabilities:
Accounts payable	8,161	15,234
Accrued expenses	(7,379)	448
Obligations to customers	33	(11)
Other long term liabilities	(185)	220
Net cash provided by operating activities	1,807	4,376
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(3,155)	(3,273)
Proceeds from sale of assets	17	16,254
Net cash provided by (used in) investing activities	(3,138)	12,981
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(8,820)	-
Exercise of options	-	155
Stock repurchase	(286)	(9,976)
Net cash used in financing activities	(9,106)	(9,821)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,437)	7,536
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,912	30,007
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,475	$37,543

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$92	$106

Income taxes paid (net of refunds)	$2,260	$2,367

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements 13 and 26 Weeks Ended September 1, 2007 and August 26, 2006
(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 33 “off-price” retail clothing stores located throughout the United States in Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26- week periods ended September 1, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 3, 2007.

Note 3 - Accounting Period

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ending March 1, 2008 will be comprised of 52 weeks. The fiscal year ended March 3, 2007 was comprised of 53 weeks.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

Note 5 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of September 1, 2007. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of September 1, 2007, March 3, 2007 and August 26, 2006, there were no outstanding borrowings under this agreement. At September 1, 2007, March 3, 2007 and August 26, 2006, the Company had $795,600, $955,619 and $1,391,097 respectively, in outstanding letters of credit under this agreement.

SYMS CORP AND SUBSIDIARIES

Note 6 - Net Income/(Loss) Per Share

In accordance with SFAS 128, basic net income/(loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income/(loss) per share gives effect to outstanding stock options.

Net income/(loss) per share has been computed as follows:

	13 Weeks Ended		26 Weeks Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Basic net income (loss) per share:

Net income (loss)	$(1,422)	$(1,373)	$(748)	$4,365
Average shares outstanding	14,696	14,495	14,698	14,710
Basic net income (loss) per share	$(0.10)	$(0.09)	$(0.05)	$0.30

Diluted net income (loss) per share:

Net income (loss)	$(1,422)	$(1,373)	$(748)	$4,365
Average shares outstanding	14,696	14,495	14,698	14,710
Stock options	-	-	-	375

Total average equivalent shares	14,696	14,495	14,698	15,085
Diluted net income (loss) per share	$(0.10)	$(0.09)	$(0.05)	$0.29

In periods with losses, options were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

Options to purchase 329,732 and 716,907 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding as of September 1, 2007 and August 26, 2006.

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

SYMS CORP AND SUBSIDIARIES

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

SYMS CORP AND SUBSIDIARIES

          The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the six months ended September 1, 2007, and all options previously issued are fully vested.

          Stock option activity during the six months ended September 1, 2007 is as follows:
          (In thousands, except per share amounts)

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	Of options	Price	Term (years)	Value

Outstanding at March 3, 2007	330	$11.18	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at September 1, 2007	330	$11.18	3.15	$1,718
Options exercisable at September 1, 2007	330	$11.18	3.15	$1,718

          As of September 1, 2007, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

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

          We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $165,000, before federal and state tax effect. For the quarter ended September 1, 2007, we recorded approximately $3,420 in interest before federal and state tax effect.

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

SYMS CORP AND SUBSIDIARIES

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

          Merchandise Inventory – Inventory is stated at the lower of cost of market, FIFO retail method. Inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. The significant estimates used are for markdowns and shrinkage.

          Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, fashion trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly surrounding the balance sheet date, can have a significant effect on the results of operations.

          Shrinkage is estimated as a percentage of sales for the period from the date of the last physical inventory to the end of the fiscal year. Physical inventories are taken at least annually for all stores and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is used as the standard for the shrinkage accrual following the physical inventory.

          The Company has found the use of these estimates to be appropriate and actual results have not differed materially. However, the Company is subject to certain risks and uncertainties that could cause its future estimates to differ materially from past experience.

          Long-Lived Assets - In evaluation of the fair value and future benefits of long-lived assets, the Company performs analyses of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces

SYMS CORP AND SUBSIDIARIES

the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

Results of Operations

13 Weeks and 26 Weeks Ended September 1, 2007 Compared to 13 and 26 Weeks Ended August 26, 2006

Net sales for the 13 weeks ended September 1, 2007 were $61,384,000, a decrease of $1,299,000 (2.1%) as compared to the net sales of $62,683,000 for the 13 weeks ended August 26, 2006. For the 26 weeks ended September 1, 2007 net sales were $128,531,000 as compared to net sales of $128,876,000 for the 26 weeks ended August 26, 2006. Comparable store sales increased .9% for the 13 weeks and 3.1% for the 26 weeks ended September 1, 2007 as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 26 weeks ended September 1, 2007. The decrease in sales in the 13 weeks and 26 weeks ended September 1, 2007 is largely attributable to the closing of three stores located in Rochester, New York, Monroeville, Pennsylvania and St. Louis, Missouri which closed in fiscal 2006.

Gross profit for the 13 weeks ended September 1, 2007 was $22,530,000 (36.7% as a percentage of net sales as compared to $23,185,000 (37.0% as a percentage of net sales) for the 13 weeks ended August 26, 2006. Gross profit for the 26 weeks ended September 1, 2007 was $50,820,000 (39.5% as a percentage of net sales) as compared to $50,896,000 (39.5% as a percentage of net sales) for the 26 weeks ended August 26, 2006. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of those costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items; such as selling and administrative expenses and occupancy costs. The decline in gross profit in the 13 weeks ended September 1, 2007 compared to a year ago is primarily due to lower sales and higher markdowns.

Selling, general and administrative expense decreased $599,000 to $17,850,000 (29.1% as a percentage of net sales) for the 13 weeks ended September 1, 2007 as compared to $18,449,000 (29.4% as a percentage of net sales) for the 13 weeks ended August 26, 2006. Selling, general and administrative expense decreased $953,000 to $36,186,000 (28.2% as a percentage of net sales) as compared to $37,139,000 (28.8% as a percentage of net sales) for the 26 weeks ended August 26, 2006. This decrease in the 13 and 26 week period is largely the result of closing three stores located in Rochester, New York, Monroeville, Pennsylvania and St. Louis, Missouri.

Advertising expense for the 13 weeks ended September 1, 2007 was $781,000 (1.3% as a percentage of net sales) as compared to $1,084,000 (1.7% as a percentage of net sales) for the 13 weeks ended August 26, 2006. Advertising expense for the 26 weeks ended September 1, 2007 was $3,595,000 (2.8% as a percentage of net sales) as compared to $4,135,000 for the 26 weeks ended August 26, 2006.

Occupancy costs were $4,529,000 (7.4% as a percentage of net sales) for the 13 weeks ended September 1, 2007 as compared to $4,653,000 (7.4% as a percentage of net sales) for the 13 weeks ended August 26, 2006. Occupancy costs were $8,725,000 (6.8% as a percentage of net sales for the 26 week period ended September 1, 2007 as compared to $9,109,000 (7.1% as a percentage of net sales) for the 26 week period ended August 26, 2006. The reduced occupancy expenses in the 13 and 26 week periods resulted from the closing of three stores located in Rochester, New York, Monroeville, Pennsylvania and St. Louis, Missouri.

Depreciation and amortization expense was $1,805,000 (2.9% as a percentage of net sales) for the 13 weeks ended September 1, 2007 as compared to $2,022,000 (3.2% as a percentage of net sales) for the 13 weeks ended August 26, 2006. Depreciation and amortization expense for the 26 weeks ended September 1, 2007 was $3,784,000 (2.9% as a percentage of net sales) as compared to $4,238,000 (3.3% as a percentage of net sales) for the 26 weeks ended August 26, 2006. The closing of three stores located in Rochester, New

SYMS CORP AND SUBSIDIARIES

York, Monroeville, Pennsylvania and St. Louis Missouri accounts for this decline in the 13 and 26 week periods.

In the second quarter ended September 1, 2007, the Company recorded an impairment charge amounting to $745,000 relating to its store in Cleveland, Ohio. This store was closed in June 2007, and a contract has been executed for the sale of this property.

The results for the 26 weeks ended August 26, 2006 reflects a gain of $10,424,000 resulting from the sale of its two stores located in Rochester, New York and Dallas, Texas. These two stores, which closed in May 2006, included the land and buildings occupied by these stores. The Dallas store was replaced by a store located in Plano, Texas which opened in May 2006 and is a leased property.

The loss before income taxes for the 13 weeks September 1, 2007 was $2,751,000 as compared to a loss of $2,469,000 for the 13 weeks ended August 26, 2006. The loss before income tax for the 26 weeks ended September 1, 2007 was $1,411,000 as compared to a profit before taxes of $7,857,000 for the 26 weeks ended August 26, 2006. This significant variance resulted largely from the gain on the sale of real estate as noted above.

For the 26 week period ended September 1, 2007 the effective income tax rate was 47.0% as compared to 44.4% for the comparable period a year ago.

Liquidity and Capital Resources

Working capital as of September 1, 2007 was $61,176,000, a decrease of $15,264,000 as compared to $76,440,000 as of August 26, 2006. The ratio of current assets to current liabilities was 2.65 to 1 as of September 1, 2007 as compared to 2.81 to 1 as of August 26, 2006.

Net cash provided by operating activities totaled $1,807,000 for the 26 weeks ended September 1, 2007, as compared to $4,376,000 for the 26 weeks ended August 26, 2006. This decline resulted largely from a loss in the 26 weeks ended September 1, 2007 compared to a profit in the 26 weeks ended August 26, 2006.

Net cash used in investing activities was $3,138,000 for the 26 weeks ended September 1, 2007, as compared to $12,981,000 provided by investing activities for the 26 weeks ended August 26, 2006. Expenditures for property and equipment were $3,155,000 and $3,273,000 for the 26 weeks ended September 1, 2007 and August 26, 2006, respectively. The sale of the Dallas, Texas and Rochester, New York properties largely accounts for this variance.

Net cash used in financing activities was $9,106,000 for the 26 weeks ended September 1, 2007, as compared to $9,821,000 for the 26 weeks ended August 26, 2006. On August 6, 2007, the Company paid a cash dividend to its shareholders of record amounting to $8,820,000. In May 2006, the Company had a tender offer of its stock of 418,474 shares of common stock at a total cost of $7,533,000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of September 1, 2007. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of September 1, 2007, March 3, 2007 and August 26, 2006, there were no outstanding borrowings under this agreement. At September 1, 2007, March 3, 2007 and August 26, 2006, the Company had $795,000, $955,619 and $1,391,097 respectively, in outstanding letters of credit under this agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ending March 1, 2008. Through the 26 week period ended September 1, 2007, the Company has incurred $3,155,000 of capital expenditures.

SYMS CORP AND SUBSIDIARIES

On June 5, 2006, the Company’s Board of Directors approved the repurchase of an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of common stock during the next 24 months expiring on June 5, 2008. During the 26 weeks ended September 1, 2007, the Company purchased 19,400 shares which represents .1% of its outstanding shares at an aggregate cost of $286,000.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including Marcy Syms, the Chief Executive Officer of the Company, and Antone F. Moreira, the Chief Financial Officer of the Company, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13 a-15(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

SYMS CORP AND SUBSIDIARIES

   Item 2.           UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS -

   Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of	Maximum
	of Shares	Paid per Share	Shares Purchased	Number of Shares
	Purchased		as Part of Publicly	that May Yet Be
			Announced Plans	Purchased Under
			or Programs (1)	the Plans or
				Programs (1)

June 3, 2007 – July	0	0	0	0
7, 2007

July 8, 2007 –	0	0	0	0
August 4, 2007

August 5, 2007 –	19,400	14.72	19,400	2,748,200
September 1, 2007

Total	19,400	14.72	19,400	2,748,200

(1)	On June 5, 2006, the Company’s Board of Directors approved the repurchase of an aggregate up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of common stock during next 24 months expiring on June 5, 2008.

Item 3.	DEFAULTS UPON SENIOR SECURITIES - None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on July 12, 2007, the Company’s shareholders holding a majority of the shares of the Common Stock outstanding as of the close of business on June 1, 2007, voted to approve each of the three proposals included in the Company’s proxy statement as follows:

To elect six directors to hold office for one year or until their respective successors are duly elected and qualified.

	FOR	WITHHELD

Sy Syms	10,973,802	817,140
Marcy Syms	11,015,402	775,540
Antone F. Moreira	9,684,867	2,101,075
Bernard H. Tenenbaum	11,429,784	361,158
Henry M. Chidgey	11,429,784	361,158
Thomas Zanecchia	11,429,784	361,158

   To ratify the appointment of BDO Seidman, LLP as independent registered public accounting firm for the Company for the fiscal year ending March 1, 2008:

For:	11,513,750
Against:	277,090
Abstain:	102

SYMS CORP AND SUBSIDIARIES

Item 5.		OTHER INFORMATION - None

Item 6.		EXHIBITS

(a)	Exhibits filed with this Form 10-Q

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SYMS CORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP

Date: October 5, 2007	By /s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date: October 5, 2007	By /s/ Antone F. Moreira
ANTONE F. MOREIRA
VICE PRESIDENT, CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)