Form 10-Q
period 2007-12-01
SYMS CORP
filed 2008-01-11
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 1, 2007

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

Yes  ☐                      No  ☑

          At January 2, 2008 the latest practicable date, there were 14,587,187 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP AND ITS SUBSIDIARY

INDEX

			PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 1, 2007,
	March 3, 2007 and November 25, 2006		1

	Condensed Consolidated Statements of Operations for the 13 Weeks
	and 39 Weeks Ended December 1, 2007 and November 25, 2006		2

	Condensed Consolidated Statements of Cash Flows for the 39 Weeks
	Ended December 1, 2007 and November 25, 2006		3

	Notes to Condensed Consolidated Financial Statements		4-7

Item 2.	Management’s Discussion and Analysis of Financial Condition		7-10
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		10

Item 4.	Controls and Procedures		10-11

PART II.	Other Information

	Item 1.	Legal Proceedings	11
	Item 1a.	Risk Factors	11
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
	Item 3.	Defaults Upon Senior Securities	11
	Item 4.	Submission of Matters to a Vote of Security Holders	11
	Item 5.	Other Information	11-12
	Item 6.	Exhibits	12

SIGNATURES			13

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Balance Sheets
(In thousands)

	December 1,	March 3,	November 25,
	2007	2007	2006
	(Unaudited)	(See Note)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,642	$27,912	$36,729
Receivables	2,921	1,726	3,910
Merchandise inventories - Net	72,432	63,809	81,578
Deferred income taxes	3,092	3,092	6,324
Assets held for sale	5,576	1,780	-
Prepaid expenses and other current assets	4,559	5,054	6,277
TOTAL CURRENT ASSETS	102,222	103,373	134,818
PROPERTY AND EQUIPMENT - Net	98,580	104,323	104,290
DEFERRED INCOME TAXES	11,661	12,557	5,511
OTHER ASSETS	21,049	19,306	19,627
TOTAL ASSETS	$233,512	$239,559	$264,246

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,655	$21,678	$38,771
Accrued expenses	3,163	10,141	12,645
Accrued insurance	123	165	266
Obligations to customers	4,232	3,958	3,810
TOTAL CURRENT LIABILITIES	40,173	35,942	55,492
OTHER LONG TERM LIABILITIES	1,271	1,548	1,668

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value; $100 per share. Authorized 1,000 shares;
none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000 shares;
14,602 shares (net of 4,067 treasury shares) outstanding on December 1,
2007, 14,701 shares outstanding (net of 3,968 treasury shares) as of
March 3, 2007 and 14,405 shares outstanding (net of 3,879 treasury
shares) outstanding as of November 25, 2006.	786	789	770
Additional paid-in capital	19,266	19,264	16,814
Treasury stock	(42,863)	(41,383)	(39,625)
Retained earnings	214,879	223,399	229,127
TOTAL SHAREHOLDERS' EQUITY	192,068	202,069	207,086

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$233,512	$239,559	$264,246

(1)

The balance sheet at March 3, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net sales	$70,024	$72,767	$198,555	$201,643
Cost of goods sold	40,476	42,552	118,187	120,532
Gross profit	29,548	30,215	80,368	81,111

Expenses:
Selling, general and administrative	18,121	17,978	54,307	55,117
Advertising	2,813	2,976	6,408	7,111
Occupancy	4,404	4,237	13,129	13,346
Depreciation and amortization	1,939	1,983	5,723	6,221
(Gain) on sale of assets	-	-	-	(10,424)
Asset impairment charge	-	-	745	-
Income from operations	2,271	3,041	56	9,740
Other income	(7)	(59)	(173)	(226)
Interest (income) expense - net	(177)	(509)	(815)	(1,500)
Income before income taxes	2,455	3,609	1,044	11,466
Provision for income taxes	1,157	1,605	494	5,097
Net income	$1,298	$2,004	$550	$6,369
Net income per share - basic	$0.09	$0.14	$0.04	$0.44
Weighted average shares
outstanding - basic	14,648	14,404	14,682	14,608
Net income per share - diluted	$0.09	$0.14	$0.04	$0.42
Weighted average shares
outstanding - diluted	14,731	14,823	14,796	15,001

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)

	39 Weeks Ended
	December 1,	November 25,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550	$6,369

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,723	6,221
Asset impairment charge	745	-
Deferred income taxes	896	1
(Gain) on sale of assets	10	(10,437)
(Increase) decrease in operating assets:
Receivables	(1,195)	(1,332)
Merchandising inventories	(8,623)	(24,109)
Prepaid expenses and other current assets	495	(221)
Other assets	(1,767)	(1,609)
Increase (decrease) in operating liabilities:
Accounts payable	10,977	23,855
Accrued expenses	(7,270)	4,967
Obligations to customers	274	185
Other long term liabilities	(277)	148
Net cash provided by operating activities	538	4,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(4,524)	(3,795)
Proceeds from sale of land and building	17	16,296
Net cash provided by (used in) investing activities	(4,507)	12,501

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(8,820)	-
Exercise of stock options	(1)	159
Stock repurchase	(1,480)	(9,976)
Net cash (used in) financing activities	(10,301)	(9,817)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,270)	6,722
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,912	30,007
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,642	$36,729

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$129	$152
Income taxes paid (net of refunds received)	$4,433	$3,570

See Notes to Condensed Consolidated Financial Statements

SYMS CORP AND ITS SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
13 and 39 Weeks Ended December 1, 2007 and November 25, 2006
(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) currently operates a chain of 33 “off-price” retail clothing stores located throughout the United States in Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 week periods ended December 1, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 1, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 3, 2007.

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

Note 5 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of December 1, 2007. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of December 1, 2007, March 3, 2007 and November 25, 2006, there were no outstanding borrowings under this agreement. At December 1, 2007, March 3, 2007 and November 25, 2006, the Company had $512,837, $955,619 and $829,794 respectively, in outstanding letters of credit under this agreement.

Note 6 - Net Income Per Share

In accordance with SFAS 128, basic net income or loss per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income per share gives effect to outstanding stock options.

SYMS CORP AND ITS SUBSIDIARY

Net income per share has been computed as follows:

	13 Weeks Ended		39 Weeks Ended
	Dec. 1, 2007	Nov. 25, 2006	Dec. 1, 2007	Nov. 25, 2006
Basic net income per share:
Net income	$ 1,298	$ 2,004	$ 550	$ 6,369
Average shares outstanding	14,648	14,404	14,682	14,608

Basic net income per share	$ 0.09	$ 0.14	$ 0.04	$ 0.44

Diluted net income per share:
Net income	$ 1,298	$ 2,004	$ 550	$ 6,369
Average shares outstanding	14,648	14,404	14,682	14,608
Stock options	83	419	114	393
Total average equivalent shares	14,731	14,823	14,796	15,001
Diluted net income per share	$ 0.09	$ 0.14	$ 0.04	$ 0.42

Options to purchase 329,327 and 715,693 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding as of December 1, 2007 and November 25, 2006, respectively.

Note 7 - Recent Accounting Pronouncements

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

Note 8 - Accounting for Stock-Based Compensation

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

SYMS CORP AND ITS SUBSIDIARY

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

          The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the 39 weeks ended December 1, 2007, and all options previously issued are fully vested.

Stock option activity during the nine months ended December 1, 2007 is as follows:
(In thousands, except per share amounts)
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	Of options	Price	Term (years)	Value
Outstanding at March 3, 2007	330	$11.17	-	-
Options granted	-	-	-	-
Options exercised	(.4)	$5.21	-	-
Options forfeited	(.5)	-	-	-
Options outstanding at December 1, 2007	329	$11.19	2.91	$1,651
Options exercisable at December 1, 2007	329	$11.19	2.91	$1,651

          As of December 1, 2007, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

SYMS CORP AND ITS SUBSIDIARY

          Awards granted prior to the adoption of FAS 123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month and nine month periods ended December 1, 2007 because all options had exercise prices equal to the market value of the underlying stock on the date of grant.

Note 9 - Income Taxes

          Effective March 3, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (Fin No. 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded as a cumulative effect adjustment, a decrease to beginning retained earnings of approximately $247,000 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date, this $247,000 represents our liability for uncertain tax positions.

          The entire $247,000 would favorably impact our effective tax rate if these liabilities were reversed. We do not expect to pay any of this $247,000 within the following twelve months.

          We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $165,000, before federal and state tax effect. For the quarter ended December 1, 2007, we recorded approximately $3,420 in interest before federal and state tax effect.

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

SYMS CORP AND ITS SUBSIDIARY

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

          Merchandise Inventory - Inventory is stated at the lower of cost of market, FIFO retail method. Inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. The significant estimates used are for markdowns and shrinkage.

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

Results of Operations

13 and 39 Weeks Ended December 1, 2007 Compared to 13 and 39 Weeks Ended November 25, 2006

Net sales for the 13 weeks ended December 1, 2007 were $70,024,000, a decrease of $2,743,000 (3.8%) as compared to net sales of $72,767,000 for the 13 weeks ended November 25, 2006. For the 39 weeks ended December 1, 2007 net sales decreased $3,088,000 (1.5%) to $198,555,000 as compared to the 39 weeks ended November 25, 2006. Comparable store net sales increased .3% for the 13 weeks ended December 1, 2007 and 2.1% for the 39 weeks as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 39 weeks ended December 1, 2007. The sales decrease in the 13 and 39 weeks ended December 1, 2007 is largely attributable to the closing of three stores located in Monroeville, Pennsylvania, St. Louis, Missouri and Cleveland, Ohio.

Gross profit for the 13 weeks ended December 1, 2007 was $29,548,000, a decrease of $667,000 (42.2% as a percentage of total net sales) as compared to $30,215,000 (41.5% as a percentage of total net sales) for the 13 weeks ended November 25, 2006. Gross profit for the 39 weeks ended December 1, 2007 was $80,368,000, a decrease of $743,000 (40.5% as a percentage of total net sales) as compared to the 39 weeks ended November 25, 2006. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all the

SYMS CORP AND ITS SUBSIDIARY

costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items; such as selling and administrative expenses and occupancy costs. The decline in gross profit dollars in the 13 and 39 week periods is largely the result of lower sales in those periods.

Selling, general and administrative expense was $18,121,000 (25.9% as a percentage of total net sales) for the 13 weeks ended December 1, 2007 as compared to $17,978,000 (24.7% as a percentage of total net sales) for the 13 weeks ended November 25, 2006. Selling, general and administrative expense was $54,307,000 (27.4% as a percentage of total net sales) for the 39 weeks ended December 1, 2007 as compared to $55,117,000 (27.3% as a percentage of total net sales) for the 39 weeks ended November 25, 2006. The decline in expense dollars in the 39 weeks ended December 1, 2007 when compared to the comparable period a year ago, resulted largely from the closing of three stores located in Monroeville, Pennsylvania, St. Louis, Missouri and Cleveland, Ohio.

Advertising expense for the 13 weeks ended December 1, 2007 were $2,813,000 (4.0% as a percentage of total net sales) as compared to $2,976,000 (4.1% as a percentage of total net sales) in the 13 week period ended November 25, 2006. Advertising expense for the 39 weeks ended December 1, 2007 was $6,408,000 (3.2% as a percentage of total net sales) as compared to $7,111,000 (3.5% as a percentage of total net sales) in the 39 week period ended November 25, 2006.

Occupancy costs were $4,404,000 (6.3% as a percentage of total net sales) for the 13 weeks ended December 1, 2007 as compared to $4,237,000 (5.8% as a percentage of total net sales) for the 13 week period ended November 25, 2006. Occupancy costs were $13,129,000 (6.6% as a percentage of total net sales) for the 39 week period ended December 1, 2007 as compared to $13,346,000 (6.6% as a percentage of total net sales) for the 39 week period ended November 25, 2006.

Depreciation and amortization expense was $1,939,000 (2.8% as a percentage of total net sales) for the 13 week period ended December 1, 2007 as compared to $1,983,000 (2.7% as a percentage of total net sales) for the 13 week period ended November 25, 2006. Depreciation and amortization expense for the 39 week period ended December 1, 2007 was $5,723,000 (2.9% as a percentage of total net sales) as compared to $6,221,000 (3.1% as a percentage of total net sales) for the 39 week period ended November 25, 2006.

The results for the 39 weeks ended November 25, 2006 reflects a gain of $10,424,000 resulting from the sale of the Company’s two stores located in Rochester, New York and Dallas, Texas, respectively. These two stores, which closed in May 2006, included the land and building occupied by these two stores.

The net income before income taxes for the 13 weeks ended December 1, 2007 was $2,455,000 as compared to $3,609,000 for the 13 weeks ended November 25, 2006. The net income before taxes for the 39 weeks ended December 1, 2007 was $1,044,000 as compared to $11,466,000 for the 39 weeks ended November 25, 2006. The improvement in net income before taxes for the 39 weeks ended November 25, 2006 resulted largely from the gain on the sale of real estate as noted above.

For the 39 week period ended December 1, 2007 the effective income tax rate was 47.3% as compared to 44.5% for the comparable period a year ago.

Liquidity and Capital Resources

Working capital as of December 1, 2007 was $62,049,000, a decrease of $17,277,000 as compared to $79,326,000 as of November 25, 2006. The ratio of current assets to current liabilities was 2.54 to 1 as of December 1, 2007 as compared to 2.43 to 1 as of November 25, 2006. The purchase of the Westchester property on December 21, 2006 and payment of a dividend in August 2007 accounts for this decline in working capital.

Net cash provided by operating activities totaled $538,000 for the 39 weeks ended December 1, 2007, as compared to $4,038,000 for the 39 weeks ended November 26, 2005. This decline is largely the result of lower store operating profit and higher inventory levels when compared to fiscal year end.

SYMS CORP AND ITS SUBSIDIARY

Net cash used in investment activities was $4,507,000 for the 39 weeks ended December 1, 2007 as compared to net cash provided by investing activities of $12,501,000 for the 39 weeks ended November 25, 2006. Expenditures for property and equipment were $4,524,000 and $3,795,000 for the 39 weeks ended December 1, 2007 and November 25, 2006, respectively. Last year’s investment activities reflect the sale of the Dallas and Rochester properties.

Net cash used in financing activities was $10,301,000 for the 39 weeks ended December 1, 2007, as compared to net cash used in financing activities of $9,817,000 for the 39 weeks ended November 25, 2006. On August 6, 2007, the Company paid a cash dividend to its shareholders of record amounting to $8,820,000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined as working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of December 1, 2007. Except for funds provided from this revolving credit agreement, the Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of December 1, 2007, March 3, 2007 and November 25, 2006, there were no outstanding borrowings under this agreement. At December 1, 2007, March 3, 2007 and November 25, 2006, the Company had $512,837, $955,619 and $829,794 respectively, in outstanding letters of credit under this agreement.

The Company has planned capital expenditures of approximately $5,000,000 for the fiscal year ended March 1, 2008. Through the 39 week period ended December 1, 2007, the Company has incurred $4,524,000 of capital expenditures.

On June 5, 2006, the Company’s Board of Directors approved the repurchase by the Company through June 1, 2008 of up to 2,900,000 shares of common stock at prevailing market prices. All shares repurchased will be held as treasury stock. During the 39 week period ended December 1, 2007, the Company purchased 98,902 shares which represents .5% of its outstanding shares at an approximate cost of $1,480,000.

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

SYMS CORP AND ITS SUBSIDIARY

and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

Part II.	Other Information

Item 1.	LEGAL PROCEEDINGS - None

Item 1a.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 3, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS – None

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of	Maximum
	of Shares	Paid per Share	Shares Purchased	Number of Shares
	Purchased		as Part of Publicly	that May Yet Be
			Announced Plans	Purchased Under
			or Programs (1)	the Plans or
				Programs (1)
September 2, 2007 –	24,200	$15.45	24,200	2,724,000
October 6, 2007
October 7, 2007 –	23,300	$15.47	23,300	2,700,700
November 3, 2007
November 4, 2007 –	32,002	$14.30	32,002	2,668,698
December 1, 2007
Total	79,502	$14.99	79,502	2,668,698

(1)

On June 5, 2006, the Company’s Board of Directors approved the repurchase of an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of common stock during the next 24 months expiring on June 5, 2008.

Item 3.	DEFAULTS UPON SENIOR SECURITIES - None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

Item 5.	OTHER INFORMATION

In a press release issued by the Company on December 21, 2007, and described in the Form 8-K filed by the Company on the same date with the Securities and Exchange Commission (the "SEC"), the Company announced its intention to terminate the listing of its shares of Common Stock on the New York Stock Exchange and to deregister its securities under the Federal securities laws. Accordingly, on January 2, 2008 the Company filed Form 25 with the SEC and it is anticipated

SYMS CORP AND ITS SUBSIDIARY

that the delisting and deregistration will become effective on January 14, 2008, thereby suspending the Company's reporting obligations under the Securities Exchange Act of 1934, as amended. Commencing on January 14, 2008 it is anticipated that the Company's securities will be eligible for quotation on the Pink Sheets.

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

SYMS CORP

Date: January 11, 2008	By:	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date: January 11, 2008	By:	/s/ Antone F. Moreira
ANTONE F. MOREIRA
VICE PRESIDENT, CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)