Form 10-K
period 2008-03-01
SYMS CORP
filed 2008-04-25
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission file number 1-8546
SYMS CORP
(Exact name of registrant as specified in its charter)

NEW JERSEY	No. 22-2465228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Syms Way, Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 902-9600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each class	Which Registered

Common Stock, $0.05 Par Value Per Share	NASDAQ

Securities registered pursuant to Section 12 (g) of the Act:     None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐       No ☑

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐       No ☑

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐       No ☑

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐      Smaller Reporting Company ☐

(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $109,187,000 based upon the closing market price of $16.39 per share of the Common Stock on the New York Stock Exchange as of August 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 25, 2008, 14,587,592 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

PART I

Item 1.    BUSINESS

General

     Syms Corp (the “Company” or “Syms”) operates a chain of thirty-three “off-price” retail stores located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle income, fashion-minded and price conscious customers.

     Since the first Syms store opened in New York City in 1959, the Company has expanded to 33 stores and the aggregate amount of selling space in Syms stores has increased from approximately 2,000 square feet to approximately 1,345,000 square feet. The Company maintains a 277,000 square foot distribution center and executive headquarters in Secaucus, New Jersey.

     The Company was incorporated in New Jersey in 1983. The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the “Company” or to “Syms” relate to Syms Corp, its inactive subsidiary and their predecessors.

Description of Business

     The Syms chain of 33 apparel stores offers a broad range of “off-price” first quality, in-season merchandise consisting primarily of men’s tailored clothing and haberdashery, women’s dresses, suits and separates, children’s apparel and men’s, women’s and children’s shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men’s, women’s and children’s wear.

     Syms operates in a single industry segment and has no foreign operations. No material part of the Company’s revenues is received from a single customer or group of customers. Please refer to Note 1 of the Financial Statements for information on segment reporting.

Merchandise

     For the year ended March 1, 2008, net sales were generated by the following categories:

Men’s tailored clothes and haberdashery	53%
Women’s dresses, suits, separates and accessories	29%
Shoes	8%
Children’s wear	7%
Luggage, domestics and fragrances	3%
100%

     Most of the items sold by the Company consist of nationally recognized fashion brand-name merchandise. Merchandise is displayed by type and size on conveniently arranged racks or counters. No emphasis is placed on any particular “label” or brand. The stores generally offer minor alterations for an additional charge.

Purchasing

     The Company purchases first quality, in-season, brand-name merchandise directly from manufacturers on terms it believes are more favorable than those generally obtained by department and specialty stores. Syms estimates that approximately 200 brand-name manufacturers of apparel are represented in its stores. The Company does not maintain large out-of-season inventories. However, Syms occasionally buys certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season. Purchasing is performed by a buying staff in conjunction with Merchandise Managers.

Distribution

     The Company owns a facility located at Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 268 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

Marketing

     The Company’s pricing policy is to affix a ticket to each item displaying Syms’ selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women’s dresses are susceptible to considerable style fluctuation, Syms has long utilized a ten-day automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women’s dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of ten selling days. Women’s dresses represent approximately 3.9% of net sales. The Company also offers “dividend” prices consisting of additional price reductions on various types of merchandise at various times.

     Syms has as its tag line “An Educated Consumer is Our Best Customer”®, one of the best known in retail advertising. The Company advertises principally on radio and more recently, has enhanced its advertising by including print media, as well as direct mail and electronic media.

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

Trademarks

     “Syms”, “An Educated Consumer is Our Best Customer”®, “Names You Must Know”®, and “The More You Know About Clothing, the Better it is for Syms”® have been registered with the United States Patent and Trademark Office.

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

Operations and Control Systems

     The Company has implemented a merchandise control system which tracks a product from its purchase to its ultimate sale in the Company’s stores. The system tracks the product by store in approximately 350 categories. All the information regarding the product is transmitted daily to the Company’s database at its executive headquarters. Each week the Company’s executives receive detail reports regarding sales and inventory levels in units and retail dollars on a store-by-store basis.

     Management of the Company visit stores on a regular basis to, among other things, coordinate with the store managers and train employees in loss prevention methods. Each store has on premises security personnel during normal hours and security systems after hours.

Employees

     At March 1, 2008, the Company had approximately 1,700 employees, of which approximately 800 work on a part time basis. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each SYMS location.

     The Company has collective bargaining agreements with Local 1102 and Local 108, both of the Retail, Wholesale Department Store Workers Union whose agreements expire March 31, 2009 and May 31, 2009, respectively. The Company also has a collective bargaining agreement with Local 400 of the United Food and Commercial Workers Union which expires April 30, 2009. Combined, the three local unions represent approximately 1,200 hourly employees. The Company believes its relationships with the unions are good.

Available Information

     The Company makes available on its web site at www.syms.com under “Investor Info” - “SEC Filings,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”).

Certifications

     On July 19, 2007 the Company submitted to the New York Stock Exchange (the “NYSE”) the certification of its Chief Executive Officer pursuant to Section 303A.12(a) of the NYSE’s Listed Company Manual.

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

If we are unable to meet certain financial covenants in our credit facility, our lender could accelerate the debt

     While we currently have no borrowings under our existing credit agreement, the facility does contain financial covenants with respect to consolidated tangible net worth, as well as other financial ratios. If in the future we borrow monies under the facility and fail to meet these covenants or obtain appropriate waivers, our lender may terminate the credit facility or accelerate our debt.

Our sales and operating results depend on consumer preferences and fashion trends

     Our sales and operating results depend in part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully market products that respond to such trends. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors may affect our ability to maintain the proper mix of products in each store, including without limitation: variations in local, regional or national economic conditions which could affect our customers’ discretionary spending, unanticipated fashion trends, our success in distributing merchandise to our stores in an efficient manner and changes in weather patterns, which in turn may affect consumer preferences. If we misjudge the market for our products, or if we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our sales, realize significant excess inventories for some products and, we may be forced to increase markdowns in relation to slow-moving merchandise, which could have an adverse effect on our business, financial condition and results of operations.

We may be unable to compete favorably in our highly competitive markets

     The retail apparel business is highly competitive, and we only account for a small fraction of the total market for men’s, women’s and children’s apparel. We compete against discount stores, apparel specialty stores, department stores, manufacturer-owned factory outlet stores and others. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as changes in their pricing policies, marketing activities and other business strategies, could have an adverse effect on our business, financial condition, results of operations and our market share.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline

     Twelve of our 33 stores are located in leased premises and the leases for nine of these 12 stores expire by 2010 and are subject to extension or renewal. If the cost of leasing existing stores increases, we cannot assure that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional new sites for new stores in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into more costly new leases, locate alternative sites or find additional sites for new stores.

Our results of operations depend on keeping our expenses at an appropriate level

     Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our expense goals or appropriately reduce expenses during a weak sales season, our results of operations could be adversely affected.

Our relationships with vendors

     We currently purchase first-quality, in-season designer and brand name merchandise from more than 200 vendors at prices believed to be below those generally available to major department and specialty stores. Although we have maintained long-term business relationships with many of these vendors, there can be no assurance that we will be able to continue to purchase first-quality, in-season merchandise from these vendors in the same breadth of styles and sizes, in the same or greater volumes and at prices as favorable as those currently available to us. If we fail to maintain our relations with our existing vendors, or to enhance the quality of merchandise they supply us and if we cannot maintain existing sources of supply or attract new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our competitive position and our results of operations could be adversely affected.

Inventory Management and Valuation

     The fashion-oriented nature of our products and the rapid changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Our ability to manage inventories properly is an important factor in our operations. Inherent in our management and valuation of inventories are certain significant judgments and estimates, including, among others, merchandise markon, markups and markdowns, which significantly impact the ending inventory valuation at retail as well as the resulting cost complement. While management believes that these methods provide an inventory valuation which reasonably approximates cost, if market conditions are less favorable than those projected, additional markdowns may be required. Our inability to effectively manage inventory could have a materially adverse effect on our business, financial condition and results of operations.

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

A decline in general economic conditions or consumer confidence could lead to reduced consumer demand for our merchandise

     Consumer spending habits, including spending for our merchandise, are affected by, among other things, prevailing economic conditions, levels of employment, salary and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. A decline in these or other general economic conditions could lead to a reduced consumer demand for our merchandise, however, because of our discount pricing policies, a decline in general economic conditions may result in increased sales.

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

Other factors could affect our results of operations and our ability to grow

     Other factors that could cause actual results to differ materially from those predicted and that may adversely affect our ability to grow include: possible disruptions in our computer or telephone systems, increases in labor costs, higher than anticipated store closings or relocation costs, continued increases in energy costs, higher interest rates, potential disruptions in the supply of or restrictions on imported merchandise and unanticipated increases in merchandise or occupancy costs.

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

The Stores

   Locations

     At March 1, 2008, the Company had 33 stores, 12 of which are located in leased facilities. The following table indicates the locations of the stores and the approximate selling space of each location. In addition to the selling space indicated, each store contains between approximately 2,000 to 12,000 square feet for inspection and ticketing of merchandise and administrative functions.

		LEASED/	SELLING			LEASED/	SELLING
STATE	LOCATION	OWNED	SPACE	STATE	LOCATION	OWNED	SPACE

Connecticut				New York/New Jersey
	Fairfield	Owned	32,000		Park Avenue	Leased	45,000
	Hartford	Leased	31,000		Trinity	Owned	40,000
					Westbury	Owned	72,000
Florida					Commack	Owned	36,000
	Fort Lauderdale	Owned	44,000		Westchester	Owned	50,000
	Miami	Owned	45,000		Buffalo	Owned	39,000
	West Palm Beach	Owned	36,000		Paramus	Owned	56,000
	Tampa	Owned	38,000		Woodbridge	Leased	32,000
	Kendall	Leased	32,000		Secaucus	Owned	29,000
					Cherry Hill	Owned	55,000
Georgia
	Norcross	Owned	41,000
	Marietta	Owned	39,000	Pennsylvania
					King of Prussia	Owned	41,000
Illinois
	Addison	Owned	47,000	Rhode Island
	Niles	Leased	32,000		N. Cranston	Leased	27,000

Maryland
	Rockville	Owned	61,000	Texas
	Towson	Leased	41,000		Plano	Leased	35,000
					Houston	Owned	34,000
Massachusetts					Hurst	Owned	38,000
	Norwood	Leased	36,000
	Peabody	Leased	39,000	Virginia
					Falls Church	Leased	39,000
Michigan
	Southfield	Owned	46,000
	Troy	Leased	37,000

     Syms stores are either “free standing” or located in shopping centers and all are surrounded by adequate free parking areas, except for the two New York City stores. Syms stores are usually located near a major highway or thoroughfare in suburban areas populated by at least 1,000,000 people and are readily accessible to customers by automobile. In certain areas where the population is in excess of 2,000,000 people, Syms has opened more than one store in the same general vicinity.

     The Company recorded a gain of $10,424,000 resulting from the sale in May 2006 of the land and building of its two stores located in Rochester, New York and Dallas, Texas.

   Lease Terms

     Twelve of the Company’s 33 stores are currently leased from unrelated parties.

	Number of	Number of
Calendar	Leases	Leases with	Range in Years of
Periods	Expiring	Renewal Options	Option Periods (1)

2008	1	1	5 years
2009	3	2	5 years
2010	3	3	5 years
2011	2	2	5 years
2012	1	1	5 years
2013 and thereafter	2	0	0 years

(1)	Depending on the applicable option, the minimum rent due during the renewal option periods may be based upon a formula contained in the existing lease or negotiations between the parties.

     Store leases provide for a base rental of between approximately $5.06 and $44.39 per square foot. In addition, under the “net” terms of all of the leases, the Company must also pay maintenance expenses, real estate taxes and other charges. One of the Company’s stores provides for rent based on a percentage of sales. Minimum rental payments for Syms’ leased stores aggregated approximately $6,683,000 for the fiscal year ended March 1, 2008. For the fiscal year ended March 3, 2007, minimum rental payments aggregated approximately $7,445,000 of which approximately $640,000 was paid to Sy Syms (Chairman of the Board of the Company) as fixed rent. On December 21, 2006, the Company purchased from Mr. Syms the building and land on which the Elmsford, New York store is located for $13,516,000. This was part of a transaction in which the Company also purchased additional land and buildings not previously leased or used by the Company for an aggregate of $18,521,000 (See Note 2 to Notes to Financial Statements).

   Store Openings/Closings

     In fiscal 2006, the Company opened a new store in Plano, Texas and closed stores located in Rochester, New York, Monroeville, Pennsylvania, St. Louis, Missouri and Dallas, Texas. The Dallas store, which was sold in May 2006, was replaced by the leased property located in Plano, Texas.

Item 3. LEGAL PROCEEDINGS

     The Company is a party to routine litigation incident to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

     In December 2007, the Company announced its decision to voluntarily delist its common stock from trading on the NYSE and, given that there were fewer than 300 holders of record of its common shares, simultaneously deregister its common stock under federal securities laws. The Company’s decision to deregister with the SEC and delist from the NYSE was principally motivated by the desire to minimize the financial and administrative burdens associated with being an SEC reporting company and further minimize or eliminate the compliance obligations incident to the Sarbanes-Oxley Act of 2002. In January 2008 certain institutional investors commenced a campaign to cause certain shareholders to register shares individually and simultaneously brought two actions seeking injunctive relief from the aforementioned deregistration and delisting, counsel fees and unspecified damages. Although the Company believes that its actions were appropriate, the Company determined that the costs and expenses associated with protracted litigation could not be justified and, in February 2008, reregistered its common stock and listed its shares for trading on NASDAQ. As a result of the reregistration and relisting, one plaintiff has indicated that it will dismiss its action, and the second plaintiff has reserved its rights to modify its action. While the Company believes that its positions are meritorious, it is not feasible to predict the outcome of the aforementioned actions. In the opinion of the Company, the above-mentioned actions are either adequately covered by insurance or, if not so covered, should not ultimately result in liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     During the fiscal year ended March 3, 2007 and from the period March 4, 2007 through December 21, 2007 during the fiscal year ended March 1, 2008 the common stock of the Company (the “Common Stock”) was listed for trading on the NYSE under the symbol “SYM”. During the period December 22, 2007 through February 27, 2008 the Common Stock was listed for trading on The Pink Sheets under the symbol “SYMZ” and during the period beginning February 28, 2008 through March 1, 2008 the Common Stock has been listed on NASDAQ under the symbol “SYMS”. The following table sets forth the high and low sales prices for the Company’s Common Stock as reported by each of the above-listed markets for each quarter within the two most recent fiscal years of the Company.

	HIGH	LOW

Quarter ended March 1, 2008	$17.38	$ 9.25
Quarter ended December 1, 2007	16.75	12.17
Quarter ended September 1, 2007	22.08	13.14
Quarter ended June 2, 2007	21.59	17.05

Quarter ended March 3, 2007	$20.94	$18.31
Quarter ended November 25, 2006	20.89	18.41
Quarter ended August 26, 2006	19.80	16.75
Quarter ended May 27, 2006	18.99	14.44

Holders

     As of April 24, 2008, there were 422 record holders of the Company’s Common Stock.

Dividends

      During fiscal 2007, the Board of Directors of the Company declared a cash dividend of $.60 per share to shareholders of record on July 26, 2007. The aggregate dividend paid was approximately $8,820,000. The Board of Directors of the Company did not declare dividends in fiscal 2006. In fiscal 2005, the Company made a cash dividend payment of $1.00 per share aggregating approximately $15,020,000. Payment of dividends is within the discretion of the Company’s Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Financial Statements regarding covenants in the Company’s revolving credit agreement).

Issuer Purchases of Equity Securities

     There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal 2007.

Item 6.    SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from the Company’s audited Financial Statements for the fiscal years ended March 1, 2008, March 3, 2007, February 25, 2006, February 26, 2005 and February 28, 2004. The selected financial data presented below should be read in conjunction with such Financial Statements and notes thereto.

	Fiscal Year Ended
	March 1,	March 3,	February 25,	February 26,	February 28,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Income statement data:

Net sales	$267,149	$281,178	$280,389	$283,567	$275,219
Net income (loss)	807	9,548	3,436	2,177	(4,688)
Net income (loss) per share – basic	0.06	0.66	0.23	0.14	(0. 31)
Dividends paid	8,820	-	15,028	-	-
Net income (loss) per share – diluted	0.05	0.65	0.23	0.14	(0.31)
Balance sheet data:
Working capital	$57,090	$67,431	$81,832	$92,428	$76,205
Total assets	229,629	239,559	239,119	253,491	253,738
Other long term
liabilities	1,178	1,548	1,520	1,610	1,862
Shareholders’ equity	192,135	202,069	210,534	224,596	223,174

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     This Annual Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K) may include certain forward-looking statements (within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others; general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the Securities and Exchange Commission.

     The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. In Item 1A., “Risk Factors” of this Annual Report on Form 10-K, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for readers as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Executive Overview

     Syms is an off-price retailer which operates a chain of thirty-three apparel stores located throughout the United States in the Northeastern and middle Atlantic, the Midwest, Southeast and Southwest regions. Syms stores offer a broad range of first quality, in-season merchandise bearing nationally recognized designer and brand-name labels in men’s, women’s and children’s apparel.

     The Company experienced lower sales and profits in fiscal 2007 compared to fiscal 2006. Total store sales decreased approximately 5.0%, and comparable store sales declined .9% compared to fiscal 2006. The Company’s continued focus on improving gross margin levels resulted in the gross profit percentage increasing from 40.29% to 41.17%, an increase of .88%. Selling, general and administrative expenses (“SG&A”) and occupancy costs declined approximately $2,247,000 in fiscal 2007 reflective of cost reduction strategies primarily involving retail store operations, offset by approximately $443,000 in higher advertising costs reflective of more extensive media coverage. In fiscal 2008, we anticipate continuing to focus on sales maximization, expense and inventory management designed to maintain or improve our strong cash position and minimize our debt.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

     The Company believes its application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

     The Company’s accounting policies are more fully described in Note 1 to the Financial Statements, located in this Annual Report. The Company has also identified certain critical accounting policies that are described below.

     Merchandise Inventory – Inventory is stated at the lower of cost of market, FIFO retail method. Inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. The significant estimates used are for markdowns and shrinkage.

     Factors considered by the Company in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, fashion trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly when close to the balance sheet date, can have a significant effect on the results of operations.

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

     Long-lived Assets - In evaluation of the fair value, future benefits and any potential impairment of value of long-lived assets, the Company performs an analysis of the anticipated discounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

     Deferred Tax Valuation Allowance – The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. During fiscal 2006 the Company determined that its valuation allowance was no longer necessary thereby increasing income by $1,000,000. Should the Company determine that it will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

Results of Operations

     The following discussion compares the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006. The fiscal year ended March 1, 2008 was comprised of 52 weeks; the fiscal year ended March 3, 2007 was comprised of 53 weeks and the fiscal year ended February 25, 2006 was comprised of 52 weeks.

     Fiscal Year Ended March 1, 2008 (Fiscal 2007) Compared to Fiscal Year Ended March 3, 2007 (Fiscal 2006)

     Net sales for the fiscal year ended March 1, 2008 were $267,149,000, a decrease of $14,029,000 (5%) as compared to net sales of $281,178,000 for the fiscal year ended March 3, 2007. The decrease in sales is largely attributable to the closure of four locations in the prior fiscal period and concomitant reduction in sales attributable to those locations coupled with the loss of one week of sales in this fiscal year (52 weeks in fiscal 2007 versus 53 weeks in fiscal 2006) with one week’s sales averaging approximately $5.1 million. Comparable store sales in fiscal 2007 were down less than .9% or approximately $2.3 million, reflective of reductions in sales across most retail locations. In our comparable store computation, we only include locations that were open for a period of at least twelve months and stores that were open during both fiscal years. We opened no new locations in fiscal 2007 and there was no expansion in square footage in existing stores.

     Gross profit for the fiscal year ended March 1, 2008 was $109,981,000 or 41.2% of net sales compared with $113,289,000 or 40.3% of net sales for the prior year, a decrease of $3,308,000 or 2.9% . Gross profit percentage increased .88% in fiscal 2007 primarily reflective of improved physical controls over inventory coupled with reductions in mark-downs reflective of changes in inventory mix. The Company’s gross profit may not be comparable to those of other entities that include all of the costs related to their distribution network in cost of goods sold because the Company excludes a portion of those costs from gross profit. Instead, the Company includes such costs in other items such as SG&A and occupancy costs.

     SG&A expense for the fiscal year ended March 1, 2008 was $73,953,000 or 27.7% of net sales compared with $75,692,000 or 27.9% of net sales for the prior year, a decrease of $1,739,000 or 2.3% . SG&A expenses decreased primarily as a result of the reduction in number of retail locations in fiscal 2007 compared to fiscal 2006 along with reductions in office payroll offset by reductions in royalty income due to fewer revenue-generating licensing agreements and increased professional fees.

     Advertising expense for the fiscal year ended March 1, 2008 was $8,561,000 or 3.2% of net sales compared with $8,118,000 or 2.9% of net sales for the prior year, an increase of $443,000 or 5.5% due primarily to greater penetration across all lines of media.

     Occupancy costs for the fiscal year ended March 1, 2008 were $17,329,000 or 6.5% of net sales compared with $17,837,000 or 6.3% of net sales for the prior year, a decrease of $508,000 or 2.8% . The decrease in occupancy costs is largely attributable to the reduction in number of retail locations in fiscal 2007 offset by higher common area charges at leased locations coupled with higher utility costs.

     Depreciation and amortization expense for the fiscal year ended March 1, 2008 was $7,659,000 compared with $8,205,000 for the prior year, both amounts at 2.9% of net sales during both fiscal years. Depreciation and amortization expense declined $546,000 or 6.7% largely as a result of the reduction in number of retail locations in fiscal 2007 and the correlated reduction in assets employed.

     During fiscal 2007 the Company recorded an impairment charge of $745,000 relating to the closure of a store in Cleveland, Ohio in July 2007. A contract for sale of this property has been executed and is pending closure. In fiscal 2006 the Company recorded a gain of $10,424,000 from the sale of its properties in Rochester, New York and Dallas, Texas. No sales of Company properties occurred in fiscal 2007.

     Net income before taxes for the fiscal year ended March 1, 2008 was $3,136,000 or 1.2% of net sales compared with $15,951,000 or 5.7% of net sales for the prior year, a decrease of $12,815,000. However, $10,424,000 of that decrease was attributable to the sale of properties in fiscal 2006 that did not recur in fiscal 2007. Excluding the gain from the sale of properties, net income before taxes in fiscal 2006 was $5,527,000 or 1.9% of net sales.

     For the fiscal year ended March 1, 2008 the effective income tax rate was 74.3% as compared to 40.1% for the fiscal year ended March 3, 2007. The increase in the effective tax rate in fiscal 2007 reflects the unfavorable impact of permanent differences of certain expense items not deductible for tax purposes and an adjustment of the prior year under accrual.

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

Liquidity and Capital Resources

     Working capital at March 1, 2008 was $57,090,000, a decrease of $10,341,000 from March 3, 2007, and the ratio of current assets to current liabilities was 2.57 to 1 as compared to 2.88 to 1 at March 3, 2007. The Company’s merchandise inventory was $2,277,000 higher this year primarily because the Easter holiday fell on an earlier date than in fiscal 2006 which required earlier merchandise receipts. Accounts receivable at March 1, 2008 increased $719,000 over March 3, 2007 due to credit card payment timing differences. The decrease in working capital is largely attributable to the payment of a cash dividend aggregating $8,820,000 and the purchase of treasury shares for an aggregate of $1,703,000.

     Net cash provided by operating activities totaled $4,276,000 for fiscal 2007 as compared to $13,189,000 for fiscal 2006. This decrease is primarily due to increased inventories as planned by management, increases in other assets and increases in accounts payable offset by reductions in accrued expenses and taxes payable. Net cash used in investing activities was $9,770,000 for fiscal 2007 as compared to net cash provided by investing activities of $8,667,000 for fiscal 2006. Included in the fiscal 2006 amount are the proceeds from the Dallas and Rochester real estate sales. Purchases of property and equipment totaled $9,787,000 and $7,629,000 for fiscal years 2007 and 2006, respectively. This increase resulted primarily from the purchase of air rights from a building adjacent to the location owned by the Company at Trinity Place in New York City for approximately $3.1 million.

     Net cash used in financing activities was $10,514,000 for the fiscal year ended March 1, 2008 as compared to $23,951,000 for the fiscal year ended March 3, 2007. For fiscal 2007, this amount includes the payment of dividends of $8,820,000 and purchase of treasury shares for an aggregate of $1,703,000. Included in this amount for fiscal 2006 are the purchase of treasury shares and the related party purchase adjustment of real estate (net of taxes).

     The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants with respect to consolidated tangible net worth as defined, as working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. For the fiscal years ended March 1, 2008 and March 3, 2007, there were no borrowings under the revolving credit agreement. At March 1, 2008 and March 3, 2007, the Company had $869,000 and $956,000, respectively, in outstanding letters of credit under the revolving credit agreement.

     The Company has planned capital expenditures of approximately $4,000,000 for the fiscal year ending February 28, 2009.

     On July 12, 2007 the Company’s Board of Directors authorized the declaration of a cash dividend of $.60 per share to all shareholders of record on July 26, 2007 resulting in an aggregate payment of $8,820,000. On June 5, 2006, the Company’s Board of Directors authorized the repurchase by the Company through June 1, 2008 of up to 2,900,000 shares of common stock at prevailing market prices. During the year ended March 1, 2008, the Company purchased 113,797 treasury shares at a total cost of $1,703,000 which represented approximately .8% of the Company’s shares outstanding for the fiscal year then ended. During the year ended March 3, 2007, the Company purchased 132,400 shares at a total cost of $2,442,841 which represented approximately .9% of its shares outstanding on March 3, 2007. In addition, pursuant to the Company’s tender offer, dated and filed with the Securities and Exchange Commission on April 27, 2006, which expired on May 26, 2006, the Company purchased 418,474 shares of Common Stock at $18 per share for a total of $7,532,534. The shares purchased represented approximately 2.9% of the Company’s outstanding shares outstanding on March 3, 2007. The Company also acquired 89,590 common stock shares at a total cost of $1,757,848 on the exercise of stock options which were paid with the Company’s common stock.

     Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year 2008.

Impact of Inflation and Changing Prices

     Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations for its last three fiscal years.

Contractual Obligations and Commercial Commitments

     To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
Contractual Obligations
Operating Leases	$22,247,253	$6,456,236	$9,884,749	$3,898,179	$2,008,089
Total Contractual Cash
Obligations	$22,247,253	$6,456,236	$9,884,749	$3,898,179	$2,008,089

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After 5
	Committed	1 year	2-3 years	4-5 years	Years
Other Commercial Commitments
Lines of Credit	$-	$-	-	-	-
Letters of Credit	869,000		-	-	-

Total Commercial Commitments	$869,000	$869,000	-	-	-

     We took into account the material nature of operating agreements and lines of credit for merchandise in determining whether to include these items in contractual obligations and commercial commitments.

Off Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Recent Accounting Pronouncements

     See Note 1 of the Financial Statements for a full description of the Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operation and Financial Condition.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     None.

Item 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including Marcy Syms, the Chief Executive Officer of the Company, and Philip A. Piscopo, the Chief Financial Officer of the Company, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

April 25, 2008

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

     In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of March 1, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

     BDO Seidman, LLP, the independent registered public accounting firm who audits our financial statements, has audited internal control over financial reporting as of March 1, 2008 and has expressed an unqualified opinion thereon.

/s/ Marcy Syms
Marcy Syms
Chief Executive Officer

/s/ Philip A. Piscopo
Philip A. Piscopo
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Shareholders
Syms Corp
Secaucus, New Jersey

We have audited Syms Corp’s Internal Control Over Financial Reporting, as of March 1, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syms Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit also included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Syms Corp maintained, in all material respects, effective internal control over financial reporting as of March 1, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Syms Corp as of March 1, 2008 and March 3, 2007 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 1, 2008 and our report dated April 25, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
April 25, 2008

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE NUMBER
(a)	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	F-1
		Balance Sheets	F-2
		Statements of Operations	F-3
		Statements of Shareholders’ Equity	F-4
		Statements of Cash Flows	F-5
		Notes to Financial Statements	F-6

(a)	(2)	List of Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II: Valuation and qualifying accounts

            Schedules, other than those listed above, are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

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

3.1	Certificate of Incorporation of Syms Corp, as amended

3.2	By-laws of Syms Corp

4.1	Specimen Certificate of Common stock

10.3	Elmsford (White Plains), New York Leased Premises
	10.3	a	Lease, June 21, 1977
	10.3	b	Lease Modification, December 28, 1978
	10.3	c	Lease Modification, July 26, 1983
	10.3	d	Consent, July 29, 1983
	10.3	e	Parking Area Lease No. 1, July 29, 1969
	10.3	f	Parking Area Sublease No. 1, November 29, 1974
	10.3	g	Parking Area Lease No. 2, June 23, 1969
	10.3	h	Parking Area Sublease No. 2, November 29, 1974
	10.3	i	Assignment and Assumption, July 29, 1983
	10.3	j	Third Lease Modification Agreement, December 1, 2002

10.4	Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey
Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (exhibit 28.1 to 8-K Report dated May 1986)

10.21	Syms Corp 1983 Incentive Stock Option and Appreciation Plan as Amended and Restated (Exhibit A to Company’s Proxy Statement for the 1993 Annual Meeting of Shareholders)

10.32	Revolving Credit Agreement dated as of December 1, 1993 between Syms Corp and Summit Bank (successor to United Jersey Bank) (8-K Report dated December 7, 1993)

10.33	Form of Indemnification Agreement between Registrant and Directors and Executive Officers of the Registrant (10-K Report for fiscal year ended March 2, 1996)

10.35	Employment Agreement dated November 1, 1996 between Syms Corp and Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.36	Stock Option Certificate for Ronald Zindman (10-K Report for fiscal year ended March 1, 1997)

10.38	First Amendment to Revolving Credit Agreement, dated November 24, 1997, between Syms Corp and Summit Bank. (10-K Report for fiscal year ended February 28, 1998)

10.39	Credit Program Agreement, dated January 27, 2000 between Syms Corp and Conseco Finance Corp (10-K Report for fiscal year ended February 26, 2000)

10.41	Amendment to the Amended and Restated Incentive Stock Option and Appreciation (10-Q Report for quarter ended November 25, 2000)

10.46	Agreement and Plan of Reorganization, dated as of May 1, 2002, between Stanley Blacker, Inc. and Syms Corp

10.48	Amendment to Syms Corp Amended and Restated Incentive Stock Option and Appreciation Plan (10-Q Report for fiscal quarter ended August 30, 2003)

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

Date:   April 25, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sy Syms	Chairman of the Board	April 25, 2008
Sy Syms	and Director

/s/ Marcy Syms	Chief Executive Officer/President	April 25, 2008
Marcy Syms	and Director
(Principal executive officer)

/s/ Philip A. Piscopo	Vice President, Chief Financial Officer,
Philip A. Piscopo	Secretary	April 25, 2008
(Principal financial and accounting officer)

/s/ Bernard H. Tenenbaum	Director	April 25, 2008
Bernard H. Tenenbaum

/s/ Thomas E. Zanecchia	Director	April 25, 2008
Thomas E. Zanecchia

/s/ Henry M. Chidgey	Director	April 25, 2008
Henry M. Chidgey

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Syms Corp
Secaucus, New Jersey

The audits referred to in our report dated April 25, 2008 relating to the financial statements of Syms Corp, which is contained in Item 15 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
April 25, 2008

SCHEDULE II

SYMS CORP
Valuation and qualifying accounts
Fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006

		Additions
	Balance at	Charged against
	beginning of	revenues or to	Charged to other		Balance at end
	period	costs and expenses	accounts	Deductions	of period

Reserve for inventory
obsolescence

Fiscal 2005	$7,165,000	$-	$-	$(644,000)	$6,521,000
Fiscal 2006	6,521,000	-	-	(2,320,000)	4,201,000
Fiscal 2007	4,201,000	-	-	(1,381,000)	2,820,000

Inventory shortage

Fiscal 2005	$-	$3,756,000	$-	$-	$-
Fiscal 2006	-	2,950,000	-	-	-
Fiscal 2007	-	2,417,000	-	-	-

Deferred tax
valuation allowance

Fiscal 2005	$1,500,000	$-	$-	$(500,000)	$1,000,000
Fiscal 2006	1,000,000	-	-	$(1,000,000)	-
Fiscal 2007	-	-	-	-	-

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

We have audited the accompanying balance sheets of Syms Corp as of March 1, 2008 and March 3, 20007 and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 1, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syms Corp at March 1, 2008 and March 3, 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 1, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syms Corp’s internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 25, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
April 25, 2008

SYMS CORP
BALANCE SHEETS
(In thousands, except per share amounts)

	March 1,	March 3,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,904	$27,912
Receivables	2,445	1,726
Merchandise inventories	66,086	63,809
Deferred income taxes	3,248	3,092
Assets held for sale	5,576	1,780
Prepaid expenses and other current assets	4,147	5,054
Total current assets	93,406	103,373

PROPERTY AND EQUIPMENT – NET	101,915	104,323

DEFERRED INCOME TAXES	12,882	12,557

OTHER ASSETS	21,426	19,306

TOTAL ASSETS	$229,629	$239,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,610	$21,678
Accrued expenses	6,263	10,306
Obligation to customers	4,443	3,958
Total current liabilities	36,316	35,942

OTHER LONG TERM LIABILITIES	1,178	1,548

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $100 per share - authorized 1,000
shares; none outstanding	-	-
Common stock, par value $0.05 per share – authorized 30,000 shares;
14,588 shares outstanding as of March 1, 2008 (net of 4,082
treasury shares) and 14,701 shares outstanding as of March 3,
2007 (net of 3,968 treasury shares)	789	789
Additional paid-in capital	19,273	19,264
Treasury stock	(43,086)	(41,383)
Accumulated other comprehensive income	23	-
Retained earnings	215,136	223,399
Total shareholders’ equity	192,135	202,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$229,629	$239,559

See Notes to Financial Statements

SYMS CORP
STATEMENTS OF INCOME
(In thousands except per share amounts)

	Fiscal Year Ended

	March 1,	March 3,	February 25,
	2008	2007	2006

NET SALES	$267,149	$281,178	$280,389
Cost of goods sold	157,168	167,889	167,313
Gross profit	109,981	113,289	113,076

EXPENSES:
Selling, general and administrative	73,953	75,692	73,571
Advertising	8,561	8,118	8,097
Occupancy	17,329	17,837	17,370
Depreciation and amortization	7,659	8,205	8,821
Asset impairment charge	745	-	-
Loss on sale of assets	-	31	-
Other income	(491)	(234)	(58)
Gain on sale of real estate	-	(10,424)	-
Total expenses	107,756	99,225	107,801

Income from operations	2,225	14,064	5,275

Interest expense	171	219	181
Interest income	(1,082)	(2,106)	(1,103)

Income before income taxes	3,136	15,951	6,197
Provision for income taxes	2,329	6,403	2,761

NET INCOME	$807	$9,548	$3,436

Net Income Per Share – basic	$0.06	$0.66	$0.23

Weighted Average Shares Outstanding –
basic	14,659	14,574	14,969

Net Income Per Share – diluted	$0.05	$0.65	$0.22

Weighted Average Shares Outstanding –
diluted	14,760	14,703	15,288

See Notes to Financial Statements

SYMS CORP
STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

							Accumulated
			Additional				Other Com-
	Common Stock		Paid-in	Treasury Stock		Retained	prehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total
BALANCE AS OF
February 26, 2005	18,142	$763	$15,496	(3,055)	$(26,013)	$234,350	$-	$224,596
Exercise of options	120	6	804	-	-	-	-	810
Tax benefit derived from
exercise of options	-	-	356	-	-	-	-	356
Payment of dividends	-	-	-	-	-	(15,028)	-	(15,028)
Stock buyback	-	-	-	(273)	(3,636)	-	-	(3,636)
Net income	-	-	-	-	-	3,436	-	3,436
BALANCE AS OF
February 25, 2006	18,262	$769	$16,656	(3,328)	$(29,649)	$222,758	$-	$210,534
Exercise of options	407	20	2,254	-	-	-	-	2,274
Tax benefit derived from
exercise of options	-	-	354	-	-	-	-	354
Stock buyback	-	-	-	(640)	(11,734)	-	-	(11,734)
Related party purchase
adjustment for purchase of
real estate (net of tax)	-	-	-	-	-	(8,907)	-	(8,907)

Net income	-	-	-	-	-	9,548	-	9,548
BALANCE AS OF
March 3, 2007	18,669	$789	$19,264	(3,968)	$(41,383)	$223,399	$-	$202,069
Exercise of options	1	-	4	-	-	-	-	4
Tax benefit derived from
exercise of options	-	-	5	-	-	-	-	5
Stock buyback	-	-	-	(114)	(1,703)	-	-	(1,703)
Payment of dividends	-	-	-	-	-	(8,820)	-	(8,820)
FIN 48 reserve	-	-	-	-	-	(250)	-	(250)
Comprehensive income:
Net income	-	-	-	-	-	807	-	807
Deferred pension gain	-	-	-	-	-	-	23	23
Total comprehensive income	-	-	-	-	-	-	-	830
BALANCE AS OF
March 1, 2008	18,670	$789	$19,273	(4,082)	$(43,086)	$215,136	$23	$192,135

See Notes to Financial Statements

SYMS CORP
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$807	$9,548	$3,436
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,659	8,205	8,821
Asset impairment	745	-	-
Deferred income taxes	(497)	2,125	2,115
Gain (loss) on sale of property and equipment	10	(10,393)	(7)
(Increase) decrease in operating assets:
Receivables	(719)	852	(505)
Merchandise inventories	(2,277)	(6,340)	8,655
Prepaid expenses and other current assets	907	1,002	(50)
Other assets	(2,152)	(1,295)	(2,076)
Increase (decrease) in operating liabilities:
Accounts payable	3,932	6,762	(1)
Accrued expenses	(4,254)	2,362	(461)
Obligations to customers	485	333	242
Other long term liabilities	(370)	28	(90)
Net cash provided by operating activities	4,276	13,189	20,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,787)	(7,629)	(3,894)
Proceeds from sale of property and equipment	17	16,296	7
Net cash (used in) provided by investing activities	(9,770)	8,667	(3,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party purchase adjustment of real estate	-	(14,845)	-
Payment of dividend	(8,820)	-	(15,028)
Purchase of treasury shares	(1,703)	(11,734)	(3,636)
Exercise of options	4	2,274	810
Tax benefit of options	5	354	-
Net cash used in financing activities	(10,514)	(23,951)	(17,854)
NET(DECREASE) IN CASH AND CASH EQUIVALENTS	(16,008)	(2,095)	(1,662)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,912	30,007	31,669
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,904	$27,912	$30,007
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$166	$216	$146
Income taxes paid, net of refunds	$4,292	$3,693	$554

See Notes to Financial Statements

SYMS CORP
NOTES TO FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 1, 2008, MARCH 3, 2007 AND FEBRUARY 25, 2006_______________

NOTE 1      -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Principal Business - Syms Corp (the “Company”) operates a chain of thirty-three “off-price” retail stores located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first-quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b.	Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned inactive subsidiary.

c.

Accounting Period - The fiscal year ended March 1, 2008 was comprised of 52 weeks; the fiscal year ended March 3, 2007 was comprised of 53 weeks and the fiscal year ended and February 25, 2006 was comprised of 52 weeks.

d.	Cash and Cash Equivalents- Cash and cash equivalents include securities with original maturities of three months or less.

e.

Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company has substantially all of its cash in banks. Such cash balances at times exceed federally-insured limits. The Company has not experienced any losses in such accounts.

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

i.

Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management’s strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets.

j.	Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end.

k.	Accrued Expenses – Accrued expenses include accrued payroll of $1,607,000 and $4,021,000 in fiscal 2007 and fiscal 2006, respectively.

l.

Obligation to Customers - Obligations to customers represent credits issued for returned merchandise as well as gift certificates. When the Company sells a gift certificate to a customer, it is recorded as a liability in the period it occurred. When the customer redeems the gift certificate for the purchase of merchandise, a sale is recorded and the liability reduced.

m.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventory provisions, sales returns, self-insurance accruals and lives of long-lived assets. Actual results could differ from those estimates.

n.	Revenue Recognition - The Company recognizes revenue at the “point of sale”. Allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded.

o.	Comprehensive Income – Comprehensive income was equivalent to the Company’s net income for fiscal years 2007, 2006 and 2005.

p.

Segment Reporting - Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment - the operation of off-price retail stores. Revenues from external customers are derived from merchandise sales. The Company’s merchandise sales mix by product category for the last three fiscal years was as follows:

	Fiscal Year

	2007	2006	2005

Men’s tailored clothes and haberdashery	53%	54%	54%
Women’s dresses, suits, separates and accessories	29%	28%	28%
Shoes	8%	8%	8%
Children’s wear	7%	7%	7%
Luggage, domestics and fragrances	3%	3%	3%
	100%	100%	100%

The Company does not rely on any major customers as a source of revenue.

q.

Gross Profit - The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and instead, include them in other items, such as selling, general and administrative expenses and occupancy costs.

r.	Computer Software Costs – The Company capitalizes the cost of software developed or purchased for internal use.

s.

Other Assets – Other assets include $20,549,000 and $18,591,000 of cash surrender value of officer’s life insurance, and $878,000 and $715,000 of other miscellaneous assets such as security deposits, step rent receivables and deferred lease acquisition costs at March 1, 2008 and March 3, 2007, respectively.

t.

Advertising Costs – Advertising and sales promotion costs are expensed at the time the advertising occurs. Advertising and sales promotion costs were $8,561,000, $8,118,000 and $8,097,000 in 2007, 2006 and 2005, respectively. The Company does not receive any allowances and credits from vendors in connection with the purchase or promotion of the vendor’s product, such as, co-operative advertising and other considerations.

u.

Accounting for Stock-Based Compensation – Effective February 26, 2006, the Company adopted the provisions of FAS No. 123(R), “Share-Based Payment” (“FAS123(R)”). Under FAS123(R), share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the fiscal years ended March 1, 2008 or March 3, 2007 and all options previously issued were fully vested in prior years. Accordingly, there was no effect of adopting FAS 123(R). FAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

As of March 1, 2008, there was no unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

Awards granted prior to the adoption of FAS 123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the twelve month period ended March 1, 2008 because all options had exercise prices equal to the market value of the underlying stock on the date of grant.

Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123” is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2007 and 2006 and a total of 97,500 options were granted in 2005. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

2005
(in thousands except per share amount)

Net income as reported	$3,436
Less stock option expense using fair value method	(773)
Pro forma net income	$2,663
Net income per share basic and diluted as reported	$.23
Net income per share basic and diluted pro forma	$.17

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. This statement became effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively. This statement did not have a material effect on the Company’s financial statements for the period ended March 1, 2008.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This statement does not require any new fair value measurements but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to estimate fair value and the requirement for expanded disclosures about estimates of fair value. This statement was originally effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. Subsequent to the issuance of SFAS 157, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years after November 15, 2008. The effect of adoption of FAS 157 and FSP 157-2 on the Company’s financial position and results of operations is not expected to be material.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. A complete discussion of FIN 48 may be found in Note 3, “Income Taxes”, of these notes to financial statements.

NOTE 2      -      PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 1,	March 3,
	2008	2007
	(in thousands)
Land/air rights	$45,224	$42,137
Buildings and building improvements	109,707	118,627
Leasehold and leasehold improvements	29,066	29,014
Machinery and equipment	22,650	22,720
Furniture and fixtures	22,384	20,581
Construction in progress	1,901	657
Computer software	13,507	12,831
	244,439	246,567

Less: accumulated depreciation and amortization	142,524	142,244

	$101,915	$104,323

In addition to the above, the Company has two properties, in Ohio and Pennsylvania, that are held for sale with the Ohio property currently contracted for sale and in conjunction therewith, the Company has recorded an impairment charge in fiscal 2007 related to this property of $745,000.

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

NOTE 3      -      INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006
	(in thousands)

Current:
Federal	$3,154	$3,906	$226
State	(328)	372	420
	2,826	4,278	646

Deferred:
Federal	(1,790)	1,731	1,853
State	1,293	394	262
	(497)	2,125	2,115
	$2,329	$6,403	$2,761

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State taxes ¹	20.0	7.3	7.1
Officers’ life insurance	23.2	4.2	6.5
Change of valuation allowance	-	(6.3)	-
Adjustment of prior year deferred tax	-	-	(4.7)
Effect on deferred taxes for change in state rate	(6.7)	-	-
Other	2.8	(0.1)	.6
Effective income tax rate	74.3%	40.1%	44.5%

¹ Includes adjustment in fiscal 2007 of prior year accrual and true-up of state net operating losses.

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended
	March 1,	March 3,
	2008	2007
	(In thousands)	(In thousands)
Deferred tax assets:
Capitalization of inventory costs	$1,234	$1,205
Pension cost	91	97
Reserves not currently deductible for tax purposes	1,944	1,827
Net operating losses	336	1,463
Depreciation	12,185	10,526
Step rent	319	495
Other	37	36
Total deferred tax assets	$16,146	$15,649
Deferred tax liabilities:
Other	16	-
Total deferred tax liabilities	16	-
Net deferred assets	16,130	15,649

Current deferred tax asset	$3,248	$3,092
Long term deferred tax asset	12,882	12,557
Total	$16,130	$15,649

At March 1, 2008, the Company had state net operating loss carry forwards of $5,729,827. The net operating losses expire in years through 2024.

Based on management’s assessment it is more likely than not that deferred tax assets will be realized by future taxable income or tax planning strategies.

Effective March 4, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. As a result of the adoption of FIN 48, the Company recorded as a cumulative effect adjustment, $250,000 in interest in its balance sheet as of March 4, 2007. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and benefit previously taken or expected to be taken in the Company’s federal, state and local income tax returns.

Examinations by federal tax authorities have been completed through fiscal 2000. State examinations occur at various dates covering various periods one of the larger of which, the State of New Jersey, has concluded its examination through fiscal 2005.

The Company’s uncertain tax positions and changes thereto during fiscal 2007 were as follows:

BALANCE AT MARCH 4, 2007:	$250,000
Additions based on tax positions related to current year	10,000
BALANCE AT MARCH 1, 2008:	$260,000

NOTE 4      -      BANK CREDIT FACILITIES

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $30,000,000 through May 1, 2008. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of March 1, 2008. The Company has satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. For the fiscal years ended March 1, 2008 and March 3, 2007 there were no borrowings under the revolving credit agreement. At March 1, 2008 and March 3, 2007, the Company had $869,000 and $956,000, respectively, in outstanding letters of credit under the Revolving Credit Agreement. The outstanding letters of credit for the fiscal years ended March 1, 2008 and March 3, 2007 are part of the unsecured $30,000,000 line of credit.

Total interest charges incurred for the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006 were $171,000, $219,000, and $181,000, respectively. There was no capitalized interest for fiscal years 2007, 2006 and 2005.

NOTE 5      -      FAIR VALUE DISCLOSURES

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 1, 2008 and March 3, 2007 due to the short term maturities of these instruments.

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

All plan assets are managed by outside investment managers. Asset allocations are reviewed on a regular basis by the investment management company. Equity securities are primarily S&P 500 which make up 54% of plan assets. Fixed securities make up the remaining 46% and are made up of the Lehman Aggregate and Merrill Lynch 1-3 year Government Corp.

The Company uses a December 31 measurement date.

The following information on the Company’s pension plan is provided:

	March 1,	March 3,
	2008	2007
	(In thousands)
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at beginning of year	$9,738	$11,432
Service cost	-	659
Interest cost	551	633
Actuarial loss (gain)	(24)	(411)
Gross benefits paid	(529)	(325)
Curtailment gain	-	(2,250)
Net benefit obligation at end of year	$9,736	$9,738

CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning of year	$9,496	$8,050
Employer contributions	-	726
Gross benefits paid	(529)	(325)
Actual return on plan assets	756	1,045
Fair value of plan assets at end of year	$9,723	$9,496

Funded status at end of year	$(13)	$(242)

Pension expense (benefit) includes the following components:

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006
	(In thousands)
COMPONENTS OF NET
PERIODIC (BENEFIT) COST:
Service cost	$ -	$659	$705
Interest cost	544	633	585
Return on assets	(756)	(1,045)	(363)
Amortization of (gain) loss	24	410	(194)
Net periodic (benefit) cost	(188)	$657	$733

WEIGHTED-AVERAGE
ASSUMPTIONS USED:
Discount rate	5.8%	5.8%	5.7%
Rate of compensation increase	4.5%	4.5%	4.5%

The expected long-term rate of return on plan assets was 8.0% for all years.

As of December 31, 2007, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are as follows:

2008	$484
2009	513
2010	537
2011	543
2012	535
2013-2017	$3,176

The asset allocation for the Company’s primary pension plans at the end of 2007 and 2006 and the target allocation of 2008, by asset category, are as follows:

	Range of Target	% of Plan Assets	% of Plan Assets
Asset Category	Asset Allocation	2007	2006

Equity Securities	50%	54%	56%
Fixed Income Securities	50%	46%	44%
Total		100%	100%

The Company adopted SFAS 158 for fiscal 2006. Under the provisions of SFAS 158, the Company is required to recognize in its consolidated balance sheet the funded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the Pension Plan, this is equal to the accumulated benefit obligation.

In addition, SFAS 158 requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. On October 1, 2006 (the beginning of the fourth quarter of fiscal 2006), the Company changed its method of accounting for its defined benefit plan to a method that accelerates the recognition of gains or losses. Gains or losses represent changes in the amount of either the projected benefit obligations or plan assets resulting from changes in assumptions, actuarial gains/losses and actual investment returns. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since its adoption of the

Accelerated Method, the adoption of SFAS 158 did not have a material effect on the Company’s reported pension liability or pension expense in any period presented. Effective with fiscal 2008, the measurement date for the plan will coincide with the fiscal year end date.

b.

Profit-Sharing and 401(k) Plan - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company made contributions to this plan amounting to $450,000 in fiscal 2007, $225,000 in fiscal 2006 and $200,000 in fiscal 2005.

NOTE 7      -      COMMITMENTS

a.

Leases - The Company has various operating leases for its retail stores, with terms expiring between 2008 and 2015. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts.

Future minimum lease payments at March 1, 2008 are as follows:

Operating
Leases

2008	6,456,236
2009	5,557,732
2010	4,327,017
2011	2,859,419
2012	1,038,760
2013 and thereafter	2,008,089
Total minimum payments	$22,247,253

Rent expense for operating leases are as follows:

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006
			(In thousands)
Minimum rentals due	$6,683	$7,445	$7,522
Escalation rentals accrued	(369)	(228)	(94)
Contingent rentals	-	-	-
Sublease rentals	(250)	(250)	(250)

	$6,064	$6,967	$7,178

b.

Employment Agreement - The Company terminated its employment contract with the General Merchandise Manager effective January 27, 2007. This termination triggered a one-time payment of one and one half year’s salary within 90 days of the termination date, which totaled $675,000 and was accrued at March 3, 2007 and subsequently paid.

c.

Legal Proceedings - The Company is a party to routine litigation incident to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

In December 2007, the Company announced its decision to voluntarily delist its common stock from trading on the New York Stock Exchange (“NYSE”) and, given that there were fewer than 300 holders of record of its common shares, simultaneously deregister its common stock under federal securities laws. The Company’s decision to deregister with the Securities and Exchange Commission (“SEC”) and delist from NYSE was principally motivated by the desire to minimize the financial and administrative burdens associated with being an SEC reporting company and further minimize or eliminate the compliance obligations incident to the Sarbanes-Oxley Act of 2002. In January 2008 certain institutional investors commenced a campaign to cause certain shareholders to register shares individually and simultaneously brought two actions seeking injunctive relief from the aforementioned deregistration and delisting, counsel fees and unspecified damages. Although the Company believes that its actions were appropriate, the Company determined that the costs and expenses associated with protracted litigation could not be justified and, in February 2008, reregistered its common stock and listed its shares for trading on NASDAQ. As a result of the reregistration and relisting, one plaintiff has agreed to dismiss its action, reserving a right to pursue counsel fees, and the second plaintiff has advised the Court and counsel that it intends to amend its pending action. In the opinion of the Company, the above-mentioned actions should not have a material adverse impact on the financial position, liquidity or results of operations of the Company.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The aggregate intrinsic value of the outstanding and exercisable options during fiscal 2007 and fiscal 2006 was approximately $745,000 and $2,387,000, respectively. The aggregate intrinsic value of options exercised during fiscal 2007 and fiscal 2006 was approximately $7,000 and $5,792,000.

	Fiscal Year Ended
	(In thousands, except per share amounts)

	March 1, 2008		March 3, 2007		February 25, 2006
		Weighted		Weighted		Weighted
	Fiscal	Average	Fiscal	Average	Fiscal	Average
	2005	Exercise	2005	Exercise	2005	Exercise
FIXED OPTIONS	Shares	Price	Shares	Price	Shares	Price
Outstanding
beginning of year	330	$11.17	739	$8.08	711	$7.49
Granted	-	-	-	-	149	15.01
Exercised	(0.8)	13.74	(408)	5.21	(120)	5.21
Cancelled	(0.5)	-	(1)	5.21	(1)	5.21
Outstanding, end of period	329	$11.19	330	$11.17	739	$8.08

Options exerciseable at year end	329	$11.19	330	$11.17	739	$8.08

NOTE 10      -      NET INCOME PER SHARE

In accordance with SFAS 128, basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to outstanding stock options, if they are dilutive.

Net income per share have been computed as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
		(in thousands)
Basic and diluted net income per share:
Net income	$807	$9,548	$3,436
Average shares outstanding - basic	14,659	14,574	14,969
Net income per share – basic	$0.06	$0.66	$0.23
Average shares outstanding – diluted	14,760	14,703	15,288
Net income per share – diluted	$0.05	$0.65	$0.22

NOTE 11      -      RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the expenses relating to a real estate lease with Sy Syms, Chairman of the Board of the Company, for the Elmsford, New York store. During fiscal years 2006 and 2005, the Company paid to Mr. Syms $640,198 and $796,500 respectively, in fixed rent.

On December 21, 2006, the Company entered into the transaction contemplated under the Contract of Sale-Office, Commercial and Multi-Family Residential Premises (the “Sale Agreement”). Under the Sale Agreement the Company purchased from Sy Syms, the Chairman of the Board of the Company, (a) certain real property located at 295 Tarrytown Road, Elmsford, New York and the building situated thereon (collectively, the “Syms Property”), (b) certain real property located at 395 Tarrytown Road, Elmsford, New York (the “Elmsford Property”) and (c) and certain real property located at 18 West 570 North Avenue, Vila Park, Illinois (the “Addison Property”). The Syms Property was leased to the Company and is used by the Company for its Westchester store. The Elmsford Property was leased to an entity called Elmsford 119 Associates, LLC, which subleases the Elmsford Property to Bed Bath & Beyond. Bed Bath & Beyond is the owner of the improvements at the Elmsford Property used for the Bed Bath & Beyond store. The total purchase price of $18,442,500 was allocated as follows: (i) $13,516,000 to the Syms Property, (ii) $4,266,000 to the Elmsford Property and (iii) $660,500 to the Addison Property. The acquisition of the Syms Property and the Elmsford Property closed on December 21, 2006. The acquisition of the Addison Property closed in early January 2007. The portion of the purchase price paid at the closing of the acquisition of the Syms Property, the Elmsford Property and the Addison Property was paid in cash utilizing internally generated cash.

In determining the purchase price negotiated by the parties, the Company relied upon four appraisals prepared by independent qualified appraisers. The Company and Mr. Syms agreed to the purchase price equal to the average of the appraised values set forth in the three independent appraisals relating to the Elmsford Property plus the value established in the appraisal relating to the Addison Property.

NOTE 12      -     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
YEAR ENDED MARCH 1, 2008
Net sales	$67,147	$61,384	$70,024	$68,594
Gross profit	28,290	22,530	29,548	29,613
Net income (loss)	674	(1,422)	1,298	257
Net income (loss) per share – basic	0.05	(0.10)	0.09	0.02
Net income (loss) per share – diluted	0.05	(0.10)	0.09	0.01

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
YEAR ENDED MARCH 3, 2007
Net sales	$66,193	$62,683	$72,767	$79,535
Gross profit	27,711	23,185	30,215	32,178
Net income (loss)	5,738	(1,373)	2,004	3,179
Net income (loss) per share – basic	0.38	(0.09)	0.14	0.22
Net income (loss) per share – diluted	0.38	(0.09)	0.14	0.22