Form 10-Q
period 2008-05-31
SYMS CORP
filed 2008-07-08
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _____________

Commission File Number 1-8546

SYMS CORP
(Exact name of registrant as specified in its charter)

NEW JERSEY	No. 22-2465228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

One Syms Way, Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑      No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.       (Check One):

Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐      Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

     At June 30, 2008, the latest practicable date, there were 14,587,592 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

INDEX

PAGE NO.
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets as of May 31, 2008, March 1, 2008
	and June 2, 2007		1

Condensed Statements of Operations for the 13 Weeks Ended
	May 31, 2008 and June 2, 2007		2

Condensed Statements of Cash Flows for the 13 Weeks Ended
	May 31, 2008 and June 2, 2007		3

	Notes to Condensed Financial Statements		4-7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		7-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		10

Item 4.	Controls and Procedures		10

PART II.	Other Information		11-12

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

SIGNATURES			13

SYMS CORP

Condensed Balance Sheets
(In thousands)

	May 31,	March 1,	June 2,
	2008	2008	2007
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,906	$11,904	$33,157
Receivables	2,689	2,445	2,401
Merchandise inventories	72,175	66,086	68,807
Deferred income taxes	3,248	3,248	3,092
Assets held for sale	5,576	5,576	5,478
Prepaid expenses and other current assets	3,647	4,147	3,733
TOTAL CURRENT ASSETS	92,241	93,406	116,668
PROPERTY AND EQUIPMENT - Net	97,641	98,815	99,631
DEFERRED INCOME TAXES	12,882	12,882	12,557
BUILDING AND AIR RIGHTS	11,134	3,100	-
OTHER ASSETS	21,699	21,426	19,687
TOTAL ASSETS	$235,597	$229,629	$248,543
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,367	$25,610	$32,357
Accrued expenses	5,035	6,263	7,358
Accrued payroll	892	-	915
Obligations to customers	4,452	4,443	3,965
TOTAL CURRENT LIABILITIES	41,746	36,316	44,595

OTHER LONG TERM LIABILITIES	1,090	1,178	1,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding.	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,588 shares outstanding (net of 4,082 in treasury shares)
on May 31, 2008 and March 1, 2008 and 14,701shares outstanding
(net of 3,968 treasury shares) on June 2, 2007	789	789	789
Additional paid-in capital	19,273	19,273	19,264
Treasury stock	(43,086)	(43,086)	(41,383)
Accumulated other comprehensive income	23	23	-
Retained earnings	215,762	215,136	223,823
TOTAL SHAREHOLDERS' EQUITY	192,761	192,135	202,493
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$235,597	$229,629	$248,543

NOTE: The balance sheet at March 1, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Financial Statements

SYMS CORP

Condensed Statements of Operations
(In thousands, except per share amounts)

	13 Weeks Ended
	May 31,	June 2,
	2008	2007
	(Unaudited)

Net sales	$64,588	$67,147
Cost of goods sold	36,410	38,857
Gross profit	28,178	28,290

Expenses:
Selling, general and administrative	18,566	18,321
Advertising	1,463	2,814
Occupancy	4,212	4,196
Depreciation and amortization	1,912	1,979
Total Operating Expenses	26,153	27,310

Income from operations	2,025	980
Interest income	(42)	(360)
Income before income taxes	2,067	1,340
Provision for income taxes	1,441	666
Net income	$626	$674
Net income per share - basic	$0.04	$0.05
Weighted average shares outstanding - basic	14,588	14,701
Net income per share - diluted	$0.04	$0.05
Weighted average shares outstanding - diluted	14,653	14,832

See Notes to Condensed Financial Statements

SYMS CORP

Condensed Statements of Cash Flows
(In thousands)

	13 Weeks Ended
	May 31,	June 2,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$626	$674
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,912	1,979
Gain on sale of fixed assets	-	10
(Increase) decrease in operating assets:
Receivables	(244)	(675)
Merchandising inventories	(6,089)	(4,998)
Prepaid expenses and other current assets	500	1,321
Other assets	(281)	(386)
Increase (decrease) in operating liabilities:
Accounts payable	5,757	10,679
Accrued expenses	(1,767)	(2,726)
Income taxes	1,441	450
Other long term liabilities	(88)	(93)
Net cash provided by operating activities	1,767	6,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of buildings and air rights	(8,034)	-
Proceeds from sale of fixed assets	-	17
Expenditures for property and equipment	(731)	(1,007)
Net cash (used in) investing activities	(8,765)	(990)

NET DECREASE/INCREASE IN CASH AND CASH EQUIVALENTS	(6,998)	5,245
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,904	27,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,906	$33,157

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37	$52
Income taxes paid	$1	$216

See Notes to Condensed Financial Statements

SYMS CORP

Notes to Condensed Financial Statements 13 Weeks Ended May 31, 2008 and June 2, 2007

(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 33 “off-price” retail clothing stores located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulation, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 1, 2008. Certain amounts from prior periods have been reclassified to conform to the current periods presentation.

The preparation of these condensed financial statements in conformity with generally accepted accounting principles in the United States, of necessity requires management to make estimates and assumptions that may affect the reported amounts and related disclosures. Actual amounts could differ from such estimates.

Note 3 - Accounting Period

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ended March 1, 2008 (“fiscal 2007”) was comprised of 52 weeks. The fiscal year ending February 28, 2009 (“fiscal 2008”) will also be comprised of 52 weeks.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

Note 5 - Building and Air Rights

In May 2008, the Company consummated the acquisition of a landmark structure along with its appurtenant air rights adjacent to its owned store and property in lower Manhattan for a purchase price of approximately $8 million. In December 2007, the Company purchased air rights from another adjacent building at this locale for a purchase price of approximately $3.1 million.

Note 6 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for an unsecured line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contains financial covenants, with respect to tangible net worth, as defined, working capital and maximum capital expenditures, dividends, as well as other financial ratios. The Company is in compliance with all covenants as of May 31, 2008. As of May 31, 2008, March 1, 2008 and June 2, 2007, there were no borrowings under the current or predecessor revolving credit agreements. At May 31, 2008, March 1, 2008 and June 2, 2007, the Company had $786,253, $869,000 and $1,373,214, respectively, in outstanding letters of credit under the revolving credit agreements. The

SYMS CORP

outstanding letters of credit as of May 31, 2008 and March 1, 2008 and June 2, 2007 are part of the unsecured $40,000,000 line of credit.

Note 7 - Net Income Per Share

Basic net income per share has been computed based upon the weighted average of the common shares outstanding. Diluted net income per share gives effect to the potential dilution that would have occurred if options were exercised.

The following table sets forth basic and diluted average shares and the related net income per share:

	13 Weeks Ended
	May 31,	June 2,
	2008	2007
	(in thousands except for
	per share data)
Basic net income per share:

Net income	$626	$674
Average shares outstanding	14,588	14,701
Basic net income per share	$0.04	$0.05

Diluted net income per share:

Net income	$626	$674
Average shares outstanding	14,588	14,701
Stock options	65	131
Total average equivalent shares	14,653	14,832

Diluted net income per share	$0.04	$0.05

Note 8 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the results of operations or the financial position of the Company.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our results of operations or our financial position.

SYMS CORP

Note 9 – Share Based Compensation

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

      The Company’s 2005 Stock Option Plan (the “2005 Plan”) permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure.

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

      The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the three months ended May 31, 2008, and all options previously issued are fully vested.

Stock option activity during the three months ended May 31, 2008 is as follows:

(In thousands, except per share amounts)
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	Of options	Price	Term (years)	Value
Outstanding at March 1, 2008	329	$11.19	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at May 31, 2008	329	11.19	2.41	1,604
Options exercisable at May 31, 2008	329	11.19	2.41	1,604

SYMS CORP

      As of May 31, 2008, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

     Note 10 – Income Taxes

      Effective March 1, 2007, we adopted FIN 48, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded as a cumulative effect adjustment, a decrease to beginning retained earnings of approximately $250,000 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date, this $250,000 represents our liability for uncertain tax positions.

      We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount due, including accrued interest and penalties was $250,000, before federal and state tax effect. For the quarter ended May 31, 2008, we recorded approximately $4,000 in interest before federal and state tax effect.

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

Critical Accounting Policies and Estimate

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, and actual results will inevitably differ from our estimates, such differences could be material to the consolidated financial statements.

     The Company believes application of accounting policies and the estimates inherently required by the policies are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the

SYMS CORP

application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates.

     The Company’s accounting policies are more fully described in Note 1 to the Financial Statements, located in the Annual Report on Form 10-K for fiscal 2007. The Company has identified certain critical accounting policies that are described below.

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

Results of Operations

13 Weeks Ended May 31, 2008 Compared to 13 Weeks Ended June 2, 2007

Net sales for the 13 weeks ended May 31, 2008 were $64,588,000, a decrease of $2,559,000 (3.8%) as compared to net sales of $67,147,000 for the 13 weeks ended June 2, 2007. On a comparable store basis, sales decreased 2.0% for the 13 weeks ended May 31, 2008 as compared to the 13 weeks ended June 2, 2007. In our comparable store computation, we only include stores that have been open for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 13 weeks ended May 31, 2008 or June 2, 2007.

Gross profit for the 13 weeks ended May 31, 2008 was $28,178,000 (43.6% as a percentage of net sales), a decrease of $112,000 as compared to gross profit of $28,290,000 (42.1% as a percentage of net sales) for the fiscal period ended June 2, 2007. Although the gross profit percentage increased by 1.5%, this decrease in gross profit dollars is largely attributable to lower sales offset by lower markdowns (with the resultant increase in gross profit percentage) in this period compared to the same period a year ago. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of

SYMS CORP

those costs from gross profit and, instead, include them in other line items, such as selling, general and administrative expenses and occupancy costs.

Selling, general and administrative expense was $18,566,000 (28.7% as a percentage of net sales) for the 13 weeks ended May 31, 2008 as compared to $18,321,000 (27.3% as a percentage of net sales) for the 13 weeks ended June 2, 2007. This increase is attributable to higher legal and insurance costs coupled with reductions in net rental income (which is included in selling, general and administrative expense) of $504,000 for the quarter ended May 31, 2008 compared with $676,000 for the same period last year.

Advertising expense for the 13 weeks ended May 31, 2008 was $1,463,000 (2.3% as a percentage of net sales) as compared to $2,814,000 (4.2% as a percentage of net sales) for the 13 weeks ended June 2, 2007. The decline in advertising expense was due to reduced spending for television advertising.

Occupancy costs were $4,212,000 (6.5% as a percentage of net sales) for the 13-week period ended May 31, 2008 as compared to $4,196,000 (6.2% as a percentage of net sales) for the 13 weeks ended June 2, 2007.

Depreciation and amortization amounted to $1,912,000 (2.9% as a percentage of net sales) for the 13 weeks ended May 31, 2008 as compared to $1,979,000 (2.9% as a percentage of net sales) for the 13 weeks ended June 2, 2007.

Net income before tax for the 13 weeks ended May 31, 2008 was $2,067,000 as compared to $1,340,000 for the 13 weeks ended June 2, 2007.

For the 13-week period ended May 31, 2008, the effective income tax rate was 69.7% compared to 49.7% for the period ended June 2, 2007. The increase in effective income tax is due to permanent differences in deductibility of expenses for book and tax purposes.

Liquidity and Capital Resources

Working capital as of May 31, 2008 was $50,495,000, a decrease of $21,578,000, as compared to $72,073,000 as of June 2, 2007. The ratio of current assets to current liabilities as of May 31, 2008 was 2.21 to 1 as compared to 2.62 to 1 as of June 2, 2007.

Net cash provided by operating activities was $1,767,000 for the 13 weeks ended May 31, 2008, a decrease of $4,468,000 as compared to cash provided by operations of $6,235,000 for the 13 weeks ended June 2, 2007. This decrease resulted principally from the purchase of inventory which resulted from buying opportunities. Net cash used in investment activities was $8,765,000 for the 13 weeks ended May 31, 2008, as compared to net cash used in investing activities of $990,000 for the 13 weeks ended June 2, 2007. This change resulted principally from the purchase of a building and air rights adjacent to the company’s existing building at Trinity Place in New York City. Expenditures for property and equipment totaled $731,000 and $1,007,000 for the 13 weeks ended May 31, 2008 and June 2, 2007, respectively.

The Company has planned recurring capital expenditures of approximately $4,000,000 for the fiscal year ending February 28, 2009. Through the 13 week period ended May 31, 2008, the Company incurred $731,000 of recurring capital expenditures and in addition, acquired the land and air rights previously mentioned.

The Company has a revolving credit agreement with a bank for an unsecured line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of May 31, 2008. As of May 31, 2008, March 1, 2008 and June 2, 2007, there were no borrowings under current or predecessor revolving credit agreements. At May 31, 2008, March 1, 2008 and June 2, 2007, the Company had approximately $786,000, $869,000 and $1,373,000, respectively, in outstanding letters of credit under the revolving credit agreement. The outstanding letters of

SYMS CORP

credit as of May 31, 2008, March 1, 2008 and June 2, 2007 are part of the unsecured $40,000,000 line of credit.

On June 5, 2006 the Board of Directors authorized the Company to repurchase an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of Common Stock during the next 24 months expiring on June 5, 2008. During the 13 weeks ended May 31, 2008, the Company did not purchase any such shares.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 28, 2009.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

Recent Accounting Pronouncements

See Note 7 of Notes to Condensed Financial Statements for a description of Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operations and Financial Condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended May 31, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 31, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

SYMS CORP

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incidental to our business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

In December 2007, given that there were significantly fewer than 300 holders of record, the Company announced its decision to voluntarily delist its common stock from trading on the New York Stock Exchange and concurrently deregister its common stock under Federal securities laws. In January 2008, certain institutional investors commenced actions seeking injunctive relief, counsel fees and unspecified damages relative to the aforementioned voluntary delisting and deregistration. In February 2008, as result of new shareholder registrations above the statutory minimum, the Company reregistered its common stock and listed its shares for trading on NASDAQ. In April and May 2008, all plaintiffs agreed to dismiss their primary actions subject to court confirmation. Costs related to defense of the aforementioned actions are substantially covered by insurance.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 1, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

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

SYMS CORP

Date: July 8, 2008	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

	By	/s/ Philip A. Piscopo
Date: July 8, 2008		PHILIP A. PISCOPO
VICE PRESIDENT, CHIEF FINANCIAL
OFFICER
(Principal Financial and Accounting Officer)