Form 10-Q
period 2008-08-30
SYMS CORP
filed 2008-10-07
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 30, 2008

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

Registrant’s Telephone Number, Including Area Code: (201) 902-9600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.           (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

At September 24, 2008 the latest practicable date, there were 14,587,700 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

	INDEX
		PAGE NO.
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of
	August 30, 2008, March 1, 2008, and September 1, 2007	1

	Condensed Statements of Operations for the
	13 Weeks and 26 Weeks Ended August 30, 2008 and September 1, 2007	2

	Condensed Statements of Cash Flows for the
	26 Weeks Ended August 30, 2008 and September 1, 2007	3

	Notes to Condensed Financial Statements	4-7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	Other Information	11-12

	Item 1. Legal Proceedings
	Item 1a. Risk Factors
	Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
	Item 3. Defaults Upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information
	Item 6. Exhibits

SIGNATURES		13

SYMS CORP

Condensed Balance Sheets
(In thousands except per share amounts)

	August 30,	March 1,	September 1,
	2008	2008	2007
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,053	$11,904	$17,475
Receivables	2,048	2,445	2,007
Merchandise inventories - Net	69,168	66,086	65,766
Deferred income taxes	3,248	3,248	3,092
Assets held for sale	5,201	5,576	5,576
Prepaid expenses and other current assets	4,055	4,147	4,267
TOTAL CURRENT ASSETS	89,773	93,406	98,183

PROPERTY AND EQUIPMENT - Net	97,380	98,815	99,141
DEFERRED INCOME TAXES	12,882	12,882	12,557
BUILDING AND AIR RIGHTS	11,134	3,100	—
OTHER ASSETS	22,172	21,426	20,454
TOTAL ASSETS	$233,341	$229,629	$230,335
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,792	$25,610	$29,839
Accrued expenses	4,638	6,263	3,177
Obligations to customers	4,443	4,443	3,991
TOTAL CURRENT LIABILITIES	40,873	36,316	37,007

OTHER LONG TERM LIABILITIES	1,002	1,178	1,363

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding	—	—	—
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,588 shares outstanding (net of 4,082 treasury shares)
on August 30, 2008; 14,588 shares outstanding (net of 4,082
treasury shares) as of March 1, 2008, and 14,701 shares
outstanding (net of 3,987 treasury shares) on September 1, 2007	789	789	789
Additional paid-in capital	19,273	19,273	19,264
Treasury stock	(43,086)	(43,086)	(41,669)
Accumulated other Comprehensive Income	23	23	—
Retained earnings	214,490	215,136	213,581
TOTAL SHAREHOLDERS' EQUITY	191,466	192,135	191,965
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$233,341	$229,629	$230,335

NOTE: The balance sheet at March 1, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Financial Statements

SYMS CORP
Condensed Statements of Operations
(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007

	(Unaudited)		(Unaudited)

Net sales	$59,030	$61,384	$123,618	$128,531
Cost of goods sold	35,890	38,854	72,300	77,711
Gross profit	23,140	22,530	51,318	50,820

Expenses:
Selling, general and administrative	19,199	18,692	38,276	37,704
Advertising	1,181	781	2,644	3,595
Occupancy, net	4,123	3,687	7,832	7,207
Depreciation and amortization	1,951	1,805	3,863	3,784
Gain on sale of real estate	(548)	—	(548)	—
Asset impairment charge	—	745	—	745
Total operating expenses	25,906	25,710	52,067	53,035

Net (loss) from operations	(2,766)	(3,180)	(749)	(2,215)

Interest (expense) income	(4)	278	38	638

Other income	4	151	12	166
Net (loss) before income taxes	(2,766)	(2,751)	(699)	(1,411)
Income tax benefit	(1,471)	(1,329)	(30)	(663)
Net (loss)	$(1,295)	$(1,422)	$(669)	$(748)

Net (loss) per share - basic and diluted	$(0.09)	$(0.10)	$(0.05)	$(0.05)
Weighted average shares outstanding -
basic and diluted	14,588	14,696	14,588	14,698

See Notes to Condensed Financial Statements

SYMS CORP
Condensed Statements of Cash Flows
(In thousands)

	26 Weeks Ended
	August 30, 2008	September 1, 2007

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(669)	$(748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,863	3,784
Asset impairment charge	—	745
(Gain) loss on disposal of assets	(503)	10
(Increase) decrease in operating assets:
Receivables	397	(281)
Merchandise inventories	(3,082)	(1,957)
Prepaid expenses and other current assets	92	787
Other assets	(772)	(1,163)
Increase (decrease) in operating liabilities:
Accounts payable	6,182	8,161
Accrued expenses	(1,625)	(7,379)
Obligations to customers	—	33
Other long term liabilities	(176)	(185)
Net cash provided by operating activities	3,707	1,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in building and air rights	(8,034)	—
Expenditures for property and equipment	(2,447)	(3,155)
Proceeds from sale of land and other assets	923	17
Net cash used in investing activities	(9,558)	(3,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(8,820)
Stock repurchase	—	(286)
Net cash used in financing activities	—	(9,106)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,851)	(10,437)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,904	27,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,053	$17,475

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$74	$92

Income taxes paid (net of refunds)	$374	$2,260

See Notes to Condensed Financial Statements

SYMS CORP

Notes to Condensed Financial Statements
13 and 26 Weeks Ended August 30, 2008 and September 1, 2007

(Unaudited)
.
Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 32 “off-price” retail clothing stores located in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulation, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended August 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 1, 2008. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Occupancy expenses for the 13 and 26 week periods ended August 30, 2008 and September 1, 2007 have been reduced by net rental income of $575,000, $1,078,000, $841,000 and $1,518,000 respectively from real estate holdings incidental to the Company’s retail operations. In prior reports, the Company reduced general and administrative expense by net rental income.

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

Note 5 - Building and Air Rights

In May 2008, the Company consummated the acquisition of a landmark structure along with its appurtenant air rights adjacent to its owned store and property in New York City for a purchase price of approximately $8 million. In December 2007, the Company purchased air rights from another adjacent building at this location for a purchase price of approximately $3.1 million.

Note 6 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for an unsecured line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contains financial covenants, with respect to tangible net worth, as defined, working capital, maximum capital expenditures and dividends, as well as other financial ratios. The Company is in compliance with all covenants as of August 30, 2008. As of August 30, 2008, March 1, 2008 and September 1, 2007, there were no borrowings under the current or predecessor revolving credit agreements. At August 30, 2008, March 1, 2008 and September 1, 2007, the Company had

SYMS CORP

$980,000, $869,000 and $795,000, respectively, in outstanding letters of credit which reduces availability under the revolving credit agreement.

Note 7 - Net Income Per Share

Basic net loss per share has been computed based upon the weighted average of the common shares outstanding. Diluted net loss per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net income per share:

	13 Weeks Ended		26 Weeks Ended
	8/30/2008	9/1/2007	8/30/2008	9/1/2007
	(in thousands except per share amounts)
Basic and diluted net (loss) per share:
Net (loss)	$(1,295)	$(1,422)	$(669)	$(748)
Average shares outstanding – basic	14,588	14,696	14,588	14,698
Net (loss) per share – basic	$(0.09)	$(0.10)	$(0.05)	$(0.05)

Average shares outstanding – diluted	14,588	14,696	14,588	14,698
Stock options	—	—	—	—

Total average equivalent shares	14,588	14,696	14,588	14,698
Diluted net (loss) per share	$(0.09)	$(0.10)	$(0.05)	$(0.05)

In periods with losses, options are excluded from the computations of diluted net income per share because the effect would be anti-dilutive. Options to purchase 328,814 and 329,732 shares of common stock at prices ranging from $5.21 to $14.01 per share were outstanding at August 30, 2008 and September 1, 2007, respectively.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on reported results of operations or financial position of the Company.

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

SYMS CORP

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

      Consistent with FAS123(R) “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the six months ended August 30, 2008, and all options previously issued are fully vested.

Stock option activity during the six months ended August 30, 2008 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	Of options	Price	Term (years)	Value
Outstanding at March 1, 2008	329,000	$11.20	—	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options outstanding at August 30, 2008	329,000	$11.20	2.16	$1,602
Options exercisable at August 30, 2008	329,000	$11.20	2.16	$1,602

      As of August 30, 2008, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

Note 10 – Income Taxes

      Effective March 1, 2007, we adopted FIN 48, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded as a cumulative effect adjustment, a decrease to retained earnings at the beginning of fiscal 2007 of approximately $250,000 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount.

      We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. For the 13 and 26 week periods ended August 30, 2008, we recorded approximately $4,000 and $8,000 respectively in interest before federal and state tax effect.

SYMS CORP

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

     The Company believes that its application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

     The Company’s accounting policies are more fully described in Note 1 to the Financial Statements, located in the Annual Report on Form 10-K for fiscal 2008. The Company has identified certain critical accounting policies that are described below.

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

SYMS CORP

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

     Long-Lived Assets - In evaluation of the fair value and future benefits and any potential impairment of long-lived assets, the Company performs analyses of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

Results of Operations

13 Weeks and 26 Weeks Ended August 30, 2008 Compared to 13 and 26 Weeks Ended September 1, 2007

Net sales for the 13 weeks ended August 30, 2008 were $59,030,000, a decrease of $2,354,000 (3.8%) as compared to net sales of $61,384,000 for the 13 weeks ended September 1, 2007. For the 26 weeks ended August 30, 2008 net sales were $123,618,000, a decrease of $4,913,000 (3.8%) as compared to net sales of $128,531,000 for the 26 weeks ended September 1, 2007. Comparable store sales decreased 2.5% for the 13 weeks and 2.4% for the 26 weeks ended August 30, 2008 as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 26 weeks ended August 30, 2008. The decrease in sales in the 13 weeks and 26 weeks ended August 30, 2008 is primarily attributable to the closing of one store located in Troy, Michigan during the most recent fiscal quarter and one store located in Cleveland, Ohio which closed during the 2nd quarter of fiscal 2007.

Gross profit for the 13 weeks ended August 30, 2008 was $23,140,000 (39.2% as a percentage of net sales as compared to $22,530,000 (36.7% as a percentage of net sales) for the 13 weeks ended September 1, 2007. Gross profit for the 26 weeks ended August 30, 2008 was $51,318,000 (41.5% as a percentage of net sales) as compared to $50,820,000 (39.5% as a percentage of net sales) for the 26 weeks ended September 1, 2007. The Company’s gross profit may not be comparable to those of other entities, since some entities may include all of those costs related to their distribution network in cost of goods sold while others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in operating expenses such as selling and administrative expenses and occupancy costs. The increase in gross profit in the 13 and 26 weeks ended August 30, 2008 compared to a year ago is primarily due to lower markdowns as a result of reductions in aged merchandise.

Selling, general and administrative expense increased $507,000 to $19,199,000 (32.5% as a percentage of net sales) for the 13 weeks ended August 30, 2008 as compared to $18,692,000 (30.5% as a percentage of net sales) for the 13 weeks ended September 1, 2007. Selling, general and administrative expense increased $572,000 to $38,276,000 (31.0% as a percentage of net sales) as compared to $37,704,000 (29.3% as a percentage of net sales) for the 26 weeks ended September 1, 2007. This increase in the 13 and 26 week period is largely the result of increased legal expense offset somewhat by the closing of the Cleveland store.

Advertising expense for the 13 weeks ended August 30, 2008 was $1,181,000 (2.0% as a percentage of net sales) as compared to $781,000 (1.3% as a percentage of net sales) for the 13 weeks ended September 1, 2007. Advertising expense for the 26 weeks ended August 30, 2008 and September 1, 2007 was $2,644,000 and $3,595,000, respectively (both 2.1% as a percentage of net sales).

SYMS CORP

Occupancy costs (net) were $4,123,000 (7.0% as a percentage of net sales) for the 13 weeks ended August 30, 2008 as compared to $3,687,000 (6.0% as a percentage of net sales) for the 13 weeks ended September 1, 2007. Occupancy costs (net) were $7,832,000 (6.3% as a percentage of net sales for the 26 week period ended August 30, 2008 as compared to $7,207,000 (5.6% as a percentage of net sales) for the 26 week period ended September 1, 2007. Included as a reduction of net occupancy cost is rental income from third parties. For the 13 and 26 week periods ended August 30, 2008, rental income was $575,000 and $1,078,000 respectively. For the 13 and 26 week periods ended September 1, 2007, rental income was $841,000 and $1,518,000 respectively.

Depreciation and amortization expense was $1,951,000 (3.3% as a percentage of net sales) for the 13 weeks ended August 30, 2008 as compared to $1,805,000 (2.9% as a percentage of net sales) for the 13 weeks ended September 1, 2007. Depreciation and amortization expense for the 26 weeks ended August 30, 2008 was $3,863,000 (3.1% as a percentage of net sales) as compared to $3,784,000 (2.9% as a percentage of net sales) for the 26 weeks ended September 1, 2007.

In the second quarter ended September 1, 2007, the Company recorded an impairment charge amounting to $745,000 relating to its store in Cleveland, Ohio. This store was closed in June 2007 and is currently held for sale.

The results for the 13 and 26 weeks ended September 1, 2007 reflects a gain of $548,000 resulting from the sale of a parcel of land adjacent to another property.

The loss before income taxes for the 13 weeks ended August 30, 2008 was $2,766,000 as compared to a loss of $2,751,000 for the 13 weeks ended September 1, 2007. The loss before income tax for the 26 weeks ended August 30, 2008 was $699,000 as compared to a loss before taxes of $1,411,000 for the 26 weeks ended September 1, 2007.

For the 13 week period ended August 30, 2008 the effective income tax rate was 53.2% as compared to 48.3% for the comparable period a year ago. For the 26 week period ended August 30, 2008 and September 1, 2007 the effective income tax rates were 4.3% and 47.0% respectively. Differences in effective income tax rates are largely attributable to non-deductibility of certain operating expenses.

Liquidity and Capital Resources

Working capital as of August 30, 2008 was $48,900,000, a decrease of $12,276,000 as compared to $61,176,000 as of September 1, 2007. This decrease in working capital is primarily attributable to the purchase of real estate adjacent to the Company’s property in New York City along with certain air rights. The ratio of current assets to current liabilities was 2.2 to 1 as of August 30, 2008 as compared to 2.6 to 1 as of September 1, 2007.

Net cash provided by operating activities totaled $3,707,000 for the 26 weeks ended August 30, 2008, as compared to $1,807,000 for the 26 weeks ended September 1, 2007. This increase resulted largely from increases in accounts payable partially offset by increased levels of merchandise inventories.

Net cash used in investing activities was $9,558,000 for the 26 weeks ended August 30, 2008, as compared to $3,138,000 used in investing activities for the 26 weeks ended September 1, 2007. Expenditures for property and equipment plus an investment in a building along with its appurtenant air rights aggregating $10,481,000 as compared to expenditures of $3,155,000 for property and equipment for the comparable period last year largely accounts for this variance.

Net cash used in financing activities was nil for the 26 weeks ended August 30, 2008, as compared to $9,106,000 for the 26 weeks ended September 1, 2007. On August 6, 2007, the Company paid a cash dividend to its shareholders of record amounting to $8,820,000.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contains financial covenants, with respect to tangible net worth, as defined and working capital and maximum capital requirements, including dividends (defined to include

SYMS CORP

cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of August 30, 2008. The Company has generally satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of August 30, 2008, March 3, 2007 and September 1, 2007, there were no outstanding borrowings under this agreement. At August 30, 2008, March 3, 2007 and September 1, 2007, the Company had $980,000, $869,000 and $795,000 respectively, in outstanding letters of credit under this agreement.

The Company has planned capital expenditures of approximately $4,000,000 for the fiscal year ending February 28, 2009. Through the 26 week period ended August 30, 2008, the Company has incurred $2,447,000 of capital expenditures.

On June 5, 2006, the Company’s Board of Directors approved the repurchase of an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of common stock during the 24 month period ending June 5, 2008. During the 26 weeks ended August 30, 2008, the Company did not purchase any such shares.

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

Recent Accounting Pronouncements

See Note 8 of Notes to Condensed Financial Statements for a description of the Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operations and Financial Condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4. Controls and Procedures

a)     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended August 30, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended August 30, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

b)      Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial Reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the exchange act during the fiscal quarter covered by this quarterly report on Form 10Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SYMS CORP

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incidental to our business. Some of the actions to which the Company is a party are covered by insurance and are beingdefended or reimbursed by the Company’s insurance carriers.

In December 2007, given that there were significantly fewer than 300 holders of record, the Company announced its decision to voluntarily delist its common stock from trading on the New York Stock Exchange and concurrently deregister its common stock underFederal securities laws. In January 2008, certain institutional investors commenced actions seeking injunctive relief, counsel fees and unspecified damages relative to the aforementioned voluntary delisting and deregistration. In February 2008, as a result of new shareholder registrations above the statutory minimum, the Company reregistered its common stock and listed its shares for trading on NASDAQ. All primary actions have been either withdrawn or dismissed. In an ongoing action, one plaintiff is currently seeking to recover its costs in connection with this litigation. The Company intends to defend against such recovery and believes that its defenses are meritorious. Costs related to the aforementioned actions are substantially covered by insurance.

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

At the annual meeting of shareholders held on July 10, 2008, the Company’s shareholders holding a majority of the shares of the Common Stock outstanding as of the close of business on June 2, 2008, voted to approve the two proposals included in the Company’s proxy statement as follows:

To elect five directors to hold office for one year or until their respective successors are duly elected and qualified.

	FOR	WITHHELD

Sy Syms	9,267,791	5,013,841
Marcy Syms	9,268,790	5,012,842
Bernard H. Tenenbaum	9,294,522	4,987,110
Henry M. Chidgey	9,294,022	4,987,610
Thomas Zanecchia	9,294,522	4,987,110

SYMS CORP

To ratify the appointment of BDO Seidman, LLP as independent registered public accounting firm for the Company for the fiscal year ending February 28, 2009:

For:	10,528,676
Against:	3,711,652
Abstain:	41,304

Item 5.	OTHER INFORMATION - None

Item 6.	EXHIBITS

(a)	Exhibits filed with this Form 10-Q

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SYMS CORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP

Date:	October 7, 2008	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date:	October 7, 2008	By	/s/ Philip A. Piscopo
PHILIP A. PISCOPO
VICE PRESIDENT, CHIEF FINANCIAL
OFFICER
(Principal Financial and Accounting Officer)