Form 10-Q
period 2008-11-29
SYMS CORP
filed 2009-01-12
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 29, 2008

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

Yes ☐                 No ☑

At December 24, 2008 the latest practicable date, there were 14,587,700 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

INDEX

PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets as of
	November 29, 2008, March 1, 2008, and December 1, 2007		1

Condensed Statements of Operations for the
	Three Months and Nine Months Ended November 29, 2008 and December 1, 2007		2

Condensed Statements of Cash Flows for the
	Nine Months Ended November 29, 2008 and December 1, 2007		3

	Notes to Condensed Financial Statements		4-6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		7-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		11

Item 4.	Controls and Procedures		11

PART II.	Other Information		11-12

	Item 1.	Legal Proceedings
	Item 1a.	Risk Factors
	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

SIGNATURES			12

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Condensed Balance Sheets
(In thousands except per share amounts)

	November 29,	March 1,	December 1,
	2008	2008	2007
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,476	$11,904	$13,642
Receivables	4,185	2,445	2,921
Merchandise inventories - net	65,440	66,086	72,432
Deferred income taxes	3,248	3,248	3,092
Assets held for sale	5,202	5,576	5,576
Prepaid expenses and other current assets	4,915	4,147	4,559
TOTAL CURRENT ASSETS	85,466	93,406	102,222

PROPERTY AND EQUIPMENT - Net	97,089	98,815	98,580
DEFERRED INCOME TAXES	12,882	12,882	11,661
BUILDING AND AIR RIGHTS	11,134	3,100	-
OTHER ASSETS	22,877	21,426	21,049
TOTAL ASSETS	$229,448	$229,629	$233,512
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,805	$25,610	$32,655
Accrued expenses	6,344	6,263	3,286
Obligations to customers	4,449	4,443	4,232
TOTAL CURRENT LIABILITIES	38,598	36,316	40,173

OTHER LONG TERM LIABILITIES	920	1,178	1,271

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,590 shares outstanding (net of 4,298 treasury shares)
on November 29, 2008; 14,588 shares outstanding (net of 4,082 treasury shares) on March 1, 2008, and 14,602 shares
outstanding (net of 4,067 treasury shares) on December 1, 2007	800	789	786
Additional paid-in capital	21,409	19,273	19,266
Treasury stock	(45,902)	(43,086)	(42,863)
Accumulated Other Comprehensive Income	23	23	-
Retained earnings	213,600	215,136	214,879
TOTAL SHAREHOLDERS' EQUITY	189,930	192,135	192,068
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$229,448	$229,629	$233,512

NOTE: The balance sheet at March 1, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Financial Statements

SYMS CORP

Condensed Statements of Operations
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net sales	$64,330	$70,024	$187,948	$198,555
Cost of goods sold	37,698	40,476	109,998	118,187
Gross profit	26,632	29,548	77,950	80,368

Expenses:
Selling, general and administrative	19,486	18,884	57,738	56,588
Advertising	2,723	2,813	5,367	6,408
Occupancy, net	3,850	3,641	11,682	10,848
Depreciation and amortization	1,971	1,939	5,834	5,723
Gain on sale of real estate	-	-	(548)	-
Asset impairment charge	-	-	-	745
Total operating expenses	28,030	27,277	80,073	80,312

Net (loss) income from operations	(1,398)	2,271	(2,123)	56

Interest (expense) income	(36)	177	2	815

Other income	19	7	31	173
Net (loss) income before income taxes	(1,415)	2,455	(2,090)	1,044
Income tax (benefit) provision	(524)	1,157	(554)	494
Net (loss) income	$(891)	$1,298	$(1,536)	$550

Net (loss) income per share -
basic and diluted	$(0.06)	$0.09	$(0.11)	$0.04
Weighted average shares outstanding -
- basic	14,590	14,648	14,588	14,682
- diluted	14,590	14,731	14,588	14,796

See Notes to Condensed Financial Statements

SYMS CORP

Condensed Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	November 29,	December 1,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss ) income	$(1,536)	$550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,834	5,723
Asset impairment charge	-	745
Deferred income taxes	-	896
(Gain) loss on disposal of assets	(503)	10
(Increase) decrease in operating assets:
Receivables	(1,740)	(1,195)
Merchandise inventories	646	(8,623)
Prepaid expenses and other current assets	(768)	495
Other assets	(1,488)	(1,767)
Increase (decrease) in operating liabilities:
Accounts payable	2,195	10,977
Accrued expenses	81	(7,270)
Obligations to customers	6	274
Other long term liabilities	(258)	(277)
Net cash provided by operating activities	2,469	538
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in building and air rights	(8,034)	-
Expenditures for property and equipment	(4,117)	(4,524)
Proceeds from sale of land and other assets	923	17
Net cash used in investing activities	(11,228)	(4,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	-	(8,820)
Exercise of stock options	2,147	(1)
Stock repurchase	(2,816)	(1,480)
Net cash used in financing activities	(669)	(10,301)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,428)	(14,270)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,904	27,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,476	$13,642

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$123	$129

Income taxes paid (net of refunds)	$373	$4,433
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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulation, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 29, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 28, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 1, 2008. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Occupancy expenses for the three and nine month periods ended November 29, 2008 and December 1, 2007 have been reduced by net rental income of $459,000, $1,537,000, $763,000 and $2,281,000, respectively from real estate holdings incidental to the Company’s retail operations. In prior reports, the Company reduced general and administrative expense by net rental income.

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

Note 6 - Bank Credit Facilities

The Company has a revolving credit agreement with a bank for an unsecured line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contains financial covenants, with respect to tangible net worth, as defined, working capital, maximum capital expenditures and dividends, as well as other financial ratios. The Company is in compliance with all covenants as of November 29, 2008. As of November 29, 2008, March 1, 2008 and December 1, 2007, there were no borrowings under the current or predecessor revolving credit agreements. At November 29, 2008, March 1, 2008 and December 1, 2007,

SYMS CORP

the Company had $779,000, $869,000 and $513,000, respectively, in outstanding letters of credit which reduces availability under the revolving credit agreement.

Note 7 - Net (Loss) Income Per Share

     Basic net (loss) income per share has been computed based upon the weighted average of the common shares outstanding. Diluted net (loss) income per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net (loss) income per share:

	For the Three Months Ended		For the Nine Months
Ended
	11/30/2008	12/1/2007	11/30/2008	12/1/2007
	(in thousands except per share amounts)
Basic and diluted net (loss) income per share:
Net (loss) income	$(891)	$1,298	$(1,536)	$550
Average shares outstanding – basic	14,590	14,648	14,588	14,682
Net (loss) income per share – basic	$(0.06)	$0.09	$(0.11)	$0.04

Average shares outstanding – diluted	14,590	14,648	14,588	14,682
Stock options	-	83	-	114
Total average equivalent shares	14,590	14,731	14,588	14,796
Diluted net (loss) income per share	$(0.06)	$0.09	$(0.11)	$0.04

In periods with losses, options are excluded from the computations of diluted net income per share because the effect would be anti-dilutive. Options to purchase 111,112 and 329,327 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding at November 29, 2008 and December 1, 2007, respectively.

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

SYMS CORP

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

     Consistent with FAS123(R) “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the nine months ended November 29, 2008, and all options previously issued are fully vested.

     Stock option activity during the nine months ended November 29, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	Of options	Price	Term (years)	Value
Outstanding at March 1, 2008	329,000	$11.20	-	-
Options granted	-	-	-	-
Options exercised	218,000	$9.90	-	-
Options forfeited	-	-	-	-
Options outstanding at 11/29/08	111,000	$13.81	5.94	$(501)
Options exercisable at 11/29/08	111,000	$13.81	5.94	$(501)

     As of November 29, 2008, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

Note 10 – Income Taxes

      Effective March 1, 2007, the Company adopted FIN 48, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, the Company recorded as a cumulative effect adjustment, a decrease to retained earnings at the beginning of fiscal 2007 of approximately $250,000 and increased accruals for uncertain tax positions and related interest and penalties by a corresponding amount.

     The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. For the three and nine month periods ended November 29, 2008, the Company recorded approximately $3,000 and $10,000, respectively in interest before federal and state tax effect.

SYMS CORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Special Note Regarding Forward-Looking Statements

     This Quarterly Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s information or communication systems, possible work stoppages or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimate

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates. Such differences could be material to the financial statements.

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

SYMS CORP

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

     Long-Lived Assets - In evaluation of the fair value and future benefits and any potential impairment of long-lived assets, the Company performs analyses of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

Results of Operations

Three Months and Nine Months Ended November 29, 2008 Compared to Three Months and Nine Months Ended December 1, 2007

Net sales for the three months ended November 29, 2008 were $64,330,000, a decrease of $5,694,000 (8.1%) as compared to net sales of $70,024,000 for the three months ended December 1, 2007. For the nine months ended November 29, 2008, net sales were $187,948,000, a decrease of $10,607,000 (5.3%) as compared to net sales of $198,555,000 for the nine months ended December 1, 2007. Comparable store sales decreased 6.4% for the three months and 3.8% for the nine months ended November 29, 2008 as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the nine months ended November 29, 2008. The decrease in sales in the three months ended November 29, 2008 is attributable to the closing of one store earlier this fiscal year coupled with generally decreased sales from declines in store traffic commensurate with the recessionary trend in the U.S. economy. The decrease in sales for the nine months ended November 29, 2008 is attributable to the closing of one store in fiscal 2007 and one store in fiscal 2008 coupled with generally decreased sales from declines in store traffic commensurate with the recessionary trend in the U.S. economy.

Gross profit for the three months ended November 29, 2008 was $26,632,000 (41.4% as a percentage of net sales as compared to $29,548,000 (42.2% as a percentage of net sales) for the three months ended December 1, 2007. Gross profit for the nine months ended November 29, 2008 was $77,950,000 (41.5% as a percentage of net sales) as compared to $80,368,000 (40.5% as a percentage of net sales) for the nine months ended December 1, 2007. The Company’s gross profit may not be comparable to those of other entities, since some entities may include all of those costs related to their distribution network in cost of goods sold while others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in operating expenses such as selling and administrative expenses and occupancy costs. The decrease in gross profit dollars in the three and nine months ended November 29, 2008 compared to a year ago is primarily due to lower sales as a result of store closures coupled with declines in store traffic commensurate with the aforementioned recessionary trend. The decrease in gross profit percentage for the three months ended November 29, 2008 compared to the same period last year is primarily attributable to increased markdowns and retail incentives related to the recessionary environment during this quarter. The increase in gross profit percentage during the nine months ended November 29, 2008 compared to the same period last year is primarily attributable to lower markdowns during the first half of this year.

SYMS CORP

Selling, general and administrative expense increased $602,000 to $19,486,000 (30.3% as a percentage of net sales) for the three months ended November 29, 2008 as compared to $18,884,000 (27.0% as a percentage of net sales) for the three months ended December 1, 2007. Selling, general and administrative expense increased $1,150,000 to $57,738,000 (30.7% as a percentage of net sales) as compared to $56,588,000 (28.5% as a percentage of net sales) for the nine months ended December 1, 2007. This increase in the three and nine month period is largely the result of health benefit costs coupled with higher store maintenance costs.

Advertising expense for the three months ended November 29, 2008 was $2,723,000 (4.2% as a percentage of net sales) as compared to $2,813,000 (4.0% as a percentage of net sales) for the three months ended December 1, 2007. Advertising expense for the nine months ended November 29, 2008 and December 1, 2007 was $5,367,000 (2.9% of net sales) and $6,408,000 (3.2% of net sales) respectively. Decreased advertising spend during both periods in 2008 was primarily due to shifts away from TV advertising to a lower-cost and more geographically focused usage of radio, e-mail and in-store promotional activities.

Occupancy costs (net) were $3,850,000 (6.0% as a percentage of net sales) for the three months ended November 29, 2008 as compared to $3,641,000 (5.2% as a percentage of net sales) for the three months ended December 1, 2007. Occupancy costs (net) were $11,682,000 (6.2% as a percentage of net sales for the nine months ended November 29, 2008 as compared to $10,848,000 (5.5% as a percentage of net sales) for the nine months ended December 1, 2007. Included as an offset to net occupancy cost is rental income from third parties. For the three and nine month periods ended November 29, 2008, rental income was $459,000 and $1,537,000 respectively. For the three and nine month periods ended December 1, 2007, rental income was $763,000 and $2,281,000 respectively. The decrease in rental income is primarily due to the loss of tenants due to their cessation of business in certain rental properties.

Depreciation and amortization expense was $1,971,000 (3.0% as a percentage of net sales) for the three months ended November 29, 2008 as compared to $1,939,000 (2.8% as a percentage of net sales) for the three months ended December 1, 2007. Depreciation and amortization expense for the nine months ended November 29, 2008 was $5,834,000 (3.1% as a percentage of net sales) as compared to $5,723,000 (2.9% as a percentage of net sales) for the nine months ended December 1, 2007.

During the nine months ended December 1, 2007, the Company recorded an impairment charge amounting to $745,000 relating to its store in Cleveland, Ohio. This store was closed in June 2007 and is currently held for sale. The results for the nine months ended November 29, 2008 reflect a gain of $548,000 resulting from the sale of a parcel of land adjacent to another property.

The loss before income taxes for the three months ended November 29, 2008 was $1,415,000 as compared to income of $2,455,000 for the three months ended December 1, 2007. The loss before income tax for the nine months ended November 29, 2008 was $2,090,000 as compared to income before taxes of $1,044,000 for the nine months ended December 1, 2007.

For the three month period ended November 29, 2008 the effective income tax rate was 37.0% as compared to 47.1% for the comparable period a year ago. For the nine month period ended November 29, 2008 and December 1, 2007 the effective income tax rates were 26.5% and 47.3% respectively. Differences in effective income tax rates are largely attributable to non-deductibility of certain operating expenses.

Liquidity and Capital Resources

Working capital as of November 29, 2008 was $46,868,000, a decrease of $15,181,000 as compared to $62,049,000 as of December 1, 2007. This decrease in working capital is primarily attributable to the purchase of real estate adjacent to the Company’s property in New York City along with certain air rights. The ratio of current assets to current liabilities was 2.2 to 1 as of November 29, 2008 as compared to 2.5 to 1 as of December 1, 2007.

SYMS CORP

Net cash provided by operating activities totaled $2,469,000 for the nine months ended November 29, 2008, as compared to $538,000 for the nine months ended December 1, 2007. This increase resulted largely from decreases in merchandise inventory levels and increases in accrued expenses partially offset by decreases in accounts payable.

Net cash used in investing activities was $11,228,000 for the nine months ended November 29, 2008, as compared to $4,507,000 used in investing activities for the nine months ended December 1, 2007. Expenditures for property and equipment plus an investment in a building along with its appurtenant air rights aggregating $12,151,000 as compared to expenditures of $4,524,000 for property and equipment for the comparable period last year largely accounts for this variance.

Net cash used in financing activities was $669,000 for the nine months ended November 29, 2008, as compared to $10,301,000 for the nine months ended December 1, 2007. On August 6, 2007, the Company paid a cash dividend to its shareholders of record amounting to $8,820,000. On October 2, 2008 stock options for 215,837 shares were exercised and 52,544 shares were purchased by the Company and retired to Treasury shares.

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contains financial covenants, with respect to tangible net worth, as defined and working capital and maximum capital requirements, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants as of November 29, 2008. The Company has generally satisfied its operating and capital expenditure requirements, including those for the operations and expansion of stores, from internally generated funds. As of November 29, 2008, March 1, 2008 and December 1, 2007, there were no outstanding borrowings under this agreement. At November 29, 2008, March 3, 2007 and December 1, 2007, the Company had $779,000, $869,000 and $513,000 respectively, in outstanding letters of credit under this agreement.

The Company had budgeted capital expenditures of approximately $4,175,000 for the fiscal year ending February 28, 2009. Through the nine month period ended November 29, 2008, the Company has incurred $4,117,000 of capital expenditures.

On June 5, 2006, the Company’s Board of Directors approved the repurchase of an aggregate of up to 20% (not to exceed 2,900,000 shares) of its outstanding shares of common stock during the 24 month period ended June 5, 2008. During the nine months ended November 29, 2008, the Company did not purchase any shares except as noted above in connection with the exercise of certain options.

The U.S. economy is experiencing weakness across virtually every sector. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and further, could limit additional capital if needed and increase concomitant costs. Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 28, 2009.

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

SYMS CORP

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended November 29, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended November 29, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

In December 2007, given that there were significantly fewer than 300 holders of record, the Company announced its decision to voluntarily delist its common stock from trading on the New York Stock Exchange and concurrently deregister its common stock under Federal securities laws. In January 2008, certain institutional investors commenced actions seeking injunctive relief, counsel fees and unspecified damages relative to the aforementioned voluntary delisting and deregistration. In February 2008, as a result of new shareholder registrations above the statutory minimum, the Company reregistered its common stock and listed its shares for trading on NASDAQ. All primary actions have been either withdrawn or dismissed. In an ongoing action, one plaintiff sought to recover its costs in connection with this litigation. This action was settled by the Company’s insurance carrier. No further actions in this matter are pending.

Item 1a.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008 (fiscal 2007), which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s business, financial condition and/or operating results.

SYMS CORP

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS -
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES – None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

Item 5.	OTHER INFORMATION – None

Item 6.	EXHIBITS

(a)	Exhibits filed with this Form 10-Q

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SYMS CORP

Date:	January 9, 2009	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date:	January 9, 2009	By	/s/ Philip A. Piscopo
PHILIP A. PISCOPO
VICE PRESIDENT, CHIEF FINANCIAL
OFFICER
(Principal Financial and Accounting Officer)