Form 10-K
period 2009-02-28
SYMS CORP
filed 2009-05-01
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8546

SYMS CORP
(Exact name of registrant as specified in its charter)

NEW JERSEY	No. 22-2465228
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Syms Way, Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 902-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class	Name of Each Exchange on Which Registered

Common Stock, $0.05 Par Value Per Share	NASDAQ

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

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $109,187,000 based upon the closing market price of $16.39 per share of the Common Stock on the New York Stock Exchange as of August 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 20, 2009, 14,587,592 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

PART I

Item 1.	BUSINESS

General

          Syms Corp (the “Company” or “Syms”) operates a chain of thirty-two “off-price” retail stores located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. Syms directs its merchandising efforts at predominantly middle income, fashion-minded and price conscious customers.

          Since the first Syms store opened in New York City in 1959, the Company has expanded to 32 stores and the aggregate amount of selling space in Syms stores has increased from approximately 2,000 square feet to approximately 1,642,000 square feet. The Company maintains a 311,000 square foot distribution center and executive headquarters in Secaucus, New Jersey.

          The Company was incorporated in New Jersey in 1983. The Company maintains its executive offices at Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the “Company”, “we”, “our” or “Syms” relate to Syms Corp. Our fiscal year ends on the Saturday closest to the last day of February each year. Fiscal 2008 ended on February 28, 2009; fiscal 2007 ended on March 1, 2008 and fiscal 2006 ended on March 3, 2007.

Description of Business

          The Syms chain of 32 apparel stores offers a broad range of “off-price” first quality, in-season merchandise consisting primarily of men’s tailored clothing and haberdashery, women’s dresses, suits and separates, children’s apparel and men’s, women’s and children’s shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men’s, women’s and children’s wear.

          Syms operates in a single industry segment and has no foreign operations. No material part of the Company’s revenues is received from a single customer or group of customers. Please refer to Note 1 of the Financial Statements for information on segment reporting.

Merchandise

          For fiscal 2008, net sales were generated by the following categories:

Men’s tailored clothes and haberdashery	53%
Women’s dresses, suits, separates and accessories	29%
Shoes	8%
Children’s wear	7%
Luggage, domestics and fragrances	3%

100%

          Most of the items sold by the Company consist of nationally recognized fashions and brand-name merchandise. Merchandise is displayed by department, class and size on conveniently arranged racks or counters. No emphasis is placed on any particular “label” or brand. The stores generally offer minor alterations for an additional charge.

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

Distribution

          The Company owns a facility located at One Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 267 years. Most merchandise is received from manufacturers at the distribution center where it is inspected, ticketed and allocated to particular stores.

Marketing

          The Company’s pricing policy is to affix a ticket to each item displaying Syms’ selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women’s dresses are susceptible to considerable style fluctuation, Syms has long utilized an automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women’s dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of fourteen selling days. For fiscal 2008, women’s dresses represented approximately 3.9% of net sales. The Company also offers “dividend” prices consisting of additional price reductions on various types of merchandise at various times.

          Syms has as its tag line “An Educated Consumer is Our Best Customer”®, one of the best known in retail advertising. The Company advertises principally on radio and periodically on television. The Company also utilizes print and billboard ads, as well as direct mail and electronic media including e-mail communication to registered customers.

          The Company sells its merchandise for cash, checks, national credit cards, and its own Syms credit card. Syms sells its own credit card receivables on a non-recourse basis to a third party for a fee. Merchandise purchased from the Company may be returned generally within sixty days. The Company does not offer cash refunds for purchases, but issues credits toward the Syms charge card and other major credit cards or store merchandise credits which may be used toward the purchase of other merchandise.

Trademarks

          Various trademarks including: “Syms”®, “An Educated Consumer is Our Best Customer”®, “Names You Must Know”®, “The More You Know About Clothing, the Better it is for Syms”® and “Rediscover Syms. Off price - On style”® have been registered with the United States Patent and Trademark Office.

Competition

          The retail apparel business is highly competitive, and the Company accounts for only a small fraction of the total market for men’s, women’s and children’s apparel. The Company’s stores compete with discount stores, specialty apparel stores, department stores, manufacturer-owned factory outlet stores and others. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater resources than the Company. Retailers having substantially greater resources than the Company have entered or have indicated their intention to enter the “off-price” apparel business, and the “off-price” apparel business itself has become increasingly competitive, especially with respect to the increased use by manufacturers of their own factory outlets and the use of on-line sites by other retailers. At various times of the year, department store chains and specialty shops offer brand-name merchandise at substantial markdowns.

Operations and Control Systems

          The Company has a merchandise control system which tracks a product from its purchase to its ultimate sale in the Company’s stores. The system tracks the product by store in approximately 350 categories. All the information regarding the product is transmitted daily to the Company’s database at its executive headquarters. Each week the Company’s executives receive detailed reports regarding sales and inventory levels in units and retail dollars on a store-by-store basis.

          Management of the Company visit stores on a regular basis to, among other things, coordinate with the store managers and train employees in loss prevention methods. Stores have some combination of on-premises security personnel and various theft prevention systems during normal hours and security systems after hours.

Employees

          At February 28, 2009, the Company had approximately 1,400 employees, of which approximately 700 work on a part time basis. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms retail location. The Company has collective bargaining agreements with Local 1102 and Local 108, both of the Retail, Wholesale Department Store Workers Union whose agreements expired on March 31, 2009 or will expire on and May 31, 2009, respectively. The Company also has a collective bargaining agreement with Local 400 of the United Food and Commercial Workers Union which expires April 30, 2009. Combined, the three local unions represent approximately 1,100 hourly employees. The Company believes its relationships with its unions are good. The Company is actively involved in negotiations of all three of its collective bargaining agreements and believes that there will be no disruptions to the Company’s operations and the outcome of such negotiations will be at mutually acceptable terms.

Available Information

          The Company makes available on its web site at www.syms.com under “Investor Info” - “Press Releases/Financial Reports,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). On the website, the Company also offers a link to all of the Company’s Securities and Exchange Commission filings and to all beneficial ownership reports filed by the Company’s directors and executive officers, via the SEC’s EDGAR filing system.

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

We have had a history of losses and may not be profitable in the future

          We have had a net profit in some fiscal quarters and net losses in other fiscal quarters. We have also had a history of both profits and losses in recent fiscal years and cannot assure that we will be profitable in the future. Even if we are able to generate profits in the future, we may not be able to maintain or increase profitability on a quarterly or annual basis.

The recent deterioration in general economic conditions and the impact on consumer confidence and consumer spending could materially and adversely impact our results of operations in future periods.

          Consumer spending habits, including spending for our merchandise, are affected by, among other things, prevailing market conditions, levels of employment, salary and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of general economic conditions. Recently, as a result of the significant deterioration in economic conditions worldwide, consumer confidence and consumer spending have been negatively impacted and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, can be expected to decline during periods when disposable income is adversely affected or there is economic uncertainty.

We may be unable to compete favorably in our highly competitive markets

          The retail apparel business is highly competitive and we only account for a small fraction of the total market for men’s, women’s and children’s apparel. We compete against discount stores, specialty apparel stores, department stores, manufacturer-owned factory outlet stores and others. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as changes in their pricing policies, marketing activities and other business strategies, could have an adverse effect on our business, financial condition, results of operations and our market share.

If we are unable to meet certain financial covenants in our credit facility, our ability to borrow could be constrained

          While we currently have no borrowings under our existing credit agreement, the facility does contain financial covenants with respect to consolidated tangible net worth, as well as other financial ratios. If in the future we borrow monies under the facility and fail to meet these covenants or obtain appropriate waivers, our lender may terminate the credit facility or accelerate any then-existing debt.

Our sales and operating results depend on consumer preferences and fashion trends

Our sales and operating results depend in part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the merchandise on hand or on order will correspond to changes in taste and demand or that we will be able to successfully secure and market merchandise that is responsive to such trends. Consumer demand requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors may affect our ability to maintain the proper mix of products in each store, including without limitation: variations in local, regional or national economic conditions which could affect our customers’ discretionary spending, unanticipated fashion trends, our success in distributing merchandise to our stores in an efficient manner and changes in weather patterns, which in turn may affect consumer demand and preferences. If we misjudge the market for our products, or if we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our sales, realize significant excess inventories for some products and we may be forced to increase markdowns in relation to slow-moving merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline

          Eleven of our 32 stores are located in leased premises and the leases for nine of these eleven stores expire by 2010 and are subject to extension or renewal. If the cost of leasing existing stores increases, we cannot assure that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional new sites for new stores in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into more costly new leases, locate alternative sites on more expensive terms or fail to find suitable additional sites for new stores.

Our results of operations depend on keeping our expenses at an appropriate level

          Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our expense goals or appropriately reduce expenses during a weak sales season or period, our results of operations could be adversely affected.

Our relationships with vendors can change

          We currently purchase first-quality, in-season designer and brand name merchandise from more than 200 vendors at prices believed to be below those generally available to major department and specialty stores. Although we have maintained long-term business relationships with many of these vendors, there can be no assurance that we will be able to continue to purchase first-quality, in-season merchandise from these vendors in the same breadth of styles and sizes, in the same or greater volumes and at prices as favorable as those currently available to us. If we fail to maintain our relations with our existing vendors, or to enhance the quality of merchandise they supply us or if we cannot maintain existing sources of supply or attract new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a significant negative impact on our competitive position and our results of operations could be materially and adversely affected.

Our ability to manage inventory can affect our business

          The fashion-oriented nature of our products and the rapid changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Our ability to manage inventories properly is an important factor in our operations. Inherent in our management and valuation of inventories are certain significant judgments and estimates, including, among others, initial merchandise markup and subsequent markups and markdowns which significantly impact the ending inventory valuation at retail as well as the resulting cost complement. While management believes that these methods provide an inventory valuation which reasonably approximates cost, if market conditions are less favorable than those projected, additional markdowns may be required. Our inability to effectively manage inventory could have a materially adverse effect on our business, financial condition and results of operations.

Our failure to retain our existing senior management and to continue to attract qualified new personnel could adversely affect our business

          Our success will depend on our ability to retain our key personnel and attract and retain talented, highly qualified executives. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be adversely affected. Furthermore, our success is also dependent on our ability to hire and train qualified retail management and associates. We are also subject to risks associated with any significant disruptions in our relationship with our employees, including union employees and any work stoppages by our employees, including union employees.

We are subject to potential uninsured losses and/or claims

          We are subject to the possibility of uninsured losses from risks such as terrorism, earthquakes or floods, for which no, or limited, insurance coverage is maintained. We are also subject to risk of losses which may arise from adverse litigation results or other claims.

We may be required to recognize additional impairment charges

          Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our long-lived assets to determine if they are impaired. Business disruptions, protracted economic weakness, declines in operating results and other factors may result in asset impairments. During the annual impairment testing for the fiscal year ended February 28, 2009, the carrying amount of certain real estate holdings exceeded the implied fair values and as a result the Company recognized an impairment charge of $530,000. In fiscal 2007 we recorded an impairment charge of $745,000. In light of current economic conditions, additional impairments could occur in future periods whether or not connected to the current impairment analysis. Future impairment charges could materially affect our reported earnings in the periods of such charges and could materially and adversely affect our financial condition and results of operations.

Changes in governmental regulation could adversely affect our operations

          Laws and regulations at both state and federal levels frequently change and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from the changes in governmental regulation under different political administrations. Changes in regulations, the imposition of additional regulations, or the enactment of new legislation that impacts employment, labor, trade, transportation or logistics, health care, tax or environmental issues could have a material adverse impact on our financial condition or results of operations.

A privacy breach could adversely affect or business

          The protection of customer, employee and company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirement. In addition, customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee or company data could damage our reputation, result in lost sales, fines or lawsuits or have a material adverse impact on our financial condition or results of operations.

Other factors could affect our results of operations and our ability to grow

          Other factors that could cause actual results to differ materially from those predicted and that may adversely affect our ability to grow include: possible disruptions in our computer or telephone systems, increases in labor costs, higher than anticipated store closings or relocation costs, increases in energy costs, higher interest rates, potential disruptions in the supply of or restrictions on imported merchandise and unanticipated increases in merchandise or occupancy costs.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

          At February 28, 2009 the Company has 32 operating locations. In addition, there is a new lease in Falls Church, VA which will succeed the current lease terminating in August, 2009. These locations include both owned and leased properties and include retail stores and ancillary operations (consisting of receiving, inspection and administrative functions), warehouse and offices, plus additional space incidental to core operations which is, whenever practicable, leased to third parties. The following table is a listing of operating locations and square footage usage:

Location	Lease or Own	Total Sq Feet	Retail & Ancillary	Warehouse & Office	Additional Space

Fairfield, CT	Own (1)	43,000	43,000	—	—
Hartford, CT	Lease	38,000	38,000	—	—
Ft Lauderdale, FL	Own	55,000	55,000	—	—
Kendall, FL	Lease	40,000	40,000	—	—
Miami, FL	Own	53,000	53,000	—	—
Tampa, FL	Own	77,000	48,000	—	29,000	(a)
West Palm, FL	Own	112,000	54,000	—	58,000	(b)
Atlanta, GA	Own	69,000	69,000	—	—
Marietta, GA	Own	113,000	48,000	—	65,000	(b)
Addison, IL	Own	68,000	68,000	—	—
Niles, IL	Lease	37,000	37,000	—	—
Rockville, MD	Own	71,000	71,000	—	—
Towson, MD	Lease	50,000	50,000	—	—
Norwood, MA	Lease	43,000	43,000	—
Peabody, MA	Lease	43,000	43,000	—	—
Southfield, MI	Own	60,000	50,000	—	10,000	(c)
Cherry Hill, NJ	Own	150,000	66,000	39,000	45,000	(a)
Paramus, NJ	Own	77,000	73,000	—	4,000	(d)
Secaucus, NJ	Own (2)	340,000	29,000	311,000	—
Woodbridge, NJ	Lease	36,000	36,000	—	—
Buffalo, NY	Own	102,000	46,000	—	56,000	(a)
Commack, NY	Own	45,000	45,000	—	—
Elmsford, NY	Own (3)	143,000	59,000	—	84,000	(d)
New York, NY	Lease	64,000	64,000	—	—
New York, NY	Own	57,000	57,000	—	—
Westbury, NY	Own	92,000	92,000	—	—
King of Prussia, PA	Own	69,000	55,000	—	14,000	(a)
Cranston, RI	Lease	36,000	36,000	—	—
Houston, TX	Own	42,000	42,000	—	—
Hurst, TX	Own	71,000	45,000	—	26,000	(c)
Plano, TX	Lease	40,000	40,000	—	—
Falls Church, VA	Lease (4)	47,000	47,000	—	—

		2,383,000	1,642,000	350,000	391,000

(1)	Ground lease dated June 2, 2003 expiring November 3, 2036.

(2)	Ground lease dated June 1, 1977 expiring May 31, 2276.

(3)	Ground lease dated January 1, 1969 & 1970 expiring May 31, 2068 & December 31, 2068.

(4)	A new lease for similar square footage at another location commences June, 2009 and will be operational in August, 2009.

(a)	Additional space within building currently leased to third parties.

(b)	Additional space consists of a retail strip mall with various tenants in various stages of lease life, including vacant space which is actively marketed by property managers.

(c)	Additional space currently vacant and available for rent.

(d)	Additional space consists of third party building on company land pursuant to ground lease.

          Syms stores are typically “free-standing” or located in shopping centers and have available adequate free parking except for two New York, NY stores which are located conveniently to mass transit. Syms suburban locations are usually near major highways or thoroughfares in localities of at least 1,000,000 people. In some higher population densities, Syms has more than one store in the same vicinity.

Lease Terms

          Eleven of the Company’s 32 stores are leased from unrelated third parties on varying remaining terms with varying option periods. Certain option periods may be based on formulas contained in existing leases or may be based on negotiations between the parties. The following table summarizes the number of leases expiring in each calendar period; the number of such leases with renewal options; and the number of years of each option period.

Calendar Period	Expiring Year	Leases with Renewal Options	Range in Years of Option Periods

2009	2	2	5 years
2010	4	3	5 years
2011	2	2	5 years
2012	1	1	5 years
2013	—	—	—
2014 & thereafter	3	1	—

          Store leases provide for a base rental of between $4.51 and $44.39 per square foot. In addition, under the “net” terms of all leases, the Company pays maintenance expenses, real estate taxes and other charges. One lease provides for rent payment based on a percentage of sales above certain thresholds. Minimum rental payments for leased locations aggregated approximately $6,581,000 and $6,683,000 for fiscal 2008 and 2007, respectively.

          Whenever practicable, space incidental to Company operations is offered for rent. Of the ten operating locations with available rental space, six are fully rented, two (which are multi-tenant strip malls) are partially rented and two are currently vacant. Rental income for tenanted locations, net of administrative and operating expenses of $512,000 and $372,000 in fiscal 2008 and 2007, respectively, was $2,026,000 and $3,006,000 for fiscal 2008 and 2007 respectively. Tennant leases expire at various dates during 2011 through 2047 with various option terms and periods extending to 2097.

Store Openings/Closings

          In fiscal 2008, the Company closed a store in Troy, Michigan. No new stores were opened during fiscal 2008. A new lease, replacing our space in Falls Church, Virginia was executed with an inception date of June, 2009.

Item 3.	LEGAL PROCEEDINGS

          The Company is a party to routine litigation incident to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

          In December 2007, the Company announced its decision to voluntarily delist its common stock from trading on the New York Stock Exchange (“NYSE”) and, given that there were fewer than 300 holders of record of its common shares, simultaneously deregister its common stock under federal securities laws. The Company’s decision to deregister with the Securities and Exchange Commission (“SEC”) and delist from NYSE was principally motivated by the desire to minimize the financial and administrative burdens associated with being an SEC reporting company and further minimize or eliminate the compliance obligations incident to the Sarbanes-Oxley Act of 2002. In January 2008 certain institutional investors commenced a campaign to cause certain shareholders to register shares individually and simultaneously brought two actions seeking injunctive relief from the aforementioned deregistration and delisting, counsel fees and unspecified damages. Although the Company believes that its actions were appropriate, the Company determined that the costs and expenses associated with protracted litigation could not be justified and, in February 2008, reregistered its common stock and listed its shares for trading on NASDAQ. The costs associated with this litigation were substantially covered by insurance. All litigation associated with these matters has either been dismissed in the Company’s favor or settled within the limits of the Company’s insurance policies, less a nominal deductible.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          During the fiscal year ended March 3, 2007 and from the period March 4, 2007 through December 21, 2007 during the fiscal year ended March 1, 2008 the common stock of the Company (the “Common Stock”) was listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “SYM”. During the period December 22, 2007 through February 27, 2008, the Common Stock was listed for trading on The Pink Sheets under the symbol “SYMZ” and during the period since February 28, 2008, the Common Stock has been listed on NASDAQ under the symbol “SYMS”. The following table sets forth the high and low sales prices for the Company’s Common Stock as reported by NYSE and the high and low bid information reported on the Pink Sheets and by NASDAQ, as the case may be for each quarter of the past two fiscal years.

	Year ended February 28, 2009		Year ended March 1, 2008

	High	Low	High	Low

First Quarter	$16.48	$10.38	$21.59	$17.05
Second Quarter	17.86	12.33	22.08	13.14
Third Quarter	17.24	7.30	16.75	12.17
Fourth Quarter	10.80	5.38	17.38	9.25

Holders

          As of April 16, 2009, there were 330 record holders of the Company’s Common Stock.

Dividends

          During fiscal 2007, the Board of Directors of the Company declared a cash dividend of $.60 per share to shareholders of record on July 26, 2007. The aggregate dividend paid was approximately $8,820,000. No dividends were paid in fiscal 2008. Payment of dividends is within the discretion of the Company’s Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Financial Statements regarding covenants in the Company’s revolving credit agreement).

Issuer Purchases of Equity Securities

          There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal 2008.

Performance Graph

          Below is a graph comparing the cumulative total shareholders’ return on the Company’s common stock for the last six fiscal years (beginning February 28, 2004 and ending February 27, 2009, the last trading day for Fiscal 2008) with the cumulative total return of the Wilshire 5000 Index and the S&P Retail Composite Index over the same period (assuming (i) the investment of $100 on March 2, 2003 in the Company’s common stock and in each of these two Indexes, (ii) reinvestment of all dividends and (iii) no payment of brokerage or other commissions or fees).

Equity Plan Compensation Information

          The following table provides information as of February 28, 2009, about the shares of our common stock that may be issued upon exercise of options granted to employees or members of our Board under all of our existing equity compensation plans, including our 2005 stock option plan.

	COLUMN (A)	COLUMN (B)	COLUMN (C)

	Securities to be issued upon exercise of outstanding Options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)

Plan Category:
Equity compensation plans approved by security holders	111,112	$13.81	—
Equity compensation plans not approved by security holders	—	—	—

Total	111,112	$13.81	—

Item 6.	SELECTED FINANCIAL DATA

          The selected financial data presented below has been derived from the Company’s audited financial statements for the fiscal years ended February 28, 2009, March 1, 2008, March 3, 2007, February 25, 2006 and February 26, 2005. The selected financial data presented below should be read in conjunction with such financial statements and notes thereto.

	Fiscal Year Ended

	February 28, 2009	March 1, 2008	March 3, 2007	February 25, 2006	February 26 2005

	(in thousands, except per share amounts)
Income statement data:
Net sales	$242,000	$267,149	$281,178	$280,389	$283,567
Net (loss) income	(3,423)	807	9,548	3,436	2,177
Net (loss) income per share – basic	(0.23)	0.06	0.66	0.23	0.14
Dividends paid	—	8,820	—	15,028	—
Net (loss) income per share – diluted	(0.23)	0.05	0.65	0.23	0.14
Balance sheet data:
Working capital	$43,215	$57,090	$67,431	$81,832	$92,428
Total assets	215,123	229,629	239,559	239,119	253,491
Other long-term liabilities	840	1,178	1,548	1,520	1,610
Shareholders’equity	186,043	192,135	202,069	210,534	224,596

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

          This Annual Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K) may include certain forward-looking statements (within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others; general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company’s control, including risk factors disclosed in Item 1A of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the Securities and Exchange Commission.

          The Company does not assume the obligation to update any forward-looking statement. Shareholders should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. In Item 1A., “Risk Factors” of this Annual Report on Form 10-K, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for readers as permitted by the Private Securities Litigation Reform Act of 1995. Shareholders should understand that it is not possible to predict or identify all such factors. Consequently, shareholders should not consider any such list to be a complete statement of all potential risks or uncertainties.

Executive Overview

          Syms is an off-price retailer which operates a chain of thirty-two apparel stores located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels in men’s, women’s and children’s apparel.

          The Company experienced lower sales and profits in fiscal 2008 compared to fiscal 2007. Total store sales decreased approximately 9.4%, and comparable store sales declined 7.9% compared to fiscal 2007. The Company’s continued focus on improving gross margin levels resulted in the gross profit percentage increasing from 41.2% to 41.5%, an increase of 0.3%. Selling, general and administrative expenses (“SG&A”) and occupancy costs declined approximately $1,035,000 in fiscal 2008 reflective of cost reduction strategies involving substantially all aspects of Company operations. In fiscal 2009, we anticipate continuing to focus on sales maximization, expense control and inventory management designed to maintain or improve our cash position and minimize our debt.

Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to our financial statements.

          The Company believes its application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

          Factors considered by the Company in the determination of permanent markdowns include current and anticipated demand, customer preferences, season and age of the merchandise, fashion trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly when close to the balance sheet date, can have a significant effect on the results of operations.

          Shrinkage is estimated as a percentage of sales for the period from the date of the last physical inventory to the end of the fiscal year. Physical inventories are taken at least annually for all stores, at dates close to fiscal year’s end and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is used as the standard for the shrinkage accrual following the physical inventory.

          The Company has found the use of these estimates to be appropriate and actual results have not differed materially. However, the Company is subject to certain risks and uncertainties that could cause its future estimates to differ materially from past experience.

Long-lived Assets - In evaluating the carrying value of long-lived assets the Company considers the related future benefits by performing an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its estimated fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may change in the future.

Deferred Tax Valuation Allowance – The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies that could produce additional future taxable income in assessing the need for a valuation allowance. Should the Company determine that it will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

Results of Operations

          The following discussion compares the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007. The fiscal years ended February 28, 2009 and March 1, 2008 were comprised of 52 weeks and the fiscal year ended March 3, 2007 was comprised of 53 weeks.

     Fiscal Year Ended February 28, 2009 (Fiscal 2008) Compared to Fiscal Year Ended March 1, 2008 (Fiscal 2007)

          Net sales for Fiscal 2008 were $242,000,000, a decrease of $25,149,000 (9.4%) as compared to net sales of $267,149,000 for Fiscal 2007. The decrease in sales is largely attributable to reductions in store traffic, especially in the latter half of Fiscal 2008, as general economic conditions resulted in lower retail sales across most markets. Comparable store sales in Fiscal 2008 decreased 7.9% or approximately $20.5 million, reflective of previously mentioned retail reductions. In our comparable store computation, we only include locations that were open for a period of at least twelve months and stores that were open during both fiscal years. We opened no new locations in Fiscal 2008 and there was no expansion in square footage in existing stores.

          Gross profit for Fiscal 2008 was $100,525,000 or 41.5% of net sales compared with $109,981,000 or 41.2% of net sales for the prior year, a decrease of $9,456,000 or 8.6%. Gross profit percentage increased 0.3% in Fiscal 2008 primarily reflective of improved physical controls over inventory coupled with reductions in mark-downs reflective of changes in inventory mix. The Company’s gross profit may not be comparable to those of other entities that include all of the costs related to their distribution network in cost of goods sold because the Company excludes a portion of those costs from gross profit. Instead, the Company includes such costs in other items such as selling, general and administrative (“SG&A”) costs and/or occupancy costs.

          SG&A expense for Fiscal 2008 was $74,690,000 or 30.9% of net sales compared with $76,959,000 or 28.8% of net sales for the prior year, a decrease of $2,269,000 or 2.9%. SG&A expenses decreased primarily as a result of costs cut in the face of declining sales with the greatest reductions in costs realized in payroll related expenses offset by increases in health insurance, union and certain other insurance costs.

          Advertising expense for Fiscal 2008 was $6,339,000 or 2.6% of net sales compared with $8,561,000 or 3.2% of net sales for the prior year, a decrease of $2,222,000 or 25.9% due primarily to general reductions in advertising across all lines of media coupled with higher concentration in electronic and direct to consumer promotions which tend to be lower cost.

          Occupancy costs for Fiscal 2008 were $15,557,000 or 6.4% of net sales compared with $14,323,000 or 5.4% of net sales for the prior year, an increase of $1,234,000 or 8.6%. The increase in occupancy costs is largely attributable to higher common area charges at leased locations and higher utility costs. In addition, increased vacancy from tenancy in owned buildings resulted in the Company offsetting occupancy costs with net rental income of $2,026,000 in fiscal 2008 compared to $3,006,000 in fiscal 2007.

          Depreciation and amortization expense for Fiscal 2008 was $8,003,000 or 3.3% of net sales compared with $7,659,000 or 2.9% of net sales for the prior year. Depreciation and amortization expense increased $344,000 or 4.5% largely as a result of capital improvements such as roofing and HVAC upgrades at various retail locations as well as in our distribution center.

          During Fiscal 2008 the Company recorded an impairment charge of $530,000 related to estimated impairments in carrying values of two retail locations and a gain of $548,000 from the sale of a small parcel of realty. During Fiscal 2007 the Company recorded an impairment charge of $745,000 relating to the closure of a store in Cleveland, Ohio in July 2007. No sales of Company properties occurred in Fiscal 2007.

          Net loss before the recovery of income taxes for Fiscal 2008 was $4,031,000 or (1.7%) of net sales compared with net income before income taxes of $3,136,000 or 1.2% of net sales for the prior year, a decrease of $7,167,000. The decline in operating results before income taxes resulted from the factors discussed above.

          For Fiscal 2008 the effective income tax rate was 15.1% as compared to 74.3% for Fiscal 2007. The decrease in the effective tax rate for Fiscal 2008 reflects the impact of permanent differences of certain expense items not deductible for tax purposes.

Fiscal Year Ended March 1, 2008 (Fiscal 2007) Compared to Fiscal Year Ended March 3, 2007 (Fiscal 2006)

          Net sales for Fiscal 2007 were $267,149,000, a decrease of $14,029,000 (5%) as compared to net sales of $281,178,000 for Fiscal, 2006. The decrease in sales was largely attributable to the closure of four locations in the prior fiscal period and a concomitant reduction in sales attributable to those location coupled with the loss of one week of sales in the 2007 fiscal year (52 weeks in Fiscal 2007 vs. 53 weeks in Fiscal 2006) with one week’s sales averaging approximately $5.1 million. Comparable store sales in Fiscal 2007 were down less than .9% or approximately $2.3 million, reflective of reductions in sales across most retail locations. In our comparable store computation, we only include stores that have been open for a period of at least twelve months and stores that were open during both fiscal years. We opened no new locations in Fiscal 2007 and there was no expansion in square footage in existing stores in Fiscal 2007 and 2006.

          Gross profit for Fiscal 2007 was $109,981,000 or 41.2% of net sales compared with $113,289,000 (40.3% as a percentage of net sales) for Fiscal 2006, a decrease of $3,308,000 or 2.9%. Gross profit percentage increased .88% in Fiscal 2007 primarily reflective of improved physical controls over inventory coupled with reductions in mark-downs reflective of changes in inventory mix. The Company’s gross profit may not be comparable to those of other entities, which include all of the costs related to their distribution network in cost of goods sold because the Company excludes a portion of those costs from gross profit. Instead, the Company includes such costs in other items, such as SG&A and occupancy costs.

          SG&A expense for Fiscal 2007 was $76,959,000 or 28.8% of net sales compared with $77,841,000 or 27.7% of net sales for the prior year, a decrease of $882,000 or 1.1%. SG&A expenses decreased primarily as a result of the reduction in number of retail locations in Fiscal 2007 compared to Fiscal 2006 along with reductions in office payroll offset by reductions in royalty income due to fewer revenue-generating licensing agreements and increased professional fees.

          Advertising expense for Fiscal 2007 was $8,561,000 or 3.2% of net sales compared to $8,118,000 or 2.9% of net sales for the prior year, an increase of $443,000 or 5.5% due primarily to greater penetration across substantially all lines of media.

          Occupancy costs for Fiscal 2007 were $14,323,000 or 5.4% of net sales compared to $15,688,000 or 5.6% of net sales for the prior year, a decrease of $1,365,000 or 8.7%. The decrease in occupancy costs was largely attributable to the reduction in the number of retail locations in Fiscal 2007 offset by higher common area charges at leased locations coupled with higher utility costs. In addition, decreased vacancy from tenancy in owned buildings resulted in the Company offsetting occupancy costs with net rental income of $3,006,000 in fiscal 2007 compared to $2,149,000 in fiscal 2006.

          Depreciation and amortization expense for Fiscal 2007 was $7,659,000 compared to $8,205,000 for the prior year, both amounts at 2.9% of net sales during both fiscal years. Depreciation expense declined $546,000 or 6.7% largely as a result of the reduction in number of retail locations in Fiscal 2007 and the correlated reduction in assets employed.

          During Fiscal 2007 the Company recorded an impairment charge of $745,000 related to the closure of a store in Cleveland, Ohio. In Fiscal 2006 the Company recorded a gain of $10,424,000 from the sale of properties in Rochester, New York and Dallas, Texas. No sales of Company properties occurred in Fiscal 2007.

          Net income before taxes for Fiscal 2007 was $3,136,000 or 1.2% of net sales compared with $15,951,000 or 5.7% of net sales for the prior year, a decrease of $12,815,000. However, $10,424,000 of that decrease was attributable to the sale of properties in Fiscal 2006 that did not recur in Fiscal 2007. Excluding the gain from the sale of properties, net income before taxes in Fiscal 2006 was $5,527,000 or 1.9% of net sales as a result of the factors discussed above.

           For Fiscal 2007 the effective income tax rate was 74.3% as compared to 44.5% for Fiscal 2006. The increase in effective tax rate in Fiscal 2007 reflects the unfavorable impact of permanent differences of certain expense items not deductible for tax purposes and an adjustment of a prior year under-accrual.

Liquidity and Capital Resources

          Working capital at February 28, 2009 was $43,215,000, a decrease of $13,875,000 from March 1, 2008, and the ratio of current assets to current liabilities was 2.53 to 1 as compared to 2.57 to 1 at March 1, 2008. The Company’s merchandise inventory was $13,606,000 lower at fiscal year-end primarily due to the Company’s efforts to reduce inventory in the face of reduced store traffic in the current economic environment. Accounts receivable at February 28, 2009 decreased $856,000 from March 1, 2008 due principally to credit card payment timing differences. Accounts payable decreased $10,674,000 from March 1, 2008 primarily due to lower purchases in the face of lower store traffic and sales. The overall decrease in working capital is largely attributable to the changes enumerated above resulting from lower store traffic and sales, especially during the latter half of Fiscal 2008 as well as lower cash balances partially attributable to the acquisition of long lived assets in Fiscal 2008.

          Net cash provided by operating activities totaled $3,215,000 for Fiscal 2008 as compared to $4,276,000 for Fiscal 2007. This decrease is primarily due to the decline in operating results in net income of $807,000 in Fiscal 2007 to a net loss of $3,423,000 in Fiscal 2008 and the reduction of accounts payable partially offset by decreased inventories as planned by management and decreased accounts receivable.

           Net cash used in investing activities was $12,778,000 for Fiscal 2008 as compared to net cash used in investing activities of $9,770,000 for Fiscal 2007. This increase resulted primarily from the purchase, in Fiscal 2008, of a building and related air rights adjacent to the Company’s property at Trinity Place in New York City. Purchases of property and equipment totaled $7,667,000 and $6,687,000 for Fiscal years 2008 and 2007, respectively. Property and equipment expenditures were primarily for store remodeling, distribution facility upgrades and information technology investment.

          Net cash used in financing activities was $519,000 for Fiscal 2008 as compared to net cash used of $10,514,000 for Fiscal 2007. For Fiscal 2008 this reflects the purchase of treasury shares of $2,817,000 offset in substantial part by proceeds from options exercises of $2,148,000. For Fiscal 2007, this amount included the payment of dividends of $8,820,000 and the purchase of treasury shares for an aggregate of $1,703,000. No dividends were paid in Fiscal 2008.

          The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contains financial covenants with respect to consolidated tangible net worth as defined, working capital and maximum capital expenditures, including dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants except for that related to working capital for which it has received a waiver. During Fiscal 2008 and 2007 the Company satisfied all of its operating and capital expenditure requirements, including those for the operations of stores, from internally generated funds. For Fiscal 2008 and Fiscal 2007, there were no borrowings under the revolving credit agreement. At February 28, 2009 and March 1, 2008, the Company had $741,000 and $869,000, respectively, in outstanding letters of credit under the revolving credit agreement.

          Capital expenditures, which amounted to approximately $7,667,000 in Fiscal 2008, are expected to range from $7 million to $8 million for Fiscal 2009. Although some of the anticipated expenditures are discretionary, we believe that they are necessary to maintain efficient, orderly and safe operating environments. We expect to fund these expenditures from cash generated by operations and the Company’s existing credit facilities.

          On July 12, 2007 the Company’s Board of Directors authorized the declaration of a cash dividend of $.60 per share to all shareholders of record on July 26, 2007, resulting in an aggregate payment of $8,820,000. On June 5, 2006, the Company’s Board of Directors authorized the repurchase by the Company through June 1, 2008 of up to 2,900,000 shares of common stock at prevailing market prices. During Fiscal 2008, the Company acquired 216,000 treasury shares at a total cost of $2,817,000 on the exercise of stock options which were paid with the Company’s common stock. During Fiscal 2007, the Company purchased 114,000 shares at a total cost of $1,703,000.

          Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for Fiscal 2009.

Impact of Inflation and Changing Prices

          Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations for its last three fiscal years.

Contractual Obligations and Commercial Commitments

          To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Contractual Obligations
Operating Leases	$31,432,000	$6,092,000	$8,470,000	$3,288,000	$13,582,000

Total Contractual Cash Obligations	$31,432,000	$6,092,000	$8,470,000	$3,288,000	$13,582,000

	Amount of Commitment Expiration Per Period

	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 Years

Other Commercial Commitments
Lines of Credit	$—	$—	—	—	—
Letters of Credit	741,000	741,000	—	—	—

Total Commercial Commitments	$741,000	$741,000	—	—	—

We took into account the material nature of operating agreements and lines of credit for merchandise in determining whether to include these items in contractual obligations and commercial commitments.

Off Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Recent Accounting Pronouncements

          See Note 1 of the Financial Statements for a full description of the Recent Accounting Pronouncements, including the respective dates of adoption and the effects on our results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company has exposure to interest rates under its unsecured revolving credit facility. Interest on individual advances is payable quarterly at the bank’s base rate, except that at the time of advance, the Company has the option to select an interest rate based upon one of two other alternative calculations, with such rate to be fixed for a period not to exceed 90 days. The average daily unused portion is subject to a commitment fee of 0.25 of 1% per annum.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item in incorporated herein by reference to the financial statements and supplementary data set forth in “Item 15 – Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

Item 9A.	CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

May 1, 2009

To the Shareholders of Syms Corp.

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

          In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of February 28, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

          Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

          The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent registered public accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both internal and external auditors.

          BDO Seidman, LLP, the independent registered public accounting firm who audits our financial statements, has audited internal control over financial reporting as of February 28, 2009 and has expressed an unqualified opinion thereon.

/s/ Marcy Syms
Marcy Syms
Chief Executive Officer

/s/ Philip A. Piscopo
Philip A. Piscopo
Chief Financial Officer

          (c) Internal Control Over Financial Reporting - There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Shareholders
Syms Corp
Secaucus, New Jersey

We have audited Syms Corp’s Internal Control Over Financial Reporting, as of February 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syms Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit also included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Syms Corp maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Syms Corp as of February 28, 2009 and March 1, 2008 and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2009 and our report dated May 1, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
May 1, 2009

Item 9B.	OTHER INFORMATION - None.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The Company maintains a code of ethics applicable to the Company’s chief executive officer and senior financial and professional personnel (including the Company’s chief financial officer, principal accounting officer or controller and persons performing similar functions). The Company has posted a copy of such code of ethics on its website. The internet address for such code of ethics is http://www.syms.com/pressreleases/corp_gov.asp.

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

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II: Valuation and qualifying accounts

          Schedules, other than those listed above, are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)	List of Exhibits:

          The following exhibits which are marked with an asterisk are filed as part of this Annual Report and the other exhibits set forth below are incorporated by reference from (i) the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 or (ii) where indicated, the Company’s reports on Form 8-K, Form 10-Q or Form 10-K or the Company’s Proxy Statement (Commission File No. 1-8564).

3.1	Certificate of Incorporation of Syms Corp, as amended

3.2	Amended and Restated By-laws of Syms Corp (exhibit 3.1 to Current Report on Form 8-K dated January 12, 2009).

4.1	Specimen Certificate of Common stock

10.1

Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (exhibit 28.1 to Current Report on Form 8-K dated May 1986)

10.2	Credit Program Agreement, dated January 27, 2000 between Syms Corp and Conseco Finance Corp (exhibit 10.39 to Annual Report on Form 10-K for fiscal year ended February 26, 2000)

10.3	Loan Agreement, dated as of November 5, 2003, between Syms Corp and Israel Discount Bank of New York (exhibit 10.50 to Quarterly Report on Form 10Q for fiscal quarter ended November 29, 2003)

10.3.1	First Amendment to Loan Agreement, dated April 7, 2005, between Syms Corp and Israel Discount Bank of New York (exhibit 99.1 to Current Report on Form 8-K dated April 8, 2005.)

10.3.2*	Second Amendment to Loan Agreement, dated April 1, 2006, between Syms Corp and Israel Discount Bank of New York

10.3.3*	Third Amendment to Loan Agreement, dated April 1, 2008, between Syms Corp and Israel Discount Bank of New York

10.4	Syms Corp 2005 Stock Option Plan, as amended (exhibit 10.4 to Current Report on Form 8-K dated August 5, 2005)

10.4.1	Form of Nonqualified Stock Option Award Agreement for 2005 Stock Option Plan (exhibit 10.1 to Current Report on Form 8-K dated August 5, 2005)

10.4.2	Form of Incentive Option Award for 2005 Stock Option Plan (exhibit 10.2 to Current Report on Form 8-K dated August 5, 2005)

10.4.3	Form of Restricted Stock Award for 2005 Stock Option Plan (exhibit 10.3 to Current Report on Form 8-K dated August 5, 2005)

10.5	Contract of Sale – Office, Commercial and Multi-Family Residential Premises, dated as of December 21, 2006 (exhibit 10.56 to Current Report on Form 8-K dated December 21, 2006)

21*	List of Subsidiaries

23.1*	Consent of BDO Seidman, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: May 1, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sy Syms	Chairman of the Board and Director	May 1, 2009

Sy Syms

/s/ Marcy Syms	Chief Executive Officer/President and Director (Principal executive officer)	May 1, 2009

Marcy Syms

/s/ Philip A. Piscopo	Vice President, Chief Financial Officer, Secretary (Principal financial and accounting officer)	May 1, 2009

Philip A. Piscopo

/s/ Bernard H. Tenenbaum	Director	May 1, 2009

Bernard H. Tenenbaum

/s/ Thomas E. Zanecchia	Director	May 1, 2009

Thomas E. Zanecchia

/s/ Henry M. Chidgey	Director	May 1, 2009

Henry M. Chidgey

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

The audits referred to in our report dated May 1, 2009 relating to the financial statements of Syms Corp, which is contained in Item 15 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
May 1, 2009

SCHEDULE II

SYMS CORP
Valuation and qualifying accounts
Fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007

		Additions

	Balance at beginning of period	Charged against revenues or to costs & expenses	Charged to other accounts	Deductions	Balance at end of period

Reserve for inventory obsolescence

Fiscal 2006	6,521,000	—	—	(2,320,000)	4,201,000
Fiscal 2007	4,201,000	—	—	(1,381,000)	2,820,000
Fiscal 2008	2,820,000	—	—	(624,000)	2,196,000

Deferred tax valuation allowance

Fiscal 2006	1,000,000	—	—	$(1,000,000)	—
Fiscal 2007	—	—	—	—	—
Fiscal 2008	—	—	—	—	—

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SYMS Corp
Secaucus, New Jersey

We have audited the accompanying balance sheets of Syms Corp as of February 28, 2009 and March 1, 2008 and the related statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 28, 2009. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by managements, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syms Corp at February 28, 2009 and March 1, 2008, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Syms Corp’s internal control of financial reporting as of February 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 1, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
May 1, 2009

F – 1

SYMS CORP
BALANCE SHEETS

(In thousands, except per share amounts)

	February 28, 2009	March 1, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,822	$11,904
Receivables	1,589	2,445
Merchandise inventories	52,480	66,086
Deferred income taxes	3,045	3,248
Assets held for sale	7,202	5,576
Prepaid expenses and other current assets	5,317	4,147

Total current assets	71,455	93,406

PROPERTY AND EQUIPMENT – NET	95,956	98,815

DEFERRED INCOME TAXES	15,209	12,882

BUILDING AIR RIGHTS	9,134	3,100

OTHER ASSETS	23,369	21,426

TOTAL ASSETS	$215,123	$229,629

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,936	$25,610
Accrued expenses	9,012	6,263
Obligations to customers	4,292	4,443

Total current liabilities	28,240	36,316

OTHER LONG TERM LIABILITIES	840	1,178

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $100 per share – authorized 1,000 shares; none outstanding	—	—
Common stock, par value $0.05 per share – authorized 30,000 shares; 14,590 shares outstanding as of February 28, 2009 (net of 4,298 treasury shares) and 14,588 shares outstanding as of March 1, 2008 (net of 4,082 treasury shares)	800	789
Additional paid-in capital	21,560	19,273
Treasury stock	(45,903)	(43,086)
Accumulated other comprehensive (loss) income	(2,127)	23
Retained earnings	211,713	215,136

Total shareholders’ equity	186,043	192,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$215,123	$229,629

See Notes to Financial Statements

F – 2

SYMS CORP
STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended

	February 28, 2009	March 1, 2008	March 3, 2007

NET SALES	$242,000	$267,149	$281,178
Cost of goods sold	141,475	157,168	167,889

Gross profit	100,525	109,981	113,289

EXPENSES:
Selling, general and administrative	74,690	76,959	77,841
Advertising	6,339	8,561	8,118
Occupancy	15,557	14,323	15,688
Depreciation and amortization	8,003	7,659	8,205
Asset impairment charge	530	745	—
(Gain)/Loss on sale of assets	—	—	31
Other income	(53)	(491)	(234)
Gain on sale of real estate	(548)	—	(10,424)

Total expenses - net	104,518	107,756	99,225

(Loss)/income from operations	(3,993)	2,225	14,064

Interest expense	170	171	219
Interest income	(132)	(1,082)	(2,106)

(Loss)/income before income taxes	(4,031)	3,136	15,951
Income tax (recovery)/provision	(609)	2,329	6,403

NET (LOSS)/INCOME	$(3,423)	$807	$9,548

Net (Loss)/income Per Share – basic	$(0.23)	$0.06	$0.66

Weighted Average Shares Outstanding – Basic	14,589	14,659	14,574

Net (Loss)/income Per Share – diluted	$(0.23)	$0.05	$0.65

Weighted Average Shares Outstanding – Diluted	14,589	14,760	14,703

See Notes to Financial Statements

F – 3

SYMS CORP
STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

							Accumulated Other Com- prehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock
						Retained Earnings
	Shares	Amount		Shares	Amount			Total

BALANCE AS OF February 25, 2006	18,262	$769	$16,656	(3,328)	$(29,649)	$222,758	$—	$210,534

Exercise of options	407	20	2,254	—	—	—	—	2,274
Tax benefit derived from exercise of options	—	—	354	—	—	—	—	354
Stock buyback	—	—	—	(640)	(11,734)	—	—	(11,734)
Related party purchase adjustment for purchase of real estate (net of tax)	—	—	—	—	—	(8,907)	—	(8,907)
Net income	—	—	—	—	—	9,548	—	9,548

BALANCE AS OF March 3, 2007	18,669	$789	$19,264	(3,968)	$(41,383)	$223,399	$—	$202,069

Exercise of options	1	—	4	—	—	—	—	4
Tax benefit derived from exercise of options	—	—	5	—	—	—	—	5
Stock buyback	—	—	—	(114)	(1,703)	—	—	(1,703)
Payment of dividends	—	—	—	—	—	(8,820)	—	(8,820)
FIN 48 reserve	—	—	—	—	—	(250)	—	(250)
Comprehensive income:
Net income	—	—	—	—	—	807	—	807
Deferred pension gain	—	—	—	—	—	—	23	23

Total comprehensive income	—	—	—	—	—	—	—	830

BALANCE AS OF March 1, 2008	18,670	$789	$19,273	(4,082)	$(43,086)	$215,136	$23	$192,135

Exercise of options	218	11	2,137	—	—	—	—	2,148
Tax benefit derived from exercise of options	—	—	150	—	—	—	—	150
Stock buyback	—	—	—	(216)	(2,817)	—	—	(2,817)
Comprehensive income:
Net (loss)	—	—	—	—	—	(3,423)	—	(3,423)
Deferred pension (loss)	—	—	—	—	—	—	(2,150)	(2,150)

Total comprehensive (loss)	—	—	—	—	—	—	—	(5,682)

BALANCE AS OF February 28, 2009	18,888	$800	$21,560	(4,298)	$(45,903)	$211,713	$(2,127)	$186,043

See Notes to Financial Statements

F – 4

SYMS CORP
STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended

	February 28, 2009	March 1, 2008	March 3, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(3,423)	$807	$9,548

Adjustments to reconcile net (loss)/income to net cash
Provided by operating activities:
Depreciation and amortization	8,003	7,659	8,205
Asset impairment	530	745	—
Deferred income taxes	(615)	(497)	2,125
Gain/(loss) on sale of property and equipment	(503)	10	(10,393)
(Increase)/decrease in operating expenses:
Receivables	856	(719)	852
Merchandise inventories	13,606	(2,277)	(6,340)
Prepaid expenses and other current assets	(1,170)	907	1,002
Other assets	(1,995)	(2,152)	(1,295)
Increase/(decrease) in operating liabilities:
Accounts payable	(10,674)	3,932	6,762
Accrued expenses	(262)	(2,522)	2,362
Obligations to customers	(151)	485	333
Other long term liabilities	(338)	(370)	28
Income taxes	(940)	(1,732)	—

Net cash provided by operating activities	3,215	4,276	13,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,667)	(6,687)	(7,629)
Proceeds from sale of property and equipment	923	17	16,296
Investment in building and air rights	(6,034)	(3,100)	—

Net cash (used in)/provided by investing activities	(12,778)	(9,770)	8,667

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party purchase adjustment of real estate	—	—	(14,845)
Payment of dividend	—	(8,820)	—
Purchase of treasury shares	(2,817)	(1,703)	(11,734)
Exercise of options	2,148	4	2,274
Tax benefit of options	150	5	354

Net cash used in financing activities	(519)	(10,514)	(23,951)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,082)	(16,008)	(2,095)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,904	27,912	30,007

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,822	$11,904	$27,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$170	$166	$216

Income taxes paid, net of refunds received	$506	$4,292	$3,693

See Notes to Financial statements

F – 5

SYMS CORP
NOTES TO FINANCIAL STATEMENTS

FISCAL YEARS ENDED FEBRUARY 28, 2009, MARCH 1, 2008 AND MARCH 3, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Principal Business - Syms Corp (the “Company”) operates a chain of thirty-two “off-price” retail stores located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first-quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

b.	Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned inactive subsidiary.

c.	Accounting Period - The fiscal years ended February 28, 2009 and March 1, 2008 were comprised of 52 weeks; the fiscal year ended March 3, 2007 was comprised of 53 weeks.

d.

Reclassifications – Certain reclassifications have been applied to prior year amounts to conform to current year presentation. Occupancy expenses for fiscal 2008 and 2007 have been reduced by net rental income of $2,026,000 and $3,006,000, respectively from real estate holdings incidental to the Company’s retail operations. In prior reports, the Company reduced general and administrative expense by net rental income.

e.	Cash and Cash Equivalents- Cash and cash equivalents include securities with original maturities of three months or less.

f.

Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company has substantially all of its cash in banks. Such cash balances at times exceed federally-insured limits. The Company has not experienced any losses in such accounts.

g.	Receivables – Receivables represent third party credit card receivables.

h.	Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market on a first-in first-out (FIFO) basis, as determined by the retail inventory method.

i.	Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are principally determined by the straight-line method over the following estimated useful lives:

Buildings and improvements	15 - 39 years
Machinery and equipment	4 - 7 years
Furniture and fixtures	7-10 years
Leasehold improvements	Lesser of life of the asset or life of lease
Computer software	3 years

The Company’s policy is to amortize leasehold improvements over the original lease term and not include any renewal terms. The Company’s policy is to capitalize costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use. Computer software is included in property, plant and equipment – net on the balance sheet.

j.

Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management’s strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. The difference would be recorded as an impairment of assets.

F – 6

k.	Deferred Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end.

l.

Other Assets – The cash surrender value of officers’ life insurance policies is classified on the balance sheet as a non-current asset. The Company adjusts the carrying value of these contracts to the cash value (which is considered fair value) at the end of each reporting period. Such periodic adjustment is included in selling, general and administrative expenses. Subsequent to year end, the Company withdrew $16 million of cash surrender values to enhance liquidity.

m.	Accrued Expenses – Accrued expenses include accrued payroll of $1,468,000 and $1,607,000 in fiscal 2008 and fiscal 2007, respectively.

n.

Obligation to Customers - Obligations to customers represent credits issued for returned merchandise as well as gift certificates. When the Company sells a gift certificate to a customer, it is recorded as a liability in the period the sale occurred. When the customer redeems the gift certificate for the purchase of merchandise, a sale is recorded and the liability reduced. The Company’s policy is that these credits do not expire.

o.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventory provisions, sales returns, self-insurance accruals, deferred tax valuation allowances, any estimated impairment and the useful lives of long-lived assets. Actual results could differ from those estimates.

p.	Revenue Recognition – The Company recognizes revenue at the “point of sale”. Allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded.

q.	Comprehensive Income – Comprehensive income was equivalent to the Company’s net income for fiscal years 2008, 2007 and 2006.

r.

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

	Fiscal Year

	2008	2007	2006

Men’s tailored clothes and haberdashery	53%	53%	54%
Women’s dresses, suits, separates and accessories	29%	29%	28%
Shoes	8%	8%	8%
Children’s wear	7%	7%	7%
Luggage, domestics and fragrances	3%	3%	3%

	100%	100%	100%

The Company does not rely on any major customers as a source of revenue.

s.

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

t.	Computer Software Costs – The Company capitalizes the cost of software developed or purchased for internal use.

u.

Other Assets – Other assets include $22,032,000 and $20,549,000 of cash surrender value of officer’s life insurance, and $1,337,000 and $878,000 of other miscellaneous assets such as security deposits, step rent receivables and deferred lease acquisition costs at February 28, 2009 and March 1, 2008, respectively.

v.

Advertising Costs – Advertising and sales promotion costs are expensed at the time the advertising occurs. Advertising and sales promotion costs were $6,339,000, $8,561,000 and $8,118,000 in fiscal 2008, 2007 and 2006,

F – 7

respectively. The Company does not receive any allowances or credits from vendors in connection with the purchase or promotion of the vendor’s product, such as co-operative advertising and other considerations.

w.

Accounting for Stock-Based Compensation – The Company accounts for stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS123(R)”). Under FAS123(R), share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adopting FAS 123(R) using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the fiscal years ended February 28, 2009 or March 1, 2008 and all options previously issued were fully vested in prior years. Accordingly, there was no effect of adopting FAS 123(R). FAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. As of February 28, 2009, there was no unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

x.

New Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. This statement became effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively. This statement did not have a material effect on the Company’s financial statements for fiscal 2008.

In February 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and details the disclosures that are required for items measured at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB provided a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities recognized or disclosed in the financial statements on a non-recurring basis. Our financial assets and liabilities are measured using inputs from the three defined levels of hierarchy: Level 1 inputs which are unadjusted quoted prices in active markets for identical assets or liabilities; Level 2 inputs which include quoted prices for similar assets or liabilities in markets that are inactive, inputs that are observable such as interest rates or yield curves or Level 3 inputs which are unobservable inputs reflective of assumptions that market participants would use in pricing assets or liabilities. The adoption of SFAS 157 in 2008 did not have a material impact on our results of operations or our financial position. For fiscal 2009, the Company believes that SFAS 157 will not have a material impact.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. A more complete discussion of FIN 48 may be found in Note 3, “Income Taxes”, of these notes to financial statements.

F – 8

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	February 28, 2009	March 1, 2008

	(in thousands)
Land	$42,125	$42,125
Buildings and building improvements	112,011	112,859
Leasehold and leasehold improvements	28,531	29,066
Machinery and equipment	23,212	22,858
Furniture and fixtures	19,721	22,680
Construction in progress	1,933	1,901
Computer software	14,521	13,507

	242,054	244,996
Less: accumulated depreciation and amortization	146,098	146,181

	$95,956	$98,815

In addition to the above, the Company has three properties, in Ohio, Pennsylvania and New York that are held for sale. In conjunction with the above, the Company recorded impairment charges in fiscal 2008 of $530,000 and $745,000 in fiscal 2007.

The Company purchased from Sy Syms (its Chairman) a property in Westchester, New York and Addison, Illinois for approximately $18,521,500 in fiscal 2006. Since Mr. Syms is a major shareholder of the Company, the property was recorded by the Company at its historical cost basis. The amount paid for the property in excess of this cost basis was recorded, net of deferred taxes of $5.9 million, as a charge to retained earnings.

NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Fiscal Year Ended

	February 28, 2009	March 1, 2008	March 3, 2007

	(in thousands)
Current:
Federal	$(437)	$3,154	$3,906
State	197	(328)	372

	(240)	2,826	4,278

Deferred:
Federal	$(55)	$(1,790)	$1,731
State	(313)	1,293	394

	(368)	(497)	2,125

(Recovery)/provision for income taxes	$(608)	$2,329	$6,403

F – 9

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the (recovery)/provision for income taxes:

	Fiscal Year Ended

	February 28, 2009	March 1, 2008	March 3, 2007

	(in thousands)
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State taxes[1]	3.8	20.0	7.3
Non-deductible insurance premiums	(18.6)	23.2	4.2
Change of valuation allowance	—	—	(6.3)
Effect on deferred taxes for change in state tax rate	—	(6.7)	—
Other	(5.1)	2.8	(0.1)

Effective income tax rate	15.1%	74.3%	40.1%

1 Includes adjustment in fiscal 2007 of prior year accrual and true-up of state net operating losses.

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended

	February 28, 2009	March 1, 2008

	(in thousands)
Deferred tax assets:
Capitalization of inventory costs	$979	$1,234
Pension cost	16	91
Reserves not currently deductible for tax purposes	2,450	1,944
Net operating loss carryforwards	390	336
Depreciation	12,877	12,185
Step rent	78	319
Other	—	37
SFAS 158 adjustment	1,464	—

Total deferred tax assets	$18,254	$16,146

Deferred tax liabilities:
Other	—	16
Total deferred tax liabilities	—	16

Net deferred tax assets	$18,254	$16,130

Current deferred tax assets	$3,045	$3,248
Long term deferred tax assets	15,209	12,882

Total deferred tax assets	$18,254	$16,130

At February 28, 2009, the Company had state net operating loss carry forwards of $5,469,000. These net operating losses expire in years through 2024.

Based on management’s assessment it is more likely than not that deferred tax assets will be realized by future taxable income or tax planning strategies.

Effective March 4, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the

F – 10

financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies income tax-related interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. As a result of the adoption of FIN 48, the Company recorded as a cumulative effect adjustment, $250,000 in interest in its balance sheet as of March 4, 2007. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the benefit previously taken or expected to be taken in the Company’s federal, state and local income tax returns.

Examinations by federal tax authorities have been completed through fiscal 2000. State examinations occur at various dates covering various periods one of the larger of which, the State of New Jersey, has concluded its examination through fiscal 2005. The Company’s uncertain tax positions aggregated approximately $260,000 as of February 28, 2009 and March 1, 2008.

NOTE 4 - BANK CREDIT FACILITIES

The Company has a revolving credit agreement with a bank for a line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company is in compliance with all covenants except for that related to working capital for which it has received a waiver. During fiscal 2008, the Company satisfied its operating and capital expenditure requirements, including those for the operations of stores, from internally generated funds. For fiscal 2008 and 2007 there were no borrowings under the revolving credit agreement. At February 28, 2009 and March 1, 2008, the Company had $741,000 and $869,000, respectively, in outstanding letters of credit under the Revolving Credit Agreement. The outstanding letters of credit for fiscal 2008 and 2007 are part of the unsecured line of credit.

Total interest charges incurred for fiscal 2008, fiscal 2007 and fiscal 2006 were $171,000, $171,000, and $219,000, respectively. There was no capitalized interest for fiscal 2008, 2007 or 2006.

NOTE 5 - FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash, cash surrender value of officer’s life insurance policies, accounts receivable, accounts payable, long-term debt and letters of credit. The carrying value of the aforementioned financial instruments approximates their fair values at February 28, 2009 and March 1, 2008 due to the short term maturities thereof, and in the case of letters of credit, their underlying purpose and market rates.

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

The investment strategy objectives of the plan are continued growth and income. All plan assets are managed by outside investment managers. Asset allocations are reviewed on a regular basis by the investment management company. Equities are primarily S&P 500 securities which make up approximately 51% of plan assets. Fixed income securities make up the remaining approximate 49% and consist primarily of securities in the Barclay’s Capital Aggregate (formerly the Lehman Aggregate) and Merrill Lynch 1-3 year Government Corporate indexes. The measurement date used for fiscal 2008 is February 28, 2009. For fiscal 2007 and prior, the measurement date used was December 31 immediately prior to each fiscal year end.

F – 11

Presented below is financial information relating to this plan for the fiscal years indicated:

	February 28, 2009	March 1, 2008

	(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation – beginning of period	$9,736	$9,738
Interest cost	682	551
Actuarial loss/(gain)	153	(24)
Gross benefits paid	(537)	(529)

Net benefit obligation – end of period	$10,034	$9,736

CHANGE IN PLAN ASSETS:
Fair value of plan assets – beginning of period	$9,723	$9,496
Gross benefits paid	(537)	(529)
Actual (loss)/return on plan assets	(2,848)	756

Fair value of plan assets – end of period	$6,338	$9,723

Funded status at year end	$(3,696)	$(13)

Pension expense (benefit) includes the following components:

	February 28, 2009	March 1, 2008	March 3, 2007

	(in thousands)
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost	$—	$—	$659
Interest cost	682	544	633
Return on assets	2,848	(756)	(1,045)
Amortization of (gain) loss	(3,577)	24	410

Net periodic (benefit) cost	$(47)	$(188)	$(657)

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate	6.3%	5.8%	5.8%
Rate of compensation increase	—	4.5%	4.5%

The expected long-term rate of return on plan assets was 8.0% for all years.

As of February 28, 2009 the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

2009	$563
2010	582
2011	587
2012	580
2013	604
2014-2018	$3,441

The asset allocation for the Company’s pension plan at the end of fiscal 2008 and 2007 and the target allocation for fiscal 2009, by asset category, are as follows:

Asset Category	Range of Target Asset Allocation	% of Plan Assets 2008	% of Plan Assets 2007

Equity Securities	45% to 55%	51%	54%
Fixed Income Securities	45% to 55%	49%	46%

Total		100%	100%

F - 12

The Company adopted SFAS 158 for fiscal 2006. Under the provisions of SFAS 158, the Company is required to recognize in its consolidated balance sheet the funded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the Pension Plan, this is equal to the accumulated benefit obligation.

In addition, SFAS 158 requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Gains or losses represent changes in the amount of either the projected benefit obligations or plan assets resulting from changes in assumptions, actuarial gains/losses and actual investment returns. SFAS 158 did not change the recognition of pension income or expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since its adoption of the Accelerated Method, the adoption of SFAS 158 did not have a material effect on the Company’s reported pension liability or pension expense in any period presented. Effective with fiscal 2008, the measurement date for the plan coincides with the fiscal year end date.

b.

Profit-Sharing and 401(k) Plan- The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company made contributions to this plan of $450,000 in fiscal 2007 and $225,000 in fiscal 2006. No contributions were made in fiscal 2008.

NOTE 7 - COMMITMENTS

a.

Leases - The Company has various operating leases for its retail stores, with terms expiring between 2009 and 2031. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts. Future minimum lease payments under operating leases as of February 28, 2009 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal 2009	$6,092
Fiscal 2010	5,001
Fiscal 2011	3,469
Fiscal 2012	1,671
Fiscal 2013	1,617
Thereafter	13,582

Total	$31,432

          Rent expense for operating leases (in thousands) is as follows:

	Fiscal Year Ended

	February 28, 2009	March 1, 2008	March 3, 2007

Minimum rentals due	$6,581	$6,683	$7,445
Escalation rentals accrued	(338)	(369)	(228)
Sublease rentals	(250)	(250)	(250)

Total	$5,993	$6,064	$6,967

b.

Employment Agreement - The Company terminated its employment contract with one executive in January, 2007. This termination triggered a one-time payment of one and one half year’s salary within 90 days of the termination date, which totaled $675,000 and was accrued at March 3, 2007 and subsequently paid.

c.

Legal Proceedings - The Company is a party to routine litigation incident to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

In December 2007, the Company announced its decision to voluntarily delist its common stock from trading on the New York Stock Exchange (“NYSE”) and, given that there were fewer than 300 holders of record of its common shares, simultaneously deregister its common stock under federal securities laws. The Company’s decision to deregister with the Securities and Exchange Commission (“SEC”) and delist from NYSE was principally motivated by

F – 13

the desire to minimize the financial and administrative burdens associated with being an SEC reporting company and further minimize or eliminate the compliance obligations incident to the Sarbanes-Oxley Act of 2002. In January 2008 certain institutional investors commenced a campaign to cause certain shareholders to register shares individually and simultaneously brought two actions seeking injunctive relief from the aforementioned deregistration and delisting, counsel fees and unspecified damages. Although the Company believes that its actions were appropriate, the Company determined that the costs and expenses associated with protracted litigation could not be justified and, in February 2008, reregistered its common stock and listed its shares for trading on NASDAQ. The costs associated with this litigation were substantially covered by insurance. All litigation associated with these matters has either been dismissed in the Company’s favor or settled within the limits of the Company’s insurance policies, less a nominal deductible.

NOTE 8 - PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, in one or more series of preferred stock. The Board of Directors is authorized to establish the number of shares to be included in each such series, and to fix the designation, relative rights, preferences, qualifications and limitations of the shares of each such series. No such shares have been issued or are outstanding.

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

The 2005 Plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of such options for holders of more than 10% of the voting stock of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of non-qualified options and stock appreciation rights must not be less than fair market value on the date such benefits are granted.

The maximum exercise period for any option or stock appreciation right under the 2005 Plan is ten years from the date the option is granted (five years for any incentive stock options issued to a person who holds more than 10% of the voting stock of the Company).

The 2005 Plan permits the Company to issue restricted shares, restricted share units, performance units, cash-based awards and other share-based awards with such terms and conditions (including applicable vesting conditions) as the Company shall determine, subject to certain terms and conditions set forth in the 2005 Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to

F – 14

estimate expected dividend yield, expected life and forfeiture rates. The aggregate intrinsic value of the outstanding and exercisable options during fiscal 2008 and fiscal 2007 was approximately $932,000 and $745,000, respectively. The aggregate intrinsic values of options exercised during fiscal 2008 and fiscal 2007 were approximately $706,000 and $7,000.

The following table summarizes stock option activity for each of the past three fiscal years:

	Fiscal Year Ended

	(in thousands except per share amounts)
	February 28, 2009		March 1, 2008		March 3, 2007

	Fiscal 2005 Shares	Weighted Average Exercise Price	Fiscal 2005 Shares	Weighted Average Exercise Price	Fiscal 2005 Shares	Weighted Average Exercise Price

FIXED OPTIONS
Outstanding – beginning of year	329	$11.19	330	$11.17	739	$8.08
Exercised	(218)	(9.81)	(0.8)	13.74	(408)	5.21
Cancelled	—	—	(0.5)	—	(1)	5.21

Outstanding – end of year	111	$13.81	329	$11.19	330	$11.17

Options exercisable at year end	111	$13.81	329	$11.19	330	$11.17

Note: During October, 2008, stock options for 215,837 shares were exercised and 52,544 shares were simultaneously purchased by the Company and retired to treasury shares.

NOTE 10 - NET (LOSS) INCOME PER SHARE

In accordance with SFAS 128, basic net (loss) income per share has been computed based upon the weighted average common shares outstanding. Diluted net (loss) income per share gives effect to outstanding stock options, if they are dilutive.

Net (loss) income per share has been computed as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

	(in thousands except per share amounts)

Basic and diluted net (loss) income per share:

Net (loss) income	$(3,423)	$807	$9,548
Average shares outstanding - basic	14,589	14,659	14,574

Net (loss) income per share – basic	$(0.23)	$0.06	$0.66

Average shares outstanding – diluted	14,589 *	14,760	14,703

Net (loss) income per share – diluted	$(0.23)	$0.05	$0.65

*All outstanding options were anti-dilutive for fiscal 2008

NOTE 11 - RELATED PARTY TRANSACTIONS

Included in the Statements of Operations are the expenses relating to a real estate lease with Sy Syms, Chairman of the Board of the Company, for the Elmsford, New York store. During Fiscal 2006, the Company paid $640,198 to Mr. Syms in fixed rent.

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

F – 15

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

NOTE 12 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
YEAR ENDED FEBRUARY 28, 2009
Net sales	$64,588	$59,030	$64,330	$54,052
Gross profit (1)	28,178	23,140	26,632	22,575
Net income (loss) (2) (3) (4)	$626	$(1,271)	$(891)	$(1,887)
Net income (loss) per share – basic	$0.04	$(0.09)	$(0.06)	$(0.12)
Net income (loss) per share – diluted	$0.04	$(0.09)	$(0.06)	$(0.12)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
YEAR ENDED MARCH 1, 2008
Net sales	$67,147	$61,384	$70,024	$68,594
Gross profit (1)	28,290	22,530	29,548	29,613
Net income (loss) (2)	$674	$(1,422)	$1,298	$257
Net income (loss) per share – basic	$0.05	$(0.10)	$0.09	$0.02
Net income (loss) per share – diluted	$0.05	$(0.10)	$0.09	$0.01

(1)	Includes reversal of $2,741 and $2,406 in the fourth quarter of Fiscal 2008 and Fiscal 2007 respectively, of reserves established for estimated shrinkage during each fiscal year.

(2)	Includes impairment charges of $530 and $745 in the fourth quarter of Fiscal 2008 and Fiscal 2007 respectively relating to certain leased properties or properties held for sale.

(3)	Includes adjustment for $209,000 in the fourth quarter of Fiscal 2008 reflecting accelerated depreciation for the anticipated closing of one store and the related tax effect of $109,000.

(4)	Includes a $290,000 adjustment to the income tax payable account related to prior year taxes.

F – 16