Form 10-Q
period 2009-05-30
SYMS CORP
filed 2009-07-15
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 30, 2009

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

Yes ☐       No ☑

     At June 30, 2009, the latest practicable date, there were 14,589,562 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

		INDEX
			PAGE NO.
PART I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets as of May 30, 2009, February 28, 2009
	and May 31, 2008		1

	Condensed Statements of Operations for the 13 Weeks Ended
	May 30, 2009 and May 31, 2008		2

	Condensed Statements of Cash Flows for the 13 Weeks Ended
	May 30, 2009 and May 31, 2008		3

	Notes to Condensed Financial Statements		4-8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		9-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		12

Item 4.	Controls and Procedures		12

PART II.	Other Information		13

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

SIGNATURES			14

SYMS CORP

Condensed Balance Sheets
(In thousands)

	May 30,	February 28,	May 31,
	2009	2009	2008
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,686	$1,822	$4,906
Receivables	1,479	1,589	2,689
Merchandise inventories	49,248	52,480	72,175
Deferred income taxes	3,045	3,045	3,248
Assets held for sale	7,202	7,202	5,576
Prepaid expenses and other current assets	4,370	5,317	3,647
TOTAL CURRENT ASSETS	86,030	71,455	92,241
PROPERTY AND EQUIPMENT - Net	95,969	95,956	97,641
DEFERRED INCOME TAXES	15,018	15,209	12,882
BUILDING AND AIR RIGHTS	9,134	9,134	11,134
OTHER ASSETS	7,515	23,369	21,699
TOTAL ASSETS	$213,666	$215,123	$235,597
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,934	$14,936	$31,367
Accrued expenses	7,013	9,012	5,035
Accrued payroll	735	-	892
Obligations to customers	4,218	4,292	4,452
TOTAL CURRENT LIABILITIES	28,900	28,240	41,746

OTHER LONG TERM LIABILITIES	758	840	1,090

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000
shares; none outstanding.		-	-
Common stock, par value $0.05 per share. Authorized 30,000
shares; 14,590 shares outstanding (net of 4,298 in treasury shares)
on May 30, 2009 and February 28, 2009 and 14,588 shares outstanding
(net of 4,082 treasury shares) on May 31, 2008	800	800	789
Additional paid-in capital	21,560	21,560	19,273
Treasury stock	(45,903)	(45,903)	(43,086)
Accumulated other comprehensive (loss) income	(2,127)	(2,127)	23
Retained earnings	209,678	211,713	215,762
TOTAL SHAREHOLDERS' EQUITY	184,008	186,043	192,761
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$213,666	$215,123	$235,597

NOTE: The balance sheet at February 28, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Financial Statements

SYMS CORP

Condensed Statements of Operations
(In thousands, except per share amounts)

	13 Weeks Ended
	May 30,	May 31,
	2009	2008
	(Unaudited)

Net sales	$50,256	$64,588
Cost of goods sold	29,195	36,410
Gross profit	21,061	28,178

Expenses:
Selling, general and administrative	16,812	18,566
Advertising	776	1,463
Occupancy	3,432	4,212
Depreciation and amortization	1,932	1,912
Total Operating Expenses	22,952	26,153
(Loss)Income from operations	(1,891)	2,025
Interest (income) expense, net	227	(42)
(Loss)Income before income taxes	(2,118)	2,067
(Recovery) Provision for income taxes	(83)	1,441
Net (loss) income	$(2,035)	$626
Net (loss) income per share - basic	$(0.14)	$0.04
Weighted average shares outstanding - basic	14,590	14,588
Net (loss) income per share - diluted	$(0.14)	$0.04
Weighted average shares outstanding - diluted	14,590	14,653

See Notes to Condensed Financial Statements

SYMS CORP

Condensed Statements of Cash Flows
(In thousands)
	13 Weeks Ended
	May 30,	May 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)income	$(2,035)	$626
Adjustments to reconcile net(loss) income to net cash provided by operating activities:
Depreciation and amortization	1,932	1,912
Deferred income taxes	191	-
(Increase) decrease in operating assets:
Receivables	110	(244)
Merchandising inventories	3,232	(6,089)
Prepaid expenses and other current assets	947	500
Other assets	(161)	(281)
Increase (decrease) in operating liabilities:
Accounts payable	1,998	5,757
Accrued expenses	(861)	(1,767)
Income taxes	(476)	1,441
Other long term liabilities	(82)	(88)
Net cash provided by operating activities	4,795	1,767
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of buildings and air rights	-	(8,034)
Expenditures for property and equipment	(1,931)	(731)
Net cash (used in) investing activities	(1,931)	(8,765)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value of officers life insurance advance	16,000	-
Net cash from financing activites	16,000	-

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	18,864	(6,998)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,822	11,904
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,686	$4,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$151	$37
Income taxes paid	$204	$1

See Notes to Condensed Financial Statements

SYMS CORP

Notes to Condensed Financial Statements 13 Weeks Ended May 30, 2009 and May 31, 2008

(Unaudited)
.
Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 32 “off-price” retail clothing stores located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulation, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended May 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 27, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2009. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. Occupancy expenses for the three month period ended May 30, 2009 and May 31, 2008 have been reduced by net rental income of $606,000 and $503,000, respectively from real estate holdings incidental to the Company’s retail operations.

The preparation of these condensed financial statements in conformity with generally accepted accounting principles in the United States, of necessity requires management to make estimates and assumptions that may affect the reported amounts and related disclosures. Actual amounts could differ from such estimates.

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ended February 28, 2009 (“fiscal 2008”) was comprised of 52 weeks. The fiscal year ending February 27, 2010 (“fiscal 2009”) will also be comprised of 52 weeks.

Note 3 - Other assets

The cash surrender value of officers’ life insurance policies is classified on the balance sheet as a non-current asset. The Company adjusts the carrying value of these contracts to the cash value (which is considered fair value) at the end of each accounting period. Such periodic adjustment is included in selling, general and administrative expenses. In March 2009, as a result of the uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16 million as an advance to ensure realizability of a significant portion of the cash surrender value of Officers’ life insurance. Such advance bears interest at 6.5 % and has been presented as a reduction of the cash surrender value asset based on the Company’s ability to offset such advance against the value of the contract upon settlement. In June 2009, in connection with the acquisition more fully discussed in Note 12 below, the Company initially collateralized a portion of the Company’s $40 million secured credit facility (Note 6) with $16 million in cash.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

SYMS CORP

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

Note 6 - Bank Credit Facilities

As of May 30, 2009 the Company had a revolving credit agreement with a bank for an unsecured line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contained financial covenants, with respect to tangible net worth, as defined, working capital and maximum capital expenditures, dividends, as well as other financial ratios. The Company was not in compliance with all covenants as of May 30, 2009, however, the Company established a new credit facility summarized below with which the Company is fully compliant. As of May 30, 2009, February 28, 2009 and May 31, 2008, there were no borrowings under the current or predecessor revolving credit agreements. At May 30, 2009, February 28, 2009 and May 31, 2008, the Company had $0, $741,000 and $786,000, respectively, in outstanding letters of credit under the revolving credit agreements. The outstanding letters of credit as of May 30, 2009 and February 28, 2009 and May 31, 2008 were part of the unsecured $40,000,000 line of credit.

As of June 5, 2009 the Company replaced the above-mentioned revolving credit agreement with a $40 million asset-based revolving credit facility provided by the same lender and secured by substantially all assets of the Company. Borrowings under this facility are limited by a formula which considers values of inventory and accounts receivable. Interest rates under this facility vary with the prime rate or LIBOR and the facility includes certain covenants which include minimum net worth, minimum fixed charges and restrictions on capital expenditures. This facility expires on December 4, 2010. In connection with the acquisition more fully discussed in Note 12 below, the Company initially collateralized $16 million of this facility with cash. After closing the acquisition, the Company’s indebtedness under the facility was approximately $23.4 million. The Company is in the process of exploring expanded or alternate loan facilities.

Note 7 - Net (Loss) Income Per Share

Basic net (loss) income per share has been computed based upon the weighted average of the common shares outstanding. Diluted net (loss) income per share gives effect to the potential dilution that would have occurred if options were exercised. There were 111,000 options for the 13 weeks ending May 30, 2009 that were anti dilutive. The following table sets forth basic and diluted average shares and the related net (loss) income per share:

	13 Weeks Ended
	May 30,	May 31,
	2009	2008
	(in thousands except for
	per share data)
Basic net(loss)income per share:

Net(loss)income	$(2,035)	$626
Average shares outstanding	14,590	14,588
Basic net(loss) income per share	$(0.14)	$0.04

Diluted net(loss) income per share:

Net (loss)income	$(2,035)	$626
Average shares outstanding	14,590	14,588
Stock options	-	65
Total average equivalent shares	14,590	14,653

Diluted net(loss) income per share	$(0.14)	$0.04

SYMS CORP

Note 8 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS, 141 (revised 2007), Business Combinations (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 141R will affect the accounting for future acquisitions including the acquisition described in Note 12.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the three months ended May 30, 2009, and all options previously issued are fully vested.

SYMS CORP

     Stock option activity during the three months ended May 30, 2009 is as follows:

     (In thousands, except per share amounts)

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	Of options	Price	Term (years)	Value
Outstanding at March 1, 2009	111	$13.81	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at May 30, 2009	111	$13.81	5.45	(778)
Options exercisable at May 30, 2009	111	$13.81	5.45	(778)

As of May 30, 2009, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

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

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount due, including accrued interest and penalties was $250,000, before federal and state tax effect. For the quarter ended May 30, 2009, we recorded approximately $4,000 in interest before federal and state tax effect.

For the 13-week period ended May 30, 2009, the effective income tax rate was 4.0% compared to 69.7% for the period ended May 31, 2008. The difference between the effective income tax rate and the federal statutory rate and the reason for the decrease in effective income tax is due to permanent differences in deductibility of expenses for book and tax purposes. In addition, in 2009, the Company recorded certain expense adjustments related to prior years.

Note 11 – FAIR VALUE MEASUREMENTS

Effective March 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("FAS 157"), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent re-measurement during the first quarter of 2009.

In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

SYMS CORP

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Assets measured at fair value on a recurring basis include the following as of May 30, 2009:

	Fair Value Measurement at
	May 30, 2009 Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	May 30,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Cash and cash equivalents	$20,686	$-	$-	$20,686

Cash surrender value
– Officers’ Life Insurance	$-	$6,144	$-	$6,144

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company's pension plans. As the Company elected to adopt the measurement date provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of March 4, 2007, the Company was required to determine the fair value of the Company's pension plan assets as of February 28, 2009. The fair value of pension plan assets was $6.3 million at February 28, 2009. These assets are valued in active liquid markets.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be level 3 inputs.

Note 12 – Subsequent Event

On June 18, 2009 the Company, through a wholly-owned subsidiary, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States Bankruptcy Court for the District of Delaware in accordance with Sections 105, 363 and 365 of the United States Bankruptcy Code. The purchase price paid at closing was approximately $64.4 million in cash, of which $39.4 million was paid for by the Company. Approximately $25.0 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $ 23.4 million in borrowings under the Company’s asset-based revolving credit facility (Note 6), and the remainder from cash on hand.

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

The Company believes application of accounting policies and the estimates inherently required by the policies are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates.

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

Results of Operations

13 Weeks Ended May 30, 2009 Compared to 13 Weeks Ended May 31, 2008

Net sales for the 13 weeks ended May 30, 2009 were $50,256,000, a decrease of $14,332,000 (22.2%) as compared to net sales of $64,588,000 for the 13 weeks ended May 31, 2008. On a comparable store basis, sales decreased 20.5% for the 13 weeks ended May 30, 2009 as compared to the 13 weeks ended May 31, 2008. In our comparable store computation, we only include stores that have been open for a period of at least 12 months and stores that were open during both fiscal years. We did not have any expansion in square footage in the 13 weeks ended May 30, 2009 or May 31, 2008.

Gross profit for the 13 weeks ended May 30, 2009 was $21,061,000 (41.9% as a percentage of net sales), a decrease of $7,117,000 as compared to gross profit of $28,178,000 (43.6% as a percentage of net sales) for the fiscal period ended May 31, 2008. The decrease in gross profit dollars is primarily attributable to lower sales, while the decrease in gross margins as a percentage of sales was due to increased markdowns in this period compared to the same period a year ago. The Company’s gross profit may not be comparable to those of other entities, since other entities may include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in other line items, such as selling, general and administrative expenses and occupancy costs.

Selling, general and administrative expense was $16,812,000 (33.4% as a percentage of net sales) for the 13 weeks ended May 30, 2009 as compared to $18,566,000 (28.7% as a percentage of net sales) for the 13 weeks ended May 31, 2008. This decrease is attributable to lower payroll and payroll related items partially offset by higher legal expenses, incurred as a result of our impending acquisition.

Advertising expense for the 13 weeks ended May 30, 2009 was $776,000 (1.5% as a percentage of net sales) as compared to $1,463,000 (2.3% as a percentage of net sales) for the 13 weeks ended May 31, 2008. The decline in advertising expense was due to reduced spending for television advertising.

Occupancy costs were $3,432,000 (6.8% as a percentage of net sales) for the 13-week period ended May 30, 2009 as compared to $4,212,000 (6.5% as a percentage of net sales) for the 13 weeks ended May 31, 2008. Included as an offset to net occupancy cost is rental income from third parties. For the three months ended May 30, 2009 and May 31, 2008 rental income was $606,000 and $503,000 respectively.

Depreciation and amortization amounted to $1,932,000 (3.8% as a percentage of net sales) for the 13 weeks ended May 30, 2009 as compared to $1,912,000 (3.0% as a percentage of net sales) for the 13 weeks ended May 31, 2008.

SYMS CORP

Interest expense for the 13 weeks ended May 30, 2009 was $227,000 as compared with interest income of $42,000 for the 13 weeks ended May 31, 2008. This is the result of interest incurred for the officers’ life insurance advance combined with lower interest income from overnight cash investments.

Net loss before tax for the 13 weeks ended May 30, 2009 was $2,118,000 as compared to net income of $2,067,000 for the 13 weeks ended May 31, 2008.

For the 13-week period ended May 30, 2009, the effective income tax rate was 4.0% compared to 69.7% for the period ended May 31, 2008. The difference between the effective income tax rate and the federal statutory rate and the reason for the decrease in effective income tax is due to permanent differences in deductibility of expenses for book and tax purposes. In addition, in 2009, the Company recorded certain expense adjustments related to prior years.

Liquidity and Capital Resources

Working capital as of May 30, 2009 was $57,130,000, an increase of $6,635,000, as compared to $50,495,000 as of May 31, 2008. The ratio of current assets to current liabilities as of May 30, 2009 was 2.98 to 1 as compared to 2.21 to 1 as of May 31, 2008.

Net cash provided by operating activities was $4,795,000 for the 13 weeks ended May 30, 2009, an increase of $3,028,000 as compared to cash provided by operations of $1,767,000 for the 13 weeks ended May 31, 2008. Net cash used in investment activities was $1,931,000 for the 13 weeks ended May 30, 2009, as compared to net cash used in investing activities of $8,765,000 for the 13 weeks ended May 31, 2008. Net cash from financing activities for the 13 weeks ended May 30, 2009 was $16,000,000 related to an advance on the cash surrender value of officers life insurance. Expenditures for property and equipment totaled $1,931,000 and $731,000 for the 13 weeks ended May 30, 2009 and May 31, 2008, respectively.

In March 2009, as a result of the uncertainties surrounding the financial viability of the life insurance company underwriting two of the Company’s policies, the Company withdrew $16 million of cash values to ensure realizability of a significant portion of the cash surrender value of officer’s life insurance. Such advance bears interest at 6.5% and has been presented as a reduction of the cash surrender value asset in the accompanying financial statements.

The Company has planned recurring capital expenditures of approximately $6,000,000 for the fiscal year ending February 27, 2010. Through the 13 week period ended May 30, 2009, the Company incurred $1,931,000 of recurring capital expenditures.

As of May 30, 2009 the Company had a revolving credit agreement with a bank for an unsecured line of credit not to exceed $40,000,000 through May 1, 2011. The agreement contained financial covenants, with respect to consolidated tangible net worth, as defined, working capital and maximum capital expenditures, dividends (defined to include cash repurchases of capital stock), as well as other financial ratios. The Company was not in compliance with all covenants as of May 30, 2009, however, the Company established a new credit facility, as described below, with which the Company is fully compliant. As of May 30, 2009, February 28, 2009 and May 31, 2008, there were no borrowings under current or predecessor revolving credit agreements. At May 30, 2009, February 28, 2009 and May 31, 2008, the Company had approximately $0, $741,000 and $786,000, respectively, in outstanding letters of credit under the revolving credit agreement. The outstanding letters of credit as of May 30, 2009, February 28, 2009 and May 31, 2008 are part of the unsecured $40,000,000 line of credit.

As of June 5, 2009 the Company replaced the above-mentioned revolving credit agreement with a $40 million asset-based revolving credit facility with the same lender, secured by substantially all assets of the Company. Borrowings under this facility are limited by a formula which considers values of inventory and accounts receivable. Interest rates under this facility vary with the prime rate or LIBOR and the facility includes certain covenants which include minimum net worth, minimum fixed charge and restrictions on capital expenditures. This facility expires on December 4, 2010. In connection with the acquisition more fully discussed below, the Company initially collateralized $16 million of this facility with cash. The Company is also in the process of exploring expanded or alternate loan facilities.

SYMS CORP

On June 18, 2009 the Company, through a wholly-owned subsidiary, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States Bankruptcy Court for the District of Delaware in accordance with Sections 105, 363 and 365 of the United States Bankruptcy Code. The purchase price paid at closing was approximately $64.4 million in cash, of which $39.4 million was paid for by the Company. Approximately $25.0 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $23.4 million in borrowings under the Company’s asset-based revolving credit facility and the remainder from cash on hand.

Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit agreement will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 27, 2010.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

Recent Accounting Pronouncements

See Note 8 of Notes to Condensed Financial Statements for a description of Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operations and Financial Condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended May 30, 2009. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 30, 2009 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

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

SYMS CORP

Date: July 15, 2009	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date: July 15, 2009	By	/s/ Philip A. Piscopo
PHILIP A. PISCOPO
VICE PRESIDENT, CHIEF FINANCIAL
OFFICER
(Principal Financial and Accounting Officer)