Form 10-Q
period 2009-08-29
SYMS CORP
filed 2009-10-08
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 29, 2009

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

Yes ☑          No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐     Not applicable to the registrant

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

Yes ☐         No ☑

     At September 30, 2009 the latest practicable date, there were 14,589,562 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

INDEX

		PAGE NO.

PART I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Condensed Balance Sheets as of August 29, 2009, February 28, 2009, and August 30, 2008	1

	Consolidated Condensed Statements of Operations for the Three Months and Six Months Ended August 29, 2009 and August 30, 2008	2

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended August 29, 2009 and August 30, 2008	3

	Notes to Consolidated Condensed Financial Statements	4 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	Other Information	15

	Item 1. Legal Proceedings
	Item 1a. Risk Factors
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 6. Exhibits

SIGNATURES		16-19

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SYMS CORP

Consolidated Condensed Balance Sheets
(In thousands except per share amounts)

	August 29, 2009	February 28, 2009	August 30, 2008
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,059	$1,822	$6,053
Receivables	3,868	1,589	2,048
Merchandise inventories - net	96,126	52,480	69,168
Deferred income taxes	3,045	3,045	3,248
Assets held for sale	10,024	7,202	5,201
Prepaid expenses and other current assets	8,319	5,317	4,055
TOTAL CURRENT ASSETS	129,441	71,455	89,773
PROPERTY AND EQUIPMENT - Net	122,898	95,956	97,380
DEFERRED INCOME TAXES	11,719	15,209	12,882
BUILDING AND AIR RIGHTS	9,134	9,134	11,134
OTHER ASSETS	11,081	23,369	22,172
TOTAL ASSETS	$284,273	$215,123	$233,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,781	$14,936	$31,792
Accrued expenses	9,601	9,012	4,638
Obligations to customers	5,274	4,292	4,443
TOTAL CURRENT LIABILITIES	82,656	28,240	40,873

OTHER LONG TERM LIABILITIES	1,521	840	1,002

LONG TERM DEBT	23,977	-	-

SHAREHOLDERS’ EQUITY

Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,590 shares outstanding (net of 4,298 treasury shares) as of August 29, 2009 and February 28, 2009 and 14,588 shares outstanding (net of 4,082 treasury shares) as of August 30, 2008.	800	800	789
Additional paid-in capital	21,560	21,560	19,273
Treasury stock	(45,903)	(45,903)	(43,086)
Accumulated Other Comprehensive Income	(2,127)	(2,127)	23
Retained earnings	201,789	211,713	214,467
TOTAL SHAREHOLDERS’ EQUITY	176,119	186,043	191,466
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$284,273	$215,123	$233,341

NOTE: The balance sheet at February 28, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
	(Unaudited)		(Unaudited)

Net sales	$76,437	$59,030	$126,693	$123,618
Cost of goods sold	48,264	35,890	77,459	72,300
Gross profit	28,173	23,140	49,234	51,318

Expenses:
Selling, general and administrative	28,621	19,199	45,019	38,276
Advertising	1,129	1,181	1,905	2,644
Occupancy, net	12,623	4,123	16,055	7,832
Depreciation and amortization	3,035	1,951	4,967	3,863
Bargain purchase gain	(9,407)	-	(9,407)	-
Acquisition costs	4,148	-	4,568	-
Other income	(11)	(4)	(17)	(12)
(Gain)/loss on disposition of assets	262	(548)	262	(548)
Total expenses	40,400	25,902	63,352	52,055

Net loss from operations	(12,227)	(2,762)	(14,118)	(737)

Interest (expense) income	(648)	(4)	(875)	38

Net loss before income taxes	(12,875)	(2,766)	(14,993)	(699)

Income tax benefit	(4,986)	(1,471)	(5,069)	(30)

Net loss	$(7,889)	$(1,295)	$(9,924)	$(669)

Net loss per share - basic and diluted	$(0.54)	$(0.09)	$(0.68)	$(0.05)

Weighted average shares outstanding — basic and diluted	14,590	14,588	14,590	14,588

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	August 29, 2009	August 30, 2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,924)	$(669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,967	3,863
Bargain purchase gain	(9,407)	-
Deferred income taxes	(110)	-
(Gain) loss on disposition of assets	262	(548)
(Increase) decrease in operating assets:
Receivables	(2,279)	397
Merchandise inventories	(22,330)	(3,082)
Prepaid expenses and other current assets	(2,501)	92
Other assets	(692)	(727)
Increase (decrease) in operating liabilities:
Accounts payable	52,845	6,182
Accrued expenses	(124)	(1,625)
Obligations to customers	(214)	-
Other long term liabilities	23	(176)
Net cash provided by operating activities	10,516	3,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in building and air rights	-	(8,034)
Purchase of Filene’s Basement	(39,342)	-
Expenditures for property and equipment	(4,914)	(2,447)
Proceeds from sale of land and other assets	-	923
Net cash used in investing activities	(44,256)	(9,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value advance	16,000	-
Proceeds from credit borrowings	23,977	-
Net cash provided by financing activities	39,977	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,237	(5,851)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,822	11,904
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,059	$6,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$609	$74

Income taxes paid (net of refunds)	$(827)	$374

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 30 “off-price” retail clothing stores located in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children. On June 18, 2009 the Company, through a wholly-owned subsidiary, acquired certain real property leases, inventory, other property, equipment and other assets of Filene’s Basement (“Filene’s”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code (see Note 12). As a result, in addition to the 30 Syms stores, since June 19, 2009, the Company has also operated 23 Filene’s Basement stores that are similarly located in the Northeastern, Middle Atlantic, Midwest and Southeast regions. Filene’s Basement also offers a broad range of first quality brand name and designer clothing for men, women and children. The Company operates in a single operating segment – the operation of “off-price” retail stores.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulation, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 29, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 27, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2009. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Occupancy expenses for the three and six month periods ended August 29, 2009 and August 30, 2008 have been reduced by net rental income of $576,000, $575,000, $1,181,000 and $1,078,000, respectively, from real estate holdings incidental to the Company’s retail operations. In prior reports, the Company reduced general and administrative expense by net rental income.

The preparation of these consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States, of necessity requires management to make estimates and assumptions that may affect the reported amounts and related disclosures. Actual amounts could differ from such estimates.

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ended February 28, 2009 (“fiscal 2008”) was comprised of 52 weeks. The fiscal year ending February 27, 2010 (“fiscal 2009”) will also be comprised of 52 weeks.

In accordance with FASB Statement No. 165, Subsequent Events, the Company evaluated subsequent events through the date the accompanying Financial Statements were issued which was October 8, 2009.

As a result of our adoption of Statement 141(R) in fiscal 2009, certain acquisition related and other expenses are recorded as expenses in our statements of operations.

Fair Value of Financial Instruments – As of August 29, 2009 and February 28, 2009, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value. Refer to Note 11 for Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) disclosures.

SYMS CORP

Note 3 - Other assets

The cash surrender value of officers’ life insurance policies is classified on the balance sheet as a non-current asset. The Company adjusts the carrying value of these contracts to the cash value (which is considered fair value) at the end of each accounting period. Such periodic adjustment is included in selling, general and administrative expenses. In March 2009, as a result of the uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16 million as an advance to ensure realizability of a significant portion of the cash surrender value of Officers’ life insurance. Such advance bears interest at 6.5% and has been presented as a reduction of the cash surrender value asset based on the Company’s ability to offset such advance against the value of the contract upon settlement. In June 2009, in connection with the acquisition of Filene’s more fully discussed in Note 12 below, the Company collateralized a portion of the Company’s $40 million secured credit facility in existence at that time (Note 6) with this $16 million in cash.

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

Note 6 - Bank Credit Facilities

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula, currently LIBOR +3%. The Company is in compliance in all respects with the Bank of America facility at August 29, 2009. As of August 29, 2009, $24.0 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which when utilized, reduce availability under the facility. There were no outstanding letters of credit at August 29, 2009. At February 28, 2009 and August 30, 2008 the Company had outstanding letters of credit of $741,000 and $980,000, respectively.

Note 7 - Net Loss per Share

Basic net loss per share has been computed based upon the weighted average of the common shares outstanding. The following table sets forth basic and diluted average shares and the related net loss per share:

	Three Months Ended		Six Months Ended
	08/29/2009	08/30/2008	08/29/2009	08/30/2008
	(in thousands except per share amounts)
Basic and diluted net loss per share:

Net loss	$(7,889)	$(1,295)	$(9,924)	$(669)
Average shares outstanding – basic	14,590	14,588	14,590	14,588
Net loss per share – basic	$(0.54)	$(0.09)	$(0.68)	$(0.05)
Average shares outstanding – diluted	14,590	14,588	14,590	14,588
Stock options	-	-	-	-
Total average equivalent shares	14,590	14,588	14,590	14,588

Diluted net loss per share	$(0.54)	$(0.09)	$(0.68)	$(0.05)

SYMS CORP

In periods with losses, options are excluded from the computations of diluted net income per share because the effect would be anti-dilutive. Options to purchase 111,112 and 329,327 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding at August 29, 2009 and August 30, 2008, respectively and were anti-dilutive.

Note 8 – Recent Accounting Pronouncements

Measuring Liabilities at Fair Value: In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (Update 2009-05). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We will adopt Update 2009-05 in the third quarter of fiscal 2009 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Accounting Standards Codification: In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification in the third quarter of fiscal 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) to enhance disclosures regarding fair value measurements. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect our financial position, results of operations or cash flows. Refer to “Fair Value of Financial Instruments” included within Note 2 for disclosures regarding fair value measurements.

Note 9 – Share Based Compensation

The Company’s Amended and Restated Stock Option and Appreciation Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options or stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price, subject to applicable laws. The Company has reserved 1,500,000 shares of common stock for such issuance. The Company is no longer issuing options under its Amended and Restated Incentive Stock Option and Appreciation Plan.

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

SYMS CORP

of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure.

Consistent with FAS123(R) “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the six months ended August 29, 2009, and all options previously issued are fully vested.

Stock option activity during the six months ended August 29, 2009 is as follows:

	Number Of options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (years)	Aggregate Intrinsic Value
Outstanding at March 1, 2009	111,000	$13.81	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at August 29, 2009	111,000	$13.81	5.20	$ (697)
Options exercisable at August 29, 2009	111,000	$13.81	5.20	$ (697)

As of August 29, 2009, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

Note 10 – Income Taxes

Effective March 1, 2007, the Company adopted FIN 48, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, the Company recorded as a cumulative effect adjustment, a decrease to retained earnings at the beginning of fiscal 2007 of approximately $250,000 and increased accruals for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date and to date, this $250,000 represents our liability for uncertain tax positions.

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. For the three and six month periods ended August 29, 2009, the Company recorded approximately $3,420 and $6,840, respectively in interest before federal and state tax effect.

Note 11 – Fair Value Measurements

Effective March 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“FAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent re-measurement during the first and second quarters of fiscal 2009.

In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

SYMS CORP

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

Assets measured at fair value on a recurring basis include the following as of August 29, 2009:

	Fair Value Measurement at August 29, 2009 Using

	Quoted	Significant		Total

	Prices in	Other	Significant	Carrying

	Active	Observable	Unobservable	Value at

	Markets	Inputs	Inputs	August 29,

(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Cash and cash equivalents	$8,059	$-	$-	$8,059

Cash surrender value
– Officers’ Life Insurance	$-	$6,304	$-	$6,304

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. As the Company elected to adopt the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, the Company was required to determine the fair value of the Company’s pension plan assets as of February 28, 2009. The fair value of pension plan assets was $6.3 million at February 28, 2009. As of August 29, 2009, the fair value of pension plan assets was $7.3 million. These assets are valued in active liquid markets.

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

Note 12 – Acquisition of Filene’s Basement

On June 19, 2009 the Company, through its wholly-owned subsidiary, SYL, LLC, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States Bankruptcy Court for the District of Delaware in accordance with Sections 105, 363 and 365 of the United States Bankruptcy Code. Filene’s was acquired for a variety of reasons including the opportunity to capitalize on the strength of brand awareness, leverage the utilization of combined infrastructure and personnel, and to expand market share in the off-price retail clothing market. The purchase price paid at closing was approximately $64.4 million in cash, of which $39.3 million was paid for by the Company. Approximately $25.0 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $ 23.9 million in borrowings under the Company’s asset-based revolving credit facility (Note 6),

SYMS CORP

and the remainder from cash on hand. The acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of SFAS 141(R), Business Combinations.

The unaudited consolidated condensed financial statements presented herein include the results of operations for Filene’s from the period June 19, 2009 through August 29, 2009, inclusive.

The Company preliminarily determined that the fair values of assets acquired exceeded the purchase price by approximately $9.4 million which was recorded as a bargain purchase gain and is shown as a separate component of operating expenses in the consolidated financial statements for the three and six months ended August 29, 2009. These fair values are based on current information and are subject to changes which if made, for the amounts considered material, will retrospectively adjust the amounts recognized at the acquisition date. The following table (in thousands) presents the unaudited estimated fair values of the net assets acquired and the excess of such net assets over the purchase price at acquisition date:

Inventory	$21,316
Fixed assets and equipment	30,051
Intangible assets	2,090

Fair value	53,457
Purchase price	39,342

Excess of fair value over purchase price	14,115
Less: Deferred taxes	(3,863)
Obligations to customers	(1,197)
Other adjustments	352

Bargain purchase gain	$9,407

Intangible assets are comprised primarily of trademarks with a 10 year life while the customer list acquired amounting to $40,000 has a useful life of 5 years. In conjunction with the transaction, acquisition costs inclusive of investment banking, legal, professional and other costs aggregating $4.6 million were expensed in the periods incurred.

The following table summarizes, on a pro-forma basis, the combined results of operations of the Company and Filene’s as though the acquisition had occurred as of March 2, 2008. The pro-forma amounts give effect to adjustments to exclude Filene’s store locations not acquired and estimated changes in operating expenses reflective of such lesser locations and revenues, interest expense and income taxes. The pro-forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition occurred as of March 2, 2008 or of future consolidated operating results.

	Three months ended		Six months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008

Revenues	$80,991	$138,835	$189,966	$289,783

Net loss	$(14,864)	$2,847	$(23,233)	$9,582

Net loss per share of common stock:
Basic	$(1.01)	$.20	$(1.59)	$.66
Diluted	$(1.01)	$.20	$(1.59)	$.66

SYMS CORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s information or communication systems, possible work stoppages or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs, unanticipated difficulties which may arise with the integration of Filene’s Basement and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

The Company’s accounting policies are more fully described in Note 1 to the Financial Statements, located in the Annual Report on Form 10-K for fiscal 2009. The Company has identified certain critical accounting policies that are described below.

Merchandise Inventory – Inventory is stated at the lower of cost or market, FIFO retail method. Inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. The significant estimates used are for markdowns and shrinkage.

Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences and age of the merchandise, fashion trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly surrounding the balance sheet date, can have a significant effect on the results of operations.

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

Results of Operations

Three Months and Six Months Ended August 29, 2009 Compared to Three Months and Six Months Ended August 30, 2008

Net sales for the three months ended August 29, 2009 were $76,437,000, an increase of $17,407,000 (29.5%) as compared to net sales of $59,030,000 for the three months ended August 30, 2008. For the six months ended August 29, 2009, net sales were $126,693,000, an increase of $3,075,000 (2.5%) as compared to net sales of $123,618,000 for the six months ended August 30, 2008. Net sales for the three and six month periods ended August 29, 2009 included sales from Filene’s from June 19, 2009 (first date of operating ownership) of $32,585,000 and $32,585,000 respectively. Comparable store sales, which are for Syms stores only, decreased 22.8% for the three months and 22.0% for the six months ended August 29, 2009 as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. Syms closed a store in Virginia and opened a new store in close proximity to the previous location. This location is included in the comparable store comparisons. We did not have any expansion in square footage in the three months and six months ended August 29, 2009. The decrease in same store sales in the three and six months ended August 29, 2009 is attributable to declines in store traffic commensurate with the recessionary trend in the U.S. economy and, to a lesser extent, to the closing of one store earlier this fiscal year. The increase in sales for the three and six months ending August 29, 2009 is attributable to the purchase of Filene’s offset by generally decreased sales from declines in store traffic commensurate with the recessionary trend in the U.S. economy.

Gross profit for the three months ended August 29, 2009 was $28,173,000 (36.9% as a percentage of net sales) as compared to $23,140,000 (39.2% as a percentage of net sales) for the three months ended August 30, 2008. Gross profit for the six months ended August 29, 2009 was $49,234,000 (38.9% as a percentage of net sales) as compared to $51,318,000 (41.5% as a percentage of net sales) for the six months ended August 30, 2008. Gross profit for the three and six month periods ended August 29, 2009 included gross profit from Filene’s from June 19, 2009 (first date of operating ownership) of $11,990,000 and $11,990,000 respectively. The Company’s gross profit may not be comparable to those of other entities, since some retail entities may include all costs related to their distribution network in cost of goods sold while others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in operating expenses such as selling and administrative expenses and occupancy costs. The increase in gross profit dollars for the three months ended August 29, 2009 compared to a year ago is primarily due to the purchase of Filene’s. The decrease in gross profit for the six months ended August 29, 2009 compared to a year ago is due to declines in store traffic commensurate with the aforementioned recessionary trend which was partially offset with the purchase of Filene’s.

SYMS CORP

Selling, general and administrative expense (“SG&A”) increased $9,422,000 to $28,621,000 (37.4% as a percentage of net sales) for the three months ended August 29, 2009 as compared to $19,199,000 (32.5% as a percentage of net sales) for the three months ended August 30, 2008. SG&A increased $6,743,000 to $45,019,000 (35.5% as a percentage of net sales) for the six months ended August 29, 2009 as compared to $38,276,000 (30.9% as a percentage of net sales) for the six months ended August 30, 2008. SG&A for the three and six month periods ended August 29, 2009 included SG&A from Filene’s from June 19, 2009 (first date of operating ownership) of $11,969,000. For the three and six months ended August 29, 2009 vs. the same period last year, SG&A for Syms, exclusive of Filene’s, decreased by $2,547,000 and $5,202,000 respectively, predominately as a result of reductions in personnel and other controllable expenses commensurate with reductions in sales previously discussed.

Advertising expense for the three months ended August 29, 2009 was $1,129,000 (1.5% as a percentage of net sales) as compared to $1,181,000 (2.0% as a percentage of net sales) for the three months ended August 30, 2008. Advertising expense for the six months ended August 29, 2009 and August 30, 2008 was $1,905,000 (1.5% of net sales) and $2,644,000 (2.1% of net sales) respectively. Decreased advertising spending for Syms during both periods from 2008 was primarily due to shifts away from TV advertising to a lower-cost and more geographically focused usage of radio, e-mail and in-store promotional activities.

Occupancy costs (net) were $12,623,000 (16.5% as a percentage of net sales) for the three months ended August 29, 2009 as compared to $4,123,000 (7.0% as a percentage of net sales) for the three months ended August 30, 2008. Occupancy costs (net) were $16,055,000 (12.7% as a percentage of net sales) for the six months ended August 29, 2009 as compared to $7,832,000 (6.3% as a percentage of net sales) for the six months ended August 30, 2008. Included as an offset to net occupancy cost is rental income from third parties. For the three and six month periods ended August 29, 2009, rental income was $576,000 and $1,182,000 respectively. The decrease in rental income is primarily due to the loss of tenants due to their cessation of business in certain rental properties. Occupancy costs for the three and six month periods ended August 29, 2009 included occupancy costs from Filene’s from June 19, 2009 (first date of operating ownership) of $8,770,000. For the three and six months ended August 29, 2009 vs. the same period last year, occupancy costs for Syms, exclusive of Filene’s, decreased by $270,000 and $547,000 respectively, predominately as a result of the closure of one store location.

Depreciation and amortization expense was $3,035,000 (4.0% as a percentage of net sales) for the three months ended August 29, 2009 as compared to $1,951,000 (3.3% as a percentage of net sales) for the three months ended August 30, 2008. Depreciation and amortization expense for the six months ended August 29, 2009 was $4,967,000 (3.9% as a percentage of net sales) as compared to $3,863,000 (3.1% as a percentage of net sales) for the six months ended August 30, 2008. Depreciation and amortization expense for the three and six month periods ended August 29, 2009 included depreciation and amortization expense from Filene’s from June 19, 2009 (first date of operating ownership) of $1,200,000. For the three and six months ended August 29, 2009 vs. the same period last year, depreciation and amortization expense for Syms, exclusive of Filene’s, remained essentially unchanged.

In conjunction with the acquisition of Filene’s, the Company preliminarily determined that the fair values of assets acquired exceeded the purchase price by approximately $9.4 million, resulting in a bargain purchase gain, based upon valuations of inventory, fixed assets, equipment and intangible assets net of deferred taxes, customer obligations and other adjustments. Acquisition costs inclusive of investment banking; legal, professional and other costs aggregating $4.6 million were expensed in the periods incurred.

The loss before income taxes for the three months ended August 29, 2009 was $12,875,000 as compared to a loss of $2,766,000 for the three months ended August 30, 2008. The loss before income taxes for the six months ended August 29, 2009 was $14,993,000 as compared to a loss before taxes of $699,000 for the six months ended August 30, 2008.

For the three month period ended August 29, 2009 the effective income tax rate was 38.7% as compared to 53.2% for the comparable period a year ago. For the six month period ended August 29, 2009 and August 30, 2008, the effective income tax rates were 33.8% and 4.3%, respectively. Differences in effective income tax rates are largely attributable to non-deductibility of certain operating expenses.

SYMS CORP

Liquidity and Capital Resources

Working capital as of August 29, 2009 was $46,785,000, a decrease of $2,115,000 as compared to $48,900,000 as of August 30, 2008. This decrease in working capital is primarily attributable to the purchase of Filene’s as more fully disclosed in Note 12 to Notes to Consolidated Condensed Financial Statements. The ratio of current assets to current liabilities was 1.57 to 1 as of August 29, 2009 as compared to 2.20 to 1 as of August 30, 2008.

Net cash provided by operating activities totaled $10,516,000 for the six months ended August 29, 2009, as compared to $3,707,000 for the six months ended August 30, 2008. This increase resulted largely from increases in accounts payable offset by increases in merchandise inventory levels attributable to the acquisition of Filene’s.

Net cash used in investing activities was $44,256,000 for the six months ended August 29, 2009, as compared to $9,558,000 used in investing activities for the six months ended August 30, 2008. The acquisition of the assets of Filene’s largely accounts for this increase.

Net cash provided by financing activities was $39,977,000 for the six months ended August 29, 2009, as compared to $0 for the six months ended August 30, 2008. The financing related to the acquisition of the assets of Filene’s through our debt facility and an advance of $16,000,000 of cash value of officers’ life insurance accounts for this increase.

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility. The Company is in compliance in all respects with this facility at August 29, 2009. As of August 29, 2009, $24.0 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which, when utilized, reduce availability under the facility. There were no outstanding letters of credit at August 29, 2009. At February 28, 2009 and August 30, 2008 the Company had outstanding letters of credit of $741,000 and $980,000 respectively.

The Company had budgeted capital expenditures of approximately $8 million for the fiscal year ending February 27, 2010. Through the six month period ended August 29, 2009, the Company has incurred $4.9 million of capital expenditures related to operations of Syms. Additional changes in fixed assets were the result of the acquisition of such fixed assets through the Filene’s acquisition.

The U.S. economy is experiencing weakness across virtually every sector. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase concomitant costs. Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit facility will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 28, 2010.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended August 29, 2009. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended August 29, 2009 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act during the fiscal quarter covered by this quarterly report on Form 10Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, there has been an initiative that commenced this quarter relating to the acquisition integration that when considered in the aggregate, currently represents a material change in our internal controls over financial reporting. Filene’s, which was acquired during the quarter, utilizes a separate information and financial accounting system that has been included in our consolidated financial statements. The acquisition and integration of the new system implementations involves necessary and appropriate changes in management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting. We expect our assessment of the changes in internal control to be completed in 2010.

SYMS CORP

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incidental to our business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Item 1a.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009 (Fiscal 2008), which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s business, financial condition and/or operating results.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on August 4, 2009, the Company’s shareholders holding a majority of the shares of the Common stock outstanding as of the close of business on July 2, 2009, voted to approve the two proposals included in the Company’s proxy statement as follows:

Proposal 1: To elect five directors to hold office for one year or until their respective successors are duly elected and qualified.

Nominee	Votes For	Votes Withheld

Sy Syms	9,310,913	4,455,630
Marcy Syms	9,310,941	4,544,602
Bernard H. Tenenbaum	12,063,929	1,791,614
Henry M. Chidgey	12,063,050	1,792,493
Thomas E. Zanecchia	12,062,361	1,793,182

Proposal 2: To ratify the appointment of BDO Seidman, LLP as independent registered public accounting firm for the Company for fiscal 2009.

Votes For	Votes Against	Votes Abstained

13,443,626	271,593	140,325

Item 6.	EXHIBITS

(a)	Exhibits filed with this Form 10-Q

10.1

Asset Purchase Agreement among Filene’s Basement, Inc., FB Leasing Services LLC and SYL, LLC dated as of June 18, 2009, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 24, 2009.

10.2

Credit Agreement dated as of August 27, 2009 among Syms Corp and Bank of America, N.A. is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 1, 2009

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

SYMS CORP

Date: October 8, 2009	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date: October 8, 2009	By	/s/ Philip A. Piscopo
PHILIP A. PISCOPO
VICE PRESIDENT
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

SYMS CORP

EXHIBIT INDEX

10.1

Asset Purchase Agreement among Filene’s Basement, Inc., FB Leasing Services LLC and SYL, LLC, dated as of June 18, 2009, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 24, 2009.

10.2

Credit Agreement dated as of August 27, 2009 among Syms Corp., Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 1, 2009.

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