Form 10-Q
period 2009-11-28
SYMS CORP
filed 2010-01-11
CIK 724742

SYMS CORP

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 28, 2009

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

Yes ☐          No ☑

     At December 31, 2009 the latest practicable date, there were 14,598,384 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

INDEX

		PAGE NO.

PART I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Condensed Balance Sheets as of November 28, 2009, February 28, 2009, and November 29, 2008	1

	Consolidated Condensed Statements of Operations for the Three Months and Nine Months Ended November 28, 2009 and November 29, 2008	2

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended November 28, 2009 and November 29, 2008	3

	Notes to Consolidated Condensed Financial Statements	4 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	Other Information	15

	Item 1. Legal Proceedings
	Item 1a. Risk Factors
	Item 6. Exhibits

SIGNATURES		16-20

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SYMS CORP

Consolidated Condensed Balance Sheets

(In thousands except per share amounts)

	November 28, 2009	February 28, 2009	November 29, 2008

	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,997	$1,822	$2,476
Receivables	36,362	1,589	4,185
Merchandise inventories - net	102,830	52,480	65,440
Deferred income taxes	3,045	3,045	3,248
Assets held for sale	10,024	7,202	5,202
Prepaid expenses and other current assets	8,044	5,317	4,915

TOTAL CURRENT ASSETS	171,302	71,455	85,466

PROPERTY AND EQUIPMENT - Net	124,988	95,956	97,089
DEFERRED INCOME TAXES	11,611	15,209	12,882
BUILDING AND AIR RIGHTS	9,134	9,134	11,134
OTHER ASSETS	6,517	23,369	22,877

TOTAL ASSETS	$323,552	$215,123	$229,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,148	$14,936	$27,805
Accrued expenses	15,304	9,012	6,344
Obligations to customers	5,240	4,292	4,449

TOTAL CURRENT LIABILITIES	86,692	28,240	38,598

OTHER LONG TERM LIABILITIES	2,073	840	920

LONG TERM DEBT	32,977	-	-

SHAREHOLDERS’ EQUITY

Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,598 shares outstanding (net of 4,298 treasury shares) as of November 28, 2009, and 14,590 shares outstanding (net of 4,298 treasury shares) as of February 28, 2009 and November 29, 2008.	800	800	800
Additional paid-in capital	21,605	21,560	21,409
Treasury stock	(45,903)	(45,903)	(45,902)
Accumulated Other Comprehensive Income	(2,127)	(2,127)	23
Retained earnings	227,435	211,713	213,600

TOTAL SHAREHOLDERS’ EQUITY	201,810	186,043	189,930

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$323,552	$215,123	$229,448

NOTE: The balance sheet at February 28, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended

	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008

	(Unaudited)		(Unaudited)

Net sales	$135,159	$64,330	$261,852	$187,948
Cost of goods sold	77,291	37,698	154,750	109,998

Gross profit	57,868	26,632	107,102	77,950

Expenses:
Selling, general and administrative	35,339	19,486	80,358	57,738
Advertising	4,501	2,723	6,406	5,367
Occupancy, net	14,126	3,850	30,181	11,682
Depreciation and amortization	2,991	1,971	7,958	5,834
Bargain purchase (gain)	(307)	-	(9,714)	-
Acquisition costs	194	-	4,762	-
(Gain) from life insurance proceeds and other income	(24,764)	(19)	(24,781)	(31)
(Gain) loss on disposition of assets	-	-	262	(548)

Total expenses	32,080	28,011	95,432	80,042

Net income (loss) from operations	25,788	(1,379)	11,670	(2,092)

Interest (expense) income	(514)	(36)	(1,389)	2

Net income (loss) before income taxes	25,274	(1,415)	10,281	(2,090)

Income tax (benefit)	(372)	(524)	(5,441)	(554)

Net income (loss)	$25,646	$(891)	$15,722	$(1,536)

Net income (loss) per share - basic	$1.76	$(0.06)	$1.08	$(0.11)

Weighted average shares outstanding - basic	14,593	14,590	14,591	14,588

Net income (loss) per share - diluted	$1.76	$(0.06)	$1.08	$(0.11)

Weighted average shares outstanding - diluted	14,594	14,590	14,592	14,588

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Cash Flows

(In thousands)

	For the Nine Months Ended

	November 28, 2009	November 29, 2008

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,722	$(1,536)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,958	5,834
Bargain purchase gain	(9,714)	-
Deferred income taxes	(1,802)	-
(Gain) loss on disposition of assets	262	(503)
(Increase) decrease in operating assets:
Receivables	(4,855)	(1,740)
Merchandise inventories	(29,034)	646
Prepaid expenses and other current assets	(2,226)	(768)
Other assets	5,966	(1,488)
Life insurance proceeds receivable	(29,918)
Increase (decrease) in operating liabilities:
Accounts payable	51,212	2,195
Accrued expenses	5,579	81
Obligations to customers	(248)	6
Other long term liabilities	160	(258)

Net cash provided by operating activities	9,062	2,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in building and air rights	-	(8,034)
Purchase of Filene’s Basement	(38,927)	-
Expenditures for property and equipment	(9,982)	(4,117)
Proceeds from sale of land and other assets	-	923

Net cash used in investing activities	(48,909)	(11,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value advance	16,000	-
Exercise of stock options	45	2,147
Stock repurchase	-	(2,816)
Proceeds from credit borrowings	32,977	-

Net cash provided by (used in) financing activities	49,022	(669)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,175	(9,428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,822	11,904

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,997	$2,476

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$458	$123

Income taxes paid (net of refunds)	$(844)	$373

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) operates a chain of 30 “off-price” retail clothing stores located in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children. On June 18, 2009 the Company, through a wholly-owned subsidiary, acquired certain real property leases, inventory, other property, equipment and other assets of Filene’s Basement (“Filene’s”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code (see Note 11). As a result, in addition to the 30 Syms stores, since June 19, 2009, the Company has also operated 23 Filene’s Basement stores that are similarly located in the Northeastern, Middle Atlantic, Midwest and Southeast regions. Filene’s Basement also offers a broad range of first quality brand name and designer clothing for men, women and children. The Company operates in a single operating segment – the operation of “off-price” retail stores.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulation, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 28, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 27, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2009. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Occupancy expenses for the three and nine month periods ended November 28, 2009 and November 29, 2008 have been reduced by net rental income of $582,000, $459,000, $1,763,000 and $1,537,000, respectively, from real estate holdings incidental to the Company’s retail operations.

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

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events through the date the accompanying Financial Statements were issued which was January 11, 2010.

As a result of our adoption of ASC 805 in fiscal 2009, acquisition related costs are recorded as expenses in our statements of operations.

Fair Value of Financial Instruments – As of November 28, 2009 and February 28, 2009, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value. Refer to Note 10 for ASC 820, “Fair Value Measurements” (“ASC 820”) disclosures.

SYMS CORP

Note 3 - Other assets

The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $22.2 million and $1.8 million at February 28, 2009 and November 29, 2008, respectively. In March 2009, as a result of uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16.0 million of accumulated cash value which was ultimately used in connection with the Company’s acquisition of Filene’s, more fully discussed in Note 11 below. The Company continued to be a beneficiary of life insurance policies insuring Mr. Sy Syms, the Company’s founder and Chairman, who deceased on November 17, 2009. Pursuant to those policies, in December 2009, the Company received cash proceeds of approximately $29.9 million, which was net of the aforementioned, previously received $16.0 million in cash values. Net of the cash surrender value of officer’s life insurance of $5.1 million recorded as of August 29, 2009 in other assets, the Company realized a net gain of $24.8 million. Upon receipt, the aforementioned cash proceeds were used for working capital and to repay a portion of the Company’s senior debt facility.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the moving average cost method for Syms and by the retail inventory method for Filene’s. Prior to this quarter, all of the Company’s inventories were stated at first in, first out as determined by the retail inventory method. The change in the method of recording Syms inventory in the current period did not have a material impact on reported results of operations.

Note 5 - Bank Credit Facilities

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula, currently LIBOR +3%. The Company is in compliance in all respects with the Bank of America facility at November 28, 2009. As of November 28, 2009, approximately $33.0 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which when utilized, reduce availability under the facility. At November 28, 2009 and November 29, 2008 the Company had outstanding letters of credit of $6,000,000 and $779,000, respectively.

Note 6 - Net Income (Loss) per Share

Basic net income (loss) per share has been computed based upon the weighted average of the common shares outstanding. The following table sets forth basic and diluted average shares and the related net income (loss) per share:

	Three Months Ended		Nine Months Ended

	11/28/2009	11/29/2008	11/28/2009	11/29/2008

	(in thousands except per share amounts)
Basic and diluted net income (loss) per share:

Net income (loss)	$25,646	$(891)	$15,722	$(1,536)
Average shares outstanding – basic	14,593	14,590	14,591	14,588
Net income (loss) per share – basic	$1.76	$(0.06)	$1.08	$(0.11)
Average shares outstanding – diluted	14,593	14,590	14,591	14,588
Stock options	1	-	1	-

Total average equivalent shares	14,594	14,590	14,592	14,588

Diluted net income (loss) per share	$1.76	$(0.06)	$1.08	$(0.11)

SYMS CORP

For periods with losses, options are excluded from the computations of diluted net (loss) per share because the effect would be anti-dilutive. Options to purchase 102,290 and 111,112 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding at November 28, 2009 and November 29, 2008.

Note 7 – Recent Accounting Pronouncements

Measuring Liabilities at Fair Value: In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (Update 2009-05). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We adopted Update 2009-05 in the third quarter of fiscal 2009 and such adoption did not have a material impact on our results of operations or our financial position.

Accounting Standards Codification: In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification) (now ASC Subtopic 105-10, also issued as ASU No. 2009-01). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in the third quarter of fiscal 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (now ASC Subtopic 825-10-65) to enhance disclosures regarding fair value measurements. ASC Subtopic 825-10-65 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC Subtopic 825-10-65 are effective for interim periods ending after June 15, 2009. As ASC Subtopic 825-10-65 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of ASC 825-10-65 did not affect our financial position, results of operations or cash flows. Refer to Note 10 “Fair Value Measurements” for the related disclosures.

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

Consistent with ASC 718 “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the nine months ended November 28, 2009, and all options previously issued are fully vested.

Stock option activity during the nine months ended November 28, 2009 is as follows:

	Number Of options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (years)	Aggregate Intrinsic Value
Outstanding at March 1, 2009	111,112	$13.81	-	-
Options granted	-	-	-	-
Options exercised	8,822	5.21	-	-
Options forfeited	-	-	-	-
Options outstanding at November 28, 2009	102,290	$14.55	5.38	$(737)
Options exercisable at November 28, 2009	102,290	$14.55	5.38	$(737)

As of November 28, 2009, there was no total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

Note 9 – Income Taxes

Effective March 1, 2007, the Company adopted FIN 48 (now ASC Subtopic 740-10), which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, the Company recorded as a cumulative effect adjustment, a decrease to retained earnings at the beginning of fiscal 2007 of approximately $250,000 and increased accruals for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date and to date, this $250,000 represents our liability for uncertain tax positions.

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. For the three and nine month periods ended November 28, 2009, the Company recorded approximately $3,420 and $10,260, respectively in interest before federal and state tax effect.

For the three month period ended November 28, 2009 the effective income tax rate was 1.5% as compared to 37.0% for the comparable period a year ago. For the nine month period ended November 28, 2009 and November 29, 2008, the effective income tax rates were 52.9% and 26.5%, respectively. Differences in effective income tax rates are largely attributable to non-deductibility of certain operating expenses and for the period ending November 28, 2009, to the non-taxable nature of the gain from life insurance benefits received.

Note 10 – Fair Value Measurements

Effective March 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157 (now ASC Subtopic 820-10), Fair Value Measurements (“ASC 820-10”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value

SYMS CORP

measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent re-measurement during the first, second and third quarters of fiscal 2009.

In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Assets measured at fair value on a recurring basis include the following as of November 28, 2009:

	Fair Value Measurement at November 28, 2009 Using

(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at November 28, 2009

Cash and cash equivalents	$10,997	$-	$-	$10,997

Cash surrender value
– Officers’ Life Insurance	$-	$1,836	$-	$1,836

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, the Company was required to determine the fair value of the Company’s pension plan assets as of February 28, 2009. The fair value of pension plan assets was $6.3 million at February 28, 2009. As of November 28, 2009, the fair value of pension plan assets was $7.7 million. These assets are valued in active liquid markets.

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

Note 11 – Acquisition of Filene’s Basement

On June 19, 2009 the Company, through its wholly-owned subsidiary, SYL, LLC, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States

SYMS CORP

Bankruptcy Court for the District of Delaware in accordance with Sections 105, 363 and 365 of the United States Bankruptcy Code. Filene’s was acquired for a variety of reasons including the opportunity to capitalize on the strength of brand awareness, leverage the utilization of combined infrastructure and personnel, and to expand market share in the off-price retail clothing market. The purchase price paid at closing was approximately $64.4 million in cash, of which $39.3 million was paid for by the Company. Approximately $25.0 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $ 23.9 million in borrowings under the Company’s asset-based revolving credit facility (Note 5), and the remainder from cash on hand. The purchase price was reduced by $.4 million in the current period and the bargain purchase gain was increased by $.3 million as a result of final settlement on the purchase price of inventory acquired. The acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of SFAS 141(R) (now ASC Topic 805), Business Combinations.

The unaudited consolidated condensed financial statements presented herein include the results of operations for Filene’s from the period June 19, 2009 through November 28, 2009.

The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million which was recorded as a bargain purchase gain and is shown as a separate component of operating expenses in the consolidated financial statements for the three and nine months ended November 28, 2009. The following table (in thousands) presents the unaudited estimated fair values of the net assets acquired and the excess of such net assets over the purchase price at acquisition date:

Inventory	$21,316
Fixed assets and equipment	30,051
Intangible assets	2,090

Fair value	53,457
Purchase price	38,927

Excess of fair value over purchase price	14,530
Less: Deferred taxes	(3,408)
Obligations to customers	(1,197)
Other adjustments	(211)

Bargain purchase gain	$9,714

Intangible assets are comprised primarily of trademarks with a 10 year life while the customer list acquired having a value of $40,000 has a useful life of 5 years. In conjunction with the transaction, acquisition costs inclusive of investment banking, legal, professional and other costs aggregating $4.8 million were expensed in the periods incurred.

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

	Three months ended		Nine months ended
	Nov. 28, 2009	Nov. 29, 2008	Nov. 28, 2009	Nov. 29, 2008

Revenues	$133,101	$162,359	$452,142	$323,067

Net income	$27,771	$3,197	$6,338	$12,779

Net income per share of common stock:
Basic	$1.90	$0.22	$0.43	$0.88
Diluted	$1.90	$0.22	$0.43	$0.88

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

Merchandise Inventory – Inventory is stated at the lower of cost or market, moving weighted average cost method for Syms and the lower of cost or market, FIFO retail method for Filene’s. Under the FIFO retail method, inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. The significant estimates used are for markdowns and shrinkage.

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

SYMS CORP

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

Results of Operations

Three Months and Nine Months Ended November 28, 2009 Compared to Three Months and Nine Months Ended November 29, 2008

Net sales for the three months ended November 28, 2009 were $135,159,000, an increase of $70,829,000 (110.1%) as compared to net sales of $64,330,000 for the three months ended November 29, 2008. For the nine months ended November 28, 2009, net sales were $261,852,000 an increase of $73,904,000 (39.3%) as compared to net sales of $187,948,000 for the nine months ended November 29, 2008. Net sales for the three and nine month periods ended November 28, 2009 included sales from Filene’s from June 19, 2009 (first date of operating ownership) of $78,773,000 and $111,358,000 respectively. Comparable store sales, which are for Syms stores only, decreased 9.9% for the three months and 17.8% for the nine months ended November 28, 2009 as compared to the comparable periods in the prior fiscal year. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. Syms closed a store in Virginia and opened a new store in close proximity to the previous location. This location is included in the comparable store comparisons. We did not have any expansion in square footage in the three months and nine months ended November 28, 2009. The decrease in same store sales in the three and nine months ended November 28, 2009 is attributable to declines in store traffic commensurate with the recessionary trend in the U.S. economy and, to a lesser extent, to the closing of one store earlier this fiscal year. The increase in sales for the three and nine months ending November 28, 2009 is attributable to the purchase of Filene’s offset by generally decreased sales from declines in store traffic commensurate with the recessionary trend in the U.S. economy.

Gross profit for the three months ended November 28, 2009 was $57,868,000 (42.8% as a percentage of net sales) as compared to $26,632,000 (41.4% as a percentage of net sales) for the three months ended November 29, 2008. Gross profit for the nine months ended November 28, 2009 was $107,102,000 (40.9% as a percentage of net sales) as compared to $77,950,000 (41.5% as a percentage of net sales) for the nine months ended November 29, 2008. Gross profit for the three and nine month periods ended November 28, 2009 included gross profit from Filene’s from June 19, 2009 (first date of operating ownership) of $35,069,000 and $47,059,000 respectively. The Company’s gross profit may not be comparable to those of other entities, since some retail entities may include all costs related to their distribution network in cost of goods sold while others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in operating expenses such as selling and administrative expenses and occupancy costs. The increase in gross profit dollars for the three and nine months ended November 28, 2009 compared to a year ago is attributable to the purchase of Filene’s offset by generally decreased sales from declines in store

SYMS CORP

traffic commensurate with the recessionary trend in the U.S. economy. The increase in gross profit percentage for the quarter is attributable to lower markdowns commensurate with lower aged merchandise.

Selling, general and administrative expense (“SG&A”) increased $15,853,000 to $35,339,000 (26.2% as a percentage of net sales) for the three months ended November 28, 2009 as compared to $19,486,000 (30.3% as a percentage of net sales) for the three months ended November 29, 2008. SG&A increased $22,620,000 to $80,358,000 (30.7% as a percentage of net sales) for the nine months ended November 28, 2009 as compared to $57,738,000 (30.7% as a percentage of net sales) for the nine months ended November 29, 2008. SG&A for the three and nine month periods ended November 28, 2009 included SG&A from Filene’s from June 19, 2009 (first date of operating ownership) of $17,143,000 and $29,112,000 respectively. For the three and nine months ended November 28, 2009 vs. the same period last year, SG&A for Syms, exclusive of Filene’s, decreased by $1,290,000 and $6,492,000 respectively, predominately as a result of reductions in personnel and other controllable expenses commensurate with reductions in sales previously discussed.

Advertising expense for the three months ended November 28, 2009 was $4,501,000 (3.3% as a percentage of net sales) as compared to $2,723,000 (4.2% as a percentage of net sales) for the three months ended November 29, 2008. Advertising expense for the nine months ended November 28, 2009 and November 29, 2008 was $6,406,000 (2.5% of net sales) and $5,367,000 (2.9% of net sales) respectively. Advertising expense for the three and nine month periods ended November 28, 2009 included advertising expense from Filene’s from June 19, 2009 (first date of operating ownership) of $2,381,000 and $2,324,000 respectively. For the three and nine months ended November 28, 2009 vs. the same period last year, advertising expense for Syms, exclusive of Filene’s, decreased by $603,000 and $1,285,000 respectively, primarily due to shifts away from TV advertising to a lower-cost and more geographically focused usage of radio, e-mail and in-store promotional activities.

Occupancy costs (net) were $14,126,000 (10.5% as a percentage of net sales) for the three months ended November 28, 2009 as compared to $3,850,000 (6.0% as a percentage of net sales) for the three months ended November 29, 2008. Occupancy costs (net) were $30,181,000 (11.5% as a percentage of net sales) for the nine months ended November 28, 2009 as compared to $11,682,000 (6.2% as a percentage of net sales) for the nine months ended November 29, 2008. Included as an offset to net occupancy cost is rental income from third parties. For the three and nine month periods ended November 28, 2009, rental income was $582,000 and $1,763,000 respectively, as compared to $459,000 and $1,537,000 for the three and nine month periods ended November 29, 2008. The increase in rental income is primarily due to increased occupancy in certain rental properties. Occupancy costs for the three and nine month periods ended November 28, 2009 included occupancy costs from Filene’s from June 19, 2009 (first date of operating ownership) of $10,656,000 and $19,426,000 respectively. For the three and nine months ended November 28, 2009 as compared to the same period last year, occupancy costs for Syms, exclusive of Filene’s, decreased by $380,000 and $927,000 respectively, predominately as a result of the closure of one store location.

Depreciation and amortization expense was $2,991,000 (2.2% as a percentage of net sales) for the three months ended November 28, 2009 as compared to $1,971,000 (3.1% as a percentage of net sales) for the three months ended November 29, 2008. Depreciation and amortization expense for the nine months ended November 28, 2009 was $7,958,000 (3.0% as a percentage of net sales) as compared to $5,834,000 (3.1% as a percentage of net sales) for the nine months ended November 29, 2008. Depreciation and amortization expense for the three and nine month periods ended November 28, 2009 included depreciation and amortization expense from Filene’s from June 19, 2009 (first date of operating ownership) of $1,202,000 and $2,402,000 respectively. For the three and nine months ended November 28, 2009 vs. the same period last year, depreciation and amortization expense for Syms, exclusive of Filene’s, decreased by $182,000 and $278,000 respectively due primarily to assets reaching fully depreciated status.

In conjunction with the acquisition of Filene’s, the Company determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million, resulting in a bargain purchase gain, based upon valuations of inventory, fixed assets, equipment and intangible assets, net of deferred taxes, customer obligations and other adjustments. Acquisition costs inclusive of investment banking, legal, professional and other costs aggregating $4.8 million were expensed in the periods incurred.

SYMS CORP

Other income was $24,764,000 for the three months ended November 28, 2009 as compared to $19,000 for the three months ended November 29, 2008. Other income for the nine months ended November 28, 2009 was $24,781,000 as compared to $31,000 for the nine months ended November 29, 2008. This increase is due to the accrual of life insurance proceeds from officers’ life insurance policies on the Company’s founder, who deceased on November 17, 2009.

As a result of the above-noted items, income before income taxes for the three months ended November 28, 2009 was $25,274,000 as compared to a loss of $1,415,000 for the three months ended November 29, 2008. Income before income taxes for the nine months ended November 28, 2009 was $10,281,000 as compared to a loss before taxes of $2,090,000 for the nine months ended November 29, 2008.

Liquidity and Capital Resources

Working capital as of November 28, 2009 was $84,610,000 an increase of $37,742,000 as compared to $46,868,000 as of November 29, 2008. This increase in working capital is primarily attributable to the accrual of insurance proceeds from officers’ life insurance policies. The ratio of current assets to current liabilities was 1.98 to 1 as of November 28, 2009 as compared to 2.21 to 1 as of November 29, 2008.

Net cash provided by operating activities totaled $9,062,000 for the nine months ended November 28, 2009, as compared to $2,469,000 for the nine months ended November 29, 2008. This increase resulted largely from increases in accounts payable offset by increases in merchandise inventory levels, both attributable to the acquisition of Filene’s.

Net cash used in investing activities was $48,909,000 for the nine months ended November 28, 2009, as compared to $11,228,000 used in investing activities for the nine months ended November 29, 2008. The acquisition of the assets of Filene’s largely accounts for this increase.

Net cash provided by financing activities was $49,022,000 for the nine months ended November 28, 2009, as compared to net cash used by financing activities of $669,000 for the nine months ended November 29, 2008. The financing related to the acquisition of the assets of Filene’s through our debt facility and an advance of $16,000,000 of cash value of officers’ life insurance accounts for this increase.

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility. The Company is in compliance in all respects with this facility at November 28, 2009. As of November 28, 2009, $33 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which, when utilized, reduce availability under the facility. At November 28, 2009, February 28, 2009 and November 29, 2008 the Company had outstanding letters of credit of $6,000,000, $741,000 and $779,000 respectively.

The Company had budgeted capital expenditures of approximately $8 million for the fiscal year ending February 27, 2010. Through the nine month period ended November 28, 2009, the Company has incurred $9.9 million of capital expenditures related to operations of Syms. Capital expenditures exceeded budget due primarily to expenditures to refurbish certain Filene’s locations which were not known at the time the budget was prepared. Additional changes in fixed assets were the result of the acquisition of such fixed assets through the Filene’s acquisition.

The U.S. economy is continuing to experience weakness across virtually every sector. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase concomitant costs. Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit facility will be

SYMS CORP

sufficient for working capital and capital expenditure requirements for the fiscal year ending February 28, 2010.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

Recent Accounting Pronouncements

See Note 7 of Notes to Condensed Financial Statements for a description of the Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operations and Financial Condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended November 28, 2009. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended November 28, 2009 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act during the fiscal quarter covered by this quarterly report on Form 10Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, there has been an initiative that commenced this quarter relating to the acquisition integration that when considered in the aggregate, currently represents a material change in our internal controls over financial reporting. Filene’s, which was acquired during the second quarter, utilizes a separate information and financial accounting system the financial information from which has been included in our consolidated financial statements. The acquisition and integration of the new system implementations involves necessary and appropriate changes in management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting. We expect our assessment of the changes in internal control to be completed in 2010.

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

SYMS CORP

Date: January 11, 2010	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER

Date: January 11, 2010	By	/s/ Philip A. Piscopo
PHILIP A. PISCOPO
VICE PRESIDENT
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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