Form 10-K
period 2010-02-27
SYMS CORP
filed 2010-05-13
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2010
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
Yes ☐                    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                    No ☐                     Not Applicable ☑

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
Yes ☐                    No ☑

As of August 29, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $110,005,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

As of April 15, 2010, 14,448,188 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

Form 10-K Index

PART I

Item 1.	BUSINESS

General

          Syms Corp (the “Company”) operates a chain of 27 “off-price” retail stores under the name “Syms”. These stores are located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. On June 18, 2009 the Company, through a wholly-owned subsidiary, acquired certain real property leases, inventory, other property, equipment and other assets of Filene’s Basement (“Filene’s” or “Filene’s Basement”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code. As a result, in addition to the 27 Syms stores, since June 19, 2009, the Company has also operated 23 Filene’s Basement stores that are located in the Northeastern, Middle Atlantic, Midwest and Southeast regions. Filene’s Basement also offers a broad range of first quality brand name and designer clothing for men, women and children. The Company operates in a single operating segment – the operation of “off-price” retail stores.

          The Company was incorporated in New Jersey in 1983. The Company maintains a 311,000 square foot distribution center and executive headquarters at One Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600. Unless otherwise noted, references to the “Company”, “we”, “our”, “Syms” or” Syms/Filene’s” relate to Syms Corp. Our fiscal year ends on the Saturday closest to the last day of February each year. Fiscal 2009 ended on February 27, 2010; fiscal 2008 ended on February 28, 2009, and fiscal 2007 ended on March 1, 2008.

Description of Business

          The Syms/Filene’s chain of 50 apparel stores offers a broad range of “off-price” first quality, in-season merchandise consisting primarily of men’s tailored clothing and haberdashery, women’s dresses, suits and separates, children’s apparel and men’s, women’s and children’s shoes. Syms stores emphasize better quality, nationally recognized designer and brand name merchandise at prices substantially below those generally charged by department and specialty stores. Syms carries a wide selection of sizes and styles of men’s, women’s and children’s wear. The Filene’s Basement stores also provide a wide selection of designer and famous brand name merchandise. In addition to men’s and women’s apparel and shoes, the Filene’s stores also carry a selection of jewelry and home goods.

          Syms operates in a single industry segment and has no foreign operations. No material part of the Company’s revenues is received from a single customer or group of customers. Please refer to Note 1 of the Financial Statements for information on segment reporting.

Merchandise

          For fiscal 2009, net sales were generated by the following categories:

Women’s dresses, suits, separates and accessories	44%
Men’s tailored clothes and haberdashery	42%
Children’s wear	5%
Luggage, domestics and fragrances	5%
Shoes	4%

100%

          Most of the items sold by the Company consist of nationally recognized fashions and brand-name merchandise. Merchandise is displayed by department, class and size on conveniently arranged racks or counters. No emphasis is placed on any particular “label” or brand. The stores generally offer minor alterations for an additional charge.

Purchasing

          The Company purchases first quality, in-season, brand-name merchandise directly from manufacturers on terms it believes are more favorable than those generally obtained by department and specialty stores. Syms estimates that approximately 1,100 brand-name manufacturers of apparel are represented in its stores. The Company does not maintain large out-of-season inventories. However, Syms occasionally buys certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season. Purchasing is performed by a buying staff in conjunction with Merchandise Managers.

Co-branding

          The Company converted one former Syms store (Fairfield, CT) to a Co-branded store in fiscal 2009. This is a hybrid Filene’s Basement/Syms store which is divided into two areas, with the Syms side stocking menswear, children’s apparel and men’s and women’s shoes, and the Filene’s Basement side featuring women’s fashions and accessories, home goods and luggage. The Co-branded concept combines the strengths of both brands. We are monitoring customer reaction and if successful, we plan to identify two to four more locations to be converted into Co-branded stores.

Distribution

          The Company owns a facility located at One Syms Way, Secaucus, New Jersey. The facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of 267 years. Filene’s Basement’s merchandise is processed and distributed from a 457,000 square foot leased distribution facility situated on 32.8 acres in Auburn, Massachusetts, outside of metropolitan Boston, Massachusetts. Most merchandise is received from manufacturers at the distribution centers where it is inspected, ticketed and allocated to particular stores.

Marketing

          The Company’s pricing policy for its Syms stores is to affix a ticket to each item displaying Syms’ selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores. All garments are sold with the brand-name as affixed by the manufacturer. Because women’s dresses are susceptible to considerable style fluctuation, Syms has long utilized an automatic markdown pricing policy to promote movement of merchandise. The date of placement on the selling floor of each women’s dress is stamped on the back of the price ticket. The front of each ticket contains what the Company believes to be the nationally advertised price, the initial Syms price and three reduced prices. Each reduced price becomes effective after the passage of fourteen selling days. For fiscal 2009, women’s dresses represented approximately 2.1% of net sales. The Company also offers “dividend” prices consisting of additional price reductions on various types of merchandise at various times.

          Syms has as its tag line “An Educated Consumer is Our Best Customer”®, one of the best known in retail advertising. The Company advertises principally on radio and periodically on television. The Company also utilizes print and billboard ads, as well as direct mail and electronic media including e-mail communication to registered customers.

          The Filene’s Basement stores, “Where Bargains Were Born” ®, similarly offer everyday low pricing in key fashion categories, along with home goods and accessories. The Company believes that the Filene’s Basement customer base has a high fashion I.Q. and recognizes the value in what is being offered and the need to purchase or risk losing unique items because of the changing nature of the assortment.

          The Company has historically had excellent, longstanding relationships with its suppliers. This made Syms/Filene’s a preferred choice for vendors with designer and famous brand overruns, department store cancellations and unmet volume objectives. These vendors understand that goods will be sold in an environment that supports the stature of their brands.

Trademarks

          Various trademarks including: “Syms”®, “An Educated Consumer is Our Best Customer”®, “Names You Must Know”®, “The More You Know About Clothing, the Better it is for Syms”® and “Rediscover Syms. Off price - On style”® have been registered with the United States Patent and Trademark Office. Filene’s Basement has traditionally been known for its unique bridal dress promotions, now hailed as the “Running of the Brides” ® and is also known as the place “Where Bargains Were Born” ®.

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

Employees

          At February 27, 2010, the Company had approximately 3,000 employees, of which approximately 1,600 work on a part time basis. Approximately 30 to 100 persons, consisting mostly of sales personnel, are employed at each Syms/Filene’s retail location. The Company has collective bargaining agreements with Local 1102 and Local 108, both of the Retail, Wholesale Department Store Workers Union, whose agreements expired on March 31, 2009 and May 31, 2009, respectively. The Company signed extensions to the aforementioned agreements which expire on July 1, 2010 and September 1, 2010, respectively. The Company also has a collective bargaining agreement with Local 400 of the United Food and Commercial Workers Union which expired April 30, 2009. The Company and Local 400 agreed to extend this agreement on a day-to-day basis. Negotiations have been scheduled for the first quarter of fiscal 2010. Combined, the three local unions represent approximately 1,100 hourly employees at the Syms locations. For the Filene’s locations, the Company and Local 1102 have been working on a collective bargaining agreement that would cover approximately 900 additional employees, pending the approval by a majority of the employees. The Company believes its relationships with its unions are good. The Company is actively involved in negotiations of all three of its collective bargaining agreements and believes that there will be no disruptions to the Company’s operations and that the outcome of such negotiations will be at mutually acceptable terms.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks materialize, our business, financial condition, operating results and cash flows could be materially adversely affected.

We have incurred losses in many fiscal periods and may not be profitable in the future

          We have had a net profit in some fiscal quarters and net losses in other fiscal quarters. We have also had a history of both profits and losses in recent fiscal years and cannot assure you that we will be profitable in the future. Even if we are able to generate profits in the future, we may not be able to maintain or increase profitability on a quarterly or annual basis.

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

We may be unable to compete favorably in our highly competitive markets

          The retail apparel business is highly competitive and we only account for a small fraction of the total market for men’s, women’s and children’s apparel. We compete against discount stores, specialty apparel stores, department stores, manufacturer-owned factory outlet stores and others. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as changes in their pricing policies, marketing activities and other business strategies, could have a material effect on our business, financial condition, results of operations and our market share.

If we are unable to meet certain financial covenants in our credit facility, our ability to borrow could be constrained

          We had $8.4 million in borrowings as of the end of the current fiscal year under our existing credit agreement. The facility contains financial covenants with respect to consolidated tangible net worth, as well as other financial ratios. If in the future we continue to borrow monies under the facility and fail to meet these covenants or obtain appropriate waivers, our lender may terminate the credit facility or accelerate any then-existing debt.

Our sales and operating results depend on consumer preferences and fashion trends

          Our sales and operating results depend in part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the merchandise on hand or on order will correspond to changes in taste and demand or that we will be able to successfully secure and market merchandise that is responsive to such trends. Consumer demand requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors may affect our ability to maintain the proper mix of products in each store, including without limitation: variations in local, regional or national economic conditions which could affect our customers’ discretionary spending, unanticipated fashion trends, our success in distributing merchandise to our stores in an efficient manner and changes in weather patterns, which in turn may affect consumer demand and preferences. If we misjudge the market for our products, or if we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our sales, we may realize significant excess inventories for some products and we may be forced to increase markdowns in relation to slow-moving merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline

          34 of our 53 locations are located in leased premises. The leases for twelve of these 34 locations expire by 2011 and are subject to extension or renewal. If the cost of leasing existing stores increases, we cannot assure you that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional new sites for new stores in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into more costly new leases, locate alternative sites on more expensive terms or fail to find suitable additional sites for new stores.

Our results of operations depend on keeping our expenses at an appropriate level

          Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our expense goals or appropriately reduce expenses during a weak sales season or period, our results of operations could be materially adversely affected.

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

Our ability to manage inventory can affect our business

          The fashion-oriented nature of our products and the rapid changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Our ability to manage inventories properly is an important factor in our operations. Inherent in our management and valuation of inventories are certain significant judgments and estimates, including, among others, initial merchandise markup and subsequent markups and markdowns which significantly impact the ending inventory valuation at retail as well as the resulting cost complement. While management believes that these methods provide an inventory valuation which reasonably approximates cost, if market conditions are less favorable than those projected, additional markdowns may be required. If we are unable to effectively manage inventory, our business, financial condition and results of operations could be materially adversely affected.

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

We may be required to recognize additional impairment charges

          Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our long-lived assets to determine if they are impaired. Business disruptions, protracted economic weakness, declines in operating results and other factors may result in asset impairments. During the annual impairment testing for the fiscal year ended February 27, 2010, the carrying amount of certain real estate holdings exceeded the implied fair values and as a result the Company recognized an impairment charge of $80,000. In fiscal 2008 we recorded an impairment charge of $530,000. In light of current economic conditions, additional impairments could occur in future periods whether or not connected to the current impairment analysis. Future impairment charges could materially and adversely affect our reported earnings in the periods of such charges and could materially and adversely affect our financial condition and results of operations.

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

A privacy breach could adversely affect or business

          The protection of customer, employee and company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee or company data could damage our reputation, result in lost sales, fines or lawsuits or have a material adverse impact on our financial condition or results of operations.

Other factors could affect our results of operations and our ability to grow

          Other factors that could cause actual results to differ materially from those predicted and that may adversely affect our ability to grow include: possible disruptions in our computer or telephone systems, increases in labor costs, higher than anticipated store closings or relocation costs, increases in energy costs, higher interest rates, potential disruptions in the supply of or restrictions on imported merchandise, unanticipated difficulties associated with integrating Filene’s Basement and Syms and unanticipated increases in merchandise or occupancy costs.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

          At February 27, 2010 the Company had 53 operating locations. These locations include both owned and leased properties and include retail stores and ancillary operations (consisting of receiving, inspection and administrative functions), warehouse and offices, plus additional space incidental to core operations which is, whenever practicable, leased to third parties. The following table is a listing of operating locations and square footage usage:

Location	Lease or Own	Total Sq Feet	Retail & Ancillary	Warehouse & Office	Additional Space

Fairfield, CT	Own (1)	43,000	43,000	—	—
Hartford, CT	Lease	38,000	38,000	—	—
Ft Lauderdale, FL	Own	55,000	55,000	—	—
Kendall, FL	Lease	40,000	40,000	—	—
Miami, FL	Own	53,000	53,000	—	—
Tampa, FL	Own	77,000	48,000	—	29,000	(a)
West Palm Beach, FL	Own	112,000	54,000	—	58,000	(b)
Atlanta, GA	Own	69,000	69,000	—	—
Marietta, GA	Own	77,000	48,000	—	29,000	(b)
Addison, IL	Own	68,000	68,000	—	—
Niles, IL	Lease	37,000	37,000	—	—
Rockville, MD	Own	71,000	71,000	—	—
Norwood, MA	Lease	43,000	43,000	—	—
Southfield, MI	Own	60,000	50,000	—	10,000	(c)
Cherry Hill, NJ	Own	150,000	66,000	39,000	45,000	(c)
Paramus, NJ	Own	77,000	73,000	—	4,000	(d)
Secaucus, NJ	Own (2)	340,000	29,000	311,000	—
Woodbridge, NJ	Lease	36,000	36,000	—	—
Buffalo, NY	Own	102,000	46,000	—	56,000	(a)
Elmsford, NY	Own (3)	143,000	59,000	—	84,000	(d)
New York, NY	Lease	64,000	64,000	—	—
New York, NY	Own	57,000	57,000	—	—
Westbury, NY	Own	92,000	92,000	—	—
King of Prussia, PA	Own	69,000	55,000	—	14,000	(a)
Houston, TX	Own	42,000	42,000	—	—
Plano, TX	Lease	40,000	40,000	—	—
Falls Church, VA	Lease	49,000	49,000	—	—
Aventura, FL	Lease	42,000	42,000	—	—
Chicago, IL	Lease	61,000	61,000	—	—
Chicago, IL	Lease	63,000	63,000	—	—
Boston, MA	Lease	38,000	38,000	—	—
Newton, MA	Lease	48,000	48,000	—	—
Watertown, MA	Lease	33,000	33,000	—	—
Peabody, MA	Lease	44,000	44,000	—	—
Braintree, MA	Lease	38,000	38,000	—	—
Saugus, MA	Lease	31,000	31,000	—	—
Rockville, MD	Lease	38,000	38,000	—	—
Lockwood, MD	Lease	31,000	31,000	—	—
Paramus, NJ	Lease	51,000	51,000	—	—
Manhasset, NY	Lease	48,000	48,000	—	—
Flushing, NY	Lease	29,000	29,000	—	—
New York, NY	Lease	42,000	42,000	—	—
New York, NY	Lease	90,000	90,000	—	—
New York, NY	Lease	55,000	55,000	—	—
Columbus, OH	Lease	71,000	71,000	—	—
Warrensville, OH	Lease	38,000	38,000	—	—
Washington, DC	Lease	38,000	38,000	—	—
Washington, DC	Lease	45,000	45,000	—	—
Washington, DC	Lease	43,000	43,000	—	—
Atlanta, GA	Lease	49,000	49,000	—	—
Burlington, MA	Lease	36,000	—	36,000	—
Auburn, MA	Lease	457,000	—	457,000	—
Landover, MD	Lease	22,000	—	22,000	—

		3,685,000	2,491,000	865,000	329,000

(1)	Ground lease dated June 2, 2003 expiring November 3, 2036.

(2)	Ground lease dated June 1, 1977 expiring May 31, 2276.

(3)	Ground lease dated January 1, 1969 and 1970 expiring May 31, 2068 & December 31, 2068.

(a)	Additional space within building currently leased to third parties.

(b)	Additional space consists of a retail strip mall with various tenants in various stages of lease life, including vacant space which is actively marketed by property managers.

(c)	Additional space currently vacant and available for rent.

(d)	Additional space consists of third party building on company land pursuant to ground lease.

          Syms stores are typically “free-standing” or located in shopping centers and have available adequate free parking. Certain stores in New York, Boston, Chicago, Atlanta and Washington, D.C. are located in key urban areas and are convenient to mass transit. Syms suburban locations are usually near major highways or thoroughfares in localities of at least 1,000,000 people. In some higher population densities, Syms has more than one store in the same vicinity.

Lease Terms

          Thirty-four of the Company’s 53 locations are leased from unrelated third parties on varying remaining terms with varying option periods. Certain option periods may be based on formulas contained in existing leases or may be based on negotiations between the parties. The following table summarizes the number of leases expiring in each calendar period; the number of such leases with renewal options; and the number of years of each option period.

Calendar Period	Expiring Year	Leases with Renewal Options	Range in Years of Option Periods

2010	5	0	—
2011	4	3	5 years
2012	3	3	5 years
2013	1	1	10 years
2014	1	0	—
2015 & thereafter	20	10	5-10 years

          Store leases provide for a base rental of between $3.88 and $103.52 per square foot. In addition, under the “net” terms of all leases, the Company pays maintenance expenses, real estate taxes and other charges. Five leases provide for rent payments based on a percentage of sales above certain thresholds. Minimum rental payments for leased locations aggregated approximately $27,060,000 and $6,581,000 for fiscal 2009 and 2008, respectively.

          Whenever practicable, space not necessary for Company operations is offered for rent by the Company. Of the ten operating locations with available rental space, five are fully rented, two (which are multi-tenant strip malls) are partially rented and three are currently vacant. Rental income for tenanted locations, net of administrative and operating expenses of $419,000 and $512,000 in fiscal 2009 and 2008, respectively, was $2,373,000 and $2,026,000 for fiscal 2009 and 2008 respectively. Tennant leases expire at various dates during 2011 through 2047 with various option terms and periods extending to 2097.

Store Openings/Closings

          In fiscal 2009, the Company closed Syms stores in Towson, MD, Hurst, TX, Commack, NY, Cranston, RI, and Peabody, MA. No new stores were opened during fiscal 2009. A new lease, replacing our space in Falls Church, Virginia was executed with an inception date of June, 2009. Another new lease, for new space to expand the size of the Filene’s Broadway (New York) store, was executed with an inception date of January, 2010.

Item 3.	LEGAL PROCEEDINGS

          The Company is a party to routine litigation incident to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Item 4.	Reserved

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period since February 28, 2008, the Company’s Common Stock (the “Common Stock”) has been listed on NASDAQ under the symbol “SYMS”. The following table sets forth the high and low sales prices for the Common Stock as reported by NASDAQ for each quarter of the past two fiscal years.

	Year ended February 27, 2010		Year ended February 28, 2009

	High	Low	High	Low

First Quarter	$8.61	$4.22	$16.48	$10.38
Second Quarter	8.57	5.90	17.86	12.33
Third Quarter	8.29	6.57	17.24	7.30
Fourth Quarter	10.00	7.00	10.80	5.38

Holders

As of April 14, 2010, there were 317 record holders of the Common Stock.

Dividends

No dividends were paid in fiscal 2008 or fiscal 2009. Payment of dividends is within the discretion of the Company’s Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Financial Statements regarding covenants in the Company’s revolving credit agreement).

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s equity securities during fiscal 2009.

Performance Graph

Below is a graph comparing the cumulative total shareholders’ return on the Common Stock for the last five fiscal years (beginning February 26, 2005 and ending February 26, 2010, the last trading day for Fiscal 2009) with the cumulative total return of the Wilshire 5000 Index and the S&P Retail Composite Index over the same period (assuming (i) the investment of $100 on February 28, 2005 in the Common Stock and in each of these two Indexes, (ii) reinvestment of all dividends and (iii) no payment of brokerage or other commissions or fees).

Item 6.	SELECTED FINANCIAL DATA

          The selected financial data presented below has been derived from the Company’s audited financial statements for the fiscal years ended February 27, 2010, February 28, 2009, March 1, 2008, March 3, 2007 and February 25, 2006. The selected financial data presented below should be read in conjunction with such financial statements and notes thereto.

	Fiscal Year Ended

	February 27, 2010 (1)	February 28, 2009	March 1, 2008	March 3, 2007	February 25 2006

	(in thousands, except per share amounts)
Income statement data:
Net sales	$377,309	$242,000	$267,149	$281,178	$280,389
Net income (loss) from operations (2)	(4,842)	(3,993)	2,225	14,064	5,275
Net income (loss)	8,308	(3,423)	807	9,548	3,436
Net income (loss) per share – basic	0.57	(0.23)	0.06	0.66	0.23
Dividends paid	—	—	8,820	—	15,028
Net income (loss) per share – diluted	0.57	(0.23)	0.05	0.65	0.23
Balance sheet data:
Working capital	$52,798	$43,215	$57,090	$67,431	$81,832
Total assets	269,079	215,123	229,629	239,559	239,119
Long-term liabilities	11,418	840	1,178	1,548	1,520
Shareholders’ equity	195,032	186,043	192,135	202,069	210,534

(1)          Reflects the acquisition by the Company on June 19, 2009 of certain real property leases, inventory, other property, equipment and other assets of Filene’s pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code. The acquisition has been accounted for as a purchase. See Note 6 of the Notes to the Company’s Consolidated Financial Statements.

(2)          Fiscal 2009 includes a gain of $24.8 million from the receipt of insurance proceeds from officers’ life insurance policies on the life of the Company’s founder who died on November 17, 2009 and a bargain purchase gain of $9.7 million attributable to the acquisition of Filene’s.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

          This Annual Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K) may include certain forward-looking statements (within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others; general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s computer or telephone systems, possible work stoppages, or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs and other factors which may be outside the Company’s control, including the risk factors disclosed in Item 1A of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and described elsewhere in this Annual Report and other reports filed with the Securities and Exchange Commission.

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

          The Company’s accounting policies are more fully described in Note 1 to the Financial Statements presented elsewhere in this Annual Report. The Company has identified certain critical accounting policies that are described below.

Merchandise Inventory – Inventory is stated at the lower of cost or market, moving weighted average cost method for Syms and the lower of cost or market, first in, first out (“FIFO”) retail method for Filene’s. Under the moving weighted average cost method, inventory cost and the resulting gross margins are calculated by applying an average cost based on the cost of goods available for sale divided by the number of units available for sale. Under the FIFO retail method, inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. The significant estimates used are for markdowns and shrinkage. Prior to October 4, 2009, all of the Company’s inventories were stated at first in, first out as determined by the retail inventory method. The change in the method of recording Syms inventory in the current fiscal year did not have a material impact on reported results of operations.

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

Long-Lived Assets - In the evaluation of the fair value and future benefits and any potential impairment of long-lived assets, the Company performs analyses of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors, including future sales growth and profit margins, are included in this analysis. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

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

Results of Operations

          The following discussion compares the fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008. All of the fiscal years were comprised of 52 weeks.

          Fiscal Year Ended February 27, 2010 (Fiscal 2009) Compared to Fiscal Year Ended February 28, 2009 (Fiscal 2008)

          Net sales for fiscal 2009 were $377,309,000, an increase of $135,309,000 (55.9%) as compared to net sales of $242,000,000 or fiscal 2008. Net sales for fiscal 2009 included sales from Filene’s from June 19, 2009 (first date of operating ownership) of $177,483,000. Comparable store sales, which are for Syms stores only, decreased 14.9% or approximately $32.4 million, reflective of the continued economic recession in the U.S. which resulted in lower retail sales across most markets. In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years. Syms closed a store in Virginia and opened a new store in close proximity to the previous location. This location is included in the comparable store comparisons. We opened no new locations in fiscal 2009 and there was no expansion in square footage in existing stores. The remaining $9.8 million decline in sales relates primarily to stores closed in fiscal 2009.

          Gross profit for fiscal 2009 was $145,102,000 or 38.5% of net sales compared with $100,525,000 or 41.5% of net sales for the prior year, an increase of $44,577,000 or 44.3%. Gross profit for fiscal 2009 included gross profit from Filene’s from June 19, 2009 (first date of operating ownership) of $69,012,000. Gross profit for Syms, exclusive of Filene’s, decreased by $24.4 million which is attributable to decreased sales from declines in store traffic commensurate with the recessionary trend in the U.S. economy and a reduction in gross profit percentage from 41.5% to 38.1%. This decline in gross profit percentage is attributable to reduced margin on close-out sales at five stores -- Hurst, TX, Towson, MD, Commack, NY, Providence, RI, and Peabody, MA -- that were closed in fiscal 2009, reduced margin on selected merchandise at two stores in preparation for co-branding of Syms and Filene’s merchandise in the same location (Fairfield, CT and Norwood, MA), and overall margin decline across all stores due to a re-pricing strategy to reduce prices to 2001 retail levels. The Company’s gross profit may not be comparable to those of other entities, since some retail entities may include all costs related to their distribution network in cost of goods sold while others, like the Company, exclude a portion of those costs from gross profit and, instead, include them in operating expenses such as selling and administrative expenses and occupancy costs.

          Selling, general and administrative expense (“SG&A”) increased $39,218,000 to $113,908,000 (30.2% as a percentage of net sales) for fiscal 2009 as compared to $74,690,000 (30.9% as a percentage of net sales) for fiscal 2008. SG&A for fiscal 2009 included SG&A from Filene’s from June 19, 2009 (first date of operating ownership) of $46,042,000. SG&A for Syms, exclusive of Filene’s, decreased by $6,824,000, predominately as a result of reductions in personnel and other controllable expenses commensurate with the reduction in sales previously discussed.

          Advertising expense for fiscal 2009 was $8,193,000 or 2.2% of net sales compared with $6,339,000 or 2.6% of net sales for the prior year, an increase of $1,854,000 or 29.2%. Advertising expense for fiscal 2009 included advertising expense from Filene’s from June 19, 2009 (first date of operating ownership) of $3,127,000. For fiscal 2009 vs. fiscal 2008, advertising expense for Syms, exclusive of Filene’s, decreased by $1,273,000, primarily due to shifts away from TV advertising to a lower-cost and more geographically focused usage of radio, e-mail and in-store promotional activities.

          Occupancy costs for fiscal 2009 were $45,087,000 or 12.0% of net sales compared with $15,557,000 or 6.4% of net sales for the prior year, an increase of $29,530,000. Occupancy costs for fiscal 2009 included occupancy costs from Filene’s from June 19, 2009 (first date of operating ownership) of $30,844,000. Occupancy costs for Syms, exclusive of Filene’s, decreased by $1,314,000, primarily as a result of the closure of five store locations. In addition, increased occupancy in certain rental properties resulted in the Company offsetting occupancy costs with net rental income of $2,372,000 in fiscal 2009 compared to $2,026,000 in fiscal 2008.

          Depreciation and amortization expense for fiscal 2009 was $11,414,000 or 3.0% of net sales compared with $8,003,000 or 3.3% of net sales for the prior year, an increase of $3,250,000. Depreciation and amortization expense for fiscal 2009 included depreciation and amortization expense from Filene’s from June 19, 2009 (first date of operating ownership) of $3,767,000. For fiscal 2009, depreciation and amortization expense for Syms, exclusive of Filene’s, decreased by $356,000 due primarily to assets reaching fully depreciated status.

          In conjunction with the acquisition of Filene’s, the Company determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million, resulting in a bargain purchase gain, based upon valuations of inventory, fixed assets, equipment and intangible assets, net of deferred taxes, customer obligations and other adjustments. Acquisition costs inclusive of investment banking, legal, professional and other costs aggregating $4.9 million were expensed in the periods incurred.

          During Fiscal 2009 the Company recorded an impairment charge of $80,000 related to estimated impairments in carrying value of one retail location and a loss of $1,168,000 from the disposition of assets related to the closure of five store locations. During Fiscal 2008 the Company recorded an impairment charge of $530,000 and a gain from the sale of assets of $503,000.

          Other income was $25,049,000 for fiscal 2009 as compared to $53,000 for fiscal 2008. This increase is due to the receipt of life insurance proceeds from officers’ life insurance policies on the life of the Company’s founder (Sy Syms), who died on November 17, 2009.

          Interest expense was $1,538,000 for fiscal 2009 as compared to $38,000 for fiscal 2008. This increase is due to interest incurred on a cash surrender value advance and interest incurred on borrowings under a revolving credit facility with Bank of America and an unused credit line with IDB.

          Net loss before the recovery of income taxes for fiscal 2009 was $6,380,000 or (1.7%) of net sales compared with net loss before income taxes of $4,031,000 or (1.7%) of net sales for fiscal 2008, a decrease of $2,349,000. The decrease in operating results before income taxes resulted from the factors discussed above.

          For Fiscal 2009 the effective income tax rate was 230.2% as compared to 15.1% for Fiscal 2008. The increase in the effective tax rate for Fiscal 2009 reflects the impact of permanent differences of certain income items not taxable.

Fiscal Year Ended February 28, 2009 (Fiscal 2008) Compared to Fiscal Year Ended March 1, 2008 (Fiscal 2007)

          Net sales for Fiscal 2008 were $242,000,000, a decrease of $25,149,000 (9.4%) as compared to net sales of $267,149,000 for Fiscal 2007. The decrease in sales is largely attributable to reductions in store traffic, especially in the latter half of Fiscal 2008, as general economic conditions resulted in lower retail sales across most markets. Comparable store sales in Fiscal 2008 decreased 7.9% or approximately $20.5 million. In our comparable store computation, we only include locations that were open for a period of at least twelve months and stores that were open during both fiscal years. We opened no new locations in Fiscal 2008 and there was no expansion in square footage in existing stores.

          Gross profit for Fiscal 2008 was $100,525,000 or 41.5% of net sales compared with $109,981,000 or 41.2% of net sales for the prior year, a decrease of $9,456,000 or 8.6%. The gross profit percentage increased 0.3% in Fiscal 2008 primarily reflective of improved physical controls over inventory coupled with reductions in mark-downs reflective of changes in inventory mix. The Company’s gross profit may not be comparable to those of other entities that include all of the costs related to their distribution network in cost of goods sold because the Company excludes a portion of those costs from gross profit. Instead, the Company includes such costs in other items such as SG&A costs and/or occupancy costs.

          SG&A expense for Fiscal 2008 was $74,690,000 or 30.9% of net sales compared with $76,959,000 or 28.8% of net sales for the prior year, a decrease of $2,269,000 or 2.9%. SG&A expenses decreased primarily as a result of costs cut in the face of declining sales, with the greatest reductions in costs realized in payroll related expenses offset by increases in health insurance, union and certain other insurance costs.

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

          Depreciation and amortization expense for Fiscal 2008 was $8,003,000 or 3.3% of net sales compared with $7,659,000 or 2.9% of net sales for the prior year. Depreciation and amortization expense increased $344,000 or 4.5% largely as a result of capital improvements, such as roofing and HVAC upgrades at various retail locations, as well as in Syms our distribution center.

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

Liquidity and Capital Resources

          Working capital at February 27, 2010 was $52,798,000, an increase of $9,583,000 from February 28, 2009, and the ratio of current assets to current liabilities was 1.84 to 1 as compared to 2.53 to 1 at February 28, 2009. The Company’s merchandise inventory was $29,754,000 higher at fiscal year-end primarily due to the acquisition of Filene’s partially offset by the Company’s efforts to reduce inventory in the face of reduced store traffic in the current economic environment. Accounts payable increased $32,420,000 from February 28, 2009 primarily due to the acquisition of Filene’s. Assets Held For Sale increased $7,190,000 from February 28, 2009 as a result of the closing of the Hurst, TX and Commack, NY stores in fiscal 2009 and actively pursuing the sale of these properties.

          Net cash provided by operating activities totaled $26,877,000 for Fiscal 2009 as compared to $3,215,000 for Fiscal 2008. This increase is primarily due to receipt of life insurance proceeds from officers’ life insurance policies on the Company’s founder, who died during fiscal 2009.

          Net cash used in investing activities was $51,097,000 for fiscal 2009 as compared to net cash used of $12,778,000 for fiscal 2008. The acquisition of the assets of Filene’s largely accounts for this increase.

          Net cash provided by financing activities was $24,447,000 for fiscal 2009 as compared to net cash used of $519,000 for fiscal 2008. For fiscal 2009, this reflects an advance of $16,000,000 of cash value of officers’ life insurance and proceeds from credit borrowings of $8,402,000 to cover operating expenses. For fiscal 2008, this reflects the purchase of treasury shares of $2,817,000 offset in substantial part by proceeds from options exercises of $2,298,000.

          The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility. The Company is in compliance in all respects with this facility at February 27, 2010. As of February 27, 2010, $8 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which, when utilized, reduce availability under the facility. At February 27, 2010 and February 28, 2009 the Company had outstanding letters of credit of $6,552,000 and $741,000 respectively.

          The Company had budgeted capital expenditures of approximately $8 million for the fiscal year ending February 27, 2010. For the year, the Company incurred $12 million of capital expenditures. Capital expenditures exceeded budget due primarily to unforeseen expenditures for a new roof at the Secaucus, NJ facility of $1.5 million, additional IT costs related to the Epicor conversion of $1.5 million and expenditures to refurbish Co-branded stores and Filene’s stores which were not known at the time the budget was prepared. Capital expenditures are expected to range from $15 million to $17 million for Fiscal 2010. Although some of the anticipated expenditures are discretionary, we believe that they are necessary to maintain efficient, orderly and safe operating environments. We expect to fund these expenditures from cash generated by operations and the Company’s existing credit facilities.

          The Company’s acquisition of Filene’s was effected pursuant to an order of the United States Bankruptcy Court for the District of Delaware entered under Sections 105, 363 and 365 of the United States Bankruptcy Code and a purchase agreement (the “Purchase Agreement”) entered into by a wholly-owned subsidiary of the Company and other parties. Pursuant to the Purchase Agreement, the Company acquired real property leases relating to 23 Filene’s store locations and a distribution center, fixed assets and equipment at such locations, inventory at all Filene’s locations (regardless of whether the Company assumed the real property lease for the subject location), certain of Filene’s contracts, certain intellectual property and certain other related assets. The Company also assumed certain obligations under such contracts and the real property leases relating to the acquired locations. The purchase price (the “Purchase Price”) paid at closing for the assets acquired by the Company, Vornado Realty Trust and its fifty percent owned joint venture (unrelated to the Company) was $64,392,120, of which the Company paid $38,926,800 and, as more fully described below, Vornado and its joint venture paid $25,050,000. The Company funded its portion of the Purchase Price, as well as other amounts it paid at closing, with borrowings under the Company’s secured credit facility with Israel Discount Bank, and from a withdrawal of $16.0 million of accumulated cash value from a life insurance policy. Vornado’s $25,050,000 payment was comprised of the following: (i) a joint venture (unrelated to the Company) fifty percent owned by Vornado paying approximately $16,800,000 of the Purchase Price to acquire from the seller a termination of the venture’s existing lease in Boston, Massachusetts with the seller; and (ii) Vornado’s funding $8,250,000 in connection with the Company’s agreeing to amend Vornado’s lease assumed by the Company at 4 Union Square South in New York, New York, to provide, among other things, for a minimum $1,500,000 increase in annual rent. The lease between Vornado and Filene’s at Vornado’s Bergen Town Center in Paramus, New Jersey was also assumed by the Company.

          The U.S. economy is continuing to experience weakness across virtually every sector. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase concomitant costs. Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit facility will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 28, 2011.

Impact of Inflation and Changing Prices

          Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations for its last three fiscal years.

Contractual Obligations and Commercial Commitments

          To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Contractual Obligations
Operating Leases	$318,061,000	$35,526,000	$65,285,000	$60,832,000	$156,418,000
Revolving Credit Facility	8,402,000		8,402,000

Total Contractual Cash Obligations	$326,463,000	$35,526,000	$73,687,000	$60,832,000	$156,418,000

	Amount of Commitment Expiration Per Period

	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 Years

Other Commercial Commitments
Lines of Credit	$—	$—	—	—	—
Letters of Credit	6,552,000	6,552,000	—	—	—

Total Commercial Commitments	$6,552,000	$6,552,000	—	—	—

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

          The information required by this Item is incorporated herein by reference to the financial statements and supplementary data set forth in “Item 15 – Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

Item 9A.	CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our management, including Marcy Syms, the Chief Executive Officer of the Company, and Raymond Siconolfi, the Controller and Chief Accounting Officer of the Company, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Accounting Officer have concluded that these disclosure controls and procedures are effective at a reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

May 13, 2010

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

          In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of February 27, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

          Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. The Company has excluded Filene’s Basement from its Report on Internal Control over Financial Reporting for fiscal 2009 due to the timing of closing date of the acquisition on June 18, 2009 and the expectation that internal control over financial reporting related to Filene’s Basement will be changed to conform with our internal control over financial reporting in 2010. Activity related to Filene’s Basement will be included in management’s 2010 internal control assessment. Filene’s Basement constituted approximately 13% of consolidated assets as of February 27, 2010. Filene’s Basement net sales and net loss constituted 47% and 26% of net sales and net income (before inclusion of Filene’s net loss), respectively, for the year then ended.

          There have been no significant changes in the Company’s internal controls or in other factors which could materially affect internal controls subsequent to the date the Company’s management carried out its evaluation.

          The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent registered public accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both internal and external auditors.

          BDO Seidman, LLP, the independent registered public accounting firm which audits our financial statements, has audited internal control over financial reporting as of February 27, 2010 and has expressed an unqualified opinion thereon.

/s/ Marcy Syms	/s/ Raymond Siconolfi
Marcy Syms	Raymond Siconolfi
Chairman and Chief Executive Officer	Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Syms Corp
Secaucus, NJ

We have audited the Syms Corp’s internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Syms Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Filenes Basement, which was acquired on June 18, 2009, and the accounts of which are included in the consolidated balance sheet of Syms Corp as of February 27, 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended. Filenes Basement assets and net liabilities constituted 13% and 2% of total assets and net assets, respectively, as of February 27, 2010. Filene’s Basement net sales and net loss constituted 47% and 26% of net sales and net income (before inclusion of Filene’s net loss), respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Filenes Basement because of the timing of the acquisition which was completed on June 18, 2009. Our audit of internal control over financial reporting of Syms Corp also did not include an evaluation of the internal control over financial reporting of Filenes Basement.

In our opinion, Syms Corp maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syms Corp as of February 27, 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended and our report dated May 13, 2010 expressed an unqualified opinion thereon.

BDO Seidman, LLP

New York, New York
May 13, 2010

Item 9B.	OTHER INFORMATION - None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

          In accordance with General Instruction G (3) of the General Instructions to Form 10-K, the other information called for by Item 10 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

Equity Plan Compensation Information

          The following table provides information as of February 27, 2010, about the shares of our common stock that may be issued upon exercise of options granted to employees or members of our Board under all of our existing equity compensation plans, including our 2005 stock option plan.

	COLUMN (A)	COLUMN (B)	COLUMN (C)

	Securities to be issued upon exercise of outstanding Options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)

Plan Category:
Equity compensation plans approved by security holders	97,500	$15.01	—
Equity compensation plans not approved by security holders	—	—	—

Total	97,500	$15.01	—

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE NUMBER
(a)(1)	Financial Statements filed as part of this Annual Report:

	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Shareholders’ Equity	F-4
	Statements of Cash Flows	F-5
	Notes to Financial Statements	F-6

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II: Valuation and qualifying accounts

Schedules, other than those listed above, are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)	List of Exhibits:

          The following exhibits which are marked with an asterisk are filed as part of this Annual Report and the other exhibits set forth below are incorporated by reference from (i) the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 (the “Registration Statement”) or (ii) where indicated, the Company’s reports on Form 8-K, Form 10-Q or Form 10-K or the Company’s Proxy Statement (Commission File No. 1-8564).

2.1

Purchase Agreement, dated as of June 18, 2009, by and among SYL, LLC, a wholly owned subsidiary of Syms Corp Filene’s Basement, Inc. and FB Leasing Services (exhibit 10.1 to Current Report dated June 24, 2009).

3.1	Certificate of Incorporation of Syms Corp, as filed in the Registration Statement.

3.2	Amended and Restated By-laws of Syms Corp (exhibit 3.1 to Current Report on Form 8-K dated January 12, 2009).

4.1	Specimen Certificate of Common Stock as filed in the Registration Statement.

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

10.5

Credit Agreement, dated as of August 27, 2009, by and among Syms Corp, SYL LLC, the guarantors party thereto from time to time, (iii) the lenders party thereto from time to time and (iv) Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer to Current Report on Form 8-K dated September 1, 2009)

21.1*	List of Subsidiaries

23.1*	Consent of BDO Seidman, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*

Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMS CORP

By:	/s/ Marcy Syms

Marcy Syms
Chairman and Chief Executive Officer

Date: May 13, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcy Syms	Chairman of the Board/ Chief Executive Officer and Director (Principal executive officer)	May 13, 2010

Marcy Syms

/s/ Raymond Siconolfi	Controller and Chief Accounting Officer	May 13, 2010
(Principal financial and accounting officer)

/s/ Bernard H. Tenenbaum	Director	May 13, 2010

Bernard H. Tenenbaum

/s/ Thomas E. Zanecchia	Director	May 13, 2010

Thomas E. Zanecchia

/s/ Henry M. Chidgey	Director	May 13, 2010

Henry M. Chidgey

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

The audits referred to in our report dated May 13, 2010 relating to the financial statements of Syms Corp, which is contained in Item 15 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
May 13, 2010

SCHEDULE II

SYMS CORP
Valuation and qualifying accounts
Fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008

		Additions

	Balance at beginning of period	Charged against revenues or to costs & expenses	Charged to other accounts	Deductions	Balance at end of period

Reserve for inventory obsolescence

Fiscal 2007	4,201,000	—	—	(1,381,000)	2,820,000
Fiscal 2008	2,820,000	—	—	(624,000)	2,196,000
Fiscal 2009	2,196,000	2,603,313		(398,000)	4,401,313

Deferred tax valuation allowance

Fiscal 2007	—	—	—	—	—
Fiscal 2008	—	—	—	—	—
Fiscal 2009	—	—	346,000		346,000

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SYMS Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp as of February 27, 2010 and February 28, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 27, 2010. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syms Corp at February 27, 2010 and February 28, 2009, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 27, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Syms Corp’s internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 13, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
May 13, 2010

Consolidated Balance Sheets

(In thousands except per share amounts)

	February 27, 2010	February 28, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,049	$1,822
Receivables	3,195	1,589
Merchandise inventories - net	82,234	52,480
Deferred income taxes	5,912	3,045
Assets held for sale	14,392	7,202
Prepaid expenses and other current assets	7,645	5,317

TOTAL CURRENT ASSETS	115,427	71,455

PROPERTY AND EQUIPMENT - Net	118,539	95,956
DEFERRED INCOME TAXES	18,113	15,209
BUILDING AND AIR RIGHTS	9,134	9,134
OTHER ASSETS	7,866	23,369

TOTAL ASSETS	$269,079	$215,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,356	$14,936
Accrued expenses	9,945	9,012
Obligations to customers	5,328	4,292

TOTAL CURRENT LIABILITIES	62,629	28,240

OTHER LONG TERM LIABILITIES	3,016	840

LONG TERM DEBT	8,402	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	—	—
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,598 shares outstanding (net of 4,298 treasury shares) as of February 27, 2010, and 14,590 shares outstanding (net of 4,298 treasury shares) as of February 28, 2009.	800	800
Additional paid-in capital	21,605	21,560
Treasury stock	(45,903)	(45,903)
Accumulated Other Comprehensive Income	(1,491)	(2,127)
Retained earnings	220,021	211,713

TOTAL SHAREHOLDERS’ EQUITY	195,032	186,043

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$269,079	$215,123

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended

	February 27, 2010	February 28, 2009	March 1, 2008

Net sales	$377,309	$242,000	$267,149
Cost of goods sold	232,207	141,475	157,168

Gross profit	145,102	100,525	109,981

Expenses:
Selling, general and administrative	113,908	74,690	76,959
Advertising	8,193	6,339	8,561
Occupancy, net	45,087	15,557	14,323
Depreciation and amortization	11,414	8,003	7,659
Asset impairment charge	80	530	745
Bargain purchase gain	(9,714)	—	—
Acquisition costs	4,857	—	—
Gain from life insurance proceeds and other income	(25,049)	(53)	(491)
(Gain) loss on disposition of assets	1,168	(548)	—

Total expenses	149,944	104,518	107,756

Net income (loss) from operations	(4,842)	(3,993)	2,225

Interest (expense) income	(1,538)	(38)	911

Net income (loss) before income taxes	(6,380)	(4,031)	3,136

Income tax provision (benefit)	(14,688)	(608)	2,329

Net income (loss)	$8,308	$(3,423)	$807

Net income (loss) per share - basic	$0.57	$(0.23)	$0.06

Weighted average shares outstanding - basic	14,593	14,589	14,659

Net income (loss) per share - diluted	$0.57	$(0.23)	$0.05

Weighted average shares outstanding - diluted	14,593	14,589	14,760

See Notes to Consolidated Financial Statements

SYMS CORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Additional Paid-in Capital				Accumulated Other Com- prehensive Income (Loss)
	Common Stock			Treasury Stock
						Retained Earnings
	Shares	Amount		Shares	Amount			Total

BALANCE AS OF March 3, 2007	18,669	$789	$19,264	(3,968)	$(41,383)	$223,399	$—	$202,069

Exercise of options	1		4	—	—	—	—	4
Tax benefit derived from exercise of options	—	—	5	—	—	—	—	5
Stock buyback	—	—	—	(114)	(1,703)	—	—	(1,703)
Payment of dividends	—	—	—	—	—	(8,820)	—	(8,820)
FIN 48 reserve	—	—	—	—	—	(250)	—	(250)
Comprehensive income:
Net income	—	—	—	—	—	807	—	807
Deferred pension gain, net of tax	—	—	—	—	—	—	23	23

Total comprehensive income	—	—	—	—	—	—	—	830

BALANCE AS OF March 1, 2008	18,670	$789	$19,273	(4,082)	$(43,086)	$215,136	$23	$192,135

Exercise of options	218	11	2,137	—	—	—	—	2,148
Tax benefit derived from exercise of options	—	—	150	—	—	—	—	150
Stock buyback	—	—	—	(216)	(2,817)	—	—	(2,817)
Comprehensive income:
Net (loss)	—	—	—	—	—	(3,423)	—	(3,423)
Deferred pension (loss), net of tax	—	—	—	—	—	—	(2,150)	(2,150)

Total comprehensive (loss)	—	—	—	—	—	—	—	(5,682)

BALANCE AS OF February 28, 2009	18,888	$800	$21,560	(4,298)	$(45,903)	$211,713	$(2,127)	$186,043

Exercise of options	9		45					45
Comprehensive income:
Net income	—	—	—	—	—	8,308	—	8,308
Deferred pension gain, net of tax	—	—	—	—	—	—	636	636

Total comprehensive income	—	—	—	—	—	—	—	8,944

BALANCE AS OF February 27, 2010	18,896	$800	$21,605	(4,298)	$(45,903)	$220,021	$(1,491)	$195,032

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended

	February 27, 2010	February 28, 2009	March 1, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,308	$(3,423)	$807

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,414	8,003	7,659
Asset impairment	80	530	745
Bargain purchase gain	(9,714)	—	—
Deferred income taxes	(9,316)	(615)	(497)
(Gain) loss on disposition of assets	1,168	(503)	10
(Increase) decrease in operating assets, net of Filene’s acquisition:
Receivables	(1,606)	856	(719)
Merchandise inventories	(8,438)	13,606	(2,277)
Prepaid expenses and other current assets	(1,827)	(1,170)	907
Other assets	1,078	(1,995)	(2,152)
Increase (decrease) in operating liabilities, net of Filene’s acquisition:
Accounts payable	32,420	(10,674)	3,932
Accrued expenses	5,703	(262)	(2,522)
Obligations to customers	(160)	(151)	485
Other long term liabilities	2,176	(338)	(370)
Income taxes	(4,409)	(940)	(1,732)

Net cash provided by operating activities	26,877	3,215	4,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in building and air rights	—	(6,034)	(3,100)
Purchase of Filene’s Basement	(38,927)	—	—
Expenditures for property and equipment	(12,224)	(7,667)	(6,687)
Proceeds from sale of land and other assets	54	923	17

Net cash used in investing activities	(51,097)	(12,778)	(9,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value advance	16,000	—	—
Payment of dividend	—	—	(8,820)
Exercise of stock options	45	2,148	4
Stock repurchase	—	(2,817)	(1,703)
Tax benefit of options	—	150	5
Borrowings on revolving credit facilities	51,494
Repayments on revolving credit facilities	(43,092)	—	—

Net cash provided by (used in) financing activities	24,447	(519)	(10,514)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	227	(10,082)	(16,008)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,822	11,904	27,912

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,049	$1,822	$11,904

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$975	$170	$166

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

FISCAL YEARS ENDED FEBRUARY 27, 2010, FEBRUARY 28, 2009 AND MARCH 1, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Principal Business - Syms Corp (the “Company”) operates a chain of 27 “off-price” retail clothing stores located in the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms store offers a broad range of first quality, in season merchandise bearing nationally recognized designer or brand-name labels for men, women and children. On June 18, 2009 the Company, through a wholly-owned subsidiary, acquired certain real property leases, inventory, other property, equipment and other assets of Filene’s Basement (“Filene’s”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code (see Note 6). As a result, in addition to the 27 Syms stores, since June 19, 2009, the Company has also operated 23 Filene’s Basement stores that are located in the Northeastern, Middle Atlantic, Midwest and Southeast regions. Filene’s Basement also offers a broad range of first quality brand name and designer clothing for men, women and children. The Company operates in a single operating segment – the operation of “off-price” retail stores.

b.

Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

c.

Accounting Period - Fiscal 2009 ended on February 27, 2010; fiscal 2008 ended on February 28, 2009, and fiscal 2007 ended on March 1, 2008. The fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008 were comprised of 52 weeks.

d.

Occupancy Costs – Occupancy expenses for fiscal 2009, 2008 and 2007 have been reduced by net rental income of $2,373,000, $2,026,000 and $3,006,000, respectively from real estate holdings incidental to the Company’s retail operations.

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

h.

Merchandise Inventories - Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the moving average cost method for Syms and by the retail inventory method for Filene’s. Prior to October 4, 2009, all of the Company’s inventories were stated at first in, first out as determined by the retail inventory method. The change in the method of recording Syms inventory in the current fiscal year did not have a material impact on reported results of operations.

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

The Company’s policy is to amortize leasehold improvements over the original lease term and not include any renewal terms. The Company’s policy is to capitalize costs incurred during the application-development stage for software acquired and further customized by outside vendors for the Company’s use. Computer software is included in property, plant and equipment on the balance sheet.

j.

Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management’s strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

k.	Deferred Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end.

l.

Other Assets – The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $1.9 million and $22.0 million at February 27, 2010 and February 28, 2009, respectively. In March 2009, as a result of uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16.0 million of accumulated cash value which was ultimately used in connection with the Company’s acquisition of Filene’s, more fully discussed in Note 6 below. The Company continued to be a beneficiary of life insurance policies insuring Mr. Sy Syms, the Company’s founder and Chairman, who died on November 17, 2009. Pursuant to those policies, in December 2009, the Company received cash proceeds of approximately $29.9 million, which was net of the aforementioned, previously received $16.0 million in cash values. Net of the cash surrender value of officer’s life insurance of $5.1 million recorded as of August 29, 2009 in other assets, the Company realized a net gain of $24.8 million. Upon receipt, the aforementioned cash proceeds were used for working capital purposes and to repay a portion of the Company’s senior debt facility.

m.	Accrued Expenses – Accrued expenses include accrued payroll of $2.7 million and $1.5 million in fiscal 2009 and fiscal 2008, respectively.

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

p.	Revenue Recognition – The Company recognizes revenue at the “point of sale”. Allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded.

q.	Comprehensive Income (Loss) – Comprehensive income (loss) was $8.9 million, ($5.7) million and $0.8 million for fiscal years 2009, 2008 and 2007, respectively.

r.

Segment Reporting - Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” (now ASC 280) establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single reporting segment - the operation of off-price retail stores. Revenues from external customers are derived from merchandise sales. The Company’s merchandise sales mix by product category for the last three fiscal years was as follows:

	Fiscal Year

	2009	2008	2007

Women’s dresses, suits, separates and accessories	44%	29%	29%
Men’s tailored clothes and haberdashery	42%	53%	53%
Luggage, domestics and fragrances	5%	3%	3%
Children’s wear	5%	7%	7%
Shoes	4%	8%	8%

	100%	100%	100%

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

u.

Advertising Costs – Advertising and sales promotion costs are expensed at the time the advertising occurs. Advertising and sales promotion costs were $8,193,000, $6,339,000 and $8,561,000 in fiscal 2009, 2008 and 2007, respectively. The Company does not receive any allowances or credits from vendors in connection with the purchase or promotion of the vendor’s product, such as co-operative advertising and other considerations.

v.

Accounting for Stock-Based Compensation – The Company accounts for stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“FAS123(R)”) (now ASC 718). Consistent with ASC 718 “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during fiscal 2009, and all options previously issued are fully vested.

w.

New Accounting Pronouncements – In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (now ASC Subtopic 320-10-65), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Staff Position did not have an effect on our operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (now ASC Subtopic 855-10). This standard establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This standard is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this standard did not have a material impact on our results of operations or our financial position.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (now part of ASC Topic 860, also issued as ASU No. 2009-16). The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this standard are to be applied to transfers that occur on or after the effective date. The adoption of this standard is not expected to have a material impact on our results of operations or our financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (now part of ASC Subtopic 810, also issued as ASU No. 2009-17). This standard amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our results of operations or our financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (now ASC Subtopic 105-10, also issued as ASU No. 2009-01). This standard establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our results of operations or our financial position.

In August 2009, the FASB issued ASU No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.” ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820. ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-5 did not have a material impact on our results of operations or our financial position.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 will not have a material impact on our results of operations or our financial position.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification.” ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate. ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts Topic 810 or, if Topic 810 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted Topic 810. The adoption of ASU No. 2010-02 did not have an impact on our results of operations or our financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of ASU No. 2010-06 will not have a material effect on our results of operations or our financial position.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	February 27, 2010	February 28, 2009

	(in thousands)
Land	$37,615	$42,125
Buildings and building improvements	109,919	112,011
Leasehold and leasehold improvements	39,037	28,531
Machinery and equipment	22,233	23,212
Furniture and fixtures	28,303	19,721
Construction in progress	1,685	1,933
Computer software	16,002	14,521

	254,794	242,054
Less: accumulated depreciation and amortization	136,255	146,098

	$118,539	$95,956

In addition to the properties reflected in the above amounts, the Company has four properties, in Ohio, Pennsylvania, Texas and New York that are held for sale. In conjunction with the above, the Company recorded impairment charges in fiscal 2009 of $80,000 and in fiscal 2008 of $530,000. The New York property was sold subsequent to year end for an amount greater than the value recorded at February 27, 2010.

NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Fiscal Year Ended

	February 27, 2010	February 28, 2009	March 1, 2008

	(in thousands)
Current:
Federal	$(5,954)	$(437)	$3,154
State	582	197	(328)

	(5,372)	(240)	2,826

Deferred:
Federal	$(7,321)	$(55)	$(1,790)
State	(1,995)	(313)	1,293

	(9,316)	(368)	(497)

(Benefit)/provision for income taxes	$(14,688)	$(608)	$2,329

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the (recovery)/provision for income taxes:

	Fiscal Year Ended

	February 27, 2010	February 28, 2009	March 1, 2008

	(in thousands)
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State taxes[1]	25.1	3.8	13.3
Non-deductible insurance premiums	(10.9)	(18.6)	23.2
Non-taxable insurance proceeds	135.8	—	—
Non-taxable bargain purchase gain	53.4	—	—
Change of valuation allowance	(5.4)	—	—
Other	(2.8)	(5.1)	2.8

Effective income tax rate	230.2%	15.1%	74.3%

1 Includes adjustment in fiscal 2007 of prior year accrual and true-up of state net operating losses.

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended

	February 27, 2010	February 28, 2009

	(in thousands)
Deferred tax assets:
Capitalization of inventory costs	$1,783	$979
Pension cost	28	16

Reserves not currently deductible for tax purposes	4,431	2,450
Net operating loss carry forwards	6,889	390
Depreciation	12,183	12,877
Step rent	936	78
Pension Plan Obligation adjustment	995	1,464

Total deferred tax assets	$27,245	$18,254
Valuation Allowance	(346)	—

Deferred tax assets after valuation allowance	26,899	18,254
Deferred tax liabilities:
Depreciation	(2,074)	—
Intangibles	(778)	—
Other	(22)	—

Total deferred tax liabilities	(2,874)	—

Net deferred tax assets	$24,025	$18,254

Current deferred tax assets	$5,912	$3,045
Long term deferred tax assets	18,113	15,209

Total deferred tax assets	$24,025	$18,254

At February 27, 2010, the Company had state net operating loss carry forwards of approximately $37,634,000. These net operating losses expire in years through fiscal 2029. The Company also had federal net operating loss carry forwards of approximately $13,080,000. These net operating losses will expire in the year 2029.

Based on management’s assessment it is more likely than not that, for federal purposes, deferred tax assets will be realized by future taxable income or tax planning strategies. A valuation allowance of approximately $346,000 was recorded in fiscal 2009 for certain state net operating losses not expected to be fully utilized.

Effective March 4, 2007, the Company adopted FIN 48 (now ASC Subtopic 740-10), Accounting for Uncertainty in Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, the Company recorded as a cumulative effect adjustment, a decrease to retained earnings at the beginning of fiscal 2007 of approximately $250,000 and increased accruals for uncertain tax positions and related interest and penalties by a corresponding amount. The Company has continued to recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. For fiscal 2009, the Company recorded approximately $14,000 in interest before federal and state tax effect. The aggregate tax liability as related to uncertain tax positions, plus related interest and penalties, as of February 27, 2010 is approximately $308,000.

Examinations by federal tax authorities have been completed through fiscal 2006. State examinations occur at various dates covering various periods; one of the larger such examinations, the State of New Jersey, has concluded its examination through fiscal 2005.

NOTE 4 - BANK CREDIT FACILITIES

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility, and expires on August 27, 2012. In connection with the new Bank of America facility, the company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula, currently LIBOR +3%. The Company is in compliance in all respects with the Bank of America facility at February 27, 2010. As of February 27, 2010, $8.4 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which when utilized, reduce availability under the facility. At February 27, 2010 and February 28, 2009 the Company had outstanding letters of credit of $6,552,000 and $741,000, respectively. Total interest charges incurred for fiscal 2009, fiscal 2008 and fiscal 2007 were $1,628,000, $170,000, and $171,000, respectively. There was no capitalized interest for fiscal 2009, 2008 or 2007.

NOTE 5 – FAIR VALUE MEASUREMENTS

Effective March 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157 (now ASC Subtopic 820-10), Fair Value Measurements (“ASC 820-10”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent re-measurement during fiscal 2009.

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

Assets measured at fair value on a recurring basis include the following as of February 27, 2010 and February 28, 2009:

Fair Value Measurement at February 27, 2010 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at February 27, 2010

Cash and cash equivalents	$2,049,000	$—	$—	$2,049,000

Cash surrender value – Officers’ Life Insurance	$—	$1,905,000	$—	$1,905,000

Fair Value Measurement at February 28, 2009 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at February 27, 2010

Cash and cash equivalents	$1,822,000	$—	$—	$1,822,000

Cash surrender value – Officers’ Life Insurance	$—	$22,033,000	$—	$22,033,000

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, the Company was required to determine the fair value of the Company’s pension plan assets as of February 27, 2010. The fair value of pension plan assets was $7.0 million at February 27, 2010. These assets are valued in active liquid markets.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be level 3 inputs.

NOTE 6 – ACQUISITION OF FILENE’S BASEMENT

On June 19, 2009 the Company, through its wholly-owned subsidiary, SYL, LLC, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States Bankruptcy Court for the District of Delaware in accordance with Sections 105, 363 and 365 of the United States Bankruptcy Code. Filene’s was acquired for a variety of reasons including the opportunity to capitalize on the strength of brand awareness, leverage the utilization of combined infrastructure and personnel, and to expand market share in the off-price retail clothing market. The purchase price paid at closing was approximately $64.4 million in cash, of which $38.9 million was paid for by the Company. Approximately $25.0 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $ 23.9 million in borrowings under the Company’s asset-based revolving credit facility (Note 4), and the remainder from cash on hand. The acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of SFAS 141(R) (now ASC Topic 805), Business Combinations.

The consolidated condensed financial statements presented herein include the results of operations for Filene’s from the period June 19, 2009 through February 27, 2010.

The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million, which was recorded as a bargain purchase gain, and is shown as a separate component of operating expenses in the consolidated financial statements for fiscal 2009. The gain of approximately $13,122,000, before netting of the related deferred tax liabilities of $3,408,000, was recognized for book purposes only. The gain is not recognized currently for tax purposes and the bargain purchase resulted in a downward adjustment of the tax basis of the assets acquired. In accordance with Reg. 1.1060-1(c)(2) and 1.338-6(b), the residual method was used to allocate the purchase price among the assets classes. This resulted in reduction of basis for Class V assets (fixed assets and prepaid expenses) and elimination of basis for Class VI (Trade name and customer list). The cost of acquisition, in the amount of approximately $4.9 million, is capitalized for tax and deducted as a current expense for book purposes.

The following table presents (in thousands) the estimated fair values of the net assets acquired and the excess of such net assets over the purchase price at acquisition date:

Inventory	$21,316
Fixed assets and equipment	30,051
Intangible assets	2,090

Fair value	53,457
Purchase Price	38,927

Excess of fair value over purchase price	14,530
Less: Deferred taxes	(3,408)
Obligations to customers	(1,197)
Other adjustments	(211)

Bargain purchase gain	$9,714

Intangible assets are comprised primarily of trademarks with a 10 year life, while the customer list acquired having a value of $40,000 has a useful life of 5 years. In conjunction with the transaction, acquisition costs inclusive of investment banking, legal, professional and other costs aggregating $4.9 million were expensed in the periods incurred.

Included in the accompanying consolidated financial statements are Filene’s net sales of $177.4 million and a net loss of $2.9 million since June 19, 2009 (first date of operating ownership and consolidation) and is included in the consolidated statement of operations. The following table summarizes, on a pro-forma basis, the combined results of operations of the Company and Filene’s as though the acquisition had occurred as of March 2, 2008. The pro-forma amounts give effect to adjustments to exclude Filene’s store locations not acquired. The pro-forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition occurred as of March 2, 2008 or of future consolidated operating results.

	Fiscal Year ended (in thousands)

	Feb. 27, 2010	Feb. 28, 2009

Revenues	$441,925	$580,117
Net income (1)	$(2,878)	$(355)

(1)

Fiscal 2009 includes a gain of $24,764,000 from the receipt of insurance proceeds from officers’ life insurance policies on the life of the Company’s founder and fiscal 2008 includes a bargain purchase gain of $9,714,000 attributable to the acquisition of Filene’s.

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

The investment strategy objectives of the plan are continued growth and income. All plan assets are managed by outside investment managers. Asset allocations are reviewed on a regular basis by the investment management company. Equities are primarily S&P 500 securities which make up approximately 51% of plan assets. Fixed income securities make up the remaining approximate 49% and consist primarily of securities in the Barclay’s Capital Aggregate (formerly the Lehman Aggregate) and Merrill Lynch 1-3 year Government Corporate indexes. The measurement date used for fiscal 2009 is February 27, 2010. For fiscal 2008, the measurement date was February 28, 2009. For fiscal 2007and prior, the measurement date used was December 31 immediately prior to each fiscal year end.

Presented below is financial information relating to this plan for the fiscal years indicated:

	February 27, 2010	February 28, 2009

	(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation – beginning of period	$10,034	$9,736
Interest cost	558	682
Actuarial loss	132	153
Gross benefits paid	(1,051)	(537)

Net benefit obligation – end of period	$9,673	$10,034

CHANGE IN PLAN ASSETS:
Fair value of plan assets – beginning of period	$6,338	$9,723
Gross benefits paid	(1,051)	(537)
Actual (loss)/return on plan assets	1,746	(2,848)

Fair value of plan assets – end of period	$7,033	$6,338

Funded status at year end	$(2,640)	$(3,696)

Pension expense (benefit) includes the following components:

	February 27, 2010	February 28, 2009	March 1, 2008

	(in thousands)
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost	$—	$—	$—
Interest cost	558	682	544
(Return) loss on assets	(1,746)	2,848	(756)
Amortization of (gain) loss	1,350	(3,577)	24

Net periodic (benefit) cost	$162	$(47)	$(188)

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate	6.1%	6.3%	5.8%
Rate of compensation increase	—	—	4.5%

The expected long-term rate of return on plan assets was 8.0% for all years.

As of February 27, 2010 the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2010	$598
2011	602
2012	596
2013	610
2014	635
2015-2019	$3,426

The fair values and asset allocation of the Company’s plan assets as of February 27, 2010 and the target allocation for fiscal 2010, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

Asset Category	Asset Allocation	Fair Value	% of Plan Assets

Cash and equivalents	0% to 5%	$65	1%
Equity Securities	45% to 55%	3,652	52%
Fixed Income Securities	45% to 55%	3,316	47%

Total		$7,033	100%

The Company adopted SFAS 158 (now ASC Topic 715) for fiscal 2006. Under the provisions of ASC 715, the Company is required to recognize in its consolidated balance sheet the unfunded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the Pension Plan, this is equal to the accumulated benefit obligation.

In addition, ASC 715 requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Gains or losses represent changes in the amount of either the projected benefit obligations or plan assets resulting from changes in assumptions, actuarial gains/losses and actual investment returns. ASC 715 did not change the recognition of pension income or expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since its adoption of the Accelerated Method, the adoption of ASC 715 did not have a material effect on the Company’s reported pension liability or pension expense in any period presented. Effective with fiscal 2008, the measurement date for the plan coincides with the fiscal year end date.

b.

Profit-Sharing and 401(k) Plan - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The Company made contributions to this plan of $450,000 in fiscal 2007. No contributions were made in fiscal 2008 and fiscal 2009.

NOTE 8 - COMMITMENTS

a.

Leases - The Company has various operating leases for its retail stores, with terms expiring between 2010 and 2031. Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses. Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts. Future minimum lease payments under operating leases as of February 27, 2010 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal 2010	$35,526
Fiscal 2011	33,902
Fiscal 2012	31,383
Fiscal 2013	30,704
Fiscal 2014	30,128
Thereafter	156,418

Total	$318,061

Rent expense for operating leases (in thousands) is as follows:

	Fiscal Year Ended

	February 27, 2010	February 28, 2009	March 1, 2008

Minimum rentals due	$27,060	$6,581	$6,683
Escalation rentals accrued	2,167	(338)	(369)
Sublease rentals	(1,319)	(250)	(250)

Total	$27,908	$5,993	$6,064

b.

Legal Proceedings - The Company is a party to routine litigation incidental to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

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

NOTE 10 - STOCK OPTION PLAN

The Company’s Amended and Restated Stock Option and Appreciation Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price. The Company has reserved 1,500,000 shares of common stock for issuance thereunder. The Company is no longer issuing options under its Amended and Restated Incentive Stock Option and Appreciation Plan.

No option or stock appreciation rights may be granted under the Amended and Restated Incentive Stock Option Plan after July 28, 2013. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company).

On July 14, 2005, at the annual meeting of shareholders of the Company, the shareholders of the Company approved the 2005 Stock Option Plan (the “2005 Plan”), which 2005 Plan was adopted by the Board of Directors of the Company on April 7, 2005 subject to shareholder approval. The 2005 Plan permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares of Common Stock issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The aggregate intrinsic value of the outstanding and exercisable options during fiscal 2009 and fiscal 2008 was approximately $0 and $932,000, respectively. The aggregate intrinsic values of options exercised during fiscal 2009 and fiscal 2008 were approximately $17,000 and $706,000, respectively.

The following table summarizes stock option activity for each of the past three fiscal years:

	Fiscal Year Ended

	(in thousands except per share amounts)
	February 27, 2010		February 28, 2009		March 1, 2008

	Fiscal 2005 Shares	Weighted Average Exercise Price	Fiscal 2005 Shares	Weighted Average Exercise Price	Fiscal 2005 Shares	Weighted Average Exercise Price

FIXED OPTIONS
Outstanding – beginning of year	111	$13.81	329	$11.19	330	$11.17
Exercised	(9)	7.18	(218)	9.81	(0.8)	13.74
Cancelled	(4)	5.21	—	—	(0.5)	5.21

Outstanding – end of year	98	$15.01	111	$13.81	329	$11.19

Options exercisable at year end	98	$15.01	111	$13.81	329	$11.19

During 2009, stock options for 8,822 shares were exercised and 4,790 shares were cancelled by the Company. The remaining outstanding options expire in 2015.

NOTE 11 - NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128 (now ASC Topic 260), basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income (loss) per share gives effect to outstanding stock options, if they are dilutive.

Net income (loss) per share has been computed as follows:

	Fiscal 2009		Fiscal 2008	Fiscal 2007

	(in thousands except per share amounts)
Basic and diluted net income (loss) per share:

Net income (loss)	$8,308		$(3,423)	$807
Average shares outstanding - basic	14,593		14,589	14,659

Net income (loss) per share – basic	$0.57		$(0.23)	$0.06

Average shares outstanding – diluted	14,593	*	14,589 *	14,760

Net income (loss) per share – diluted	$0.57		$(0.23)	$0.05

*All outstanding options were anti-dilutive for fiscal 2009 and fiscal 2008

NOTE 12 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Quarter
	First	Second	Third	Fourth

	(In thousands, except per share amounts)
YEAR ENDED FEBRUARY 27, 2010 (1)
Net sales	$50,256	$76,437	$135,159	$115,457
Gross profit	21,061	28,173	57,868	38,000
Net income (loss) (2) (3)	$(2,035)	$(7,889)	$25,646	$(7,414)
Net income (loss) per share – basic	$(0.14)	$(0.54)	$1.76	$(0.51)
Net income (loss) per share – diluted	$(0.14)	$(0.54)	$1.76	$(0.51)

	Quarter
	First	Second	Third	Fourth

	(In thousands, except per share amounts)
YEAR ENDED FEBRUARY 28, 2009
Net sales	$64,588	$59,030	$64,330	$54,052
Gross profit	28,178	23,140	26,632	22,575
Net income (loss) (2) (4) (5)	$626	$(1,271)	$(891)	$(1,887)
Net income (loss) per share – basic	$0.04	$(0.09)	$(0.06)	$(0.12)
Net income (loss) per share – diluted	$0.04	$(0.09)	$(0.06)	$(0.12)

(1)	Results for fiscal 2009 are materially impacted by the acquisition of Filene’s Basement in the second quarter. (See Note 6).

(2)	Includes impairment charges of $80 and $530 in the fourth quarter of Fiscal 2009 and Fiscal 2008 respectively, relating to certain leased properties or properties held for sale.

(3)

Includes income of $24.8 million from the receipt of life insurance proceeds from officers’ life insurance policies in the third quarter and a bargain purchase gain of $9.7 million attributable to the acquisition of Filene’s in the second quarter.

(4)	Includes adjustment for $209,000 in the fourth quarter reflecting accelerated depreciation for the anticipated closing of one store and the related tax effect of $109,000.

(5)	Includes a $290,000 fourth quarter adjustment to the income tax payable account related to prior year taxes.