Form 10-Q
period 2010-05-29
SYMS CORP
filed 2010-07-01
CIK 724742

SYMS CORP

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 29, 2010
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

Yes ☐             No ☑

At June 30, 2010 the latest practicable date, there were 14,448,188 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

INDEX

			PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets as of May 29, 2010, February 27, 2010, and May 30, 2009		1

	Consolidated Condensed Statements of Operations for the Thirteen Weeks Ended May 29, 2010 and May 30, 2009		2

	Consolidated Condensed Statements of Cash Flows for the Thirteen Weeks Ended May 29, 2010 and May 30, 2009		3

	Notes to Consolidated Condensed Financial Statements		4 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		9 - 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		13

Item 4.	Controls and Procedures		13

PART II.	Other Information		13 - 14

	Item 1.	Legal Proceedings
	Item 1a.	Risk Factors
	Item 6.	Exhibits

SIGNATURES			14-19

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SYMS CORP

Consolidated Condensed Balance Sheets

(In thousands except per share amounts)

	May 29, 2010	February 27, 2010	May 30, 2009

	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,820	$2,049	$20,686
Receivables	4,326	3,195	1,479
Merchandise inventories - net	91,617	82,234	49,248
Deferred income taxes	5,912	5,912	3,045
Assets held for sale	8,618	14,392	7,202
Prepaid expenses and other current assets	7,739	7,645	4,370

TOTAL CURRENT ASSETS	121,032	115,427	86,030

PROPERTY AND EQUIPMENT - Net	118,460	118,539	95,969
DEFERRED INCOME TAXES	18,113	18,113	15,018
BUILDING AND AIR RIGHTS	9,134	9,134	9,134
OTHER ASSETS	7,648	7,866	7,515

TOTAL ASSETS	$274,387	$269,079	$213,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,684	$47,356	$16,934
Accrued expenses	8,243	9,945	7,748
Obligations to customers	5,256	5,328	4,218

TOTAL CURRENT LIABILITIES	67,183	62,629	28,900

LONG TERM DEBT	9,816	8,402	—

OTHER LONG TERM LIABILITIES	4,372	3,016	758

SHAREHOLDERS’ EQUITY
Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	—	—	—
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,448 shares outstanding (net of 4,448 treasury shares) as of May 29, 2010, and 14,598 shares outstanding (net of 4,298 treasury shares) as of February 27, 2010 and 14,590 shares outstanding (net of 4,298 treasury shares) as of May 30, 2009	800	800	800
Additional paid-in capital	21,605	21,605	21,560
Treasury stock	(47,110)	(45,903)	(45,903)
Accumulated Other Comprehensive Loss	(1,491)	(1,491)	(2,127)
Retained earnings	219,212	220,021	209,678

TOTAL SHAREHOLDERS’ EQUITY	193,016	195,032	184,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$274,387	$269,079	$213,666

NOTE: The balance sheet at February 27, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the Thirteen Weeks Ended

	May 29, 2010	May 30, 2009

Net sales	$121,445	$50,256
Cost of goods sold	67,702	29,195

Gross profit	53,743	21,061

Expenses:
Selling, general and administrative	34,647	16,812
Advertising	2,541	776
Occupancy, net	14,394	3,432
Depreciation and amortization	3,409	1,932

Total expenses	54,991	22,952

Loss from operations	(1,248)	(1,891)

Interest expense	(200)	(227)

Loss before income taxes	(1,448)	(2,118)

Income tax benefit	(639)	(83)

Net loss	$(809)	$(2,035)

Net loss per share - basic	$(0.06)	$(0.14)

Weighted average shares outstanding - basic	14,478	14,590

Net loss per share - diluted	$(0.06)	$(0.14)

Weighted average shares outstanding - diluted	14,478	14,590

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Thirteen Weeks Ended

	May 29, 2010	May 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(809)	$(2,035)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,409	1,932
Deferred income taxes	—	191
Gain on disposition of assets	(63)	—
(Increase) decrease in operating assets:
Receivables	(1,131)	110
Merchandise inventories	(9,383)	3,232
Prepaid expenses and other current assets	(94)	947
Other assets	154	(161)
Increase (decrease) in operating liabilities:
Accounts payable	6,328	1,998
Accrued expenses	(1,612)	(861)
Income taxes	(162)	(476)
Other long term liabilities	1,356	(82)

Net cash provided (used) by operating activities	(2,007)	4,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(3,823)	(1,931)
Proceeds from sale of land, building and other assets	6,394	—

Net cash provided (used) in investing activities	2,571	(1,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value advance	—	16,000
Purchase of Treasury shares	(1,207)	—
Borrowings on revolving credit facilities	66,000
Repayments on revolving credit facilities	(64,586)	—

Net cash provided by financing activities	207	16,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	771	18,864
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,049	1,822

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,820	$20,686

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$202	$151

Income taxes (net of refunds)	$(480)	$204

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - The Company

Syms Corp (the “Company”) currently operates a chain of 49 “off-price” apparel stores located predominantly on the east coast under the Syms & Filene’s Basement names. Each Syms and Filene’s Basement store offers a broad range of first quality, in season merchandise bearing nationally recognized designer and brand-name labels. The Company, through a wholly-owned subsidiary, acquired certain real property leases, inventory, other property, equipment and other assets of Filene’s Basement (“Filene’s” or “Filene’s Basement”), on June 18, 2009, pursuant to an auction conducted in accordance with §363 of the Federal Bankruptcy Code (see Note 11). As a result, since June 19, 2009, the Company has operated both the Syms (“Syms”) and Filene’s Basement stores. The Company operates in a single reporting segment – the operation of “off-price” retail stores.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such rules and regulations, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 29, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 27, 2010.

Occupancy expenses for the thirteen week period ended May 29, 2010 and May 30, 2009 have been reduced by net rental income of $563,000, and $606,000, respectively, from real estate holdings incidental to the Company’s retail operations.

The preparation of these consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States, of necessity requires management to make estimates and assumptions that may affect the reported amounts and related disclosures. Actual amounts could differ from such estimates.

The Company’s fiscal year ends the Saturday nearest to the end of February. The fiscal year ended February 27, 2010 (“fiscal 2009”) was comprised of 52 weeks. The fiscal year ending February 26, 2011 (“fiscal 2010”) will also be comprised of 52 weeks.

Fair Value of Financial Instruments – As of May 29, 2010, February 27, 2010 and May 30, 2009, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value. Refer to Note 10 for ASC 820, “Fair Value Measurements” (“ASC 820”) disclosures.

Note 3 - Other Assets

The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $1.9 million, $1.9 million and $6.1 million at May 29, 2010, February 27, 2010 and May 30, 2009, respectively. In March 2009, as a result of uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16.0 million of accumulated cash value which was ultimately used in connection with the Company’s acquisition of Filene’s, more fully discussed in Note 11 below. The Company continued to be a beneficiary of life insurance policies insuring Mr. Sy Syms, the Company’s founder and Chairman, who died on November 17, 2009. Pursuant to those policies, in December 2009, the Company received cash proceeds of approximately $29.9 million, which was net of the aforementioned, previously received

SYMS CORP

$16.0 million in cash values. Net of the cash surrender value of officer’s life insurance of $5.1 million recorded as of August 29, 2009 in other assets, the Company realized a net gain of $24.8 million. Upon receipt, the aforementioned cash proceeds were used for working capital purposes and to repay a portion of the Company’s senior debt facility.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market, as determined by the moving weighted average cost method for Syms and by the retail inventory method for Filene’s. Prior to October 4, 2009 all of the Company’s inventories were stated at first in, first out as determined by the retail inventory method. The change in the method of recording Syms inventory in the third quarter of fiscal 2009 did not have a material impact on reported results of operations.

Note 5 - Bank Credit Facilities

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility, and expires on August 27, 2012. In connection with the new Bank of America facility, the Company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula, currently Prime +2.25%. The Company is in compliance in all respects with the Bank of America facility at May 29, 2010. As of May 29, 2010, approximately $9.8 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which when utilized, reduce availability under the facility. At May 29, 2010, February 27, 2010 and May 30, 2009 the Company had outstanding letters of credit of $7.9 million, $6.6 million and $0, respectively.

Note 6 - Net Income (Loss) per Share

Basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income (loss) per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net loss per share:

	Thirteen Weeks Ended

	May 29, 2010	May 30, 2009

	(in thousands except per share amounts)

Basic net loss per share:
Net loss	$(809)	$(2,035)
Average shares outstanding - basic	14,478	14,590
Basic net loss per share	$(0.06)	$(0.14)

Diluted net loss per share:
Net loss	$(809)	$(2,035)
Average shares outstanding - diluted	14,478	14,590
Diluted net loss per share	$(0.06)	$(0.14)

SYMS CORP

For periods with losses, options are excluded from the computations of diluted net loss per share because the effect would be anti-dilutive. Options to purchase 97,500 and 111,112 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding at May 29, 2010 and May 30, 2009, respectively.

Note 7 – Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on our results of operation or our financial position.

Note 8 – Share Based Compensation

The Company’s Amended and Restated Stock Option and Appreciation Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of incentive stock options for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price, subject to applicable laws. The Company has reserved 1,500,000 shares of common stock for such issuance. The Company is no longer issuing options under its Amended and Restated Incentive Stock Option and Appreciation Plan.

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

Consistent with ASC 718 “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the thirteen weeks ended May 29, 2010, and all options previously issued are fully vested.

SYMS CORP

Stock option activity during the thirteen weeks ended May 29, 2010 is as follows:

(In thousands, except per share amounts)

	Number Of options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (years)	Aggregate Intrinsic Value

Outstanding February 28, 2010	98	$15.01	—	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options outstanding at May 29, 2010	98	$15.01	5.1	(765)

Options exercisable at May 29, 2010	98	$15.01	5.1	(765)

As of May 29, 2010, there was no unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

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

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. For the thirteen week period ended May 29, 2010, the Company recorded approximately $3,000 in interest before federal and state tax effect. The aggregate tax liability related to uncertain tax positions, plus related interest and penalties, as of May 29, 2010 is approximately $311,000.

For the thirteen week period ended May 29, 2010 the effective income tax rate was 44.1% as compared to 4.0% for the comparable period a year ago. The difference between the effective income tax rate and the federal statutory rate and the reason for the increase in effective income tax is due to permanent differences in deductibility of expenses for book and tax purposes. In addition, in 2009, the Company recorded certain expense adjustments related to prior years.

Note 10 – Fair Value Measurements

Effective March 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157 (now ASC Subtopic 820-10), Fair Value Measurements (“ASC 820-10”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent re-measurement during fiscal 2009 or the first quarter of fiscal 2010.

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

SYMS CORP

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Assets measured at fair value on a recurring basis include the following as of May 29, 2010, February 27, 2010 and May 30, 2009:

Fair Value Measurement at May 29, 2010 Using

(In thousands)	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at May 29, 2010

Cash and cash equivalents	$2,820	$—	$—	$2,820

Cash surrender value – Officers’ Life Insurance	$—	$1,928	$—	$1,928

Fair Value Measurement at February 27, 2010 Using

(In thousands)	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at February 27, 2010

Cash and cash equivalents	$2,049	$—	$—	$2,049

Cash surrender value – Officers’ Life Insurance	$—	$1,905	$—	$1,905

Fair Value Measurement at May 30, 2009 Using

(In thousands)	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at May 30, 2009

Cash and cash equivalents	$20,686	$—	$—	$20,686

Cash surrender value – Officers’ Life Insurance	$—	$6,144	$—	$6,144

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, the Company was required to determine the fair value of the Company’s pension plan assets as of February 27, 2010. The fair value of pension plan assets was $7.0 million at February 27, 2010. As of May 29, 2010, the fair value of pension plan assets was $6.9 million. These assets are valued in active liquid markets.

SYMS CORP

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

Note 11 – Acquisition of Filene’s Basement

On June 19, 2009 the Company, through a wholly-owned subsidiary, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States Bankruptcy Court for the District of Delaware. The purchase price paid at closing was approximately $64.4 million in cash, of which $38.9 million was paid for by the Company. Approximately $25.0 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $ 23.9 million in borrowings under the Company’s asset-based revolving credit facility (Note 5) and the remainder from cash on hand. The acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of SFAS 141(R) (now ASC Topic 805), Business Combinations.

The consolidated condensed financial statements presented herein include the results of operations for Filene’s during the period from June 19, 2009 through May 29, 2010.

Note 12 – Related Party Transaction

On March 9, 2010, the Company purchased 150,196 shares of the Company’s Common Stock from the Estate of Sy Syms at a price of $8.04 per share. The purchase was approved by a committee of the Board consisting solely of the independent members of the Board. The price approved by the committee, after consultation with a financial consultant and counsel, represented a 5% discount to a thirty day volume weighted average price.

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

SYMS CORP

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

Merchandise Inventory – Inventory is stated at the lower of cost or market, as determined by the moving weighted average cost method for Syms and the lower of cost or market, FIFO retail method for Filene’s. Under the FIFO retail method, inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. The significant estimates used are for markdowns and shrinkage.

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

Shrinkage is estimated as a percentage of sales for the period from the date of the last physical inventory to the end of the fiscal year. Physical inventories are taken at least annually for all locations and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is used as the standard for the shrinkage accrual following the physical inventory.

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

Deferred Tax Valuation Allowance - The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies that could produce additional future taxable income in assessing the need for a valuation allowance. Should the Company determine that it will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

SYMS CORP

Results of Operations

Thirteen weeks Ended May 29, 2010 Compared to Thirteen weeks Ended May 30, 2009

Net sales increased by $71.2 million or 142% to $121.4 million during the thirteen weeks ended May 29, 2010. Sales were $50.3 million in the comparable period last year. This increase was primarily the result of the acquisition of Filene’s in June 2009 which contributed $74.4 million of the sales increase. In addition, comparable store sales, which are only for the Syms stores, increased 4.5% and contributed $2.0 million of the sales increase in the thirteen weeks ended May 29, 2010. Comparable store sales in the prior year period decreased 20.5%. The increase in comparable store sales was the result of a higher average transaction size partially offset by a decrease in the number of transactions. The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve months. Partially offsetting the above sales increases, was the loss of sales resulting from the closing of five stores during the past year.

Gross profit increased by $32.7 million to $53.7 million during the thirteen weeks ended May 29, 2010 from $21.1 million during the thirteen weeks ended May 30, 2009. Gross profit as a percent of net sales increased by 240 basis points to 44.3% during the thirteen weeks ended May 29, 2010 from 41.9% during the comparable prior year period. This increase was primarily due to the acquisition of Filene’s which had a higher gross profit rate than the Syms stores results last year. In addition the Syms stores had an improvement in their gross profit rate as a result of lower markdowns this year.

Selling, general and administrative expense (“SG&A”) increased $17.8 million to $34.6 million for the thirteen weeks ended May 29, 2010 as compared to $16.8 million for the thirteen weeks ended May 30, 2009 primarily as a result of the Filene’s acquisition. As percentage of net sales, SG&A decreased approximately 500 basis points to 28.5% of net sales during the thirteen weeks ended May 29, 2010 from 33.5% of net sales in the comparable prior year period. Excluding the acquisition costs incurred during the thirteen weeks ended May 30, 2009, SG&A as a percentage of net sales decreased by 420 basis points, primarily as a result of the Filene’s acquisition and the related leveraging of expenses over a larger sales base.

Advertising expense for the thirteen weeks ended May 29, 2010 was $2.5 million or 2.1% of net sales as compared to $0.8 million or 1.5% of net sales for the thirteen weeks ended May 30, 2009. Advertising expense for the thirteen week period ending May 29, 2010 increased primarily due to the acquisition of Filene’s and higher radio expenditures at Syms.

Occupancy costs (net) were $14.4 million or 11.9% of net sales for the thirteen weeks ended May 29, 2010 as compared to $3.4 million or 6.8% of net sales for the thirteen weeks ended May 30, 2009 with the increase primarily related to the Filene’s acquisition. Included as an offset to net occupancy cost is rental income from third parties. For the thirteen week period ended May 29, 2010 and May 30, 2009, rental income was $563,000 and $606,000, respectively. Occupancy costs for the thirteen week period ended May 29, 2010 included occupancy costs for Filene’s of $11.3 million. For the thirteen weeks ended May 29, 2010 as compared to the same period last year, occupancy costs for Syms, exclusive of Filene’s, decreased by $0.3 million, predominately as a result of the closure of five store locations during the past year.

Depreciation and amortization expense was $3.4 million or 2.8% of net sales for the thirteen weeks ended May 29, 2010 as compared to $1.9 million or 3.8% of net sales for the thirteen weeks ended May 30, 2009. Depreciation and amortization expense for the thirteen week period ended May 29, 2010 included depreciation and amortization expense for Filene’s of $1.2 million. For the thirteen weeks ended May 29, 2010 versus the same period last year, depreciation and amortization expense for Syms, exclusive of Filene’s, increased by $0.3 million due primarily to capital expenditure additions over the past twelve months.

Interest expense was $0.2 million or 0.2% of net sales for the thirteen weeks ended May 29, 2010 as compared to $0.2 million or 0.5% of net sales for the thirteen weeks ended May 30, 2009. For the thirteen weeks ended May 29, 2010 interest expense was a result of borrowings on the Company’s revolving credit

SYMS CORP

facility. During the prior year period, interest expense was primarily due to borrowing against the cash surrender value of officers’ life insurance policies.

As a result of the above-noted items, the loss before income taxes for the thirteen weeks ended May 29, 2010 was $1.4 million as compared to a loss of $2.1 million for the same period last year.

For the thirteen week period ended May 29, 2010 the effective income tax rate was 44.1% as compared to 4.0% for the comparable period a year ago. The difference between the effective income tax rate and the federal statutory rate and the reason for the increase in effective income tax is due to permanent differences in deductibility of expenses for book and tax purposes. In addition, in 2009, the Company recorded certain expense adjustments related to prior years.

Liquidity and Capital Resources

Working capital as of May 29, 2010 was $53.8 million, a decrease of $3.2 million as compared to $57.1 million as of May 30, 2009. This decrease in working capital is primarily attributable to higher accounts payable and lower cash partially offset by higher inventory. The increases in accounts payable and inventory are to support the business needs of Filene’s. Cash has decreased as a result of the cash used to partially fund the Filene’s acquisition.

Net cash used by operating activities totaled $2.0 million for the thirteen weeks ended May 29, 2010 as compared to net cash provided by operating activities of $4.8 million for the thirteen weeks ended May 30, 2009. This decrease resulted largely from increases in merchandise inventory levels partially offset by increases in accounts payable, both attributed to the acquisition of Filene’s.

Net cash provided by investing activities was $2.6 million for the thirteen weeks ended May 29, 2010, as compared to $1.9 million used in investing activities for the thirteen weeks ended May 30, 2009. The proceeds from the sale of land, building and other assets of two former store locations largely accounts for this increase. Capital expenditures for property and equipment increased from $1.9 million during the thirteen weeks ended May 30, 2009 to $3.8 million during the thirteen weeks ended May 29, 2010. The increase is largely attributed to the larger store base as a result of the Filene’s acquisition.

Net cash provided by financing activities was $0.2 million for the thirteen weeks ended May 29, 2010, as compared to net cash provided by financing activities of $16 million for the thirteen weeks ended May 30, 2009. This decrease was the result of an advance of $16 million on the cash surrender value of officers’ life insurance last year.

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility, and expires on August 27, 2012. In connection with the new Bank of America facility, the company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula, currently Prime +2.25%. The Company is in compliance in all respects with the Bank of America facility at May 29, 2010. As of May 29, 2010, approximately $9.8 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which when utilized, reduce availability under the facility. At May 29, 2010 and May 30, 2009 the Company had outstanding letters of credit of $7.9 million and $0, respectively.

The U.S. economy is continuing to experience weakness across virtually every sector. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase concomitant costs. Management believes that existing

SYMS CORP

cash, internally generated funds, trade credit and funds available from the revolving credit facility will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 26, 2011.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

Recent Accounting Pronouncements

See Note 7 of Notes to Consolidated Condensed Financial Statements for a description of the Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operations and Financial Condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended May 29, 2010. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 29, 2010 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010 (Fiscal 2009), which could materially affect the Company’s business, financial condition or future results. The risks

SYMS CORP

described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6.	EXHIBITS

(a) Exhibits filed with this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP

Date: July 1, 2010	By	/s/ Marcy Syms

MARCY SYMS
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: July 1, 2010	By	/s/ Seth L. Udasin

SETH L. UDASIN
SENIOR VICE PRESIDENT
CHIEF FINANCIAL and ADMINISTRATIVE OFFICER
(Principal Financial and Accounting Officer)

SYMS CORP

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.