Form 10-Q
period 2010-08-28
SYMS CORP
filed 2010-10-07
CIK 724742

SYMS CORP

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 28, 2010
OR

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

Yes ☐            No ☑

At September 30, 2010 the latest practicable date, there were 14,448,188 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

INDEX

			PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets as of August 28, 2010, February 27, 2010 and August 29, 2009		1

	Consolidated Condensed Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended August 28, 2010 and August 29, 2009		2

	Consolidated Condensed Statements of Cash Flows for the Twenty-Six Weeks Ended August 28, 2010 and August 29, 2009		3

	Notes to Consolidated Condensed Financial Statements		4-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		9-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		14

Item 4.	Controls and Procedures		14

PART II.	Other Information		15

	Item 1.	Legal Proceedings
	Item 1a.	Risk Factors
	Item 6.	Exhibits

SIGNATURES			16-20

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SYMS CORP

Consolidated Condensed Balance Sheets

(In thousands except per share amounts)

	August 28, 2010	February 27, 2010	August 29, 2009

	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,885	$2,049	$8,059
Receivables	3,112	3,195	3,868
Merchandise inventories - net	99,429	82,234	96,126
Deferred income taxes	5,912	5,912	3,045
Assets held for sale	8,618	14,392	10,024
Prepaid expenses and other current assets	8,290	7,645	8,319

TOTAL CURRENT ASSETS	128,246	115,427	129,441

PROPERTY AND EQUIPMENT – Net	119,309	118,539	122,898
DEFERRED INCOME TAXES	25,972	18,113	11,719
BUILDING AND AIR RIGHTS	9,134	9,134	9,134
OTHER ASSETS	7,403	7,866	11,081

TOTAL ASSETS	$290,064	$269,079	$284,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,382	$47,356	$67,781
Accrued expenses	12,066	9,945	9,601
Obligations to customers	5,280	5,328	5,274

TOTAL CURRENT LIABILITIES	76,728	62,629	82,656

LONG TERM DEBT	25,951	8,402	23,977

OTHER LONG TERM LIABILITIES	5,299	3,016	1,521

SHAREHOLDERS’ EQUITY
Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,448 shares outstanding (net of 4,448 treasury shares) as of August 28, 2010, 14,598 shares outstanding (net of 4,298 treasury shares) as of February 27, 2010 and 14,590 shares outstanding (net of 4,298 treasury shares) as of August 29, 2009	800	800	800
Additional paid-in capital	21,605	21,605	21,560
Treasury stock	(47,110)	(45,903)	(45,903)
Accumulated other comprehensive loss	(1,491)	(1,491)	(2,127)
Retained earnings	208,282	220,021	201,789

TOTAL SHAREHOLDERS’ EQUITY	182,086	195,032	176,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$290,064	$269,079	$284,273

NOTE: The balance sheet at February 27, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended

	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009

Net sales	$102,073	$76,437	$223,518	$126,693
Cost of goods sold	64,950	48,264	132,652	77,459

Gross profit	37,123	28,173	90,866	49,234

Expenses:
Selling, general and administrative	34,347	28,872	68,994	45,264
Advertising	1,703	1,129	4,244	1,905
Occupancy, net	15,322	12,623	29,716	16,055
Depreciation and amortization	3,446	3,035	6,855	4,967
Bargain purchase gain	-	(9,407)	-	(9,407)
Acquisition costs	-	4,148	-	4,568

Total expenses	54,818	40,400	109,809	63,352

Loss from operations	(17,695)	(12,227)	(18,943)	(14,118)

Interest expense	448	648	648	875

Loss before income taxes	(18,143)	(12,875)	(19,591)	(14,993)

Income tax benefit	(7,213)	(4,986)	(7,852)	(5,069)

Net loss	$(10,930)	$(7,889)	$(11,739)	$(9,924)

Net loss per share – basic and diluted	$(0.76)	$(0.54)	$(0.81)	$(0.68)

Weighted average shares outstanding – basic and diluted	14,448	14,590	14,463	14,590

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Twenty-Six Weeks Ended

	August 28, 2010	August 29, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,739)	$(9,924)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,855	4,967
Bargain purchase gain	-	(9,407)
Deferred income taxes	(7,859)	(110)
(Gain) loss on disposition of assets	(47)	262
(Increase) decrease in operating assets:
Receivables	83	(2,279)
Merchandise inventories	(17,195)	(22,330)
Prepaid expenses and other current assets	(646)	(2,501)
Other assets	290	(692)
Increase (decrease) in operating liabilities:
Accounts payable	12,026	52,845
Accrued expenses	2,121	(124)
Obligations to customers	(48)	(214)
Other long term liabilities	2,283	23

Net cash (used) provided by operating activities	(13,876)	10,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Filene’s Basement	-	(39,342)
Expenditures for property and equipment	(8,036)	(4,914)
Proceeds from sale of land, building and other assets	6,406	-

Net cash used in investing activities	(1,630)	(44,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value advance	-	16,000
Purchase of Treasury shares	(1,207)	-
Borrowings on revolving credit facility	170,225	23,977
Repayments on revolving credit facility	(152,676)	-

Net cash provided by financing activities	16,342	39,977

NET INCREASE IN CASH AND CASH EQUIVALENTS	836	6,237
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,049	1,822

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,885	$8,059

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$346	$609

Income taxes (net of refunds)	$(427)	$(827)

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - The Company

As of August 28, 2010, Syms Corp (the “Company”), operated a chain of 48 “off-price” apparel stores located predominantly on the east coast of the United States under the Syms & Filene’s Basement names. Each Syms and Filene’s Basement store offers a broad range of first quality, in season merchandise bearing nationally recognized designer and brand-name labels. The Company, through a wholly-owned subsidiary, acquired certain real property leases, inventory, other property, equipment and other assets of Filene’s Basement (“Filene’s” or “Filene’s Basement”), on June 18, 2009, pursuant to an auction conducted in accordance with §363 of the Federal Bankruptcy Code (see Note 11). As a result, since June 19, 2009, the Company has operated both the Syms (“Syms”) and Filene’s Basement stores. The Company operates in a single reporting segment – the operation of “off-price” retail stores.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such rules and regulations, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended August 28, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2011 or any other period. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 27, 2010.

Occupancy expenses for the thirteen and twenty-six week periods ended August 28, 2010 and August 29, 2009 have been reduced by net rental income of $516,000, $576,000, $1,080,000 and $1,181,000, respectively, from real estate holdings incidental to the Company’s retail operations.

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

Fair Value of Financial Instruments – As of August 28, 2010, February 27, 2010 and August 29, 2009, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value. Refer to Note 10 for ASC 820, “Fair Value Measurements” (“ASC 820”) disclosures.

Note 3 - Other Assets

The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $2.0 million, $1.9 million and $6.3 million at August 28, 2010, February 27, 2010 and August 29, 2009, respectively. In March 2009, as a result of uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16.0 million of accumulated cash value which was ultimately used in connection with the Company’s acquisition of Filene’s, more fully discussed in Note 11 below. The Company continued to be a beneficiary of life insurance policies insuring Mr. Sy Syms, the Company’s founder and Chairman, who died on November 17, 2009. Pursuant to those policies, in December 2009, the

SYMS CORP

Company received cash proceeds of approximately $29.9 million, which was net of the aforementioned, previously received $16.0 million in cash values. Net of the cash surrender value of officer’s life insurance of $5.1 million recorded as of August 29, 2009 in other assets, the Company realized a net gain of $24.8 million. Upon receipt, the aforementioned cash proceeds were used for working capital purposes and to repay a portion of the Company’s senior debt facility.

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

Note 5 - Bank Credit Facilities

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility, and expires on August 27, 2012. In connection with the new Bank of America facility, the Company incurred and capitalized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula, currently Prime +2.25% or LIBOR +3.25%. The Company is in compliance in all respects with the Bank of America facility at August 28, 2010. As of August 28, 2010, approximately $26.0 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit, which when utilized, reduce availability under the facility. At August 28, 2010, February 27, 2010 and August 29, 2009 the Company had outstanding letters of credit of $6.6 million, $6.6 million and $0, respectively.

Note 6 - Net Income (Loss) per Share

Basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income (loss) per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net loss per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009

	(in thousands except per share amounts)
Basic and diluted net loss per share:
Net loss	$(10,930)	$(7,889)	$(11,739)	$(9,924)
Average shares outstanding – basic and diluted	14,448	14,590	14,463	14,590
Basic and diluted net loss per share	$(0.76)	$(0.54)	$(0.81)	$(0.68)

For periods with losses, options are excluded from the computations of diluted net loss per share because the effect would be anti-dilutive. Options to purchase 97,500 and 111,112 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding at August 28, 2010 and August 29, 2009, respectively.

SYMS CORP

Note 7 – Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s results of operation or our financial position.

Note 8 – Share Based Compensation

The Company’s Amended and Restated Stock Option and Appreciation Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of incentive stock options for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price, subject to applicable laws. The Company has reserved 1,500,000 shares of common stock for such issuance. The Company is no longer granting options under its Amended and Restated Incentive Stock Option and Appreciation Plan.

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

Consistent with ASC 718 “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the twenty-six weeks ended August 28, 2010, and all options previously issued are fully vested.

SYMS CORP

Stock option activity during the twenty-six weeks ended August 28, 2010 is as follows:

(In thousands, except per share amounts)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (years)	Aggregate Intrinsic Value

Outstanding February 28, 2010	98	$15.01	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at August 28, 2010	98	$15.01	4.9	(716)

Options exercisable at August 28, 2010	98	$15.01	4.9	(716)

As of August 28, 2010, there was no unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized in future periods.

Note 9 – Income Taxes

For the thirteen week period ended August 28, 2010 the effective income tax rate was 39.8% as compared to 38.7% for the comparable period a year ago. For the twenty-six week period ended August 28, 2010, the effective income tax rate was 40.0% as compared to 33.8% for the comparable period a year ago. The difference between the effective income tax rate and the federal statutory rate is primarily state income taxes and to a lesser extent permanent differences in the deductibility of expenses for book and tax. The reason for the increase in the effective income tax rate is due to changes in the amount of permanent differences in deductibility of expenses for book and tax purposes. In addition, in the twenty-six week period ended August 29, 2009, the Company recorded certain income tax expense adjustments related to prior years.

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. For the thirteen and twenty-six week periods ended August 28, 2010, the Company recorded approximately $4,000 and $7,000, respectively in interest before federal and state tax effect. The aggregate tax liability related to uncertain tax positions, plus related interest and penalties, as of August 28, 2010 is approximately $315,000.

Note 10 – Fair Value Measurements

Effective March 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157 (now ASC Subtopic 820-10), Fair Value Measurements (“ASC 820-10”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent re-measurement during fiscal 2009 or the first twenty-six weeks of fiscal 2010.

In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date

SYMS CORP

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

Assets measured at fair value on a recurring basis include the following as of August 28, 2010, February 27, 2010 and August 29, 2009:

Fair Value Measurement at August 28, 2010 Using

(In thousands)	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at August 28, 2010

Cash and cash equivalents	$2,885	$-	$-	$2,885

Cash surrender value – Officers’ Life Insurance	$-	$1,951	$-	$1,951

Fair Value Measurement at February 27, 2010 Using

(In thousands)	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at February 27, 2010

Cash and cash equivalents	$2,049	$-	$-	$2,049

Cash surrender value – Officers’ Life Insurance	$-	$1,905	$-	$1,905

Fair Value Measurement at August 29, 2009 Using

(In thousands)	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at August 29, 2009

Cash and cash equivalents	$8,059	$-	$-	$8,059

Cash surrender value – Officers’ Life Insurance	$-	$6,304	$-	$6,304

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. As the Company elected to adopt the measurement date provisions

SYMS CORP

of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, the Company was required to determine the fair value of the Company’s pension plan assets as of February 27, 2010. The fair value of pension plan assets was $7.0 million at February 27, 2010. As of August 28, 2010, the fair value of pension plan assets was $6.8 million. These assets are valued in active liquid markets.

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

The consolidated condensed financial statements presented herein include the results of operations for Filene’s during the period from June 19, 2009 through August 28, 2010.

Note 12 – Related Party Transaction

On March 9, 2010, the Company purchased 150,196 shares of the Company’s Common Stock from the Sy Syms Revocable Living Trust at a price of $8.04 per share. The purchase was approved by a committee of the Board consisting solely of the independent members of the Board. The price approved by the committee, after consultation with a financial consultant and counsel, represented a 5% discount to a thirty day volume weighted average price.

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

SYMS CORP

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

The Company believes that its application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are reevaluated periodically, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

SYMS CORP

Deferred Tax Valuation Allowance - The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies that could produce additional future taxable income in assessing the need for a valuation allowance. Should the Company determine that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

Results of Operations

Thirteen Weeks Ended August 28, 2010 Compared to Thirteen Weeks Ended August 29, 2009

Net sales increased by $25.6 million or 34% to $102.1 million during the thirteen weeks ended August 28, 2010. Sales were $76.4 million in the comparable period last year. This increase was partially the result of having a full month of sales in June 2010 from the Filene’s stores which had been acquired in mid-June 2009. This contributed $20.0 million of the sales increase. Comparable store sales increased 16% in the thirteen weeks ended August 28, 2010 and contributed $10.5 million of the sales increase. Comparable store sales in the prior year period decreased 23%. The increase in comparable store sales was primarily the result of being in a better inventory position this year than the same period last year. The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve months. Partially offsetting the above sales increases, was the loss of $4.9 million of sales resulting from the closing of 8 stores during the current and past fiscal years. During the thirteen weeks ended August 28, 2010, one store closed.

Gross profit increased by $8.9 million to $37.1 million during the thirteen weeks ended August 28, 2010 from $28.2 million during the thirteen weeks ended August 29, 2009. Gross profit as a percent of net sales decreased by 50 basis points to 36.4% during the thirteen weeks ended August 28, 2010 from 36.9% during the comparable prior year period. This decrease was primarily due to a sale event held at two high volume stores while they were undergoing a store remodel during this period.

Selling, general and administrative expense (“SG&A”) increased $5.4 million to $34.3 million for the thirteen weeks ended August 28, 2010 as compared to $28.9 million for the thirteen weeks ended August 29, 2009 primarily as a result of the Filene’s acquisition. As a percentage of net sales, SG&A decreased approximately 420 basis points to 33.6% of net sales during the thirteen weeks ended August 28, 2010 from 37.8% of net sales in the comparable prior year period. SG&A as a percentage of net sales decreased primarily as a result of the Filene’s acquisition and the related leveraging of expenses over a larger sales base.

Advertising expense for the thirteen weeks ended August 28, 2010 was $1.7 million or 1.7% of net sales as compared to $1.1 million or 1.5% of net sales for the thirteen weeks ended August 29, 2009. Advertising expense for the thirteen week period ending August 28, 2010 increased primarily due to increased advertising at Filene’s during the current year.

Occupancy costs (net) were $15.3 million or 15.0% of net sales for the thirteen weeks ended August 28, 2010 as compared to $12.6 million or 16.5% of net sales for the thirteen weeks ended August 29, 2009 with the increase primarily related to the Filene’s acquisition. Included as a reduction of net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations. For the thirteen week period ended August 28, 2010 and August 29, 2009, rental income was $516,000 and $576,000, respectively.

Depreciation and amortization expense was $3.4 million or 3.4% of net sales for the thirteen weeks ended August 28, 2010 as compared to $3.0 million or 4.0% of net sales for the thirteen weeks ended August 29, 2009. Depreciation and amortization expense for the thirteen week period ended August 28, 2010 increased primarily due to capital expenditure additions during the current and past fiscal years.

In conjunction with the acquisition of Filene’s in June 2009, the Company preliminarily determined that the fair values of assets acquired exceeded the purchase price by approximately $9.4 million, resulting in a bargain purchase gain, based upon valuations of inventory, fixed assets, equipment and intangible assets net of deferred taxes, customer obligations and other adjustments. Acquisition costs inclusive of investment

SYMS CORP

banking, legal, professional and other costs aggregating $4.1 million were expensed in the thirteen week period ended August 29, 2009.

Interest expense was $0.4 million or 0.4% of net sales for the thirteen weeks ended August 28, 2010 as compared to $0.6 million or 0.8% of net sales for the thirteen weeks ended August 29, 2009. For the thirteen weeks ended August 28, 2010 interest expense was a result of borrowings on the Company’s revolving credit facility. During the prior year period, interest expense was due to borrowing against the cash surrender value of officers’ life insurance policies and borrowings on the Company’s revolving credit facility.

As a result of the above-noted items, the loss before income taxes for the thirteen weeks ended August 28, 2010 was $18.1 million as compared to a loss of $12.9 million for the same period last year.

For the thirteen week period ended August 28, 2010 the effective income tax rate was 39.8% as compared to 38.7% for the comparable period a year ago. The difference between the effective income tax rate and the federal statutory rate is primarily state income taxes and to a lesser extent permanent differences in the deductibility of expenses for book and tax. The reason for the increase in the effective income tax rate is due to changes in the amount of permanent differences in deductibility of expenses for book and tax purposes.

Twenty-six Weeks Ended August 28, 2010 Compared to Twenty-six Weeks Ended August 29, 2009

Net sales increased by $96.8 million or 76% to $223.5 million during the twenty-six weeks ended August 28, 2010. Sales were $126.7 million in the comparable period last year. This increase was primarily the result of having a full six months of sales in 2010 from the Filene’s stores which had been acquired in mid-June 2009. This contributed $91.5 million of the sales increase. Comparable store sales increased 14% and contributed $15.3 million of the sales increase in the twenty-six weeks ended August 28, 2010. Comparable store sales in the prior year period decreased 22%. The increase in comparable store sales was primarily the result of being in a better inventory position this year than last year. The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve months. Partially offsetting the above sales increases, was the loss of $10.0 million of sales resulting from the closing of 8 stores during the current and past fiscal years. During the twenty-six weeks ended August 28, 2010, two stores closed.

Gross profit increased by $41.7 million to $90.9 million during the twenty-six weeks ended August 28, 2010 from $49.2 million during the twenty-six weeks ended August 28, 2009. Gross profit as a percent of net sales increased by 180 basis points to 40.7% during the twenty-six weeks ended August 28, 2010 from 38.9% during the comparable prior year period. This increase was primarily due to the acquisition of Filene’s which had a higher gross profit rate than the Syms stores results last year.

SG&A increased $23.7 million to $69.0 million for the twenty-six weeks ended August 28, 2010 as compared to $45.3 million for the twenty-six weeks ended August 29, 2009 primarily as a result of the Filene’s acquisition. As percentage of net sales, SG&A decreased approximately 480 basis points to 30.9% of net sales during the twenty-six weeks ended August 28, 2010 from 35.7% of net sales in the comparable prior year period. SG&A as a percentage of net sales decreased primarily as a result of the Filene’s acquisition and the related leveraging of expenses over a larger sales base.

Advertising expense for the twenty-six weeks ended August 28, 2010 was $4.2 million or 1.9% of net sales as compared to $1.9 million or 1.5% of net sales for the twenty-six weeks ended August 29, 2009. Advertising expense for the twenty-six week period ending August 28, 2010 increased primarily due to the acquisition of Filene’s.

Occupancy costs (net) were $29.7 million or 13.3% of net sales for the twenty-six weeks ended August 28, 2010 as compared to $16.1 million or 12.7% of net sales for the twenty-six weeks ended August 29, 2009 with the increase primarily related to the Filene’s acquisition. Included as a reduction of net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations. For the twenty-six week period ended August 28, 2010 and August 29, 2009, rental income was $1,080,000 and $1,181,000, respectively.

SYMS CORP

Depreciation and amortization expense was $6.9 million or 3.1% of net sales for the twenty-six weeks ended August 28, 2010 as compared to $5.0 million or 3.9% of net sales for the twenty-six weeks ended August 29, 2009. For the twenty-six weeks ended August 28, 2010 versus the same period last year, depreciation and amortization expense increased primarily as a result of the Filene’s acquisition and due to capital expenditure additions during the current and past fiscal years.

In conjunction with the acquisition of Filene’s in June 2009, the Company preliminarily determined that the fair values of assets acquired exceeded the purchase price by approximately $9.4 million, resulting in a bargain purchase gain, based upon valuations of inventory, fixed assets, equipment and intangible assets net of deferred taxes, customer obligations and other adjustments. Acquisition costs of $4.6 million, including investment banking, legal, professional and other costs, were expensed in the twenty-six weeks ended August 29, 2009.

Interest expense was $0.6 million or 0.3% of net sales for the twenty-six weeks ended August 28, 2010 as compared to $0.9 million or 0.7% of net sales for the twenty-six weeks ended August 29, 2009. For the twenty-six weeks ended August 28, 2010 interest expense was a result of borrowings on the Company’s revolving credit facility. During the prior year period, interest expense was due to borrowings against the cash surrender value of officers’ life insurance policies and borrowings on the Company’s revolving credit facility.

As a result of the above-noted items, the loss before income taxes for the twenty-six weeks ended August 28, 2010 was $19.6 million as compared to a loss of $15.0 million for the same period last year.

For the twenty-six week period ended August 28, 2010, the effective income tax rate was 40.0% as compared to 33.8% for the comparable period a year ago. The difference between the effective income tax rate and the federal statutory rate is primarily state income taxes and to a lesser extent permanent differences in the deductibility of expenses for book and tax. The reason for the increase in the effective income tax rate is due to changes in the amount of permanent differences in deductibility of expenses for book and tax purposes. In addition, in the twenty-six week period ended August 29, 2009, the Company recorded certain income tax expense adjustments related to prior years.

Liquidity and Capital Resources

Working capital as of August 28, 2010 was $51.5 million, an increase of $4.7 million as compared to $46.8 million as of August 29, 2009. This increase in working capital is primarily attributable to lower accounts payable and higher inventory partially offset by lower cash.

Net cash used by operating activities totaled $13.9 million for the twenty-six weeks ended August 28, 2010 as compared to net cash provided by operating activities of $10.5 million for the twenty-six weeks ended August 29, 2009. The use of cash this year was the result of an increase in inventory and net loss partially offset by an increase in accounts payable.

Net cash used by investing activities was $1.6 million for the twenty-six weeks ended August 28, 2010, comprised of capital expenditures for property and equipment of $8.0 million, partially offset by the proceeds from the sale of land, building and other assets of two former store locations. Net cash used by investing activities for the twenty-six weeks ended August 29, 2009 was $44.3 million, comprised of $39.3 million for the purchase of Filene’s and $4.9 million for capital expenditures for property and equipment.

Net cash provided by financing activities was $16.3 million for the twenty-six weeks ended August 28, 2010, as compared to net cash provided by financing activities of $40.0 million for the twenty-six weeks ended August 29, 2009. The cash provided this year was the result of net borrowings on our credit facility partially offset by the purchase of treasury shares.

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009

SYMS CORP

the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility. On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility, and expires on August 27, 2012. In connection with the new Bank of America facility, the Company incurred and capitalized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula, currently Prime +2.25% or LIBOR +3.25%. The Company is in compliance in all respects with the Bank of America facility at August 28, 2010. As of August 28, 2010, approximately $26.0 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which when utilized, reduce availability under the facility. At August 28, 2010 and August 29, 2009 the Company had outstanding letters of credit of $6.6 million and $0, respectively.

The U.S. economy is continuing to experience weakness across virtually every sector. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase operating and financing costs. Management believes that existing cash, internally generated funds, trade credit and funds available from the revolving credit facility will be sufficient for anticipated working capital and capital expenditure requirements for the fiscal year ending February 26, 2011.

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

a)    Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended August 28, 2010. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended August 28, 2010 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

b)    Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter covered by this quarterly report on Form 10Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SYMS CORP

Part II.	Other Information

Item 1.	LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incidental to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

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

SYMS CORP

Date: October 7, 2010	By	/s/ Marcy Syms

MARCY SYMS
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: October 7, 2010	By	/s/ Seth L. Udasin

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