Form 10-Q
period 2010-11-27
SYMS CORP
filed 2011-01-06
CIK 724742

SYMS CORP

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 27, 2010
OR

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check One):

Large Accelerated Filer  ☐     Accelerated Filer  ☑     Non-Accelerated Filer ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                No  ☑
At December 31, 2010 the latest practicable date, there were 14,448,188 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

INDEX

		PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets as of November 27, 2010, February 27, 2010 and November 28, 2009	1

	Consolidated Condensed Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended November 27, 2010 and November 28, 2009	2

	Consolidated Condensed Statements of Cash Flows for the Thirty-Nine Weeks Ended November 27, 2010 and November 28, 2009	3

	Notes to Consolidated Condensed Financial Statements	4-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	Other Information	16

	Item 1. Legal Proceedings
	Item 1a. Risk Factors
	Item 6. Exhibits

SIGNATURES		17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SYMS CORP

Consolidated Condensed Balance Sheets

(In thousands except per share amounts)

	November 27, 2010	February 27, 2010	November 28, 2009
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,739	$2,049	$10,997
Receivables	5,348	3,195	36,362
Income tax receivable	2,462	-	-
Merchandise inventories - net	103,093	82,234	102,830
Deferred income taxes	6,286	5,912	3,045
Assets held for sale	8,618	14,392	10,024
Prepaid expenses and other current assets	8,087	7,645	8,044

TOTAL CURRENT ASSETS	137,633	115,427	171,302

PROPERTY AND EQUIPMENT – Net	120,355	118,539	124,988
DEFERRED INCOME TAXES	29,373	18,113	11,611
BUILDING AND AIR RIGHTS	9,134	9,134	9,134
OTHER ASSETS	7,534	7,866	6,517

TOTAL ASSETS	$304,029	$269,079	$323,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,439	$47,356	$66,148
Accrued expenses	20,529	9,945	15,304
Obligations to customers	5,320	5,328	5,240

TOTAL CURRENT LIABILITIES	76,288	62,629	86,692

LONG TERM DEBT	42,977	8,402	32,977

OTHER LONG TERM LIABILITIES	5,991	3,016	2,073

SHAREHOLDERS’ EQUITY
Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,448 shares outstanding (net of 4,448 treasury shares) as of November 27, 2010, and 14,598 shares outstanding (net of 4,298 treasury shares) as of February 27, 2010 and November 28, 2009	800	800	800
Additional paid-in capital	21,605	21,605	21,605
Treasury stock	(47,110)	(45,903)	(45,903)
Accumulated other comprehensive loss	(1,489)	(1,491)	(2,127)
Retained earnings	204,967	220,021	227,435
TOTAL SHAREHOLDERS’ EQUITY	178,773	195,032	201,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$304,029	$269,079	$323,552

NOTE:  The balance sheet at February 27, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009

Net sales	$120,739	$135,159	$344,257	$261,852
Cost of goods sold	69,394	77,291	202,046	154,750
Gross profit	51,345	57,868	142,211	107,102

Expenses:
Selling, general and administrative	31,966	35,339	99,692	80,620
Advertising	1,667	4,501	5,911	6,406
Occupancy, net	14,807	14,126	44,523	30,181
Depreciation and amortization	3,630	2,991	10,485	7,958
Asset impairment charge	1,721	-	1,721	-
Bargain purchase gain	-	(307)	-	(9,714)
Acquisition costs	-	194	-	4,762
Other income	(2)	(24,764)	(36)	(24,781)
Restructuring charge	831	-	2,133	-
Total expenses	54,620	32,080	164,429	95,432

Income (loss) from operations	(3,275)	25,788	(22,218)	11,670

Interest expense	499	514	1,147	1,389

Income (loss) before income taxes	(3,774)	25,274	(23,365)	10,281

Income tax benefit	(459)	(372)	(8,311)	(5,441)

Net income (loss)	$(3,315)	$25,646	$(15,054)	$15,722

Net income (loss) per share – basic	$(0.23)	$1.76	$(1.04)	$1.08

Weighted average shares outstanding – basic	14,448	14,593	14,458	14,591

Net income (loss) per share – diluted	$(0.23)	$1.76	$(1.04)	$1.08

Weighted average shares outstanding – diluted	14,448	14,594	14,458	14,592

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,054)	$15,722
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	10,199	7,958
Asset impairment	1,721	-
Bargain purchase gain	-	(9,714)
Deferred income taxes	(11,634)	(1,802)
(Gain) loss on disposition of assets	(47)	262
(Increase) decrease in operating assets:
Receivables	(2,153)	(4,855)
Income tax receivable	(2,462)	-
Merchandise inventories	(20,859)	(29,034)
Prepaid expenses and other current assets	(442)	(2,226)
Other assets	94	5,966
Life insurance proceeds receivable	-	(29,918)
Increase (decrease) in operating liabilities:
Accounts payable	3,083	51,212
Accrued expenses	10,585	5,579
Obligations to customers	(8)	(248)
Other long term liabilities	2,975	160
Net cash (used) provided by operating activities	(24,002)	9,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Filene’s Basement	-	(38,927)
Expenditures for property and equipment	(14,082)	(9,982)
Proceeds from sale of land, building and other assets	6,406	-
Net cash used in investing activities	(7,676)	(48,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value advance	-	16,000
Exercise of stock options	-	45
Purchase of Treasury shares	(1,207)	-
Borrowings on revolving credit facility	317,709	33,343
Repayments on revolving credit facility	(283,134)	(366)
Net cash provided by financing activities	33,368	49,022

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,690	9,175
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,049	1,822
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,739	$10,997

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,002	$458

Income taxes (net of refunds)	$(125)	$(844)

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - The Company

As of November 27, 2010, Syms Corp (the “Company”), operated a chain of 48 “off-price” apparel stores located predominantly on the east coast of the United States under the Syms (“Syms”) and Filene’s Basement (“Filene’s” or “Filene’s Basement”) names. Each Syms and Filene’s Basement store offers a broad range of first quality, in season merchandise bearing nationally recognized designer and brand-name labels. The Company, through a wholly-owned subsidiary, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, on June 18, 2009, pursuant to an auction conducted in accordance with §363 of the Federal Bankruptcy Code (see Note 11). As a result, since June 19, 2009, the Company has operated both the Syms and Filene’s Basement stores. The Company operates in a single reporting segment – the operation of “off-price” retail stores.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such rules and regulations, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen and thirty-nine week periods ended November 27, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 26, 2011 or any other period.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 27, 2010.

Occupancy expenses for the thirteen and thirty-nine week periods ended November 27, 2010 and November 28, 2009 have been reduced by net rental income of $594,000, $582,000, $1,674,000 and $1,763,000, respectively, from real estate holdings incidental to the Company’s retail operations.

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

Fair Value of Financial Instruments – As of November 27, 2010, February 27, 2010 and November 28, 2009, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value. Refer to Note 10 for ASC 820, “Fair Value Measurements” (“ASC 820”) disclosures.

Note 3 - Other Assets

The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $2.0 million, $1.9 million and $1.8 million at November 27, 2010, February 27, 2010 and November 28, 2009, respectively. In March 2009, as a result of uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16.0 million of accumulated cash value which was ultimately used in connection with the Company’s acquisition of Filene’s, more fully discussed in Note 11 below. The Company continued to be a beneficiary of life insurance policies insuring Mr. Sy Syms, the Company’s founder and Chairman, who died on November 17, 2009. Pursuant to those policies, in December 2009, the Company received cash proceeds of approximately $29.9 million, which was net of the aforementioned, previously received $16.0 million in cash values. Net of the cash surrender value of officer’s life insurance of $5.1 million recorded as of August 29, 2009 in other assets, the Company realized a net gain of $24.8 million. Upon receipt, the aforementioned cash proceeds were used to repay a portion of the Company’s senior debt facility.

SYMS CORP

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method.  As part of the integration plan for the Company, the Syms stores converted their merchandise systems over to that used by Filene’s, effective October 3, 2010.  For the period October 4, 2009 through October 2, 2010, the Syms stores utilized the moving weighted average cost method.  Prior to October 4, 2009, all of the Company’s inventories were determined by the retail inventory method.  The change in the method of recording Syms inventory in the third quarter of fiscal 2009 and 2010 did not have a material impact on reported results of operations.

Note 5 - Bank Credit Facilities

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility.  On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility, and expires on August 27, 2012.  In connection with the new Bank of America facility, the Company incurred and capitalized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula.  As of November 27, 2010, the interest rate on the facility was Prime +2.25% or LIBOR +3.25%. The Company was in compliance in all respects with the Bank of America facility at November 27, 2010. As of November 27, 2010, approximately $43.0 million was outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit, which when utilized, reduce availability under the facility.  At November 27, 2010, February 27, 2010 and November 28, 2009 the Company had outstanding letters of credit of $8.0 million, $6.6 million and $6.0 million, respectively.

Note 6 - Net Income (Loss) per Share

Basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income (loss) per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net income (loss) per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(in thousands except per share amounts)
Basic and diluted net income (loss) per share:
Net income (loss)	$(3,315)	$25,646	$(15,054)	$15,722
Average shares outstanding – basic	14,448	14,593	14,458	14,591
Net income (loss) per share - basic	$(0.23)	$1.76	$(1.04)	$1.08
Average shares outstanding – diluted	14,448	14,594	14,458	14,592
Net income (loss) per share – diluted	$(0.23)	$1.76	$(1.04)	$1.08

For periods with losses, options are excluded from the computations of diluted net (loss) per share because the effect would be anti-dilutive. Options to purchase 97,500 and 102,290 shares of common stock at prices ranging from $5.21 to $15.01 per share were outstanding at November 27, 2010 and November 28, 2009, respectively.

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

Note 8 – Share Based Compensation

The Company’s Amended and Restated Stock Option and Appreciation Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights.  The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted.  The exercise price of incentive stock options for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant.  Non-qualified options and stock appreciation rights may be granted at any exercise price, subject to applicable laws.  The Company has reserved 1,500,000 shares of Common Stock for such issuances.  The Company is no longer granting options under its Amended and Restated Incentive Stock Option and Appreciation Plan.

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

Consistent with ASC 718 “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  There were no options granted during the thirty-nine weeks ended November 27, 2010, and all options previously issued are fully vested.

Stock option activity during the thirty-nine weeks ended November 27, 2010 is as follows:

(In thousands, except per share amounts)
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	of Options	Price	Term (years)	Value
Outstanding February 28, 2010	98	$15.01	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at November 27, 2010	98	$15.01	4.6	-
Options exercisable at November 27, 2010	98	$15.01	4.6	-

SYMS CORP

As of November 27, 2010, there was no unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized in future periods.

Note 9 – Income Taxes

For the thirteen week period ended November 27, 2010 the effective income tax rate was 12.2% as compared to (1.5%) for the comparable period a year ago. For the thirty-nine week period ended November 27, 2010, the effective income tax rate was 35.6% as compared to (52.9%) for the comparable period a year ago.  In 2010 the difference between the effective income tax rate and the federal statutory rate is primarily state income taxes, adjustments related to prior year income taxes, and to a lesser extent permanent differences in the deductibility of expenses for book and tax.  In 2009 this difference related mostly to the non-taxable nature of the life insurance proceeds received and recorded in income in the third quarter, partially offset by the effect of adjustments related to prior year taxes.  The change in the effective income tax rate is primarily due to the above noted items occurring in one year and not the other.

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  For the thirteen and thirty-nine week periods ended November 27, 2010, the Company recorded approximately $3,000 and $10,000, respectively in interest before federal and state tax effect. The aggregate tax liability related to uncertain tax positions, plus related interest and penalties, as of November 27, 2010 is approximately $318,000.

Note 10 – Fair Value Measurements

Effective March 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 157 (now ASC Subtopic 820-10), Fair Value Measurements ("ASC 820-10"), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent re-measurement during fiscal 2009 or the first thirty-nine weeks of fiscal 2010.

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

SYMS CORP

Assets measured at fair value on a recurring basis include the following as of November 27, 2010, February 27, 2010 and November 28, 2009:

Fair Value Measurement at November 27, 2010 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	November 27, 2010

Cash and cash equivalents	$3,739	$-	$-	$3,739

Cash surrender value
– Officers’ Life Insurance	$-	$1,974	$-	$1,974

Fair Value Measurement at February 27, 2010 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	February 27, 2010

Cash and cash equivalents	$2,049	$-	$-	$2,049

Cash surrender value
– Officers’ Life Insurance	$-	$1,905	$-	$1,905

Fair Value Measurement at November 28, 2009 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	November 28, 2009

Cash and cash equivalents	$10,997	$-	$-	$10,997

Cash surrender value
– Officers’ Life Insurance	$-	$1,836	$-	$1,836

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company's pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of  March 4, 2007, the Company was required to determine the fair value of the Company's pension plan assets as of February 27, 2010. The fair value of pension plan assets was $7.0 million at February 27, 2010. As of November 27, 2010, the fair value of pension plan assets was $7.5 million. These assets are valued in active liquid markets.

SYMS CORP

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the quarter ended November 27, 2010, the Company wrote down assets with a carrying amount of $1.7 million to a fair value of zero and recorded it as an asset impairment charge.  Measurements based on undiscounted cash flows are considered to be level 3 inputs.

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

The consolidated condensed financial statements presented herein include the results of operations for Filene’s during the period from June 19, 2009 through November 27, 2010.

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

Note 13 – Asset Impairment and Restructuring Charge

Since the acquisition of Filene’s in June 2009, the Company has continued to assess the most effective manner in which to integrate the operations of Filene’s and Syms to maximize the synergies of combining the two businesses.  This plan included the integration of the two IT systems into one common platform, the consolidation of distribution center functions, the co-branding of several stores, the closing of Filene’s Massachusetts office and related reductions in staffing levels.  In addition, the Company closed one under-performing store in the current quarter, will be closing a second store in the 4th quarter of fiscal 2010, and will continue to re-evaluate under-performing stores for closure or possible lease modifications in the future.  The closure of the store in the current quarter resulted in a restructuring charge of $515,000, representing the present value of the remaining lease payments through May 2012.  The closure of the store in the 4th quarter of fiscal 2010 is also expected to result in a restructuring charge for the present value of the remaining lease payments.

The consolidation of distribution center functions will involve a shift of most merchandise processing to the Company’s Massachusetts distribution center, a transition that should be completed by February 2011.  The New Jersey distribution center will be converted to a cross docking operation, will serve to replenish the high volume New York City stores, and will continue to house the adjoining retail store and corporate offices.  In connection with this consolidation, the closure of the Filene’s office in Massachusetts, and the closure of the store in the 4th quarter of fiscal 2010, the Company recorded an asset impairment charge of approximately $1.7 million in the current quarter.  Related severance costs associated with staffing level reductions of approximately 210 people will be $515,000, $103,000 of which was recorded in the current quarter as a restructuring charge and the remainder of which will be recorded in the 4th quarter of fiscal 2010, when communicated.

SYMS CORP

As a result of broadening the scope of the Company’s restructuring plan in the current quarter, management believed it was more informative to reclassify certain expenses incurred in prior quarters that are more appropriately presented as restructuring costs.  As a result, a total of $1.3 million incurred in the first and second quarters has been reclassified from SG&A expense to restructuring.  Included in the $1.3 million are $581,000 in professional fees related to the integration of the two IT systems, $462,000 in severance costs, and $259,000 of legal costs.

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

Merchandise Inventory – Inventory is stated at the lower of cost or market, on a first-in, first-out (FIFO) basis, as determined by the retail inventory method.  As part of the integration plan for the Company, the Syms stores converted their merchandise systems over to that used by Filene’s, effective October 3, 2010.  For the period October 4, 2009 through October 2, 2010, the Syms stores utilized the moving weighted average cost method.  Prior to October 4, 2009, all of the Company’s inventories were determined by the retail inventory method.  The change in the method of recording Syms inventory in the third quarter of fiscal 2009 and 2010 did not have a material impact on reported results of operations.  Under the retail method, inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories.  The significant estimates used are for markdowns and shrinkage.

SYMS CORP

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

Long-Lived Assets - In evaluation of the fair value and future benefits and any potential impairment of long-lived assets, the Company performs analyses of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows.  Various factors including future sales growth and profit margins are included in this analysis.  To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.  During the quarter ended November 27, 2010, the Company wrote down assets with a carrying amount of $1.7 million to a fair value of zero and recorded it as an asset impairment charge.

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

Results of Operations

Thirteen Weeks Ended November 27, 2010 Compared to Thirteen Weeks Ended November 28, 2009

Net sales decreased by $14.4 million or 11% to $120.7 million during the thirteen weeks ended November 27, 2010.  Sales were $135.2 million in the prior year period.  Comparable store sales decreased 6% in the thirteen weeks ended November 27, 2010, causing $8.2 million of the sales decrease.  Comparable store sales in the prior year period decreased 10%. The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve months. In addition, the Company has closed 6 stores in the past year that had contributed $8.4 million of sales in the thirteen weeks ended November 28, 2009.  Partially offsetting these store closings, was $2.4 million of sales from a new store opened during the thirteen weeks ended November 27, 2010. During the thirteen weeks ended November 27, 2010, one store opened and one store closed.

Gross profit decreased by $6.5 million to $51.3 million during the thirteen weeks ended November 27, 2010 from $57.9 million during the thirteen weeks ended November 28, 2009.  Gross profit as a percent of net sales decreased by 30 basis points to 42.5% during the thirteen weeks ended November 27, 2010 from 42.8% during the comparable prior year period.  Gross profit as a percent of net sales decreased primarily as a result of lower initial markup, partially offset by lower markdowns.

SYMS CORP

Selling, general and administrative expense (“SG&A”) decreased $3.3 million to $32.0 million for the thirteen weeks ended November 27, 2010 as compared to $35.3 million for the thirteen weeks ended November 28, 2009. As a percentage of net sales, SG&A increased approximately 40 basis points to 26.5% of net sales during the thirteen weeks ended November 27, 2010 from 26.1% of net sales in the comparable prior year period.  The decrease in SG&A dollars was primarily due to lower payroll, supplies and credit card fees as a result of operating fewer stores and generating lower sales.  In addition, the prior year period included life insurance premiums on the Company’s founder and transitional service fees for the Filene’s business prior to Syms taking over these services.

Advertising expense for the thirteen weeks ended November 27, 2010 was $1.7 million or 1.4% of net sales as compared to $4.5 million or 3.3% of net sales for the thirteen weeks ended November 28, 2009. Advertising expense for the thirteen week period ended November 27, 2010 decreased primarily due to the Company being less promotional this year.  During the thirteen week period ended November 28, 2009, the Company celebrated Filene’s 100th anniversary and Syms’ 50th anniversary.

Occupancy costs (net) were $14.8 million or 12.3% of net sales for the thirteen weeks ended November 27, 2010 as compared to $14.1 million or 10.5% of net sales for the thirteen weeks ended November 28, 2009.  The increase in occupancy costs was due to the opening of one new store and occupancy increases in several stores, partially offset by the closing of several stores.  Included as a reduction of net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations. For the thirteen week period ended November 27, 2010 and November 28, 2009, rental income was $594,000 and $582,000, respectively.

Depreciation and amortization expense was $3.6 million or 3.0% of net sales for the thirteen weeks ended November 27, 2010 as compared to $3.0 million or 2.2% of net sales for the thirteen weeks ended November 28, 2009. Depreciation and amortization expense for the thirteen week period ended November 27, 2010 increased primarily due to capital expenditure additions during the current and past fiscal years.

During the review of the results for the quarter ended November 27, 2010, the Company determined that one store’s long-lived assets had been impaired.  In addition, consistent with the Company’s integration plan, the Company decided to shift most of it’s merchandise processing to its Massachusetts distribution center.  The New Jersey distribution center will be converted to a cross docking operation, will serve to replenish the high volume New York City stores, and will continue to house the adjoining retail store and corporate offices.  In conjunction with this move, an office in Massachusetts will be closed.  The store impairment, the change in operation of the New Jersey facility, and the closing of the Massachusetts office will result in an impairment charge of approximately $1.7 million.

Other income was $0 for the thirteen weeks ended November 27, 2010 as compared to other income of $24.8 million or 18.3% of net sales for the thirteen weeks ended November 28, 2009. Last year’s income was from a gain on life insurance proceeds from officers’ life insurance policies on the Company’s founder, who passed away on November 17, 2009.

The Company closed one store during the quarter ended November 27, 2010.  The Company is required to continue to make lease payments through May 2012 with respect to that store. The Company has recorded the present value of these remaining lease payments as a restructuring charge during the quarter ended November 27, 2010.  This charge totals approximately $0.5 million.  In addition, as part of the integration of the Syms and Filenes operations, a total of $0.3 million of certain IT related professional fees and severance costs associated with staffing level reductions were incurred and have also been presented as restructuring costs.

Interest expense was $0.5 million or 0.4% of net sales for the thirteen weeks ended November 27, 2010 as compared to $0.5 million or 0.4% of net sales for the thirteen weeks ended November 28, 2009. For the thirteen weeks ended November 27, 2010 interest expense was a result of borrowings on the Company’s revolving credit facility.  During the prior year period, interest expense was due to borrowing against the cash surrender value of officers’ life insurance policies and borrowings on the Company’s revolving credit facility.

As a result of the above-noted items, the loss before income taxes for the thirteen weeks ended November 27, 2010 was $3.8 million as compared to a profit of $25.3 million for the same period last year.

SYMS CORP

For the thirteen week period ended November 27, 2010 the effective income tax rate was 12.2% as compared to (1.5%) for the comparable period a year ago. The difference between the effective income tax rate and the federal statutory rate is primarily state income taxes, in 2009 the non-taxable nature of the life insurance proceeds, adjustments related to prior year income taxes, and to a lesser extent permanent differences in the deductibility of expenses for book and tax.  The increase in the effective income tax rate is due primarily to changes in the amount of permanent differences in deductibility of expenses for book and tax purposes, the adjustments related to prior year taxes and the life insurance gain occurring only in 2009.

Thirty-nine Weeks Ended November 27, 2010 Compared to Thirty-nine Weeks Ended November 28, 2009

Net sales increased by $82.4 million or 31% to $344.3 million during the thirty-nine weeks ended November 27, 2010.  Sales were $261.9 million in the comparable period last year.  This increase was primarily the result of having a full nine months of sales in 2010 from the Filene’s stores which were acquired in mid-June 2009.  This contributed $91.3 million of the sales increase.  Comparable store sales increased 3% and contributed $7.1 million of the sales increase in the thirty-nine weeks ended November 27, 2010.  Comparable store sales in the prior year period decreased 18%.  The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve months. In addition, the Company opened one store during the thirty-nine week period ended November 27, 2010 which contributed $2.4 million of the sales increase.  Partially offsetting the above sales increases was the loss of $18.4 million of sales resulting from the closing of 8 stores during the current and past fiscal years. During the thirty-nine weeks ended November 27, 2010, one store opened and three stores closed.

Gross profit increased by $35.1 million to $142.2 million during the thirty-nine weeks ended November 27, 2010 from $107.1 million during the thirty-nine weeks ended November 28, 2009.  Gross profit as a percent of net sales increased by 40 basis points to 41.3% during the thirty-nine weeks ended November 27, 2010 from 40.9% during the comparable prior year period.  This increase was primarily due to the Company being less promotional this year and thus, taking less promotional markdowns.

SG&A increased $19.3 million to $99.7 million for the thirty-nine weeks ended November 27, 2010 as compared to $80.4 million for the thirty-nine weeks ended November 28, 2009 primarily as a result of the Filene’s acquisition. As a percentage of net sales, SG&A decreased approximately 170 basis points to 29.0% of net sales during the thirty-nine weeks ended November 27, 2010 from 30.7% of net sales in the comparable prior year period.  SG&A as a percentage of net sales decreased primarily as a result of the Filene’s acquisition and the related leveraging of expenses over a larger sales base.

Advertising expense for the thirty-nine weeks ended November 27, 2010 was $5.9 million or 1.7% of net sales as compared to $6.4 million or 2.4% of net sales for the thirty-nine weeks ended November 28, 2009. Advertising expense for the thirty-nine week period ending November 27, 2010 decreased primarily due to the Company being less promotional this year.  During the thirty-nine week period ended November 28, 2009, the Company celebrated Filene’s 100th anniversary and Syms’ 50th anniversary.

Occupancy costs (net) were $44.5 million or 12.9% of net sales for the thirty-nine weeks ended November 27, 2010 as compared to $30.2 million or 11.5% of net sales for the thirty-nine weeks ended November 28, 2009 with the increase primarily related to the Filene’s acquisition.  Included as a reduction of net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations. For the thirty-nine week period ended November 27, 2010 and November 28, 2009, rental income was $1,674,000 and $1,763,000, respectively.

Depreciation and amortization expense was $10.5 million or 3.0% of net sales for the thirty-nine weeks ended November 27, 2010 as compared to $8.0 million or 3.0% of net sales for the thirty-nine weeks ended November 28, 2009.  For the thirty-nine weeks ended November 27, 2010 versus the same period last year, depreciation and amortization expense increased primarily as a result of the Filene’s acquisition and due to capital expenditure additions during the current and past fiscal years.

SYMS CORP

During the thirty-nine weeks ended November 27, 2010, the Company determined that one store’s long-lived assets had been impaired.  In addition, consistent with the Company’s integration plan, the Company decided to shift most of it’s merchandise processing to its Massachusetts distribution center.  The New Jersey distribution center will be converted to a cross docking operation, will serve to replenish the high volume New York City stores, and will continue to house the adjoining retail store and  corporate offices.  In conjunction with this move, an office in Massachusetts will be closed.  The store impairment, the change in operation of the New Jersey facility, and the closing of the Massachusetts office will result in an impairment charge of approximately $1.7 million.

In conjunction with the acquisition of Filene’s in June 2009, the Company preliminarily determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million, resulting in a bargain purchase gain, based upon valuations of inventory, fixed assets, equipment and intangible assets net of deferred taxes, customer obligations and other adjustments.  Acquisition costs of $4.8 million, including investment banking, legal, professional and other costs, were expensed in the thirty-nine weeks ended November 28, 2009.

Other expense was $0 for the thirty-nine weeks ended November 27, 2010 as compared to other income of $24.8 million or 9.5% of net sales for the thirty-nine weeks ended November 28, 2009. Last year’s income was from a gain on life insurance proceeds from officers’ life insurance policies on the Company’s founder, who passed away on November 17, 2009.

The Company opened one store and closed three stores during the thirty-nine weeks ended November 27, 2010. The Company is required to continue to make lease payments on one of these closed stores through May 2012.  The Company has recorded the present value of these payments as a restructuring charge, which totals approximately $0.5 million.  As part of the integration of the Syms and Filenes operations, a total of $1.6 million of certain IT related professional fees, legal fees and severance costs associated with staffing level reductions were incurred and have also been presented as restructuring costs.

Interest expense was $1.1 million or 0.3% of net sales for the thirty-nine weeks ended November 27, 2010 as compared to $1.4 million or 0.5% of net sales for the thirty-nine weeks ended November 28, 2009. For the thirty-nine weeks ended November 27, 2010 interest expense was a result of borrowings on the Company’s revolving credit facility.  During the prior year period, interest expense was due to borrowings against the cash surrender value of officers’ life insurance policies and borrowings on the Company’s revolving credit facility.

As a result of the above-noted items, the loss before income taxes for the thirty-nine weeks ended November 27, 2010 was $23.4 million as compared to a profit of $10.3 million for the same period last year.

For the thirty-nine week period ended November 27, 2010, the effective income tax rate was 35.6% as compared to (52.9%) for the comparable period a year ago.  In 2010 the difference between the effective income tax rate and the federal statutory rate is primarily state income taxes, adjustments related to prior year income taxes, and to a lesser extent permanent differences in the deductibility of expenses for book and tax.  In 2009 this difference related mostly to the non-taxable nature of the life insurance proceeds received and recorded in income in the third quarter, partially offset by the effect of adjustments related to prior year taxes.  The change in the effective income tax rate is primarily due to the above noted items occurring in one year and not the other.

Liquidity and Capital Resources

Working capital as of November 27, 2010 was $61.3 million, a decrease of $23.3 million as compared to $84.6 million as of November 28, 2009.  This decrease in working capital is primarily attributable to lower receivables and cash partially offset by lower accounts payable.

Net cash used by operating activities totaled $24.0 million for the thirty-nine weeks ended November 27, 2010 as compared to net cash provided by operating activities of $9.1 million for the thirty-nine weeks ended November 28, 2009.  The use of cash during the thirty-nine weeks ended November 27, 2010 was the result of an increase in inventory and net loss partially offset by an increase in accrued expenses.

SYMS CORP

Net cash used by investing activities was $7.7 million for the thirty-nine weeks ended November 27, 2010, comprised of capital expenditures for property and equipment of $14.1 million, partially offset by the proceeds from the sale of land, building and other assets of two former store locations.  Net cash used by investing activities for the thirty-nine weeks ended November 28, 2009 was $48.9 million, comprised of $38.9 million for the purchase of Filene’s and $10.0 million for capital expenditures for property and equipment.

Net cash provided by financing activities was $33.4 million for the thirty-nine weeks ended November 27, 2010, as compared to net cash provided by financing activities of $49.0 million for the thirty-nine weeks ended November 28, 2009. The cash provided this year was the result of net borrowings on our credit facility partially offset by the purchase of treasury shares.

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009 the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility.  On August 27, 2009 the Company entered into a $75 million, secured, revolving credit facility with Bank of America which replaced the IDB facility, and expires on August 27, 2012.  In connection with the new Bank of America facility, the Company incurred and capitalized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement. This facility calculates availability to borrow utilizing a formula which considers accounts receivable, inventory and certain real estate and bears interest at various rates depending on availability under formula.  As of November 27, 2010, the interest rate on the facility was Prime +2.25% or LIBOR +3.25%. The Company was in compliance in all respects with the Bank of America facility at November 27, 2010. As of November 27, 2010, approximately $43.0 million was outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit, which when utilized, reduce availability under the facility.  At November 27, 2010 and November 28, 2009 the Company had outstanding letters of credit of $8.0 million and $6.0 million, respectively.

The U.S. economy is continuing to experience weakness across virtually every sector. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase operating and financing costs. Management believes that existing cash, internally generated funds, trade credit, funds available from the revolving credit facility and other financing, if needed, will be sufficient for anticipated working capital and capital expenditure requirements for the fiscal year ending February 26, 2011.

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

SYMS CORP

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the fiscal quarter ended November 27, 2010.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended November 27, 2010 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

SYMS CORP

Date: January 6, 2011	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: January 6, 2011	By	/s/ Seth L. Udasin
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