Form 10-K
period 2011-02-26
SYMS CORP
filed 2011-05-13
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2011
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
Yes  ☐                                No  ☑

As of August 28, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $50,548,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

As of May 6, 2011, 14,448,188 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

Form 10-K Index

PART I

Item 1.	BUSINESS

General

Syms Corp (”Syms” or the “Company”) and its wholly-owned subsidiary Filene’s Basement, LLC (“Filene’s”, “Filene’s, LLC” or “Filene’s Basement”) collectively own and operate a chain of 47 “off-price” retail stores under the “Syms” name (which are owned and operated by the Company) and “Filene’s Basement” name (which are owned and operated by Filene’s, LLC).  The stores are located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest.  Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores.  On June 18, 2009, the Company’s, wholly-owned subsidiary, SYL, LLC now known as Filene’s Basement, LLC acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code.  As a result, Filene’s, LLC owns and operates 21 Filene’s Basement stores that are located in the Northeastern, Middle Atlantic, Midwest and Southeast regions.  Filene’s Basement also offers a broad range of first quality brand name and designer clothing for men, women and children.  In addition, Syms owns and operates 5 co-branded Syms/Filene’s Basement stores.  Syms and Filene’s, LLC operate in a single operating segment – the “off-price” retail stores segment.

The Company was incorporated in New Jersey in 1983.  The Company maintains its headquarters at One Syms Way, Secaucus, New Jersey 07094, telephone (201) 902-9600.  Unless otherwise noted, and notwithstanding that Syms Corp. owns and operates Syms and co-branded Syms/Filene’s Basement stores and Filene’s, LLC is a separate legal entity and owns and operates Filene’s Basement stores, references to the “Company”, “we” or “our” relate to Syms Corp, including its wholly-owned subsidiary Filene’s, LLC.  Our fiscal year ends on the Saturday closest to the last day of February each year.  Fiscal 2010 ended on February 26, 2011; fiscal 2009 ended on February 27, 2010, and fiscal 2008 ended on February 28, 2009.

The discussion below is herein presented on a consolidated basis and includes information regarding the Company and its wholly-owned subsidiary Filene’s, LLC.

Description of Business

The Company’s 47 stores offer a broad range of “off-price” first quality, in-season merchandise consisting primarily of, women’s dresses, suits, separates and accessories, men’s tailored clothing and haberdashery, children’s apparel, luggage, domestics and fragrances and shoes.  The stores emphasize first quality, nationally recognized designer and brand name merchandise at prices substantially below those generally found in department and specialty stores.  The stores carry a wide selection of sizes and styles of men’s, women’s and children’s wear.  In addition several stores also carry a selection of fine jewelry.

The Company has no foreign operations.  No material part of the Company’s revenues is received from a single customer or group of customers.  Please refer to Note 1 of the Notes to Consolidated Financial Statements for information on segment reporting.

Merchandise

For fiscal 2010, net sales were generated by the following categories:

Women’s dresses, suits, separates and accessories	46%
Men’s tailored clothes and haberdashery	38%
Children’s apparel	5%
Luggage, domestics and fragrances	6%
Shoes	5%
Total	100%

Most of the items sold by the Company consist of nationally recognized designer and brand-name merchandise.  Merchandise is generally displayed by department, class and size on conveniently arranged racks, fixtures, tables or counters.  No emphasis is placed on any particular “label” or brand.  Most stores offer minor alterations for an additional charge.

Purchasing

The Company purchases first quality, in-season, brand-name merchandise directly from manufacturers on terms it believes are more favorable than those generally obtained by department and specialty stores.  We estimate that approximately 900 designer and brand-name manufacturers of merchandise are represented in our stores.  The Company generally does not maintain large out-of-season inventories.  However, we occasionally buy certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season.  Purchasing is performed by a buying staff in conjunction with Merchandise Managers.

Co-branding

The Company converted four former Syms stores (Norwood, MA, Berlin, CT, Elmsford, NY and Westbury, NY) to co-branded stores in fiscal 2010.  In fiscal 2009, the Company converted one former Syms store (Fairfield, CT) to a co-branded store.  These stores carry the names of both Syms and Filene’s Basement and combine the strengths of both brands with an expanded selection of women’s merchandise in the former Syms stores.  We continue to monitor the customer reaction and store performance; at present, no additional locations have been identified for co-branding for fiscal 2011.

Distribution

The Company operates a 457,000 square foot leased distribution facility situated on 32.8 acres in Auburn, Massachusetts.  In addition, the Company owns a facility in Secaucus, New Jersey.  This facility contains approximately 277,000 square feet of warehouse and distribution space, 34,000 square feet of office space and 29,000 square feet of store space.  The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of approximately 265 years.  Since the acquisition of Filene’s in June 2009, the Company has continued to assess the most effective manner in which to integrate the operations of Filene’s and Syms to maximize the synergies of the two businesses.  This plan included the consolidation of distribution center functions.  The consolidation of distribution center functions involved a shift of most merchandise processing to the Company’s Massachusetts distribution center.  The New Jersey distribution center will serve to replenish the high volume New York City stores and will continue to house the adjoining retail store and corporate offices.  Most of the merchandise is processed and distributed from the Massachusetts distribution facility where it is received from manufacturers, inspected, ticketed and allocated to particular stores.

Marketing

The Company’s stores offer everyday low pricing in key fashion categories along with home goods and accessories.  Syms stores have as their tagline “An Educated Consumer is Our Best Customer”™, one of the best known and longest lasting in retail.  The Company believes that the Syms store customer is very loyal and appreciates and understands great brands at great prices.  Filene’s Basement’s tagline, “Where Bargains Were Born”™, illustrates its long standing position as the original off-price retailer.  The Company believes that the Filene’s Basement customer has a high fashion IQ and recognizes the value in what is being offered.  We have continued to enhance the “Running of the Brides” events, a bridal gown event that is unique to Filene’s Basement and garners a great deal of media attention.

The Company advertises principally on radio and occasionally on television.  The Company also utilizes print and billboard ads, as well as direct mail and electronic media including e-mail communication to registered customers.  In addition, the Company utilizes social media to enable it to communicate immediately with its customer base.

The Company’s policy is to affix a price ticket on most items displaying our selling price as well as the price the Company regards as the traditional full retail price of that item at department or specialty stores.  All garments are sold with the brand-name as affixed by the manufacturer.  We utilize vendor names and “our price, their price” on our in-store signage.

The Company has historically had excellent, longstanding relationships with its suppliers.  This has made us a preferred choice for vendors with designer and famous brand overruns, department store cancellations and unmet volume objectives.  These vendors understand that goods will be sold in an environment that supports the stature of their brands.  Our buyers are encouraged to purchase merchandise of the quality and names that our customers desire.

Trademarks

Various trademarks including: “Syms”®, “An Educated Consumer is Our Best Customer”®, “Names You Must Know”®, “The More You Know About Clothing, the Better it is for Syms”®, “Rediscover Syms. Off price - On style”®, “Running of the Brides” ®,  “Where Bargains Were Born” ® and “I just got a bargain” ® have been registered with the United States Patent and Trademark Office.

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

Operations and Control Systems

In 2010, the Company continued the integration of the Syms and Filene’s Basement management information systems onto one consolidated system platform.  Product is tracked in approximately 450 different categories from its purchase to its ultimate sale in the Company’s stores.  All information regarding the product is transmitted daily to the Company’s centralized databases.  The Company’s executives receive detailed reports regarding sales and inventory at both the unit and retail dollar level on a store-by-store basis daily.  In addition, reports monitoring critical business processes are made available daily.  In 2010, the Company completed deploying its Point of Sale system in all the Company’s stores, providing the flexibility needed to better service its customers and enhance their in-store experience.  In 2011, the Company plans to upgrade its Allocation system in order to improve its ability to get the right product into the right store at the right time.

Management of the Company visits stores on a regular basis to evaluate store performance.  During these visits, merchandise needs, visual displays, staffing and employee issues, statistical store performance, and loss prevention issues are reviewed.  Stores have some combination of on-premises loss prevention or security personnel and various theft deterrent and prevention systems during normal hours and monitored security systems after hours.

Employees

As of February 26, 2011, the Company had approximately 2,500 employees, of which approximately 1,400 work on a part time basis.  Each store employs anywhere from approximately 30 to 160 associates, consisting mostly of sales personnel.  Syms has collective bargaining agreements with Local 1102 and Local 108, both of the Retail Wholesale Department Store Workers Union (RWDSU).  These contracts were renegotiated in 2010 and have expiration dates of October 31, 2013 and November 1, 2013, respectively.  Syms also has a collective bargaining agreement with Local 400 of the United Food and Commercial Workers Union.  This agreement was also renegotiated in 2010 with an expiration date of April 30, 2012.  Combined, these three local unions represent approximately 850 hourly employees at the Syms store locations.  In 2010, the majority of Filene’s Basement store employees voted to be represented by RWDSU Local 1102.  A new agreement was negotiated which covers approximately 1,100 Filene’s Basement store employees and expires on June 21, 2012.  The Company believes that its relationship with its unions and employees is good.

Available Information

The Company makes available on its website at www.syms.com under “Investor Information” - “Press Releases and Financial Reports,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). On the website, the Company also offers a link to all of the Company’s Securities and Exchange Commission filings and to all beneficial ownership reports filed by the Company’s directors and executive officers, via the SEC’s EDGAR filing system.

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

We have incurred losses in recent fiscal periods and may not be profitable in the short-term

We have experienced losses in recent fiscal periods and cannot guarantee that we will return to profitability in the short-term.

Deterioration in general economic conditions and the impact on consumer confidence and consumer spending could continue to materially and adversely impact our results of operations in future periods.

Consumer spending habits, including spending for our merchandise, are affected by, among other things, prevailing market conditions, levels of employment, salary and wage rates, declines in discretionary income and actual and perceived wealth, gasoline and energy costs, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of general economic conditions. As a result of the prolonged deterioration in economic conditions worldwide over the past few years, consumer confidence and consumer spending have been negatively impacted and while economic conditions are showing signs of improvement, it is unclear whether any such improvements will continue or how significant the improvements will be. Consumer purchases of discretionary items, including our merchandise, can be expected to decline during periods when disposable income is adversely affected or there is economic uncertainty.  We have been affected by these general economic conditions in the latest fiscal year and expect these conditions to affect our current and future fiscal periods.

We may be unable to compete favorably in our highly competitive markets

The retail business is highly competitive and we account for only a small fraction of the total market for men’s, women’s and children’s apparel.  We compete against discount stores, specialty apparel stores, department stores, manufacturer-owned factory outlet stores and others.  Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service.  The performance of our competitors, as well as changes in their pricing policies, marketing activities and other business strategies, could have a material adverse effect on our business, financial condition, results of operations and our market share.

If we are unable to meet certain financial covenants in our credit facility, our ability to borrow could be constrained

We had $30.2 million in borrowings as of the end of the current fiscal year under our existing credit agreement. The facility contains various covenants.  While we are in compliance with these covenants and monitor such compliance, if in the future we continue to borrow monies under the facility and fail to meet these covenants or obtain appropriate waivers, our lender may terminate the credit facility or accelerate any then-existing debt.

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

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline

We operate 31 of our locations in leased premises.  The leases for eight of these 31 locations expire during 2011 through 2013 and several are subject to extension or renewal, in the Company’s discretion.  If the cost of leasing existing stores increases, we cannot assure you that we will be able to maintain our existing store locations as leases expire.  In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional new sites for new stores in a timely manner.  Our revenues and earnings may decline if we fail to maintain existing store locations, enter into more costly new leases, locate alternative sites on more expensive terms or fail to find suitable additional sites for new stores.

Our relationships with vendors can change

We currently purchase first-quality, in-season designer and brand name merchandise from more than 900 vendors at prices we believe to be below those generally available to major department and specialty stores.  Although we have maintained long-term business relationships with many of these vendors, there can be no assurance that we will be able to continue to purchase first-quality, in-season merchandise from these vendors in the same breadth of styles and sizes, in the same or greater volumes and at prices as favorable as those currently available to us.  If we fail to maintain our relations with our existing vendors, or to enhance the quality of merchandise they supply us or if we cannot maintain existing sources of supply or attract new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a significant negative impact on our competitive position and our results of operations could be materially and adversely affected.  Furthermore, if we are unable to maintain or continue to obtain trade credit from factors, vendors and service providers on favorable terms, we may not be able to develop or enhance our merchandise or respond to competitive pressures, any of which could have a material adverse effect on our business.  Further, the tightening of trade credit could limit our available liquidity.

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

Our results may be adversely affected by increases in the price of raw materials, oil and other commodities

Increases in the price of raw materials, oil and other commodities may reduce our overall profitability.  Specifically, the cost of fabrics and other materials that are used in the manufacture of merchandise we purchase from our suppliers has recently risen significantly.  Such increases are expected to increase the cost of merchandise, which could adversely offset our performance through potentially reduced consumer demand or reduced margins.  Additionally, the price of oil has fluctuated dramatically in the past and recently risen significantly.  An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers.

Acquisitions involve special risk, including the risk that we may not be able to fully realize the benefits of any such acquisition

In 2009, we acquired certain assets of Filene’s Basement, Inc.  Realization of the expected return on the Filene’s acquisition, such as the anticipated revenue increases, cost savings and increases in geographic and product presence and customer reach resulting from the acquisition, has been limited thus far due to difficulties integrating the Filene’s assets and operations into our existing infrastructure and operations.  In particular, we have experienced difficulties associated with data and platform integration in connection with our acquisition of Filene’s, which have, to date, limited the projected benefits of the acquisition.

Our failure to retain our existing senior management and to continue to attract qualified new personnel could adversely affect our business

Our success will depend on our ability to retain our key personnel and attract and retain talented, highly qualified executives.  If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be adversely affected.  Furthermore, our success is also dependent on our ability to hire and train qualified retail management and associates. We are also subject to risks associated with any significant disruptions in our relationship with our employees and any work stoppages by our employees, including union employees.

We recorded a $4.3 million impairment charge during fiscal 2010 and may be required to recognize additional impairment charges in the future

Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our long-lived assets to determine if they are impaired. Business disruptions, protracted economic weakness, declines in operating results and other factors may result in asset impairments. For the fiscal year ended February 26, 2011, the carrying amount of certain long-lived assets exceeded their implied fair values and as a result the Company recognized an impairment charge of $4,255,000. In fiscal 2009, we recorded an impairment charge of $80,000. In light of current economic conditions, additional impairments could occur in future periods whether or not connected to the current impairment analysis. Future impairment charges could materially and adversely affect our reported earnings in the periods of such charges and could materially and adversely affect our financial condition and results of operations.

We are subject to potential uninsured losses and/or claims

We are subject to the possibility of uninsured losses from risks such as terrorism, earthquake or floods, for which no, or limited, insurance coverage is maintained.  We are also subject to risk of losses which may arise from adverse litigation results or other claims.

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

Damage or interruptions to our information and computer systems or the inability to implement new technologies effectively could disrupt our business or reduce our sales or profitability

We rely extensively on various information systems, data centers and software applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communications systems, to plan and track inventory flow and to generate performance and financial reports.  We are dependent on the integrity, security and consistent operations of these systems and related back-up systems.  Our computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our associates or contractors.  The efficient operation and successful growth of our business depends upon these information systems, including our ability to operate them effectively and to select and implement appropriate new technologies systems, controls, data centers and adequate disaster recovery system successfully.  For example, in 2011 we plan to upgrade our Allocation system in order to improve our ability to get the right product into the right store at the right time.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

At February 26, 2011, the Company had 49 operating locations. These locations include both owned and leased properties and include retail stores and ancillary operations (consisting of receiving, inspection and administrative functions), warehouse and offices, plus additional space incidental to core operations which is, whenever practicable, leased to third parties. The following table is a listing of operating locations and square footage usage:

Location	Lease or Own	Total Sq Feet	Retail & Ancillary	Warehouse & Office		Additional Space

Fairfield, CT	Own (1)	43,000	43,000	-		-
Berlin, CT	Lease	38,000	38,000	-		-
Ft. Lauderdale, FL	Own	55,000	55,000	-		-
Kendall, FL	Lease	40,000	40,000	-		-
Miami, FL	Own	53,000	53,000	-		-
Tampa, FL	Own	77,000	48,000	-		29,000	(a)(d)
West Palm Beach, FL	Own	112,000	54,000	-		58,000	(b)
Norcross, GA	Own	69,000	69,000	-		-
Marietta, GA	Own	77,000	48,000	-		29,000	(b)
Addison, IL	Own	68,000	68,000	-		-
Rockville, MD	Lease	71,000	71,000	-		-
Norwood, MA	Lease	43,000	43,000	-		-
Southfield, MI	Own	60,000	50,000	-		10,000	(c)
Cherry Hill, NJ	Own	150,000	66,000	39,000		45,000	(c)
Paramus, NJ	Own	77,000	73,000	-		4,000	(d)
Secaucus, NJ	Own (2)	340,000	29,000	311,000	(e)	-
Fords, NJ	Lease	36,000	36,000	-		-
Williamsville, NY	Own	102,000	46,000	-		56,000	(a)
Elmsford, NY	Own (3)	143,000	59,000	-		84,000	(d)
New York, NY	Lease	64,000	64,000	-		-
New York, NY	Own	57,000	57,000	-		-
Westbury, NY	Own	92,000	92,000	-		-
Berwyn, PA	Own	69,000	55,000	-		14,000	(a)
Houston, TX	Own	42,000	42,000	-		-
Falls Church, VA	Lease	49,000	49,000	-		-
Aventura, FL	Lease	42,000	42,000	-		-
Chicago, IL	Lease	61,000	61,000	-		-
Chicago, IL	Lease	63,000	63,000	-		-
Boston, MA	Lease	38,000	38,000	-		-
Newton, MA	Lease(4)	48,000	48,000	-		-
Watertown, MA	Lease	33,000	33,000	-		-
Peabody, MA	Lease	44,000	44,000	-		-
Braintree, MA	Lease	38,000	38,000	-		-
Saugus, MA	Lease	31,000	31,000	-		-
Rockville, MD	Lease	38,000	38,000	-		-
Baltimore, MD	Lease	31,000	31,000	-		-
Manhasset, NY	Lease	60,000	60,000	-		-
Flushing, NY	Lease	29,000	29,000	-		-
New York, NY	Lease	23,000	23,000	-		-
New York, NY	Lease	93,000	93,000	-		-
New York, NY	Lease	32,000	32,000	-		-
Columbus, OH	Lease	71,000	71,000	-		-
Warrensville, OH	Lease	38,000	38,000	-		-
Washington, DC	Lease	38,000	38,000	-		-
Washington, DC	Lease	45,000	45,000	-		-
Washington, DC	Lease	43,000	43,000	-		-
Atlanta, GA	Lease	49,000	49,000	-		-
Auburn, MA	Lease	457,000	-	457,000		-
Landover, MD	Lease	22,000	-	22,000		-
		3,494,000	2,336,000	829,000		329,000

(1)	Ground lease dated June 2, 2003 expiring November 3, 2036.
(2)	Ground lease dated June 1, 1977 expiring May 31, 2276.
(3)	Ground lease dated January 1, 1969 and 1970 expiring May 31, 2068 and December 31, 2068.
(4)	This store location consists of two leases.

(a)	Additional space within building currently leased to third parties.
(b)	Additional space consists of a retail strip mall with various tenants in various stages of lease life, including vacant space which is actively marketed by property managers.
(c)	Additional space currently vacant and available for rent.
(d)	Additional space consists of third party building on Company land pursuant to ground lease.
(e)
Of the 311,000 square feet, approximately 34,000 square feet are office space and 277,000 square feet are warehouse and distribution space.  With the consolidation of distribution center functions into the Company’s Massachusetts distribution center, much of the New Jersey distribution center is vacant.

Stores are typically “free-standing” or located in shopping centers and have available adequate free parking. Certain stores in New York, Boston, Chicago, Atlanta and Washington, D.C. are located in key urban areas and are convenient to mass transit. Suburban locations are usually near major highways or thoroughfares in localities of at least 1,000,000 people. In some higher population areas we may have more than one store in the same vicinity.

Lease Terms

Thirty-one of the Company’s locations are leased from unrelated third parties on varying remaining terms with varying option periods. Certain option periods may be based on formulas contained in existing leases or may be based on negotiations between the parties. The following table summarizes the number of leases expiring in each calendar period; the number of such leases with renewal options; and the number of years of each option period.

Calendar Period	Expiring Year	Leases with Renewal Options	Range in Years Of Option Periods
2011	4	0	-
2012	2	2	1-5 years
2013	2	2	5 years
2014	0	0	-
2015	2	0	-
2016 & thereafter	21	13	5 – 10 years

Store leases provide for a base rental of between $5.06 and $104.59 per square foot. In addition, under the “net” terms of all leases, the Company pays maintenance expenses, real estate taxes and other charges. The leases for most of our stores also provide for contingent rent based upon a percentage of sales in excess of certain thresholds. Minimum rental payments for leased locations aggregated approximately $35,684,000 and $27,060,000 for fiscal 2010 and 2009, respectively.

Whenever practicable, space not necessary for Company operations is offered for rent by the Company.  Of the nine operating locations with available rental space, five are fully rented, two (which are multi-tenant strip malls) are partially rented and two are currently vacant. Rental income for tenanted locations, net of administrative and operating expenses of $439,000 and $419,000 in fiscal 2010 and 2009, respectively, was $2,252,000 and $2,373,000 for fiscal 2010 and 2009 respectively. Tenant leases expire at various dates during 2011 through 2047 with various option terms and periods extending to 2097.

Store Openings/Closings

In fiscal 2010, the Company closed four stores in Niles, IL, Paramus, NJ, New York, NY and Plano, TX.  One new store opened during fiscal 2010 in New York, NY.  The Company entered into two new leases during fiscal 2010.  One lease is for a new store in New York, NY, expected to open during fiscal 2011.  The other lease is for a new store in Brooklyn, NY, expected to open during fiscal 2012.

Item 3.	LEGAL PROCEEDINGS

The Company is a party to routine litigation incident to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Item 4.	RESERVED

There is no disclosure required under this Item.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock (the “Common Stock”) is listed on NASDAQ under the symbol “SYMS”.  The following table sets forth the high and low sales prices for the Common Stock as reported by NASDAQ for each quarter of the past two fiscal years.

	Year ended February 26, 2011		Year ended February 27, 2010
	High	Low	High	Low
First Quarter	$10.68	$6.80	$8.61	$4.22
Second Quarter	7.84	7.00	8.57	5.90
Third Quarter	8.49	6.91	8.29	6.57
Fourth Quarter	7.31	6.11	10.00	7.00

Holders

As of April 18, 2011, there were approximately 310 record holders of the Common Stock.

Dividends

 No dividends were paid in fiscal 2010 or fiscal 2009. Payment of dividends is within the discretion of the Company’s Board of Directors and depends upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 4 to Notes to Consolidated Financial Statements regarding covenants in the Company’s bank credit facility).

Issuer Purchases of Equity Securities

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

Performance Graph

Below is a graph comparing the cumulative total shareholders’ return on the Common Stock for the last five fiscal years (beginning February 25, 2006 and ending February 25, 2011, the last trading day for Fiscal 2010) with the cumulative total return of the Wilshire 5000 Index and the S&P Retail Composite Index over the same period (assuming (i) the investment of $100 on February 27, 2006 in the Common Stock and in each of these two Indexes, (ii) reinvestment of all dividends and (iii) no payment of brokerage or other commissions or fees).

Item 6.	SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from the Company’s audited financial statements for the fiscal years ended February 26, 2011, February 27, 2010, February 28, 2009, March 1, 2008 and March 3, 2007.  The selected financial data presented below should be read in conjunction with such financial statements and notes thereto.

	Fiscal Year Ended
	February 26, 2011	February 27, 2010 (1)	February 28, 2009	March 1, 2008	March 3, 2007
	(in thousands, except per share amounts)
Statement of Operations data:
Net sales	$445,133	$377,309	$242,000	$267,149	$281,178
Net income (loss) from operations (2)	(50,380)	(4,842)	(3,993)	2,225	14,064
Net income (loss)	(32,857)	8,308	(3,423)	807	9,548
Net income (loss) per share – basic	$(2.27)	0.57	(0.23)	0.06	0.66
Dividends paid	-	-	-	8,820	-
Net income (loss) per share – diluted	$(2.27)	0.57	(0.23)	0.05	0.65
Balance Sheet data:
Working capital	$31,563	$52,798	$43,215	$57,090	$67,431
Total assets	270,774	269,079	215,123	229,629	239,559
Long-term liabilities	41,421	11,418	840	1,178	1,548
Shareholders’ equity	160,979	195,032	186,043	192,135	202,069

(1)            Reflects the acquisition by the Company on June 18, 2009 of certain real property leases, inventory, equipment and other assets of Filene’s pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code.  The acquisition has been accounted for as a purchase.  See Note 6 of the Notes to Consolidated Financial Statements.

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

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements presented elsewhere in this Annual Report.  The Company has identified certain critical accounting policies that are described below.

Merchandise Inventory – Merchandise inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method.  Under the retail method, inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories.  For a brief period, from October 4, 2009 through October 2, 2010, the Syms stores utilized a different method, the moving weighted average cost method.  Under the moving weighted average cost method, inventory cost and the resulting gross margins are calculated by applying an average cost based on the cost of goods available for sale divided by the number of units available for sale.  After we completed the acquisition of Filene’s, the Company found itself in the position that a portion of its business was utilizing the moving average cost method and a portion of its business was utilizing the retail inventory method.  The Company thus was faced with the choice of either converting Filene’s to the moving average cost method or transitioning the Syms stores back to the system that they had previously utilized.  The Company determined that it would be more effective to revert back to the retail inventory method.  The change in the method of recording Syms inventory in the third quarter of fiscal 2009 and the third quarter of fiscal 2010 did not have a material impact on reported results of operations.  The significant estimates used are for markdowns and shrinkage.

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

Long-Lived Assets -In evaluating and measuring an impairment loss, we consider individual retail locations to be the appropriate asset group, since the store level is the lowest level at which identifiable cash flows are independent of the cash flows of other assets and liabilities.  We evaluate long lived assets for impairment at all of our retail locations on at least an annual basis at the end of each fiscal year, after the holiday selling season, when we have the most visibility into the operations of the individual store.  We will also test an asset group for impairment during the year if any impairment indicators are identified that could result in a potential impairment.  If it is determined that such indicators are present and the review discloses that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining useful lives, their carrying values are reduced to estimated fair value.  Various factors, including future sales growth and profit margins, are included in this analysis.  To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

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

Results of Operations

The following discussion compares the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009. All of the fiscal years were comprised of 52 weeks.

Fiscal Year Ended February 26, 2011 (Fiscal 2010) Compared to Fiscal Year Ended February 27, 2010 (Fiscal 2009)

Net sales increased by $67.8 million or 18% to $445.1 million during fiscal 2010 from $377.3 million in fiscal 2009.  This increase was primarily the result of having a full 12 months of sales in Fiscal 2010 from the Filene’s stores which were acquired in fiscal 2009.   Net sales in fiscal 2009 included sales from Filene’s from June 19, 2009 (first day of operating ownership).  Comparable store sales, including Filene’s sales for comparable periods, were flat in fiscal 2010.  Comparable store sales in the prior year, excluding Filene’s sales, decreased 15%.  The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve full fiscal months.  In addition, the Company opened one store during fiscal 2010 which contributed $1.9 million of the sales increase.  Partially offsetting the above sales increases was the loss of $24.7 million of sales in fiscal 2010 resulting from the closing of four stores during fiscal 2010 and five stores during fiscal 2009.

By merchandise category, our Women’s business grew to 46% of total company net sales from 44% in the prior year, Domestics grew to 6% from 5% last year and Shoes grew to 5% from 4% in fiscal 2009.  This was primarily the result of having a full 12 months of sales in fiscal 2010 from the Filene’s stores which were acquired in fiscal 2009.  These increases came at the expense of Men’s which decreased 4%, from 42% of total Company net sales in fiscal 2009 to 38% this year.  Children’s apparel did not change, remaining at 5% of total company net sales.  Comparable store sales for the stores in the New York metropolitan area were negative low single digits.  Offsetting this were the stores in the South that had flat comparable store sales and stores in other areas of the country that had comparable store sales increase in the low single digits.

Gross profit increased by $28.7 million to $173.8 million during fiscal 2010 from $145.1 million during fiscal 2009.  This increase was primarily the result of having a full 12 months of sales in fiscal 2010 from the Filene’s stores which were acquired in fiscal 2009.  Gross profit as a percent of net sales increased 50 basis points to 39.0% during fiscal 2010 from 38.5% during the comparable prior year period.  This increase was primarily due to the Company taking fewer markdowns this year as a result of it being less promotional.  Partially offsetting the lower markdowns, the Company increased its reserve for inventory obsolescence by $6.2 million, as it determined that it had not adequately cleared out old season merchandise as of year-end.  In addition, the Company’s leased department income increased during fiscal 2010.  Partially offsetting these increases were a lower markup, as the Company continued to reduce prices in order to maintain competitiveness with other retailers.

The Company’s gross profit excludes the cost of its distribution network.  For the fiscal years ended February 26, 2011 and February 27, 2010, the amounts incurred for our distribution network that were classified in selling, general and administrative expenses and occupancy costs were $19.0 million and $15.6 million, respectively.

Selling, general and administrative expense (“SG&A”) increased $14.9 million to $124.4 million during fiscal 2010 as compared to $109.5 million during fiscal 2009.  This increase was primarily the result of having a full 12 months of expenses in fiscal 2010 from the Filene’s stores, which were acquired in fiscal 2009.  As a percent of net sales, SG&A decreased approximately 110 basis points to 27.9% of net sales during fiscal 2010 from 29.0% of net sales in the comparable prior year period.  SG&A as a percent of net sales decreased primarily as a result of lower payroll expenses as a percent of net sales during fiscal 2010.  In addition, the prior year period included life insurance premiums on the policy covering the Company’s founder prior to his death in November 2009.

Advertising expense for fiscal 2010 was $7.0 million or 1.6% of net sales as compared to $8.2 million or 2.2% of net sales for fiscal 2009.  Advertising expense for fiscal 2010 decreased primarily due to the Company being less promotional this year, a reallocation of advertising efforts to less expensive social media from more traditional media and the fact that the Company incurred expenses celebrating Filene’s 100th anniversary and Syms’ 50th anniversary in fiscal 2009.

Occupancy costs, net, were $64.2 million or 14.4% of net sales for fiscal 2010 as compared to $49.5 million or 13.1% of net sales for fiscal 2009.  This increase was primarily the result of having a full 12 months of occupancy costs in fiscal 2010 from the Filene’s stores which were acquired in fiscal 2009.  Partially offsetting this increase was the closing of four stores during fiscal 2010 and five stores during fiscal 2009.   The Company reduces its net occupancy costs by the amount of  rental income from third parties on real estate holdings incidental to the Company’s retail operations.  That factor did not materially impact comparative results during fiscal 2010.  For fiscal 2010 and fiscal 2009, rental income was $2.3 million and $2.4 million, respectively.

Depreciation and amortization expense was $14.6 million or 3.3% of net sales for fiscal 2010 as compared to $11.4 million or 3.0% of net sales for fiscal 2009.  The increase in depreciation and amortization expense was primarily a result of the Filene’s acquisition and capital expenditure additions during the past two fiscal years.

Asset impairment charge for fiscal 2010 was $4.3 million or 1.0% of net sales as compared to $0.1 million or 0.0% of net sales for fiscal 2009.  During fiscal 2010, the Company determined that six stores’ long-lived assets had been impaired.  In addition, the Company shifted most of its merchandise processing from its New Jersey distribution center to its Massachusetts distribution center, in order to reduce distribution costs.  This shift resulted in a partial impairment of the New Jersey facility.  In conjunction with this move, an office in Massachusetts was closed giving rise to a further impairment charge.  During fiscal 2009, one store’s long-lived assets had been determined to be impaired.

In conjunction with the acquisition of Filene’s in June 2009, the Company determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million, resulting in a bargain purchase gain in fiscal 2009, based upon valuations of inventory, fixed assets, equipment and intangible assets net of deferred taxes, customer obligations and other adjustments.  Acquisition costs of $4.9 million, including investment banking, legal, professional and other costs, were expensed in fiscal 2009.

Other income was $0 for fiscal 2010 as compared to $25.0 million for fiscal 2009.  Last year’s income resulted from a gain on life insurance proceeds from officers’ life insurance policies on the Company’s founder, who passed away during fiscal 2009.

Loss on disposition of assets for fiscal 2010 was $0.5 million or 0.1% of net sales as compared to $1.2 million or 0.3% of net sales for fiscal 2009.  During fiscal 2010 the loss on disposition of assets was the net result of closing four stores, selling three stores and downsizing one store.  The related charge in fiscal 2009 was related to the closure of five stores.

The Company recorded $9.3 million of restructuring charges during fiscal 2010 and had no such charges in fiscal 2009.  The Company opened one store and closed four stores during fiscal 2010.  The Company is required to continue to make lease payments on two of these closed stores, one through May 2012 and the other through September 2017.  The Company has recorded the present value of these payments as a restructuring charge, totaling approximately $7.2 million.  In addition, as part of the integration of the Syms and Filene’s operations, a total of $2.1 million of IT related professional fees, legal fees and severance costs associated with staffing level reductions were incurred and have been recorded as restructuring charges.

Interest expense was $1.4 million or 0.3% of net sales during fiscal 2010 compared to $1.5 million or 0.4% of net sales during fiscal 2009.  For fiscal 2010, interest expense was a result of borrowings on the Company’s revolving credit facility.  During the prior year period, interest expense was due to borrowings against the cash surrender value of officers’ life insurance policies and borrowings on the Company’s revolving credit facility.

The sales and gross profit increase attributable to the acquisition of Filene’s were insufficient to offset the expense increases and impairment and restructuring charges incurred during fiscal 2010.  As a result of the above-noted items, the loss before income taxes for fiscal 2010 was $51.7 million as compared to a loss of $6.4 million for fiscal 2009.

For fiscal 2010, the effective income tax rate was 36.5% as compared to 230.2% for fiscal 2009.  In fiscal 2010, the difference between the effective income tax rate and the federal statutory rate resulted primarily from state income taxes, adjustments related to prior year income taxes, and to a lesser extent permanent differences in the deductibility of expenses for book and tax.  In fiscal 2009, this difference related mostly to the non-taxable nature of the life insurance proceeds received and recorded in income, partially offset by the effect of adjustments related to prior year taxes.  The change in the effective income tax rate is primarily due to the above noted items occurring in one year and not the other.

Fiscal Year Ended February 27, 2010 (Fiscal 2009) Compared to Fiscal Year Ended February 28, 2009 (Fiscal 2008)

Net sales for fiscal 2009 were $377.3 million, an increase of $135.3 million or 56%  as compared to net sales of $242.0 million for fiscal 2008. Net sales for fiscal 2009 included sales from Filene’s from June 19, 2009 (first date of operating ownership).  Comparable store sales, which are for Syms stores only, decreased 15% or approximately $32.4 million, reflective of the continued economic recession in the U.S. which resulted in lower retail sales across most markets.  In our comparable store computation, we only include stores that have been opened for a period of at least 12 months and stores that were open during both fiscal years.  Syms closed a store in Virginia and opened a new store in close proximity to the previous location. This location is included in the comparable store comparisons.  We opened no new locations in fiscal 2009 and there was no expansion in square footage in existing stores.  Partially offsetting the above sales increase was the loss of $9.8 million of sales resulting from the closing of five stores during fiscal 2009.

Gross profit for fiscal 2009 was $145.1 million or 38.5% of net sales compared with $100.5 million or 41.5% of net sales for the prior year, an increase of $44.6 million or 44%. Gross profit for fiscal 2009 included gross profit from Filene’s from June 19, 2009 (first date of operating ownership). Gross profit for Syms, exclusive of Filene’s, decreased by $24.4 million which is attributable to decreased sales from declines in store traffic commensurate with the recessionary trend in the U.S. economy and a reduction in gross profit percentage from 41.5% to 38.1%. This decline in gross profit percentage is attributable to reduced margin on close-out sales at five stores  that were closed in fiscal 2009, reduced margin on selected merchandise at two stores in preparation for co-branding of Syms and Filene’s merchandise in the same location, and overall margin decline across all stores due to a re-pricing strategy to reduce prices to 2001 retail levels.

The Company’s gross profit excludes the cost of its distribution network.  For the fiscal years ended February 27, 2010 and February 28, 2009, the amounts incurred for our distribution network that were classified in selling, general and administrative expenses and occupancy costs were $15.6 million and $7.9 million, respectively.

Selling, general and administrative expense (“SG&A”) increased $35.6 million to $109.5 million or 29.0% of net sales for fiscal 2009 as compared to $73.9 million or 30.6% of net sales for fiscal 2008.  SG&A for fiscal 2009 included SG&A from Filene’s from June 19, 2009 (first date of operating ownership).  SG&A for Syms, exclusive of Filene’s, decreased, predominately as a result of reductions in personnel and other controllable expenses commensurate with the reduction in sales previously discussed.

Advertising expense for fiscal 2009 was $8.2 million or 2.2% of net sales compared with $6.3 million or 2.6% of net sales for the prior year, an increase of $1.9 million.  Advertising expense for fiscal 2009 included advertising expense from Filene’s from June 19, 2009 (first date of operating ownership). For fiscal 2009 vs. fiscal 2008, advertising expense for Syms, exclusive of Filene’s, decreased, primarily due to shifts away from TV advertising to a lower-cost and more geographically focused usage of radio, e-mail and in-store promotional activities.

Occupancy costs for fiscal 2009 were $49.5 million or 13.1% of net sales compared with $16.3 million or 6.7% of net sales for the prior year, an increase of $33.2 million.     Occupancy costs for fiscal 2009 included occupancy costs from Filene’s from June 19, 2009 (first date of operating ownership).  Occupancy costs for Syms, exclusive of Filene’s, decreased, primarily as a result of the closure of five store locations. In addition, increased occupancy in certain rental properties resulted in the Company offsetting occupancy costs with net rental income of $2.4 million in fiscal 2009 compared to $2.0 million in fiscal 2008.

Depreciation and amortization expense for fiscal 2009 was $11.4 million or 3.0% of net sales compared with $8.0 million or 3.3% of net sales for the prior year, an increase of $3.4 million.  Depreciation and amortization expense for fiscal 2009 included depreciation and amortization expense from Filene’s from June 19, 2009 (first date of operating ownership). For fiscal 2009, depreciation and amortization expense for Syms, exclusive of Filene’s, decrease primarily to assets reaching fully depreciated status.

In conjunction with the acquisition of Filene’s, the Company determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million, resulting in a bargain purchase gain in fiscal 2009 based upon valuations of inventory, fixed assets, equipment and intangible assets, net of deferred taxes, customer obligations and other adjustments. Acquisition costs inclusive of investment banking, legal, professional and other costs aggregating $4.9 million were expensed in the periods incurred.

During fiscal 2009, the Company recorded an impairment charge of $0.1 million related to estimated impairments in the carrying value of one retail location and a loss of $1.2 million from the disposition of assets related to the closure of five store locations.  During fiscal 2008, the Company recorded an impairment charge of $0.5 million and a gain from the sale of assets of $0.5 million.

Other income was $25.0 million for fiscal 2009 as compared to $0.1 million for fiscal 2008.  This increase is due to the receipt of life insurance proceeds from officers’ life insurance policies on the life of the Company’s founder (Sy Syms), who died in November, 2009.

Interest expense was $1.5 million for fiscal 2009 as compared to $0.0 million for fiscal 2008.  This increase is due to interest incurred on a cash surrender value advance and interest incurred on borrowings under a revolving credit facility with Bank of America and an unused credit line with IDB.

The loss before income taxes for fiscal 2009 was $6.4 million compared with a loss before income taxes of  $4.0 million for fiscal 2008. The decrease in operating results before income taxes resulted from the factors discussed above.

For fiscal 2009, the effective income tax rate was 230.2% as compared to 15.1% for fiscal 2008. The increase in the effective tax rate for fiscal 2009 reflects the impact of permanent differences of certain income items not taxable.

Liquidity and Capital Resources

Working capital at February 26, 2011 was $31.6 million, a decrease of $21.2 million from February 27, 2010, and the ratio of current assets to current liabilities was 1.46 to 1 as compared to 1.84 to 1 at February 27, 2010.  The decrease in working capital was primarily due to a reduction in assets held for sale, as three of the four properties held, were sold during fiscal 2010.  In addition, accrued expenses increased as a result of the restructuring charges related to lease payments for two stores closed during fiscal 2010.

Net cash used by operating activities totaled $15.6 million for fiscal 2010 as compared to net cash provided of $26.9 million for fiscal 2009.  The net cash used in fiscal 2010 reflects the net loss reported in fiscal 2010.  The net cash provided in 2009 reflects the receipt of life insurance proceeds from officers’ life insurance policies on the Company’s founder, who died during fiscal 2009.

           Net cash used in investing activities was $4.8 million for fiscal 2010 as compared to net cash used of $51.1 million for fiscal 2009. The acquisition of the assets of Filene’s in fiscal 2009 largely accounts for the higher cash usage in fiscal 2009.

Net cash provided by financing activities was $20.6 million for fiscal 2010 as compared to $24.4 million for fiscal 2009.  For fiscal 2010, this reflects borrowing under the Company’s revolving credit facility to cover operating expenses.  For fiscal 2009, this reflects an advance of $16.0 million of cash value of officers’ life insurance and proceeds from credit borrowings of $8.4 million to cover operating expenses.

The Company had an unsecured $40 million, revolving credit facility with Israel Discount Bank (“IDB”) through June 4, 2009, the agreement for which contained various financial covenants and ratio requirements. There were no borrowings under this facility during its term and the Company was in compliance with its covenants during the period in which this facility was available. Effective June 5, 2009, the Company revised this facility to a secured $40 million, revolving credit facility with the same bank and in connection with the acquisition of Filene’s, borrowed $24.0 million under this facility.

On August 27, 2009, the Company entered into a secured $75 million revolving Credit Agreement which replaced the IDB facility, and expires on August 27, 2012.  That Credit Agreement, which has been amended as of January 7, 2011 and March 8, 2011, is among Syms Corp, as Lead Borrower, the other Borrowers named therein, the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.  Availability thereunder is based on a borrowing base consisting generally of certain inventory, credit card receivables, mortgaged real estate and cash collateral (the “Borrowing Base”).  In connection with the Bank of America facility, the Company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement.  This facility bears interest at various rates depending on availability under formula.  As of February 26, 2011, the interest rate on the facility was Prime +2.25% or LIBOR +3.25%, which equates to 5.50% and 3.51%, respectively.  In addition, Syms Corp and the other Borrower (collectively, the “Borrowers”) are subject to certain negative covenants customary for credit facilities of this size, type and purpose.  These covenants restrict or limit, among other things, their ability to incur additional indebtedness, grant liens on their assets, dispose of assets, make acquisitions and investments, merge, dissolve or consolidate and pay dividends, redeem equity and make other restricted payments.

The Credit Agreement sets forth financial conditions which must be fulfilled in order for a Borrower (i) to (a) acquire a controlling interest in another entity, all or substantially all of the assets of another entity or a business unit of another entity; (b) enter into a merger or consolidation having the same effect; or (c) acquire additional store locations from another entity; (ii) to purchase, redeem or otherwise acquire equity interests issued by it or (iii) to make a voluntary prepayment, repurchase, redemption or defeasance of indebtedness permitted by the Credit Agreement (other than indebtedness subordinated to the indebtedness under the Credit Agreement).  These conditions require that:

(i)	No default exists under the Credit Agreement;
(ii)	After giving effect to the contemplated transaction, Average Daily Availability for each month during the 12 months following such transaction be at least equal to 30% of the Loan Cap; and
(iii)	The consolidated fixed charge coverage ratio, after giving pro forma effect to such transaction for the 12 months prior to such transaction be at least 1.2:1.0.

“Average Daily Availability” is computed for each month as follows:  (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) is determined and (c) such sum is divided by the number of days in such month.  The “Loan Cap” for each day is an amount equal to the lesser of $75 million and the Borrowing Base (as described above) for such day, plus, in each case, the outstanding principal amount of the term loan for such day.  Determination of whether the second or third condition described above is satisfied requires the Company to give effect to the contemplated transaction.  Thus, unless and until a specific transaction is proposed, no calculation is required or can be made with respect to these conditions.  No transactions giving rise to this calculation occurred during the fiscal year ended February 26, 2011.

In addition, the restriction on indebtedness provides for an availability of up to $5 million at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like.  As of February 26, 2011, the Borrowers have no such indebtedness outstanding.

The Credit Agreement contains a financial covenant which requires that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 12.5% of the Borrowing Base described above (or $9.375 million, whichever is less).  As of February 26, 2011, the Borrowing Base was $60.9 million, which means that the Company was required to maintain unutilized borrowing capacity of not less than $7.6 million.

As of February 26, 2011, $30.2 million is outstanding under the Credit Agreement. Each of the Company’s loan facilities has had sub-limits for letters of credit which when utilized, reduce availability under the facility.  At February 26, 2011 and February 27, 2010, the Company had outstanding letters of credit of $10.1 million and $6.6 million, respectively.  Total interest charges incurred for fiscal 2010, fiscal 2009 and fiscal 2008 were $1.5 million, $1.6 million and $0.2 million, respectively. There was no capitalized interest for fiscal 2010, fiscal 2009 or fiscal 2008.

Capital expenditures are expected to range from $2 million to $6 million for fiscal 2011.  Although some of the anticipated expenditures are discretional, we believe that they are necessary to maintain efficient, orderly and safe operating environments.

On June 18, 2009 the Company, through a wholly-owned subsidiary, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States Bankruptcy Court for the District of Delaware. The purchase price paid at closing was approximately $64.0 million in cash, of which $38.9 million was paid for by the Company. Approximately $25.1 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $ 23.9 million in borrowings under the Company’s asset-based revolving credit facility and the remainder from cash on hand.

The U.S. economy is continuing to experience weakness. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase operating and finance costs. Management believes that existing cash, internally generated funds, trade credit, funds available from the revolving credit facility and other financing, if needed, will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 25, 2012.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations for its last three fiscal years.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
Contractual Obligations
Operating Leases	$371,309,000	$38,240,000	$76,169,000	$73,983,000	$182,917,000
Revolving Credit Facility (1)	30,192,000	-	30,192,000	-	-
Total Contractual Cash Obligations	$401,501,000	$38,240,000	$106,361,000	$73,983,000	$182,917,000

(1)
The facility bears interest at various rates depending on availability under formula.  As of February 26, 2011, the interest rate on the facility was Prime +2.25% or LIBOR +3.25%, which equates to 5.50% and 3.51%, respectively.

	Amount of Commitment Expiration Per Period
	Total Amounts	Within			After 5
	Committed	1 year	2-3 years	4-5 years	Years
Other Commercial Commitments
Lines of Credit	$-	$-	$-	$-	$-
Letters of Credit	10,098,000	10,098,000	-	-	-

Total Commercial Commitments	$10,098,000	$10,098,000	$-	$-	$-

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

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE –

Not applicable

Item 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures  that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended ( “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date as described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

(b)	Management’s Report on Internal Control Over Financial Reporting

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of February 26, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

Based on this assessment, the management of Syms Corp. has concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent registered public accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both internal and external auditors.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited internal control over financial reporting as of February 26, 2011 and has expressed an unqualified opinion thereon.

(c)	Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Syms Corp
Secaucus, NJ

We have audited Syms Corp’s internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Syms Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Syms Corp maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syms Corp as of February 26, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated May 13, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York
May 13, 2011

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company maintains a code of ethics applicable to the Company’s chief executive officer and senior financial and professional personnel (including the Company’s chief financial officer, principal accounting officer or controller and persons performing similar functions). The Company has posted a copy of such code of ethics on its website at www.syms.com under “Investor Information” – “Corporate Governance”. The Company will also make copies of such code of ethics available to investors upon request.  Any such request should be sent by mail to Syms Corp, One Syms Way, Secaucus, NJ 07094 Attn: Secretary or should be made by telephone by calling 201-902-9600.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Plan Compensation Information

The following table provides information as of February 26, 2011, about the shares of our common stock that may be issued upon exercise of options granted to employees or members of our Board under all of our existing equity compensation plans, including our 2005 stock option plan.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
	Securities to be issued upon exercise of outstanding Options	Weighted average exercised price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)
Plan Category:
Equity compensation plans approved by security holders	97,500	$15.01	-
Equity compensation plans not approved by security holders	-	-	-
Total	97,500	$15.01	-

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

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II: Valuation and qualifying accounts

Schedules, other than the one listed above, are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)	List of Exhibits:

The following exhibits that are marked with an asterisk are filed as part of this Annual Report, the following exhibits that are marked with a double asterisk are submitted with this Annual Report and the other exhibits set forth below are incorporated by reference from (i) the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 (the “Registration Statement”) or (ii) where indicated, the Company’s reports on Form 8-K, Form 10-Q or Form 10-K or the Company’s Proxy Statement (Commission File No. 1-8564).

2.1
Purchase Agreement, dated as of June 18, 2009, by and among SYL, LLC, a wholly owned subsidiary of Syms Corp, Filene's Basement, Inc. and FB Leasing Services (exhibit 10.1 to Current Report on Form 8-K dated June 24, 2009).

2.2*+
Purchase and Sale Agreement, dated as of February 28, 2011, with Hines Interests Limited Partnership, a Delaware limited partnership, as Purchaser, for the sale of property located at 1900 Chapman Avenue, Rockville, Maryland.

3.1*	Certificate of Incorporation of Syms Corp and amendment to the Certificate of Incorporation.

3.2	Amended and Restated By-laws of Syms Corp (exhibit 3.1 to Current Report on Form 8-K dated January 12, 2009).

4.1	Specimen Certificate of Common Stock as filed in the Registration Statement.

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

10.5*+
Credit Agreement, dated as of August 27, 2009, by and among Syms Corp, SYL LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and  Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer (the “Credit Agreement”) (re-filed; formerly filed as exhibit 10.1 to Current Report on Form 8-K dated September 1, 2009)

10.6	First Amendment to the Credit Agreement, dated as of January 7, 2011 (exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011)

10.7*	Second Amendment to the Credit Agreement, dated as of March 8, 2011

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMS CORP

By:	/s/ Marcy Syms
Marcy Syms
Chairman and Chief Executive Officer

Date: May 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcy Syms	Chairman of the Board/ Chief Executive Officer	May 13, 2011
Marcy Syms	and Director (Principal executive officer)

/s/ Seth Udasin	Chief Financial Officer	May 13, 2011
Seth Udasin	(Principal financial and accounting officer)

/s/ Bernard H. Tenenbaum	Director	May 13, 2011
Bernard H. Tenenbaum

/s/ Thomas E. Zanecchia	Director	May 13, 2011
Thomas E. Zanecchia

/s/ Henry M. Chidgey	Director	May 13, 2011
Henry M. Chidgey

/s/ Beth Bronner	Director	May 13, 2011
Beth Bronner

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Syms Corp
Secaucus, New Jersey

The audits referred to in our report dated May 13, 2011 relating to the financial statements of Syms Corp, which is contained in Item 15 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York
May 13, 2011

SCHEDULE II

SYMS CORP
Valuation and qualifying accounts
Fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009

		Additions
	Balance at beginning of period	Charged against revenues or to costs & expenses	Charged to other accounts	Deductions	Balance at end of period

Reserve for inventory obsolescence (1)

Fiscal 2008	2,820,000	914,000	-	(1,538,000)	2,196,000
Fiscal 2009	2,196,000	2,304,313	-	(99,000)	4,401,313
Fiscal 2010	4,401,313	7,428,200		(1,222,080)	10,607,433

Deferred tax valuation allowance

Fiscal 2008	-	-	-	-	-
Fiscal 2009	-	-	346,000	-	346,000
Fiscal 2010	346,000	-	1,154,000	-	1,500,000

(1)
Reflects adjustment of obsolete or out-of-season merchandise inventories to realizable value.  Additions represent increases to the reserve and deductions represent decreases to the reserve based on quarterly assessments of the reserve.

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SYMS Corp
Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Syms Corp as of February 26, 2011 and February 27, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 26, 2011. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syms Corp at February 26, 2011 and February 27, 2010, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 26, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Syms Corp’s internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 13, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York
May 13, 2011

Consolidated Balance Sheets
(In thousands except per share amounts)

	February 26,	February 27,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,298	$2,049
Receivables	2,619	3,195
Merchandise inventories - net	76,595	82,234
Deferred income taxes	9,180	5,912
Assets held for sale	1,900	14,392
Prepaid expenses and other current assets	7,345	7,645
TOTAL CURRENT ASSETS	99,937	115,427

PROPERTY AND EQUIPMENT - Net	117,200	118,539
DEFERRED INCOME TAXES	37,086	18,113
BUILDING AND AIR RIGHTS	9,134	9,134
OTHER ASSETS	7,417	7,866
TOTAL ASSETS	$270,774	$269,079

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,701	$47,356
Accrued expenses	21,114	9,945
Obligations to customers	5,559	5,328
TOTAL CURRENT LIABILITIES	68,374	62,629

LONG TERM DEBT	30,192	8,402
OTHER LONG TERM LIABILITIES	11,229	3,016

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	-	-
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,448 shares outstanding (net of 4,448 treasury shares) as of February 26, 2011, and 14,598 shares outstanding (net of 4,298 treasury shares) as of February 27, 2010.	800	800
Additional paid-in capital	21,605	21,605
Treasury stock	(47,110)	(45,903)
Accumulated Other Comprehensive Income	(1,480)	(1,491)
Retained earnings	187,164	220,021
TOTAL SHAREHOLDERS' EQUITY	160,979	195,032
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$270,774	$269,079

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009

Net sales	$445,133	$377,309	$242,000
Cost of goods sold	271,341	232,207	141,475
Gross profit	173,792	145,102	100,525

Expenses:
Selling, general and administrative	124,385	109,460	73,943
Advertising	7,021	8,193	6,339
Occupancy, net	64,203	49,535	16,304
Depreciation and amortization	14,581	11,414	8,003
Asset impairment charge	4,255	80	530
Bargain purchase gain	-	(9,714)	-
Acquisition costs	-	4,857	-
Gain from life insurance proceeds and other income	(36)	(25,049)	(53)
(Gain) loss on disposition of assets	457	1,168	(548)
Restructuring charges	9,306	-	-
Total expenses	224,172	149,944	104,518

Income (loss) from operations	(50,380)	(4,842)	(3,993)

Interest expense	1,366	1,538	38

Income (loss) before income taxes	(51,746)	(6,380)	(4,031)

Income tax benefit	(18,889)	(14,688)	(608)

Net income (loss)	$(32,857)	$8,308	$(3,423)

Net income (loss) per share - basic	$(2.27)	$0.57	$(0.23)

Weighted average shares outstanding - basic	14,456	14,593	14,589

Net income (loss) per share - diluted	$(2.27)	$0.57	$(0.23)

Weighted average shares outstanding - diluted	14,456	14,593	14,589

See Notes to Consolidated Financial Statements

SYMS CORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Com- prehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE AS OF March 1, 2008	18,670	$789	$19,273	(4,082)	$(43,086)	$215,136	$23	$192,135

Exercise of options	218	11	2,137	-	-	-	-	2,148
Tax benefit derived from exercise of Options	-	-	150	-	-	-	-	150
Stock buyback	-	-	-	(216)	(2,817)	-	-	(2,817)
Comprehensive income:
Net loss	-	-	-	-	-	(3,423)	-	(3,423)
Deferred pension (loss), net of tax	-	-	-	-	-	-	(2,150)	(2,150)
Total comprehensive (loss)	-	-	-	-	-	-	-	(5,573)

BALANCE AS OF February 28, 2009	18,888	$800	$21,560	(4,298)	$(45,903)	$211,713	$(2,127)	$186,043

Exercise of options	8	-	45	-	-	-	-	45
Comprehensive income:
Net income	-	-	-	-	-	8,308	-	8,308
Deferred pension gain, net of tax	-	-	-	-	-	-	636	636
Total comprehensive income	-	-	-	-	-	-	-	8,944

BALANCE AS OF February 27, 2010	18,896	$800	$21,605	(4,298)	$(45,903)	$220,021	$(1,491)	$195,032

Stock buyback	-	-	-	(150)	(1,207)	-	-	(1,207)
Comprehensive income:
Net loss	-	-	-	-	-	(32,857)	-	(32,857)
Deferred pension (loss), net of tax	-	-	-	-	-	-	11	11
Total comprehensive (loss)	-	-	-	-	-	-	-	(32,846)

BALANCE AS OF February 26, 2011	18,896	$800	$21,605	(4,448)	$(47,110)	$187,164	$(1,480)	$160,979

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,857)	$8,308	$(3,423)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,581	11,414	8,003
Asset impairment	4,255	80	530
Bargain purchase gain	-	(9,714)	-
Deferred income taxes	(22,241)	(9,316)	(615)
(Gain) loss on disposition of assets	457	1,168	(503)
(Increase) decrease in operating assets, net of Filene's acquisition:
Receivables	576	(1,606)	856
Merchandise inventories	5,640	(8,438)	13,606
Prepaid expenses and other current assets	299	(1,827)	(1,170)
Other assets	(242)	1,078	(1,995)
Increase (decrease) in operating liabilities, net of Filene's acquisition:
Accounts payable	(5,655)	32,420	(10,674)
Accrued expenses	4,867	5,703	(262)
Obligations to customers	231	(160)	(151)
Other long term liabilities	8,213	2,176	(338)
Income taxes	6,318	(4,409)	(940)
Net cash (used in) provided by operating activities	(15,558)	26,877	3,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in building and air rights	-	-	(6,034)
Purchase of Filene's Basement	-	(38,927)	-
Expenditures for property and equipment	(15,540)	(12,224)	(7,667)
Proceeds from sale of land, building and other assets	10,764	54	923
Net cash used in investing activities	(4,776)	(51,097)	(12,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value advance	-	16,000	-
Exercise of stock options	-	45	2,148
Purchase of treasury shares	(1,207)	-	(2,817)
Tax benefit of options	-	-	150
Borrowings on revolving credit facilities	428,731	51,494	-
Repayments on revolving credit facilities	(406,941)	(43,092)	-
Net cash provided by (used in) financing activities	20,583	24,447	(519)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	249	227	(10,082)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,049	1,822	11,904
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,298	$2,049	$1,822

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,387	$975	$170
Income taxes (net of refunds)	$(2,702)	$506	$4,292

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
FISCAL YEARS ENDED FEBRUARY 26, 2011, FEBRUARY 27, 2010 AND FEBRUARY 28, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Principal Business -   Syms Corp (”Syms” or the “Company”) and its wholly-owned subsidiary Filene’s Basement, LLC (“Filene’s”, “Filene’s, LLC” or “Filene’s Basement”) collectively own and operate a chain of 47 “off-price” retail stores under the “Syms” name (which are owned and operated by the Company) and “Filene’s Basement” name (which are owned and operated by Filene’s, LLC).  The stores are located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest.  Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores.  On June 18, 2009, the Company’s, wholly-owned subsidiary, SYL, LLC now known as Filene’s Basement, LLC acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code.  As a result, Filene’s, LLC owns and operates 21 Filene’s Basement stores that are located in the Northeastern, Middle Atlantic, Midwest and Southeast regions.  Filene’s Basement also offers a broad range of first quality brand name and designer clothing for men, women and children.  In addition, Syms owns and operates 5 co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operate in a single operating segment – the “off-price” retail stores segment.

b.
Principles of Consolidation - The financial statements include the accounts of the Company including its wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

c.
Accounting Period - Fiscal 2010 ended on February 26, 2011; fiscal 2009 ended on February 27, 2010, and fiscal 2008 ended on February 28, 2009.  The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to February 28.  The fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009 were comprised of 52 weeks.

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

g.	Receivables – Receivables consist of third party credit and debit card receivables and other miscellaneous items.

h.
Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method.  Prior to October 4, 2009, all of the Company’s inventories were determined by the retail inventory method.  For a brief period, from October 4, 2009 through October 2, 2010, the Syms stores utilized a different method, the moving weighted average cost method.  As part of the integration plan for the Company, the Syms stores converted their merchandise systems over to that used by Filene’s, effective October 3, 2010 and thus reverted back to the retail inventory method.  The change in the method of recording Syms inventory in the third quarter of fiscal 2009 and in the third quarter of fiscal 2010 did not have a material impact on reported results of operations.  The Company maintains a reserve for inventory obsolescence, which is a reduction to merchandise inventories.  The Company increased its reserve for inventory obsolescence by $6.2 million, as it determined that it had not adequately cleared out old season merchandise as of year-end.  The reserve for inventory obsolescence was $10.6 million and $4.4 million as of February 26, 2011 and February 27, 2010, respectively.

i.	Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are determined by the straight-line method over the following estimated useful lives:

Buildings and improvements	15 - 39 years
Machinery and equipment	4 - 7 years
Furniture and fixtures	7-10 years
Leasehold improvements	Lesser of life of the asset or life of lease
Computer software	3 years

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

l.
Other Assets – The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $2.2 million and $1.9 million at February 26, 2011 and February 28, 2009, respectively. In March 2009, as a result of uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16.0 million of accumulated cash value which was ultimately used in connection with the Company’s acquisition of Filene’s, more fully discussed in Note 6 below. The Company continued to be a beneficiary of life insurance policies insuring Mr. Sy Syms, the Company’s founder and Chairman, who died on November 17, 2009. Pursuant to those policies, in December 2009, the Company received cash proceeds of approximately $29.9 million, which was net of the aforementioned, previously received $16.0 million in cash values. Net of the cash surrender value of officer’s life insurance of $5.1 million recorded as of August 29, 2009 in other assets, the Company realized a net gain of $24.8 million. Upon receipt, the aforementioned cash proceeds were used for working capital purposes and to repay a portion of the Company’s senior debt facility.

m.	Accrued Expenses – Accrued expenses include accrued payroll of $2.1 million and $2.7 million in fiscal 2010 and fiscal 2009, respectively.

n.
Obligation to Customers - Obligations to customers represent credits issued for returned merchandise as well as gift certificates.  When the Company sells a gift certificate to a customer, it is recorded as a liability in the period the sale occurred.  When the customer redeems the gift certificate for the purchase of merchandise, a sale is recorded and the liability reduced. The Company’s policy is that these credits and gift certificates do not expire.

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

p.	Revenue Recognition – The Company recognizes revenue at the “point of sale”. Allowance for sales returns is recorded as a component of net sales in the period in which the related sales are recorded.

q.	Comprehensive Income (Loss) – Comprehensive income (loss) was ($32.8) million, $8.9 million and ($5.6) million for fiscal years 2010, 2009 and 2008, respectively.

r.
Segment Reporting - ASC 280, “Segment Reporting” establishes standards for reporting information about a company’s operating segments.   It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The Company operates in a single reporting segment - the operation of “off-price” retail stores.  Revenues from external customers are derived from merchandise sales.  The Company’s merchandise sales mix by product category for the last three fiscal years was as follows:

	Fiscal Year
	2010	2009	2008
Women’s dresses, suits, separates and accessories	46%	44%	29%
Men’s tailored clothes and haberdashery	38%	42%	53%
Children’s apparel	5%	5%	7%
Luggage, domestics and fragrances	6%	5%	3%
Shoes	5%	4%	8%
Total	100%	100%	100%

The Company does not rely on any major customers as a source of revenue.

s.
Gross Profit - The Company’s gross profit excludes the cost of its distribution network.  For the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009, the amounts incurred for our distribution network that were classified in selling, general and administrative expenses and occupancy costs were $19,028,000, $15,557,000 and $7,875,000, respectively.

t.	Computer Software Costs – The Company capitalizes the cost of software developed or purchased for internal use.

u.
Advertising Costs – Advertising and sales promotion costs are expensed at the time the advertising occurs.    Advertising and sales promotion costs were $7,021,000 $8,193,000 and $6,339,000 in fiscal 2010, 2009 and 2008, respectively.  The Company does not receive any allowances or credits from vendors in connection with the purchase or promotion of the vendor’s product, such as co-operative advertising and other considerations.

v.
Occupancy Costs – Occupancy expenses for fiscal 2010, 2009 and 2008 have been reduced by net rental income of $2,252,000, $2,373,000 and $2,026,000, respectively from real estate holdings incidental to the Company’s retail operations.

w.
Accounting for Stock-Based Compensation – The Company accounts for stock-based compensation costs in accordance with ASC 718, “Stock Compensation”.  Consistent with ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  There were no options granted during fiscal 2010, and all options previously issued are fully vested.

x.
New Accounting Pronouncements – In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.”  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s results of operation or our financial position.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:
	February 26, 2011	February 27, 2010
	(in thousands)
Land	$37,615	$37,615
Buildings and building improvements	114,895	109,919
Leasehold and leasehold improvements	27,107	39,037
Machinery and equipment	18,186	22,233
Furniture and fixtures	25,784	28,303
Construction in progress	733	1,685
Computer software	17,342	16,002
	241,662	254,794
Less: accumulated depreciation and amortization	124,462	136,255
	$117,200	$118,539

In addition to the properties reflected in the above amounts, the Company has one property in Ohio that is held for sale.  In conjunction with the above, the Company recorded impairment charges in fiscal 2010 of $4,255,000 and in fiscal 2009 of $80,000.

NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes is as follows:
	Fiscal Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009
	(in thousands)
Current:
Federal	$3,368	$(5,954)	$(437)
State	62	582	197
	3,430	(5,372)	(240)

Deferred:
Federal	$(20,107)	$(7,321)	$(55)
State	(2,212)	(1,995)	(313)
	(22,319)	(9,316)	(368)

(Benefit) provision for income taxes	$(18,889)	$(14,688)	$(608)

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the (benefit)/provision for income taxes:
	Fiscal Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State taxes¹	5.6	21.3	3.8
Non-deductible insurance premiums	-	(10.9)	(18.6)
Life insurance proceeds	-	135.8	-
Acquisition of Filene’s Basement	-	53.4	-
Change of valuation allowance	(2.1)	(5.4)	-
Effect on deferred taxes for change in state tax rate	0.6	3.8	-
Other	(2.6)	(2.8)	(5.1)
Effective income tax rate	36.5%	230.2%	15.1%

¹ Includes adjustment of prior year accrual and true-up of state net operating losses.

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended
	February 26, 2011	February 27, 2010
	(in thousands)
Deferred tax assets:
Capitalization of inventory costs	$1,917	$1,783
Pension cost	-	28
Reserves not currently deductible for tax purposes	6,651	4,431
Net operating loss carry forwards	16,610	6,889
Depreciation	13,282	12,183
Step rent	2,557	936
Deferred rent	2,954	-
AMT Credit	3,181	-
Accrued Expenses	434	-
Other	80	-
SFAS 158 adjustment	918	995
Total deferred tax assets	$48,584	$27,245
Valuation Allowance	(1,500)	(346)
Deferred tax assets after valuation allowance	$47,084	$26,899

Deferred tax liabilities:
Depreciation	-	(2,074)
Intangibles	(413)	(778)
Step rent	(299)	-
Pension cost	(106)	-
Other	-	(22)
Total deferred tax liabilities	(818)	(2,874)
Net deferred tax assets	$46,266	$24,025

Current deferred tax assets	$9,180	$5,912
Long term deferred tax assets	37,086	18,113
Total deferred tax assets	$46,266	$24,025

At February 26, 2011, the Company had state net operating loss carry forwards of approximately $61,290,000.  These net operating losses expire in years through fiscal 2030.  The Company also had federal net operating loss carry forwards of approximately $36,056,000.  These net operating losses will expire in years through fiscal  2030.

Based on management’s assessment it is more likely than not that, for federal purposes, deferred tax assets will be realized by future taxable income or tax planning strategies.  A valuation allowance of approximately $1,500,000 was recorded for certain states net operating loss not expected to be fully utilized.

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  For fiscal 2010, the Company recorded approximately $13,000 in interest before federal and state tax effect.  The aggregate tax liability as related to uncertain tax positions, plus related interest and penalties, as of February 26, 2011 is approximately $296,000.

The Company is currently under examination by federal tax authorities for fiscal years 2008 and 2009.  State examinations occur at various dates covering various periods: one of the larger of such examinations is currently being conducted by the State of New York for fiscal years 2005 through 2008.

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

On August 27, 2009 the Company entered into a $75 million, secured, revolving Credit Agreement which replaced the IDB facility, and expires on August 27, 2012.  That Credit Agreement, which has been amended as of January 7, 2011 and March 8, 2011, is among Syms Corp., as Lead Borrower, the other Borrowers named therein, the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.  Availability thereunder is based on a borrowing base consisting generally of certain inventory, credit card receivables, mortgaged real estate and cash collateral (the “Borrowing Base”).  In connection with the Bank of America facility, the Company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement.  This facility bears interest at various rates depending on availability under formula.  As of February 26, 2011, the interest rate on the facility was Prime +2.25% or LIBOR +3.25%, which equates to 5.50% and 3.51%, respectively.  In addition, Syms Corp. and the other Borrower (collectively, the “Borrowers”) are subject to certain negative covenants customary for credit facilities of this size, type and purpose.  These covenants restrict or limit, among other things, their ability to incur additional indebtedness, grant liens on their assets, dispose of assets, make acquisitions and investments, merge, dissolve or consolidate and pay dividends, redeem equity and make other restricted payments.

The Credit Agreement sets forth financial conditions which must be fulfilled in order for a Borrower (i) to (a) acquire a controlling interest in another entity, all or substantially all of the assets of another entity or a business unit of another entity; (b) enter into a merger or consolidation having the same effect; or (c) acquire additional store locations from another entity; (ii) to purchase, redeem or otherwise acquire equity interests issued by it or (iii) to make a voluntary prepayment, repurchase, redemption or defeasance of indebtedness permitted by the Credit Agreement (other than indebtedness subordinated to the indebtedness under the Credit Agreement).  These conditions require that:

(i)	No default exists under the Credit Agreement;
(ii)	After giving effect to the contemplated transaction, Average Daily Availability for each month during the 12 months following such transaction be at least equal to 30% of the Loan Cap; and
(iii)	The consolidated fixed charge coverage ratio, after giving pro forma effect to such transaction for the 12 months prior to such transaction be at least 1.2:1.0.

 “Average Daily Availability” is computed for each month as follows:  (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) is determined and (c) such sum is divided by the number of days in such month.  The “Loan Cap” for each day is an amount equal to the lesser of $75 million and the Borrowing Base (as described above) for such day, plus, in each case, the outstanding principal amount of the term loan for such day.  Determination of whether the second or third condition described above is satisfied requires the Company to give effect to the contemplated transaction.  Thus, unless and until a specific transaction is proposed, no calculation is required or can be made with respect to these conditions.  No transactions giving rise to this calculation occurred during the fiscal year ended February 26, 2011.

In addition, the restriction on indebtedness provides for an availability of up to $5,000,000 at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like.  As of February 26, 2011, the Borrowers have no such indebtedness outstanding.

The Credit Agreement contains a financial covenant which requires that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 12.5% of the Borrowing Base described above (or $9.375 million, whichever is less).  As of February 26, 2011, the Borrowing Base was $60.9 million, which means that the Company was required to maintain unutilized borrowing capacity of not less than $7.6 million.

As of February 26, 2011, $30.2 million is outstanding under this facility. Each of the Company’s loan facilities have had sub-limits for letters of credit which when utilized, reduce availability under the facility.

At February 26, 2011 and February 27, 2010 the Company had outstanding letters of credit of $10.1 million and $6.6 million, respectively.  Total interest charges incurred for fiscal 2010, fiscal 2009 and fiscal 2008 were $1,492,000, $1,628,000 and $170,000, respectively. There was no capitalized interest for fiscal 2010, fiscal 2009 or fiscal 2008.

NOTE 5 – FAIR VALUE MEASUREMENTS

ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. ASC 820-10 indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. We currently do not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

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

Assets measured at fair value on a recurring basis include the following as of February 26, 2011 and February 27, 2010:

Fair Value Measurement at February 26, 2011 Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	February 26,
	(Level 1)	(Level 2)	(Level 3)	2011

Cash and cash equivalents	$2,298,000	$-	$-	$2,298,000

Cash surrender value
– Officers’ Life Insurance	$-	$2,192,000	$-	$2,192,000

Fair Value Measurement at February 27, 2010 Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	February 27,
	(Level 1)	(Level 2)	(Level 3)	2010

Cash and cash equivalents	$2,049,000	$-	$-	$2,049,000

Cash surrender value
– Officers’ Life Insurance	$-	$1,905,000	$-	$1,905,000

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company's pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of  March 4, 2007, the Company was required to determine the fair value of the Company's pension plan assets as of February 26, 2011. The fair value of pension plan assets was $7.9 million at February 26, 2011.   These assets are valued in active liquid markets.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During fiscal 2010, the Company wrote down assets with carrying amounts of $10.4 million to a fair value of $6.1 and recorded an asset impairment charge of $4.3 million.  Measurements based on undiscounted cash flows are considered to be level 3 inputs.

Financial Instruments

At February 26, 2011 and February 27, 2010, the fair values of cash and cash equivalents, receivables and accunts payable approximated their carrying values due to the short-term nature of these instruments.  The fair value of long term debt approximates carrying value as it is a variable-rate instrument.

NOTE 6 – ACQUISITION OF FILENE’S BASEMENT

On June 18, 2009 the Company, through its wholly-owned subsidiary, SYL, LLC, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States Bankruptcy Court for the District of Delaware in accordance with Sections 105, 363 and 365 of the United States Bankruptcy Code.  Assets of Filene’s were acquired for a variety of reasons including the opportunity to capitalize on the strength of brand awareness, leverage the utilization of combined infrastructure and personnel, and to expand market share in the off-price retail clothing market. The purchase price paid at closing was approximately $64.0 million in cash, of which $38.9 million was paid for by the Company. Approximately $25.1 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $ 23.9 million in borrowings under the Company’s asset-based revolving credit facility (Note 4), and the remainder from cash on hand.  The acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of SFAS 141(R) (now ASC Topic 805), Business Combinations.

The consolidated financial statements presented herein include the results of operations for Filene’s for the period from June 19, 2009 through February 26, 2011.

The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million, which was recorded as a bargain purchase gain, and is shown as a separate component of operating expenses in the consolidated financial statements for fiscal 2009.  Of the $25.1 million paid for by Vornado Realty Trust and its joint venture partners, $8.3 million is considered to be taxable income to the Company.  The balance of the bargain purchase gain is not recognized currently for tax purposes and resulted in a downward adjustment of the tax basis of the assets acquired.  In accordance with Reg. 1.1060-1(c)(2) and 1.338-6(b), the residual method was used to allocate the purchase price among the assets classes.   This resulted in reduction of basis for Class VI assets (Trade name and customer list).  The cost of acquisition, in the amount of approximately $4.7 million, is capitalized for tax and deducted as a current expense for book purposes.

The following table presents (in thousands) fair values of the net assets acquired and the excess of such net assets over the purchase price at acquisition date:

Inventory	$21,316
Fixed assets and equipment	30,051
Intangible assets	2,591
Less: Assumed Liability	(1,909)
Fair value	52,049
Purchase Price	38,927
Excess of fair value over purchase price	13,122
Less: Current taxes	(3,325)
Deferred taxes	(83)
Bargain purchase gain	$9,714

Intangible assets are comprised primarily of trademarks with a 10 year life, while the customer list acquired having a value of $40,000 has a useful life of 5 years. In conjunction with the transaction, acquisition costs inclusive of investment banking, legal, professional and other costs aggregating $4.7 million were expensed in the periods incurred.

Included in the accompanying consolidated statement of operations for fiscal 2009 are Filene’s net sales of $177.4 million and a net loss of $2.9 million since June 19, 2009 (first date of operating ownership and consolidation).  The following table summarizes, on a pro-forma basis, the combined results of operations of the Company and Filene’s as though the acquisition had occurred as of March 2, 2008. The pro-forma amounts give effect to adjustments to exclude Filene’s store locations not acquired.  The pro-forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition occurred as of March 2, 2008 or of future consolidated operating results.

Fiscal Year Ended
(in thousands)	February 27, 2010

Revenues	$441,925
Net income (1)	$(2,878)

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

The investment strategy objectives of the plan are continued growth and income.  All plan assets are managed by outside investment managers.  Asset allocations are reviewed on a regular basis by the investment management company.  Fixed income securities make up approximately 47% of plan assets.  Equities, primarily S&P 500 securities, make up approximately 41% of plan assets.  The remaining 12% of the plan assets are in alternative investments and cash.  The measurement date used for fiscal 2010 is February 28, 2011.  For fiscal 2009, the measurement date was February 27, 2010.

Presented below is financial information relating to this plan for the fiscal years indicated:

	February 26, 2011	February 27, 2010
	(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation – beginning of period	$9,673	$10,034
Interest cost	584	558
Actuarial loss	378	132
Gross benefits paid	(558)	(1,051)
Net benefit obligation – end of period	$10,077	$9,673

CHANGE IN PLAN ASSETS:
Fair value of plan assets – beginning of period	$7,033	$6,338
Employer contributions	397	-
Gross benefits paid	(558)	(1,051)
Actual (loss)/return on plan assets	990	1,746
Fair value of plan assets – end of period	$7,862	$7,033

Funded status at year end	$(2,215)	$(2,640)

Pension expense (benefit) includes the following components:

	February 26, 2011	February 27, 2010	February 28, 2009
	(in thousands)
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost	$-	$-	$-
Interest cost	584	558	682
(Return) loss on assets	(990)	(1,746)	2,848
Amortization of (gain) loss	553	1,350	(3,577)
Net periodic (benefit) cost	$147	$162	$(47)

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	6.1%	6.1%	6.3%
Rate of compensation increase	-	-	-

The expected long-term rate of return on plan assets was 8.0% for all years.

As of February 26, 2011 the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2011	$580
2012	580
2013	597
2014	626
2015	635
2016-2020	$3,533

The fair values and asset allocation of the Company’s plan assets as of February 26, 2011 and the target allocation for fiscal 2011, by asset category, are presented in the following table (in thousands).  All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

			% of Plan
Asset Category	Asset Allocation	Fair Value	Assets
Cash and equivalents	0% to 10%	$326	4%
Equity Securities	30% to 50%	3,244	41%
Fixed Income Securities	35% to 55%	3,698	47%
Alternative Investments	5% to 25%	594	8%

Total		$7,862	100%

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

b.
Profit-Sharing and 401(k) Plan - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees.  Employees may contribute a percentage of their salary to the plan subject to statutory limits.  No contributions were made to this plan in fiscal 2010, fiscal 2009 and fiscal 2008.

NOTE 8 - COMMITMENTS

a.
Leases - The Company has various operating leases for its retail stores, with terms expiring between 2011 and 2029.  Under most lease agreements, the Company pays real estate taxes, maintenance and other operating expenses.  Certain store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts. Future minimum lease payments under operating leases as of February 26, 2011 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal 2011	$38,240
Fiscal 2012	38,268
Fiscal 2013	37,901
Fiscal 2014	37,810
Fiscal 2015	36,173
Thereafter	182,917
Total	$371,309

Rent expense for operating leases (in thousands) is as follows:

	Fiscal Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009
Minimum rentals due	$35,684	$27,060	$6,581
Escalation rentals accrued	3,516	2,167	(338)
Sublease rentals	(1,257)	(1,319)	(250)
Total	$37,943	$27,908	$5,993

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

NOTE 10 - STOCK OPTION PLAN

The Company’s Amended and Restated Incentive Stock Option and Appreciation Plan allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights.  The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted.  The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant.  Non-qualified options and stock appreciation rights may be granted at any exercise price, subject to applicable laws.  The Company has reserved 1,500,000 shares of common stock for such issuances.  The Company is no longer granting options under its Amended and Restated Incentive Stock Option and Appreciation Plan.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The aggregate intrinsic value of the outstanding and exercisable options during both fiscal 2010 and fiscal 2009 was approximately $0. The aggregate intrinsic values of options exercised during fiscal 2010 and fiscal 2009 were approximately $0 and $17,000, respectively.

The following table summarizes stock option activity for each of the past three fiscal years:

	Fiscal Year Ended
	(in thousands except per share amounts)
	February 26, 2011		February 27, 2010		February 28, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	98	$15.01	111	$13.81	329	$11.19
Exercised	-	-	(9)	7.18	(218)	9.81
Cancelled	-	-	(4)	5.21	-	-
Outstanding – end of year	98	$15.01	98	$15.01	111	$13.81

Options exercisable at year end	98	$15.01	98	$15.01	111	$13.81

During fiscal 2010, no stock options were exercised or cancelled by the Company.  The remaining outstanding options expire in 2015.

NOTE 11 -    NET INCOME (LOSS) PER SHARE

In accordance with ASC Topic 260 “Earnings Per Share”, basic net income (loss) per share has been computed based upon the weighted average common shares outstanding.  Diluted net income (loss) per share gives effect to outstanding stock options, if they are dilutive.

Net income (loss) per share has been computed as follows:

	Fiscal 2010	Fiscal 2009		Fiscal 2008
	(in thousands except per share amounts)
Basic and diluted net income (loss) per share:

Net income (loss)	$(32,857)	$8,308		$(3,423)
Average shares outstanding - basic	14,456	14,593		14,589

Net income (loss) per share – basic	$(2.27)	$0.57		$(0.23)

Average shares outstanding – diluted	14,456 *	14,593	*	14,589 *

Net income (loss) per share – diluted	$(2.27)	$0.57		$(0.23)

*All outstanding options were anti-dilutive for fiscal 2010, fiscal 2009 and fiscal 2008

NOTE 12 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
YEAR ENDED FEBRUARY 26, 2011
Net sales	$121,445	$102,073	$120,739	$100,876
Gross profit	53,743	37,123	51,345	31,581
Net income (loss) (1) (2) (3)	$(809)	$(10,930)	$(3,315)	$(17,803)
Net income (loss) per share – basic	$(0.06)	$(0.76)	$(0.23)	$(1.23)
Net income (loss) per share – diluted	$(0.06)	$(0.76)	$(0.23)	$(1.23)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
YEAR ENDED FEBRUARY 27, 2010 *
Net sales	$50,256	$76,437	$135,159	$115,457
Gross profit	21,061	28,173	57,868	38,000
Net income (loss) (3) (4)	$(2,035)	$(7,889)	$25,646	$(7,414)
Net income (loss) per share – basic	$(0.14)	$(0.54)	$1.76	$(0.51)
Net income (loss) per share – diluted	$(0.14)	$(0.54)	$1.76	$(0.51)

*Results for fiscal 2009 were materially impacted by the acquisition of Filene’s Basement in the second quarter.  (See Note 6).

(1)	Includes asset impairment charge of $1,721 and $2,534 in the third and fourth quarters, respectively.
(2)	Includes restructuring charges of $831, $471, $831 and $7,173 in the first, second, third and fourth quarters, respectively.
(3)	Includes loss on disposition of assets of $504 in the third quarter of 2010 and $1,168 in the fourth quarter of 2009.
(4)
Includes income of $24,764 from the receipt of life insurance proceeds from officers’ life insurance policies in the third quarter and a bargain purchase gain of $9,407 and acquisition costs of $4,148 attributable to the acquisition of Filene’s in the second quarter.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

NOTE 14 – RESTRUCTURING CHARGES

Since the acquisition of Filene’s in June 2009, the Company has continued to assess the most effective manner in which to integrate the operations of Filene’s and Syms to maximize the synergies of the two businesses.  This plan included the integration of the two IT systems into one common platform, the consolidation of distribution center functions, the co-branding of several stores, the closing of Filene’s Massachusetts office and related reductions in staffing levels.  In addition, the Company closed four under-performing stores in fiscal 2010.  The Company is required to continue to make lease payments on two of these closed stores, one through May 2012 and the other through September 2017.  The Company has recorded the present value of these payments (net of estimated sub-lease income) as a restructuring charge, totaling $7,171,000.

The consolidation of distribution center functions involved a shift of most merchandise processing to the Company’s Massachusetts distribution center.  The New Jersey distribution center will serve to replenish the high volume New York City stores, and will continue to house the adjoining retail store and corporate offices.  Severance costs associated with staffing level reductions for approximately 200 employees, including store, distribution center and corporate support staff, totaled $1,082,000.  In addition, $793,000 in professional fees related to the integration of the two IT systems and $260,000 of legal costs were incurred and have been recorded as restructuring charges.

The details of the restructuring accruals are as follows:

	Lease obligations	One-time termination benefits	Other associated costs	Total
(In thousands)
Balance, February 28, 2010	$-	$-	$-	$-
Additions	7,171	1,082	1,053	9,306
Payments and other adjustments	37	(976)	(1,053)	1,992
Balance, February 26, 2011	$7,208	$106	$-	$7,314

The net accrual of $7,314 at February 26, 2011 is reported as $2,322 in accrued expenses and $4,992 in other long-term liabilities.

NOTE 15 – SUBSEQUENT EVENTS

On March 3, 2011, the Company entered into a Purchase and Sale Agreement dated as of February 28, 2011 with Hines Interests Limited Partnership, a Delaware limited partnership, for the sale of the property located at 1900 Chapman Avenue, Rockville, Maryland (the “Property”) for a sale price of $15 million.

Based upon the terms stated in the Purchase and Sale Agreement, the Company shall continue to operate the Syms store at this location under the terms of a lease agreement with the new owner.  The closing on the sale of the Property occurred on May 13, 2011.

On March 8, 2011, the Company entered into a Second Amendment to its Credit Agreement with Bank of America, N.A. dated August 27, 2009, as amended January 7, 2011 (the “Credit Agreement”).  As previously disclosed, the Credit Agreement provides for an asset-based revolving credit facility of $75 million.

The Second Amendment to the Credit Agreement provides for a $10 million short-term term loan.   In obtaining the loan, the borrowers agreed to add Syms’ leasehold interest in its property located at 1 Syms Way, Secaucus, New Jersey to the collateral securing the obligation under the Credit Agreement.  This loan has been repaid in full.