Form 10-Q
period 2011-05-28
SYMS CORP
filed 2011-07-07
CIK 724742

SYMS CORP

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 28, 2011
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

Yes  ☐                                No  ☑
At June 30, 2011 the latest practicable date, there were 14,448,188 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP

INDEX

		PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets as of May 28, 2011, February 26, 2011 and May 29, 2010	1

	Consolidated Condensed Statements of Operations for the Thirteen Weeks Ended May 28, 2011 and May 29, 2010	2

	Consolidated Condensed Statements of Cash Flows for the Thirteen Weeks Ended May 28, 2011 and May 29, 2010	3

	Notes to Consolidated Condensed Financial Statements	4-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	Other Information	17

	Item 1. Legal Proceedings
	Item 1a. Risk Factors
	Item 6. Exhibits

SIGNATURES		18

SYMS CORP

Consolidated Condensed Balance Sheets

(In thousands except per share amounts)
	May 28,	February 26,	May 29,
	2011	2011	2010
	(Unaudited)	(NOTE)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,609	$2,298	$2,820
Receivables	3,451	2,619	4,326
Merchandise inventories - net	73,102	76,595	91,617
Deferred income taxes	9,180	9,180	5,912
Assets held for sale	1,900	1,900	8,618
Prepaid expenses and other current assets	3,522	7,345	7,739

TOTAL CURRENT ASSETS	93,764	99,937	121,032

PROPERTY AND EQUIPMENT - Net	104,386	117,200	118,460
DEFERRED INCOME TAXES	37,086	37,086	18,113
BUILDING AND AIR RIGHTS	9,134	9,134	9,134
OTHER ASSETS	7,575	7,417	7,648

TOTAL ASSETS	$251,945	$270,774	$274,387

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$34,496	$41,701	$53,684
Accrued expenses	20,248	21,114	8,243
Obligations to customers	5,501	5,559	5,256

TOTAL CURRENT LIABILITIES	60,245	68,374	67,183

LONG TERM DEBT	17,034	30,192	9,816
OTHER LONG TERM LIABILITIES	12,213	11,229	4,372

SHAREHOLDERS' EQUITY
Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	-	-	-
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,448 shares outstanding (net of 4,448 treasury shares) as of May 28, 2011, February 26, 2011 and May 29, 2010	800	800	800
Additional paid-in capital	21,605	21,605	21,605
Treasury stock	(47,110)	(47,110)	(47,110)
Accumulated other comprehensive loss	(1,476)	(1,480)	(1,491)
Retained earnings	188,634	187,164	219,212
TOTAL SHAREHOLDERS' EQUITY	162,453	160,979	193,016
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$251,945	$270,774	$274,387

NOTE:  The balance sheet at February 26, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the Thirteen Weeks Ended
	May 28, 2011	May 29, 2010

Net sales	$105,355	$121,445
Cost of goods sold	60,713	67,702
Gross profit	44,642	53,743

Expenses:
Selling, general and administrative	27,059	32,664
Advertising	1,268	2,541
Occupancy, net	16,199	15,609
Depreciation and amortization	3,548	3,409
Gain on disposition of assets	(6,441)	(63)
Restructuring charges	-	831
Total expenses	41,633	54,991

Income (loss) from operations	3,009	(1,248)

Interest expense	455	200

Income (loss) before income taxes	2,554	(1,448)

Income tax provision (benefit)	1,080	(639)

Net income (loss)	$1,474	$(809)

Net income (loss) per share - basic	$0.10	$(0.06)

Weighted average shares outstanding - basic	14,448	14,478

Net income (loss) per share - diluted	$0.10	$(0.06)

Weighted average shares outstanding - diluted	14,448	14,478

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)
	For the Thirteen Weeks Ended
	May 28,	May 29,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,474	$(809)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,548	3,409
Deferred income taxes	-	-
Gain on disposition of assets	(6,441)	(63)
(Increase) decrease in operating assets:
Receivables	(832)	(1,131)
Merchandise inventories	3,493	(9,383)
Prepaid expenses and other current assets	3,823	(94)
Other assets	(340)	154
Increase (decrease) in operating liabilities:
Accounts payable	(7,205)	6,328
Accrued expenses	(2,151)	(1,612)
Income taxes	1,227	(162)
Other long term liabilities	984	1,356
Net cash used in operating activities	(2,420)	(2,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(783)	(3,823)
Proceeds from sale of land, building and other assets	16,672	6,394
Net cash provided by investing activities	15,889	2,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	-	(1,207)
Borrowings on revolving credit facilities	118,556	66,000
Repayments on revolving credit facilities	(131,714)	(64,586)
Net cash (used in) provided by financing activities	(13,158)	207

NET INCREASE IN CASH AND CASH EQUIVALENTS	311	771
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,298	2,049
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,609	$2,820

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$515	$202
Income taxes (net of refunds)	$(147)	$(480)

See Notes to Consolidated Condensed Financial Statements

SYMS CORP

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - The Company

Syms Corp (“Syms” or the “Company”) and its wholly-owned subsidiary Filene’s Basement, LLC (“Filene’s”, “Filene’s, LLC” or “Filene’s Basement”) collectively own and operate a chain of 47 “off-price” retail stores under the “Syms” name (which are owned and operated by the Company) and “Filene’s Basement” name (which are owned and operated by Filene’s, LLC).  The stores are located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest.  Each Syms store offers a broad range of first quality, in-season merchandise, bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores.  On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC now known as Filene’s Basement, LLC acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code.  As a result, Filene’s, LLC owns and operates 21 Filene’s Basement stores that are located in the Northeastern, Middle Atlantic, Midwest and Southeast regions.  Filene’s Basement also offers a broad range of first quality brand name and designer clothing for men, women and children.  In addition, Syms owns and operates 5 co-branded Syms/Filene’s Basement stores.  Syms and Filene’s, LLC operate in a single operating segment – the “off-price” retail stores segment.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such rules and regulations, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen week period ended May 28, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 25, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 26, 2011.

Occupancy expenses for the thirteen week period ended May 28, 2011 and May 29, 2010 have been reduced by net rental income from third parties of $586,000 and $563,000, respectively, from real estate holdings incidental to the Company’s retail operations.

The preparation of these consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States, of necessity requires management to make estimates and assumptions that may affect the reported amounts and related disclosures.  Actual amounts could differ from such estimates.

The Company’s fiscal year ends on the Saturday nearest to the end of February.  The fiscal year ended February 26, 2011 (“fiscal 2010”) was comprised of 52 weeks.  The fiscal year ending February 25, 2012 (“fiscal 2011”) will also be comprised of 52 weeks.

Fair Value of Financial Instruments – As of May 28, 2011, February 26, 2011 and May 29, 2010, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value. Refer to Note 10 for ASC 820, “Fair Value Measurements” (“ASC 820”) disclosures.

SYMS CORP

Note 3 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method.  Prior to October 4, 2009, all of the Company’s inventories were determined by the retail inventory method.  For a brief period, from October 4, 2009 through October 2, 2010, the Syms stores utilized a different method, the moving weighted average cost method.  As part of the integration plan for the Company, the Syms stores converted their merchandise systems over to that used by Filene’s, effective October 3, 2010 and thus reverted back to the retail inventory method.  The change in the method of recording Syms inventory in the third quarter of fiscal 2009 and in the third quarter of fiscal 2010 did not have a material impact on reported results of operations.  The Company maintains a reserve for inventory obsolescence, which is a reduction to merchandise inventories.  The Company decreased its reserve for inventory obsolescence by $4.1 million during the quarter, as a result of the previously reserved inventory being sold.  The reserve for inventory obsolescence was $6.5 million, $10.6 million and $3.4 million as of May 28, 2011, February 26, 2011 and May 29, 2010, respectively.

Note 4 - Other Assets

The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $2.2 million, $2.2 million and $1.9 million at May 28, 2011, February 26, 2011 and May 29, 2010, respectively.

Note 5 - Bank Credit Facilities

On August 27, 2009, the Company entered into a secured $75 million revolving Credit Agreement which expires on August 27, 2012.  That Credit Agreement, which has been amended as of January 7, 2011, March 8, 2011 and June 16, 2011, is among Syms Corp, as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.  Availability thereunder is based on a borrowing base consisting generally of certain inventory, credit card receivables, mortgaged real estate and cash collateral (the “Borrowing Base”).  In connection with the Bank of America facility, the Company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement.  This facility bears interest at various rates depending on availability under a formula set forth in the Credit Agreement.  As of May 28, 2011, the interest rate on the facility was Prime +2.50% or LIBOR +3.50%, which equates to 5.75% and 3.70%, respectively.  In addition, the Borrowers are subject to certain negative covenants customary for credit facilities of this size, type and purpose.  These covenants restrict or limit, among other things, their ability to incur additional indebtedness, grant liens on their assets, dispose of assets, make acquisitions and investments, merge, dissolve or consolidate and pay dividends, redeem equity and make other restricted payments.

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

 “Average Daily Availability” is computed for each month as follows:  (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) is determined and (c) such sum is divided by the number of days in such month.  The “Loan Cap” for each day is an amount equal to the lesser of $75 million and the Borrowing Base (as described above) for such day, plus, in each case, the outstanding principal amount of the term loan for such day.  Determination of whether the second or third condition described above is satisfied requires the Company to give effect to the contemplated transaction.  Thus, unless and until a specific transaction is proposed, no calculation is required or can be made with respect to these conditions.  No transactions giving rise to this calculation occurred during the fiscal quarter ended May 28, 2011.

SYMS CORP

In addition, the restriction on indebtedness provides for an availability of up to $5,000,000 at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like.  As of May 28, 2011, the Borrowers have no such indebtedness outstanding.

The Credit Agreement contains a financial covenant which requires that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 12.5% of the Borrowing Base described above (or $9.375 million, whichever is less) (See “Note 14 to Consolidated Condensed Financial Statements – Subsequent Event” for changes to this financial covenant.).  As of May 28, 2011, the Borrowing Base was $54.5 million, which means that the Company was required to maintain unutilized borrowing capacity of not less than $6.8 million.

As of May 28, 2011, $17.0 million is outstanding under this facility. The Credit Agreement has sub-limits for letters of credit which when utilized, reduce availability under the facility.  At May 28, 2011, February 26, 2011 and May 29, 2010, the Company had outstanding letters of credit of $10.9 million, $10.1 million and $7.9 million, respectively.  Total interest charges incurred for the thirteen weeks ended May 28, 2011 and May 29, 2010 were $0.5 million and $0.2 million respectively. There was no capitalized interest for the thirteen weeks ended May 28, 2011 and May 29, 2010.

Note 6 - Net Income (Loss) per Share

Basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income (loss) per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net income (loss) per share:

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
	(in thousands except per share amounts)

Basic net income (loss) per share:
Net income (loss)	$1,474	$(809)
Average shares outstanding - basic	14,448	14,478
Basic net income (loss) per share	$0.10	$(0.06)

Diluted net income (loss) per share:
Net income (loss)	$1,474	$(809)
Average shares outstanding - diluted	14,448	14,478
Diluted net income (loss) per share	$0.10	$(0.06)

For periods with losses, options are excluded from the computations of diluted net loss per share because the effect would be anti-dilutive. In addition, options that are anti-dilutive are excluded from the computations of diluted earnings per share.  Options to purchase 97,500 shares of common stock at $15.01 per share were outstanding at May 28, 2011 and May 29, 2010, respectively.

Note 7 – Recent Accounting Pronouncements

In April 2011, FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2011-02 will have an impact on our results of operations or our financial position.

SYMS CORP

In May 2011, the FASB issued an accounting standard update, “Fair Value Measurement”, which amends the “Fair Value Measurements and Disclosure” topic of the FASB ASC.  This update provides amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  This standard will be effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect this adoption to have a material impact on its financial statements or related disclosures.

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

On July 14, 2005, at the annual meeting of shareholders of the Company, the shareholders of the Company approved the 2005 Stock Option Plan (the "2005 Plan"), which 2005 Plan was adopted by the Board of Directors of the Company on April 7, 2005 subject to shareholder approval. The Company’s 2005 Plan  permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards.  Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure.

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

SYMS CORP

Consistent with ASC 718 “Share-Based Payments,” share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  There were no options granted during the thirteen weeks ended May 28, 2011, and all options previously issued are fully vested.

Stock option activity during the thirteen weeks ended May 28, 2011 is as follows:

(In thousands, except per share amounts)
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	of Options	Price	Term (years)	Value
Outstanding February 27, 2011	98	$15.01	4.4	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at May 28, 2011	98	$15.01	4.1	-
Options exercisable at May 28, 2011	98	$15.01	4.1	-

As of May 28, 2011, there was no unrecognized stock-based compensation cost related to options granted under our plans that will be recognized in future periods.

Note 9 – Income Taxes

For the thirteen week period ended May 28, 2011, the effective income tax rate was 42.3% as compared to 44.1% for the comparable period a year ago. The difference between the effective income tax rate and the federal statutory rate and the reason for the decrease in the effective income tax rate is largely attributable to non-deductibility of certain operating expenses.  State taxes also increase the effective income tax rate.

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  The aggregate tax liability related to uncertain tax positions, plus related interest and penalties, as of May 28, 2011, is approximately $296,000.

Note 10 – Fair Value Measurements

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

SYMS CORP

Assets measured at fair value on a recurring basis include the following as of May 28, 2011, February 26, 2011 and May 29, 2010:

Fair Value Measurement at May 28, 2011 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	May 28, 2011

Cash and cash equivalents	$2,609	$-	$-	$2,609

Cash surrender value
– Officers’ Life Insurance	$-	$2,246	$-	$2,246

Fair Value Measurement at February 26, 2011 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at February 26,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2011

Cash and cash equivalents	$2,298	$-	$-	$2,298

Cash surrender value
– Officers’ Life Insurance	$-	$2,192	$-	$2,192

Fair Value Measurement at May 29, 2010 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	May 29, 2010

Cash and cash equivalents	$2,820	$-	$-	$2,820

Cash surrender value
– Officers’ Life Insurance	$-	$1,928	$-	$1,928

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of  March 4, 2007, the Company was required to determine the fair value of the Company’s pension plan assets as of February 26, 2011. The fair value of pension plan assets was $7.9 million, $7.9 million and $6.9 million as of May 28, 2011, February 26, 2011 and May 29, 2010, respectively. These assets are valued in active liquid markets.

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

SYMS CORP

Financial Instruments

At May 28, 2011, February 26, 2011 and May 29, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  The fair value of long term debt approximates carrying value as it is a variable-rate instrument.

Note 11 – Gain on Disposition of Assets

Gain on disposition of assets for the thirteen weeks ended May 28, 2011 was $6.4 million or 6.1% of net sales as compared to $0.1 million or 0.1% of net sales for the prior year period.  The gain this year was primarily from the sale of the Syms store located in Rockville, MD and to a lesser degree the proceeds from a partial condemnation of property adjacent to our Marietta, GA store.  Last year’s first quarter gain was the net result of selling two stores, downsizing one store and closing one store.

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

Note 13 – Restructuring Charges

Since the acquisition of Filene’s in June 2009, the Company has continued to assess the most effective manner in which to integrate the operations of Filene’s and Syms to maximize the synergies of the two businesses.  This plan included the integration of the two IT systems into one common platform, the consolidation of distribution center functions, the co-branding of several stores, the closing of Filene’s Massachusetts office and related reductions in staffing levels.  In addition, the Company closed four under-performing stores in fiscal 2010.  The Company is required to continue to make lease payments on two of these closed stores, one through May 2012 and the other through September 2017.  The Company recorded the present value of these payments (net of estimated sub-lease income) in fiscal 2010 as a restructuring charge, totaling $7,171,000.

The consolidation of distribution center functions involved a shift of most merchandise processing to the Company’s Massachusetts distribution center.  The New Jersey distribution center now serves to replenish the high volume New York City stores, and continues to house the adjoining retail store and corporate offices.  Severance costs associated with staffing level reductions for approximately 200 employees, including store, distribution center and corporate support staff, totaled $1,082,000 in fiscal 2010.  In addition, $793,000 in professional fees related to the integration of the two IT systems and $260,000 of legal costs were incurred in fiscal 2010, and recorded as restructuring charges in fiscal 2010.

For the thirteen weeks ended May 28, 2011, there were no restructuring charges recorded.  In the prior year period, $831,000 of restructuring charges were recorded, consisting of $388,000 in professional fees, $315,000 in severance costs and $128,000 of legal fees.

The details of the restructuring accruals are as follows:

	Lease obligations	One-time termination benefits	Total
(In thousands)
Balance, February 26, 2011	$7,208	$106	$7,314
Payments and other adjustments	(533)	(106)	(639)
Balance, May 28, 2011	$6,675	$-	$6,675

SYMS CORP

The net accrual of $6,675 at May 28, 2011 is reported as $2,212 in accrued expenses and $4,463 in other long-term liabilities.

Note 14 – Subsequent Event

On June 16, 2011, the Company entered into a Third Amendment to its Credit Agreement with Bank of America, N.A. dated August 27, 2009, as amended January 7, 2011 and March 8, 2011 (the “Credit Agreement”).  As previously disclosed, the Credit Agreement provides for an asset-based revolving credit facility of $75,000,000.

The Third Amendment to the Credit Agreement decreases the financial covenant requiring at least 12.5% of the Loan Cap to be available to 10%.  This, therefore, allows the Company to borrow up to an additional 2.5% of the Borrowing Base.

The Third Amendment to the Credit Agreement contains representations and warranties customary for a credit facility of this size, type and purpose.

Item2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report (including, but not limited to, factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) and information relating to the Company that are based on the beliefs of  management of the Company as well as assumptions made by and information currently available to management of the Company.  When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, decreased consumer demand for the Company’s products, possible disruptions in the Company’s information or communication systems, possible work stoppages or increases in labor costs, effects of competition, possible disruptions or delays in the opening of new stores or inability to obtain suitable sites for new stores, higher than anticipated store closings or relocation costs, higher interest rates, unanticipated increases in merchandise or occupancy costs, unanticipated difficulties which may arise with the integration of Filene’s Basement  and other factors which may be outside the Company’s control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned.  Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

SYMS CORP

The Company’s accounting policies are more fully described in Note 1 to the Financial Statements, located in the Annual Report on Form 10-K for fiscal 2010.  The Company has identified certain critical accounting policies that are described below.

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

Long-Lived Assets – In evaluating and measuring an impairment loss, we consider individual retail locations to be the appropriate asset group, since the store level is the lowest level at which identifiable cash flows are independent of the cash flows of other assets and liabilities.  We evaluate long lived assets for impairment at all of our retail locations on at least an annual basis at the end of each fiscal year, after the holiday selling season, when we have the most visibility into the operations of the individual store.  We will also test an asset group for impairment during the year if any impairment indicators are identified that could result in a potential impairment.  If it is determined that such indicators are present and the review discloses that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining useful lives, their carrying values are reduced to estimated fair value.  Various factors, including future sales growth and profit margins, are included in this analysis.  To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

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

SYMS CORP

Results of Operations

Thirteen weeks Ended May 28, 2011 Compared to Thirteen weeks Ended May 29, 2010

Net sales decreased by $16.0 million or 13% to $105.4 million during the thirteen weeks ended May 28, 2011 from $121.4 million in the prior year period.  This decrease was primarily the result of comparable store sales decreasing 12% and contributed $13.8 million of the sales decrease in the thirteen weeks ended May 28, 2011.  Comparable store sales in the comparable prior year period, which were only for Syms stores, increased 11%.  The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve months. Comparable store sales for the stores in the New England region were in the negative high teens; partially offsetting the low comparable store sales in the New England Region were comparable store sales in the South, which had negative mid-single digit comparable store sales.  Other areas of the country had comparable store sales generally in line with the Company’s comparable store sales.  In addition, the Company lost $2.1 million of sales resulting from the closing of 4 stores during the past year.

Gross profit decreased by $9.1 million to $44.6 million during the thirteen weeks ended May 28, 2011 from $53.7 million during the thirteen weeks ended May 29, 2010.  Gross profit as a percentage of net sales decreased by 190 basis points to 42.4% during the thirteen weeks ended May 28, 2011 from 44.3% during the comparable prior year period.  This decrease was primarily due to the Company taking more markdowns this year as a result of lower sales than planned.  Partially offsetting the higher markdowns, the Company decreased its reserve for inventory obsolescence by $4.1 million, as a result of previously reserved inventory being sold.

The Company’s gross profit excludes the cost of its distribution network.  For the thirteen weeks ended May 28, 2011 and May 29, 2010, the amounts incurred for our distribution network that were classified in selling, general and administrative expenses and occupancy costs were $3.9 million and $5.3 million, respectively.

Selling, general and administrative expense (“SG&A”) decreased $5.6 million to $27.1 million for the thirteen weeks ended May 28, 2011 as compared to $32.7 million for the thirteen weeks ended May 29, 2010.  The decrease was primarily a result of lower payroll, supplies, repairs and travel expenses resulting from store closures and other cost containment measures implemented in fiscal 2010.  As a  percentage of net sales, SG&A decreased approximately 120 basis points to 25.7% of net sales during the thirteen weeks ended May 28, 2011 from 26.9% of net sales in the comparable prior year period.

Advertising expense for the thirteen weeks ended May 28, 2011 was $1.3 million or 1.2% of net sales as compared to $2.5 million or 2.1% of net sales for the thirteen weeks ended May 29, 2010.  Advertising expense for the thirteen week period ended May 28, 2011 decreased primarily due to the Company doing less promotion this year and to a re-allocation of advertising efforts to less expensive social media from more traditional media.

Occupancy costs (net) were $16.2 million or 15.4% of net sales for the thirteen weeks ended May 28, 2011 as compared to $15.6 million or 12.9% of net sales for the thirteen weeks ended May 29, 2010 with the increase being primarily the result of deferred rent expense for a new store planned to open later this year.  Included as an offset to net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations. For the thirteen week period ended May 28, 2011 and May 29, 2010, rental income was $586,000 and $563,000, respectively.

Depreciation and amortization expense was $3.5 million or 3.4% of net sales for the thirteen weeks ended May 28, 2011 as compared to $3.4 million or 2.8% of net sales for the thirteen weeks ended May 29, 2010. Depreciation and amortization expense increased by $0.1 million due primarily to capital expenditure additions over the past twelve months.

Gain on disposition of assets for the thirteen weeks ended May 28, 2011 was $6.4 million or 6.1% of net sales as compared to $0.1 million or 0.1% of net sales for the comparable prior year period.  The gain this year was primarily from the sale of the Syms store located in Rockville, MD and to a lesser degree from the proceeds of a partial condemnation of property adjacent to our Marietta, GA store.  Last year’s first quarter gain was the net result of selling two stores, downsizing one store and closing one store.

SYMS CORP

Interest expense was $0.5 million or 0.4% of net sales for the thirteen weeks ended May 28, 2011 as compared to $0.2 million or 0.2% of net sales for the thirteen weeks ended May 29, 2010.  Interest expense was a result of borrowings on the Company’s revolving credit facility.

As a result of the above-noted items, income before income taxes for the thirteen weeks ended May 28, 2011 was $2.6 million as compared to a loss of $1.4 million for the same period last year.

For the thirteen week period ended May 28, 2011 the effective income tax rate was 42.3% as compared to 44.1% for the comparable period last year. The difference between the effective income tax rate and the federal statutory rate and the reason for the decrease in the effective income tax rate is largely attributable to non-deductibility of certain operating expenses.  State taxes also increase the effective income tax rate.

Liquidity and Capital Resources

Working capital as of May 28, 2011 was $33.5 million, a decrease of $20.3 million as compared to $53.8 million as of May 29, 2010.  This decrease in working capital is primarily due to an increase in accrued expenses, partially as a result of the restructuring charges related to lease payments for two stores closed during fiscal 2010.  In addition, assets held for sale decreased as one of two properties was sold and the other property had an asset impairment charge in the prior year.                   .

Net cash used in operating activities totaled $2.4 million for the thirteen weeks ended May 28, 2011 as compared to net cash used in operating activities of $2.0 million for the thirteen weeks ended May 29, 2010.

Net cash provided by investing activities was $15.9 million for the thirteen weeks ended May 28, 2011, as compared to $2.6 million provided by investing activities for the thirteen weeks ended May 29, 2010. The $14.3 million in proceeds from the sale of land, building and other assets of the Syms store located in Rockville, MD largely accounts for this increase.  Capital expenditures for property and equipment decreased from $3.8 million during the thirteen weeks ended May 29, 2010 to $0.8 million during the thirteen weeks ended May 28, 2011.  The decrease is largely attributed to the Company remodeling fewer stores this year than the prior year.                                                                                        .

Net cash used in financing activities was $13.2 million for the thirteen weeks ended May 28, 2011, as compared to net cash provided by financing activities of $0.2 million for the thirteen weeks ended May 29, 2010.  Part of the proceeds from the sale of the Rockville, MD property was used to pay down debt during the quarter.

On August 27, 2009, the Company entered into a secured $75 million revolving Credit Agreement which expires on August 27, 2012.  That Credit Agreement, which has been amended as of January 7, 2011, March 8, 2011 and June 16, 2011, is among Syms Corp, as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.  Availability thereunder is based on a borrowing base consisting generally of certain inventory, credit card receivables, mortgaged real estate and cash collateral (the “Borrowing Base”).  In connection with the Bank of America facility, the Company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement.  This facility bears interest at various rates depending on availability under a formula set forth in the Credit Agreement.  As of May 28, 2011, the interest rate on the facility was Prime +2.50% or LIBOR +3.50%, which equates to 5.75% and 3.70%, respectively.  In addition, the Borrowers are subject to certain negative covenants customary for credit facilities of this size, type and purpose.  These covenants restrict or limit, among other things, their ability to incur additional indebtedness, grant liens on their assets, dispose of assets, make acquisitions and investments, merge, dissolve or consolidate and pay dividends, redeem equity and make other restricted payments.

SYMS CORP

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

“Average Daily Availability” is computed for each month as follows:  (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) is determined and (c) such sum is divided by the number of days in such month.  The “Loan Cap” for each day is an amount equal to the lesser of $75 million and the Borrowing Base (as described above) for such day, plus, in each case, the outstanding principal amount of the term loan for such day.  Determination of whether the second or third condition described above is satisfied requires the Company to give effect to the contemplated transaction.  Thus, unless and until a specific transaction is proposed, no calculation is required or can be made with respect to these conditions.  No transactions giving rise to this calculation occurred during the fiscal quarter ended May 28, 2011.

In addition, the restriction on indebtedness provides for an availability of up to $5 million at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like.  As of May 28, 2011, the Borrowers have no such indebtedness outstanding.

The Credit Agreement contains a financial covenant which requires that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 12.5% of the Borrowing Base described above (or $9.375 million, whichever is less)  (See “Note 14 to Consolidated Condensed Financial Statements – Subsequent Event” for changes to this financial covenant.).  As of May 28, 2011, the Borrowing Base was $54.5 million, which means that the Company was required to maintain unutilized borrowing capacity of not less than $6.8 million.

As of May 28, 2011, $17.0 million is outstanding under this facility. The Credit Agreement has sub-limits for letters of credit which when utilized, reduce availability under the facility.  At May 28, 2011, February 26, 2011 and May 29, 2010, the Company had outstanding letters of credit of $10.9 million, $10.1 million and $7.9 million, respectively.  Total interest charges incurred for the thirteen weeks ended May 28, 2011 and May 29, 2010 were $0.5 million and $0.2 million, respectively. There was no capitalized interest for the thirteen weeks ended May 28, 2011 and May 29, 2010.

The U.S. economy is continuing to experience weakness. Such continued weakness could negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase operating and finance costs. The Company has reduced or eliminated selected expenses and greatly reduced its fiscal 2011 capital expenditure budget.  In addition, the Company sold a property in Rockville, MD (as reported in our Form 10-K for fiscal 2010), yielding $14.3 million in net cash proceeds, and  received a condemnation award from the Georgia Department of Transportation in the amount of $2.4 million, totaling an incremental cash infusion of $16.7 million.  The Company’s credit facility had borrowing availability of $19.8 million as of May 28, 2011.  Further, the Company has continued to negotiate amendments to its credit facility and has recently negotiated a reduction in its Borrowing Base Availability Block from 12.5% to 10% as of June 16, 2011 which will contribute approximately an additional $1.2 million to $1.5 million in incremental liquidity.  Lastly, should it be necessary and deemed beneficial to the Company and its shareholders, the Company could enter into a sale-leaseback arrangement with certain of its owned properties, sell an owned property, or mortgage an owned property.  During fiscal 2011, the Company will also be undergoing a process to explore and evaluate various potential strategic alternatives and has retained Rothchild Inc. as its exclusive financial advisor in connection with the strategic review.  The Company has also engaged Alvarez & Marsal to provide management and business advisory services during fiscal 2011.  Management believes that existing cash, internally generated funds, trade credit, funds available from the revolving credit facility and other financing, if needed, will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 25, 2012.

SYMS CORP

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

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended May 28, 2011.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 28, 2011 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

We have been named as a defendant in various actions and proceedings arising from our ordinary business activities.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 1a.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011 (fiscal 2010), which could materially affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6.	EXHIBITS

(a)	Exhibits filed with this Form 10-Q

10.1	Employment offer letter dated September 8, 2010 between Syms Corp and Laura Brandt.

10.2	Employment offer letter dated September 14, 2010 between Syms Corp and Carl Palumbo.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SYMS CORP

Date: July 7, 2011	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: July 7, 2011	By	/s/ Seth L. Udasin
SETH L. UDASIN
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Employment offer letter dated September 8, 2010 between Syms Corp and Laura Brandt.

10.2	Employment offer letter dated September 14, 2010 between Syms Corp and Carl Palumbo.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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