Form 10-Q
period 2011-08-27
SYMS CORP
filed 2011-10-06
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 27, 2011
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

Yes  ☐    No  ☑
At September 23, 2011 the latest practicable date, there were 14,448,188 shares outstanding of Common Stock, par value $0.05 per share.

INDEX

		PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets as of August 27, 2011, February 26, 2011 and August 28, 2010	1

	Consolidated Condensed Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended August 27, 2011 and August 28, 2010	2

	Consolidated Condensed Statements of Cash Flows for the Twenty-Six Weeks Ended August 27, 2011 and August 28, 2010	3

	Notes to Consolidated Condensed Financial Statements	4-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	Other Information	17

	Item 1. Legal Proceedings	17
	Item 1a. Risk Factors	17
	Item 6. Exhibits	17

SIGNATURES		18

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Consolidated Condensed Balance Sheets
(In thousands except per share amounts)

	August 27,	February 26,	August 28,
	2011	2011	2010
	(Unaudited)	(Note)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,412	$2,298	$2,885
Receivables	2,452	2,619	3,112
Merchandise inventories	65,442	76,595	99,429
Deferred income taxes	9,180	9,180	5,912
Assets held for sale	-	1,900	8,618
Prepaid expenses and other current assets	3,785	7,345	8,290

TOTAL CURRENT ASSETS	83,271	99,937	128,246

PROPERTY AND EQUIPMENT - Net	101,114	117,200	119,309
DEFERRED INCOME TAXES	43,704	37,086	25,972
BUILDING AND AIR RIGHTS	9,134	9,134	9,134
OTHER ASSETS	7,445	7,417	7,403

TOTAL ASSETS	$244,668	$270,774	$290,064

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,303	$41,701	$59,382
Accrued expenses	22,669	21,114	12,066
Obligations to customers	5,498	5,559	5,280

TOTAL CURRENT LIABILITIES	60,470	68,374	76,728

LONG TERM DEBT	20,327	30,192	25,951

OTHER LONG TERM LIABILITIES	12,960	11,229	5,299

SHAREHOLDERS EQUITY
Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding. Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,448 shares outstanding (net of 4,448 in treasury shares) on August 27, 2011, February 26, 2011 and August 28, 2010	800	800	800
Additional paid-in capital	21,605	21,605	21,605
Treasury stock	(47,110)	(47,110)	(47,110)
Accumulated other comprehensive loss	(1,476)	(1,480)	(1,491)
Retained earnings	177,092	187,164	208,282
TOTAL SHAREHOLDERS' EQUITY	150,911	160,979	182,086
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$244,668	$270,774	$290,064

NOTE:  The balance sheet at February 26, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010

Net sales	$86,319	$102,073	$191,674	$223,518
Cost of goods sold	54,519	64,950	115,232	132,652
Gross profit	31,800	37,123	76,442	90,866

Expenses:
Selling, general and administrative	27,232	32,520	54,291	65,216
Advertising	746	1,703	2,014	4,244
Occupancy, net	17,133	16,664	33,332	32,273
Depreciation and amortization	3,744	3,446	7,292	6,855
Other expense (income)	1,500	-	1,500	(34)
(Gain) loss on disposition of assets	364	14	(6,077)	(47)
Restructuring charges	-	471	-	1,302
Total Operating Expenses	50,719	54,818	92,352	109,809

Loss from operations	(18,919)	(17,695)	(15,910)	(18,943)

Interest expense, net	325	448	780	648

Loss before income taxes	(19,244)	(18,143)	(16,690)	(19,591)

Income tax benefit	(7,698)	(7,213)	(6,618)	(7,852)

Net loss	$(11,546)	$(10,930)	$(10,072)	$(11,739)

Net loss per share - basic and diluted	(0.80)	(0.76)	(0.70)	(0.81)

Weighted average shares outstanding - basic and diluted	14,448	14,448	14,448	14,463

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	For the Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,072)	$(11,739)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,292	6,855
Deferred income taxes	(6,618)	(7,859)
Gain on disposition of assets	(6,077)	(47)
(Increase) decrease in operating assets:
Receivables	167	83
Merchandise inventories	11,153	(17,195)
Prepaid expenses and other current assets	3,560	(646)
Other assets	(405)	290
Increase (decrease) in operating liabilities:
Accounts payable	(9,398)	12,026
Accrued expenses	1,560	2,121
Obligations to customers	(61)	(48)
Other long term liabilities	1,731	2,283
Net cash (used in) provided by operating activities	(7,168)	(13,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,062)	(8,036)
Proceeds from sale of land, building and other assets	18,209	6,406
Net cash (used in) provided by investing activities	17,147	(1,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury shares	-	(1,207)
Borrowings/Repayment on revolving credit facility (net)	(9,865)	17,549
Net cash (used in) provided by financing activities	(9,865)	16,342

NET INCREASE IN CASH AND CASH EQUIVALENTS	114	836
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,298	2,049
CASH AND CASH EQUIVALENTS, END OF PERIOD	2,412	2,885

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$817	$346

Income taxes (net of refunds)	$(111)	$(427)

See Notes to Consolidated Condensed Financial Statements

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such rules and regulations, certain information and footnote disclosures have been condensed or omitted. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen and twenty-six week periods ended August 27, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 25, 2012 or any other period.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 26, 2011.

Occupancy expenses for the thirteen and twenty-six week periods ended August 27, 2011 and August 28, 2010 have been reduced by net rental income of $0.5 million, $0.5 million, $1.1 million and $1.1 million, respectively, from real estate holdings incidental to the Company’s retail operations.

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

Fair Value of Financial Instruments – As of August 27, 2011, February 26, 2011 and August 28, 2010, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value. Refer to Note 9 for ASC 820, “Fair Value Measurements” (“ASC 820”) disclosures.

Note 3 - Other Assets

The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $2.3 million, $2.2 million and $2.0 million at August 27, 2011, February 26, 2011 and August 28, 2010, respectively.

Note 4 - Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method.  Prior to October 4, 2009, all of the Company’s inventories were determined by the retail inventory method.  For a brief period, from October 4, 2009 through October 2, 2010, the Syms stores utilized a different method, the moving weighted average cost method.  As part of the integration plan for the Company, the Syms stores converted their merchandise systems over to that used by Filene’s, effective October 3, 2010 and thus reverted back to the retail inventory method.  The change in the method of recording Syms inventory in the third quarter of fiscal 2009 and in the third quarter of fiscal 2010 did not have a material impact on reported results of operations.  The Company maintains a reserve for inventory obsolescence, which is a reduction to merchandise inventories.  The reserve for inventory obsolescence was $8.1 million, $10.6 million and $3.4 million as of August 27, 2011, February 26, 2011 and August 28, 2010, respectively.

Note 5 - Bank Credit Facilities

On August 27, 2009, the Company entered into a secured $75 million revolving Credit Agreement which expires on August 27, 2012.  That Credit Agreement, which has been amended as of January 7, 2011, March 8, 2011 and June 16, 2011, is among Syms Corp, as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.  Availability thereunder is based on a borrowing base consisting generally of certain inventory, credit card receivables, mortgaged real estate and cash collateral (the “Borrowing Base”).  In connection with the Bank of America facility, the Company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement.  This facility bears interest at various rates depending on availability under a formula set forth in the Credit Agreement.  As of August 27, 2011, the interest rate on the facility was Prime +2.50% or LIBOR +3.50%.  In addition, the Borrowers are subject to certain negative covenants customary for credit facilities of this size, type and purpose.  These covenants restrict or limit, among other things, their ability to incur additional indebtedness, grant liens on their assets, dispose of assets, make acquisitions and investments, merge, dissolve or consolidate and pay dividends, redeem equity and make other restricted payments.

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

 “Average Daily Availability” is computed for each month as follows:  (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) is determined and (c) such sum is divided by the number of days in such month.  The “Loan Cap” for each day is an amount equal to the lesser of $75 million and the Borrowing Base (as described above) for such day, plus, in each case, the outstanding principal amount of the term loan for such day.  Determination of whether the second or third condition described above is satisfied requires the Company to give effect to the contemplated transaction.  Thus, unless and until a specific transaction is proposed, no calculation is required or can be made with respect to these conditions.  No transactions giving rise to this calculation occurred during the fiscal quarter ended August 27, 2011.

In addition, the restriction on indebtedness provides for an availability of up to $5,000,000 at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like.  As of August 27, 2011, the Borrowers have no such indebtedness outstanding.

The Credit Agreement contains a financial covenant which requires that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 10% of the Borrowing Base described above (or $7.5 million, whichever is less).  As of August 27, 2011, the Borrowing Base was $48.0 million, which means that the Company was required to maintain unutilized borrowing capacity of not less than $4.8 million.

As of August 27, 2011, $20.3 million is outstanding under this facility. The Credit Agreement has sub-limits for letters of credit which when utilized, reduce availability under the facility.  At August 27, 2011, February 26, 2011 and August 28, 2010, the Company had outstanding letters of credit of $11.4 million, $10.1 million and $6.6 million, respectively.  Total interest charges incurred for the thirteen weeks ended August 27, 2011 and August 28, 2010 were $0.3 million and $0.4 million respectively. There was no capitalized interest for the thirteen or twenty-six weeks ended August 27, 2011 and August 28, 2010.

Note 6 - Net Income (Loss) per Share

Basic net income (loss) per share has been computed based upon the weighted average common shares outstanding. Diluted net income (loss) per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net loss per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(in thousands except per share amounts)
Basic and diluted net loss per share:
Net loss	$(11,546)	$(10,930)	$(10,072)	$(11,739)
Average shares outstanding – basic and diluted	14,448	14,448	14,448	14,463
Basic and diluted net loss per share	$(0.80)	$(0.76)	$(0.70)	$(0.81)

For periods with losses, options are excluded from the computations of diluted net loss per share because the effect would be anti-dilutive. Options to purchase 97,500 shares of common stock at $15.01 per share were outstanding at August 27, 2011 and August 28, 2010.

Note 7 – Share Based Compensation

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

Consistent with ASC 718 “Share-Based Payments”, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  There were no options granted during the twenty-six weeks ended August 27, 2011, and all options previously issued are fully vested.

Stock option activity during the twenty-six weeks ended August 27, 2011 is as follows:

(In thousands, except per share amounts)
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intricate
	of Options	Price	Term (years)	Value
Outstanding February 27, 2011	98	$15.01	4.4	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at August 27, 2011	98	$15.01	3.8	-
Options exercisable at August 27, 2011	98	$15.01	3.8	-

As of August 27, 2011, there was no unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized in future periods.

Note 8 – Income Taxes

For the thirteen week period ended August 27, 2011 the effective income tax rate was 40.0% as compared to 39.8% for the comparable period a year ago. For the twenty-six week period ended August 27, 2011, the effective income tax rate was 39.7% as compared to 40.0% for the comparable period a year ago.  The difference between the effective income tax rate and the federal statutory rate for the current period is largely attributable to non deductibility of certain operating expenses.

Note 9 – Fair Value Measurements

ASC Subtopic 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires additional disclosure about the use of fair value to measure assets and liabilities.  The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company does not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

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

Assets measured at fair value on a recurring basis include the following as of August 27, 2011, February 26, 2011 and August 28, 2010:

Fair Value Measurement at August 27, 2011 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	August 27, 2011

Cash and cash equivalents	$2,412	$-	$-	$2,412

Cash surrender value – Officers’ Life Insurance	$-	$2,259	$-	$2,259

Fair Value Measurement at February 26, 2011 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	February 26, 2011

Cash and cash equivalents	$2,298	$-	$-	$2,298

Cash surrender value – Officers’ Life Insurance	$-	$2,192	$-	$2,192

Fair Value Measurement at August 28, 2010 Using
	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	August 28, 2010

Cash and cash equivalents	$2,885	$-	$-	$2,885

Cash surrender value – Officers’ Life Insurance	$-	$1,951	$-	$1,951

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company's pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of  March 4, 2007, the Company was required to determine the fair value of the Company's pension plan assets as of February 26, 2011. The fair value of pension plan assets was $7.9 million at February 26, 2011. As of August 27, 2011, the fair value of pension plan assets was $7.4 million. These assets are valued in active liquid markets.

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

Note 10 –Disposition of Assets and Other Expense

Loss on disposition of assets for the thirteen weeks ended August 27, 2011 was $0.4 million.  The loss in the quarter was primarily from the sale of the North Randall location.  The Company reported a gain on disposition of assets for the twenty-six weeks ended August 27, 2011 of $6.1 million, primarily attributable to the sale of assets in Rockville, MD and to a lesser degree the proceeds from a partial condemnation of property adjacent to our Marietta, GA store.  The $1.5 million in other expense is an estimate of costs associated with the required retro-fit of the Park Avenue store in New York City, in connection with the exit from this location which closed in September 2011.

Note 11 – Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income."  ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  For public companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.  Early adoption is permitted.

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

For the thirteen weeks ended August 27, 2011, there were no restructuring charges recorded.  In the prior year period, $471,000 of restructuring charges were recorded, consisting of $193,000 in professional fees, $147,000 in severance costs and $131,000 of legal fees.

The details of the restructuring accruals are as follows:

(In thousands)	Lease obligations	One-time termination benefits	Total
Balance, February 26, 2011	$7,208	$106	$7,314
Payments and other adjustments	(1,067)	(106)	(1,173)
Balance, August 27, 2011	$6,141	$-	$6,141

The net accrual of $6,141 at August 27, 2011 is reported as $2,110 in accrued expenses and $4,031 in other long-term liabilities.

Note 14 – Subsequent Event

On September 26, 2011, the Company entered into a sale / lease back of the Tampa, Florida store.  The net proceeds for the sale were $3,814,953.  The Company will lease back the location through December 31, 2011 with the ability to extend for one-year.  There are no rent obligations through the remaining portion of 2011.  The Company is responsible for a pro-rata share of CAM and Real Estate Taxes through 2011.

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

Long-Lived Assets - In evaluating and measuring an impairment loss, we consider individual retail locations to be the appropriate asset group, since the store level is the lowest level at which identifiable cash flows are independent of the cash flows of other assets and liabilities.  We evaluate long lived assets for impairment at all of our retail locations on at least an annual basis at the end of each fiscal year, after the holiday selling season, when we have the most visibility into the operations of the individual store.  We will also test an asset group for impairment during the year if any impairment indicators are identified that could result in a potential impairment.  If it is determined that such indicators are present and the review discloses that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining useful lives, their carrying values are reduced to estimated fair value.  Various factors, including future sales growth and profit margins, are included in this analysis.  To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

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

Results of Operations

Thirteen Weeks Ended August 27, 2011 Compared to Thirteen Weeks Ended August 28, 2010
Net sales decreased by $15.8 million or 15% to $86.3 million during the thirteen weeks ended August 27, 2011.  Sales were $102.1 million in the comparable period last year.  This decrease was due to comparable store sales decreasing 13% or $13.4 million in the thirteen weeks ended August 27, 2011.  The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve months.

Gross profit decreased by $5.3 million to $31.8 million during the thirteen weeks ended August 27, 2011 from $37.1 million during the thirteen weeks ended August 28, 2010.  Gross profit as a percent of net sales increased by 40 basis points to 36.8% during the thirteen weeks ended August 27, 2011 from 36.4% during the comparable prior year period.  This increase was primarily due to lower inventory levels versus the prior year partially offset by an increase in the reserves for inventory obsolescence by $1.6 million.

Selling, general and administrative expense (“SG&A”) decreased $5.3 million to $27.2 million for the thirteen weeks ended August 27, 2011 as compared to $32.5 million for the thirteen weeks ended August 28, 2010.  As a percentage of net sales, SG&A decreased approximately 40 basis points to 31.5% of net sales during the thirteen weeks ended August 27, 2011 from 31.9% of net sales in the comparable prior year period.  SG&A as a percentage of net sales decreased primarily as a result of a tighter expense control in payroll, supplies, travel, maintenance and repairs.

Advertising expense for the thirteen weeks ended August 27, 2011 was $0.7 million or 0.9% of net sales as compared to $1.7 million or 1.7% of net sales for the thirteen weeks ended August 28, 2010. Advertising expense for the thirteen week period ending August 27, 2011 decreased primarily due to refocused advertising, campaigns and cadence with spending less overall on radio, print and outdoor signage.  The use of social media and enhanced messaging to customers through email blasts and the Company websites have enabled the Company to actively market in a targeted manner while reducing advertising expenses.

Occupancy costs (net) were $17.1 million or 19.8% of net sales for the thirteen weeks ended August 27, 2011 as compared to $16.7 million or 16.3% of net sales for the thirteen weeks ended August 28, 2010 with the increase primarily related to incremental rent in our unopened 5th Avenue store, incremental percentage rent at Union Square offset by the impact of the Paramus store closing.  Included as a reduction of net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations.  For the thirteen week period ended August 27, 2011 and August 28, 2010, rental income was $547,095 and $516,583, respectively.

Other expense was $1.5 million or 1.7% of net sales for the thirteen weeks ended August 27, 2011.  The $1.5 million is an estimate of costs associated with the required retro-fit of the Park Avenue store in New York City, in connection with the exit from this location which closed in September 2011.

Depreciation and amortization expense was $3.7 million or 4.3% of net sales for the thirteen weeks ended August 27, 2011 as compared to $3.4 million or 3.4% of net sales for the thirteen weeks ended August 28, 2010. Depreciation and amortization expense for the thirteen week period ended August 27, 2011 increased primarily due to capital expenditure additions during the current and past fiscal years.

Loss on disposition of assets for the thirteen weeks ended August 27, 2011 was $0.4 million.  The loss this quarter was primarily from the sale of the North Randall location.

Interest expense was $0.3 million or 0.4% of net sales for the thirteen weeks ended August 27, 2011 as compared to $0.4 million or 0.4% of net sales for the thirteen weeks ended August 28, 2010. For the thirteen weeks ended August 27, 2011 interest expense was a result of borrowings on the Company’s revolving credit facility.

As a result of the above-noted items, the loss before income taxes for the thirteen weeks ended August 27, 2011 was $19.2 million as compared to a loss of $18.1 million for the same period last year.

For the thirteen week period ended August 27, 2011 the effective income tax rate was 40.0% as compared to 39.8% for the comparable period a year ago. The difference between the effective income tax rate and the federal statutory rate for the current period is largely attributable to state income taxes and the non deductibility of certain operating expenses.

Twenty-six Weeks Ended August 27, 2011 Compared to Twenty-six Weeks Ended August 28, 2010

Net sales decreased by $31.8 million or 14% to $191.7 million during the twenty-six weeks ended August 27, 2011.  Sales were $223.5 million in the comparable period last year.  This decrease was primarily the result of comparable stores decreasing 12% or $27.1 million in the twenty-six weeks ended August 27, 2011.  The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve months.

Gross profit decreased by $14.4 million to $76.4 million during the twenty-six weeks ended August 27, 2011 from $90.9 million during the twenty-six weeks ended August 28, 2010.  Gross profit as a percent of net sales decreased by 80 basis points to 39.9% during the twenty-six weeks ended August 27, 2011 from 40.7% during the comparable prior year period.  The decrease was primarily due to higher levels of markdowns in the current year.

SG&A decreased $10.9 million to $54.3 million for the twenty-six weeks ended August 27, 2011 as compared to $65.2 million for the twenty-six weeks ended August 28, 2010 primarily as a result of tighter expense control. As percentage of net sales, SG&A decreased approximately 90 basis points to 28.3% of net sales during the twenty-six weeks ended August 27, 2011 from 29.2% of net sales in the comparable prior year period.  SG&A as a percentage of net sales decreased primarily as a result of cost control efforts in payroll, supplies, travel, maintenance and repairs.

Advertising expense for the twenty-six weeks ended August 27, 2011 was $2.0 million or 1.1% of net sales as compared to $4.2 million or 1.9% of net sales for the twenty-six weeks ended August 28, 2010. Advertising expense for the twenty-six week period ending August 27, 2011 decreased primarily due to more focused advertising campaigns with reductions in print, radio and outdoor signage.  The use of social media and enhanced messaging to customers through email blasts and the Company websites have enabled the Company to actively market in a targeted manner while reducing advertising expenses.

Occupancy costs (net) were $33.3 million or 17.4% of net sales for the twenty-six weeks ended August 27, 2011 as compared to $32.3 million or 14.4% of net sales for the twenty-six weeks ended August 28, 2010 with the increase primarily related to the impact of approximately $1.5 million in step rent in our unopened 5th Avenue location and increased percentage rent at Union Square offset by the impact of the Paramus store closing.  Included as a reduction of net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations. For the twenty-six week period ended August 27, 2011 and August 28, 2010, rental income was $1.1 million and $1.1 million, respectively.

Depreciation and amortization expense was $7.3 million or 3.8% of net sales for the twenty-six weeks ended August 27, 2011 as compared to $6.9 million or 3.1% of net sales for the twenty-six weeks ended August 28, 2010.  For the twenty-six weeks ended August 27, 2011 versus the same period last year, depreciation and amortization expense increased primarily as a result of capital expenditures from the current and last fiscal years.

Gain on disposition of assets for the twenty-six weeks ended August 27, 2011 was $6.1 million or 3.2% of net sales as compared to $0 million for the comparable prior year period.  This gain is primarily due to the sale of the Syms store located in Rockville, MD, the proceeds of a partial condemnation of the property adjacent to the Marietta, GA store, offset by the loss of value as recorded and maintained on the ledger from the sale of the North Randall location.

Interest expense was $0.8 million or 0.4% of net sales for the twenty-six weeks ended August 27, 2010 as compared to $0.6 million or 0.3% of net sales for the twenty-six weeks ended August 28, 2010. For the twenty-six weeks ended August 27, 2011 and August 28, 2010, interest expense was a result of borrowings on the Company’s revolving credit facility.

As a result of the above-noted items, the loss before income taxes for the twenty-six weeks ended August 27, 2011 was $16.7 million as compared to a loss of $19.6 million for the same period last year.

For the twenty-six week period ended August 27, 2011, the effective income tax rate was 39.7% as compared to 40.0% for the comparable period a year ago.  The difference between the effective income tax rate and the federal statutory rate for the current period is largely attributable to state income taxes and non deductibility of certain operating expenses.

Liquidity and Capital Resources

The Company currently purchases first-quality, in-season designer and brand name merchandise from more than 900 vendors at prices it believes to be below those generally available to major department and specialty stores.  Historically the vast majority of the Company’s purchases have been made under credit terms with its vendors that allow the Company to pay the related invoice 30 – 60 days following the receipt of merchandise.  Although the Company has maintained long-term business relationships with many of these vendors, there can be no assurance that it will be able to continue to purchase first-quality, in-season merchandise from these vendors in the same breadth of styles and sizes, in the same or greater volume, at prices as favorable as those currently available to the Company and under credit terms similar to those historically granted.  If the Company fails to maintain its relations with its existing vendors, or to enhance the quality of merchandise supplied to the Company, or if the Company cannot maintain existing sources of supply or attract new vendors of in-season brand name and designer merchandise, its ability to obtain a sufficient amount and variety of merchandise at favorable prices and under acceptable credit terms may be limited.  Limitations in these areas could have a significant negative impact on the Company’s competitive position and its liquidity, and the Company’s results of operations could be materially and adversely affected.  Furthermore, if the Company is unable to maintain or continue to obtain trade credit from factors, vendors and service providers on favorable terms, it may not be able to develop or enhance its merchandise or respond to competitive pressures, any of which could have a material adverse effect on the Company’s business.

Working capital as of August 27, 2011 was $29.4 million, a decrease of $22.1 million as compared to $51.5 million as of August 28, 2010.  This decrease in working capital is primarily attributable to lower inventory and a reduction in assets held for sale, as two properties were sold during this period.

Net cash used by operating activities totaled $7.2 million for the twenty-six weeks ended August 27, 2011 as compared to the net cash used by operating activities of $13.9 million for the twenty-six weeks ended August 28, 2010.  The net cash used by operating activities for the twenty-six weeks ended August 27, 2011 reflects the net loss, offset by a positive change in working capital, due to lower operating expenses and lower inventory.

Net cash provided by investing activities was $17.1 million for the twenty-six weeks ended August 27, 2011 compared to the use of $1.6 million for the thirteen weeks ended August 28, 2010, comprised of proceeds from land, buildings and other assets of three former store locations, partially offset by capital expenditures for property and equipment of $1.1 million.  Capital expenditures for the same period last year for the property and equipment were $8.0 million.

Net cash used by financing activities was $9.9 million for the twenty-six weeks ended August 27, 2011, as compared to net cash provided by financing activities of $16.3 million for the twenty-six weeks ended August 28, 2010. The cash provided this year was the result of net borrowings on our credit facility.

On August 27, 2009, the Company entered into a secured $75 million revolving Credit Agreement which expires on August 27, 2012.  That Credit Agreement, which has been amended as of January 7, 2011, March 8, 2011 and June 16, 2011, is among Syms Corp, as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.  Availability thereunder is based on a borrowing base consisting generally of certain inventory, credit card receivables, mortgaged real estate and cash collateral (the “Borrowing Base”).  In connection with the Bank of America facility, the Company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement.  This facility bears interest at various rates depending on availability under a formula set forth in the Credit Agreement.  As of August 27, 2011, the interest rate on the facility was Prime +2.50% or LIBOR +3.50%.  In addition, the Borrowers are subject to certain negative covenants customary for credit facilities of this size, type and purpose.  These covenants restrict or limit, among other things, their ability to incur additional indebtedness, grant liens on their assets, dispose of assets, make acquisitions and investments, merge, dissolve or consolidate and pay dividends, redeem equity and make other restricted payments.

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

(j)	No default exists under the Credit Agreement;
(ii)	After giving effect to the contemplated transaction, Average Daily Availability for each month during the 12 months following such transaction be at least equal to 30% of the Loan Cap; and
(iv)	The consolidated fixed charge coverage ratio, after giving pro forma effect to such transaction for the 12 months prior to such transaction be at least 1.2:1.0.

 “Average Daily Availability” is computed for each month as follows:  (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) is determined and (c) such sum is divided by the number of days in such month.  The “Loan Cap” for each day is an amount equal to the lesser of $75 million and the Borrowing Base (as described above) for such day, plus, in each case, the outstanding principal amount of the term loan for such day.  Determination of whether the second or third condition described above is satisfied requires the Company to give effect to the contemplated transaction.  Thus, unless and until a specific transaction is proposed, no calculation is required or can be made with respect to these conditions.  No transactions giving rise to this calculation occurred during the fiscal quarter ended August 27, 2011.

In addition, the restriction on indebtedness provides for an availability of up to $5,000,000 at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like.  As of August 27, 2011, the Borrowers have no such indebtedness outstanding.

The Credit Agreement contains a financial covenant which requires that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 10% of the Borrowing Base described above (or $7.5 million, whichever is less).  As of August 27, 2011, the Borrowing Base was $48.0 million, which means that the Company was required to maintain unutilized borrowing capacity of not less than $4.8 million.

As of August 27, 2011, $20.3 million is outstanding under this facility. The Credit Agreement has sub-limits for letters of credit which when utilized, reduce availability under the facility.  At August 27, 2011, February 26, 2011 and August 28, 2010, the Company had outstanding letters of credit of $11.4 million, $10.1 million and $6.6 million, respectively.  Total interest charges incurred for the thirteen weeks ended August 27, 2011 and August 28, 2010 were $0.3 million and $0.4 million respectively. There was no capitalized interest for the thirteen weeks ended August 27, 2011 and August 28, 2010.

The U.S. economy is continuing to experience weakness. Such continued weakness could continue to negatively affect the Company’s cash, sales and/or operating performance and, further, could limit additional capital if needed and increase operating and finance costs. The Company has reduced or eliminated selected expenses and greatly reduced its fiscal 2011 capital expenditure budget.  In addition, in fiscal 2011, the Company sold a property in Rockville, MD (as reported in our Form 10-K for fiscal 2010), yielding $14.3 million in net cash proceeds, sold a property in Cleveland, OH, yielding $1.5 million in net cash proceeds, and received a condemnation award from the Georgia Department of Transportation in the amount of $2.4 million, totaling an incremental cash infusion of $18.2 million.  The Company’s credit facility had borrowing availability of $11.5 million as of August 27, 2011.  Further, the Company has continued to negotiate amendments to its credit facility and has recently negotiated a reduction in its Borrowing Base Availability Block from 12.5% to 10% as of June 16, 2011 which will contribute approximately an additional $1.2 million to $1.5 million in incremental liquidity.  Lastly, should it be necessary and deemed beneficial to the Company and its shareholders, the Company could generate additional liquidity by entering into a sale-leaseback arrangement with certain of its owned properties, sell an owned property, or mortgage an owned property.  During fiscal 2011, the Company is undergoing a process to explore and evaluate various potential strategic alternatives and has retained Rothschild Inc. as its exclusive financial advisor in connection with the strategic review.  The Company has also engaged Alvarez & Marsal to provide management and business advisory services during fiscal 2011.  Management believes that existing cash, internally generated funds, trade credit, funds available from the revolving credit facility and other financing alternatives described above, if needed, will be sufficient for working capital and capital expenditure requirements for the fiscal year ending February 25, 2012.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

Recent Accounting Pronouncements

See Note 11 of Notes to Consolidated Condensed Financial Statements for a description of the Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operations and Financial Condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended August 28, 2010.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended August 27, 2011 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

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

SYMS CORP

Date: October 6, 2011	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: October 6, 2011	By	/s/ Gary Binkoski
GARY BINKOSKI
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