Form 10-Q/A
period 2011-08-27
SYMS CORP
filed 2011-11-08
CIK 724742

UNITED STATES
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

Explanatory Note

The purpose of this Amendment No. 1 to Syms Corp’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2011, filed with the Securities and Exchange Commission on October 6, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*         These exhibits were previously included or incorporated by reference in Syms Corp’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2011, filed with the Securities and Exchange Commission on October 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP
Date: November 7, 2011	By /s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 7, 2011	By /s/ Gary Binkoski
GARY BINKOSKI
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)