Form 10-K/A
period 2011-02-26
SYMS CORP
filed 2011-12-27
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

Common Stock, $0.05 Par Value Per Share

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

SYMS CORP

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Form 10-K for the fiscal year ended February 26, 2011, which was originally filed with the U.S. Securities and Exchange Commission on May 13, 2011 (the “Original 10-K”). The sole purpose of this Amendment is to file amended Exhibits 2.2 (a Purchase and Sale Agreement and associated exhibits) and 10.5 (our 2009 Credit Agreement and associated exhibits and schedules).

Exhibit 10.5 was originally filed as Exhibit 10.1 to our Current Report dated September 1, 2009 and then re-filed with the Original 10-K to include its associated exhibits and schedules. Both amended exhibits now include certain portions of information that was omitted from exhibits and schedules to the agreements when they were filed with our Original 10-K pursuant to a request for confidential treatment under Rule 24b-2. Consistent with this change, Item 15(a)(3) of Part IV and new Exhibits 31.1 and 31.2 are being filed, as required by the Commission regulations.  The complete un-redacted exhibits have been filed separately with the U.S. Securities and Exchange Commission.

Except as set forth above, the Original 10-K is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after May 13, 2011, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

SYMS CORP

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	List of Exhibits:

The following exhibits that are marked with an asterisk are filed herewith. Other exhibits set forth below are incorporated by reference from (i) the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-85554) filed August 2, 1983 and declared effective September 23, 1983 (the “Registration Statement”) or (ii) where indicated, the Company’s reports on Form 8-K, Form 10-Q or Form 10-K or the Company’s Proxy Statement (Commission File No. 1-8564).

2.1
Purchase Agreement, dated as of June 18, 2009, by and among SYL, LLC, a wholly owned subsidiary of Syms Corp, Filene's Basement, Inc. and FB Leasing Services (exhibit 10.1 to Current Report on Form 8-K dated June 24, 2009).

2.2*+
Purchase and Sale Agreement, dated as of February 28, 2011, with Hines Interests Limited Partnership, a Delaware limited partnership, as Purchaser, for the sale of property located at 1900 Chapman Avenue, Rockville, Maryland

3.1	Certificate of Incorporation of Syms Corp and amendment to the Certificate of Incorporation (exhibit 3.1 to to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011)

3.2	Amended and Restated By-laws of Syms Corp (exhibit 3.1 to Current Report on Form 8-K dated January 12, 2009).

4.1	Specimen Certificate of Common Stock as filed in the Registration Statement.

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

10.6	First Amendment to the Credit Agreement, dated as of January 7, 2011 (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2011)

10.7	Second Amendment to the Credit Agreement, dated as of March 8, 2011 (exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011)

21.1	List of Subsidiaries (exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011)

23.1	Consent of BDO USA, LLP (exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011)

SYMS CORP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011)

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011)

____________________

*	Filed herewith

+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.

SYMS CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMS CORP

By:	/s/ Gary Binkoski
Gary Binkoski
Chief Financial Officer
(Principal Financial Officer)

Date:  December 27, 2011