Form 10-Q
period 2011-11-26
SYMS CORP
filed 2012-01-10
CIK 724742

SYMS CORP.

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 26, 2011
OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the transition period from_____________ to _____________

Commission File Number 1-8546

SYMS CORP.
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

Yes  ☐                                No  ☑

At December 30, 2011 the latest practicable date, there were 14,448,188 shares outstanding of Common Stock, par value $0.05 per share.

SYMS CORP.

INDEX

		PAGE NO.

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statement of Changes in Net Assets for the period October 30, 2011 to November 26, 2011 (Liquidation Basis)	1

	Consolidated Condensed Statement of Net Assets as of November 26, 2011 (Liquidation Basis) and the Consolidated Condensed Balance Sheet as of February 26, 2011 and November 27, 2010 (Going Concern Basis)	2

	Consolidated Condensed Statements of Operations for the Two and Eight Months Ended October 29, 2011 and the Three and Nine Months Ended November 27, 2010 (Going Concern Basis)	3

	Consolidated Condensed Statements of Cash Flows for the Eight Months Ended October 29, 2011 and the Nine Months Ended November 27, 2010 (Going Concern Basis) (Unaudited)	4

	Notes to Consolidated Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	Other Information	17

	Item 1. Legal Proceedings Item 1a. Risk Factors Item 6. Exhibits

SIGNATURES		18

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SYMS CORP.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMS CORP.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
FOR THE PERIOD OCTOBER 30, 2011 TO NOVEMBER 26, 2011
(in thousands of dollars)

Shareholders' Equity at October 29, 2011	$84,956

Liquidation basis adjustments:
Adjust assets to estimated net realizable value and liabilities to estimated settlement value	(5,056)
Accrued costs of liquidation	42,124
Subtotal	37,068

Net Assets (liquidation basis) as of October 29, 2011	47,888

Net Assets (liquidation basis as of November 26, 2011 available to common shareholders)	$47,888

The accompanying notes are an integral part of these consolidated condensed financial statements.

SYMS CORP.

CONSOLIDATED CONDENSED STATEMENT OF NET ASSETS AS OF NOVEMBER 26, 2011 (LIQUIDATION BASIS)
CONSOLIDATED CONDENSED BALANCE SHEET AS OF FEBRUARY 26, 2011 AND NOVEMBER 27, 2010
 (GOING CONCERN BASIS)
            (in thousands of dollars except share data)

	November 26,	February 26,	November 27,
	2011	2011	2010
	(Unaudited)	(Note)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,003	$2,298	$3,739
Receivables	10,874	2,619	5,348
Merchandise inventories	-	76,595	103,093
Income tax receivable	-	-	2,462
Deferred income taxes	-	9,180	6,286
Assets held for sale	-	1,900	8,618
Prepaid expenses and other current assets	9,880	7,345	8,087
Owned real estate, including air rights	146,820	-	-

TOTAL CURRENT ASSETS	212,577	99,937	137,633

OWNED REAL ESTATE, including air rights	-	71,390	70,595
EQUIPMENT	-	54,944	58,894
DEFERRED INCOME TAXES	-	37,086	29,373
OTHER ASSETS	-	7,417	7,534

TOTAL ASSETS	$212,577	$270,774	$304,029

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,591	$41,701	$50,439
Accrued expenses	16,078	21,114	20,529
Accrued liquidation costs	35,049	-	-
Due to Gordon Brothers	17,786	-	-
Other liabilities, primarily lease settlement costs	56,123	-	-
Obligations to customers	5,062	5,559	5,320

TOTAL CURRENT LIABILITIES	164,689	68,374	76,288

LONG TERM DEBT	-	30,192	42,977

OTHER LONG TERM LIABILITIES	-	11,229	5,991

SHAREHOLDERS EQUITY
Preferred stock, par value $100 per share. Authorized
1,000 shares; none outstanding.
Common stock, par value $0.05 per share. Authorized
30,000 shares; 14,448 shares outstanding (net of 4,448
in treasury shares) on November 26, 2011, February 26, 2011
and November 27, 2010	-	800	800
Additional paid-in capital	-	21,605	21,605
Treasury stock	-	(47,110)	(47,110)
Accumulated other comprehensive loss	-	(1,480)	(1,489)
Retained earnings	-	187,164	204,967
TOTAL SHAREHOLDERS' EQUITY	-	160,979	178,773
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$164,689	$270,774	$304,029
Net assets (liquidation basis - available to common
shareholders)	$47,888

The accompanying notes are an integral part of the consolidated condensed financial statements.
Note: The balance sheet at February 26, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally excepted accounting procedures for complete financial statements.

SYMS CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE TWO AND EIGHT MONTH PERIODS ENDED OCTOBER 29, 2011
AND THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 27, 2010
(GOING CONCERN BASIS, UNAUDITED)
(in thousands, except per share amounts)

	For the Two	For the Three	For the Eight	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 29, 2011	November 27, 2010	October 29, 2011	November 27, 2010

Net sales	$66,540	$120,739	$258,214	$344,257
Cost of goods sold	42,797	69,394	158,029	202,046
Gross profit	23,743	51,345	100,185	142,211

Expenses:
Selling, general and administrative	21,790	31,966	76,081	99,692
Advertising	462	1,667	2,476	5,911
Occupancy, net	9,788	14,807	43,120	44,523
Depreciation and amortization	2,527	3,630	9,819	10,485
Gain on disposition of assets	(1,488)	-	(7,565)	-
Asset impairment charges	-	1,721	-	1,721
Other expense (income)	3,315	(2)	4,815	(36)
Restructuring charges	-	831	-	2,133
Total Operating Expenses	36,394	54,620	128,746	164,429

Loss from operations	(12,651)	(3,275)	(28,561)	(22,218)

Interest expense, net	282	499	1,062	1,147

Loss before income taxes	(12,933)	(3,774)	(29,623)	(23,365)

Income tax expense (benefit)	53,022	(459)	46,404	(8,311)

Net loss	$(65,955)	$(3,315)	$(76,027)	$(15,054)

Net loss per share - basic and diluted	$(4.56)	$(0.23)	$(5.26)	$(1.04)

Weighted average shares outstanding -
basic and diluted	14,448	14,448	14,448	14,458

The accompanying notes are an integral part of the consolidated condensed financial statements.

SYMS CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE EIGHT MONTH PERIOD ENDED OCTOBER 29, 2011
AND THE NINE MONTH PERIOD ENDED NOVEMBER 27, 2010
(GOING CONCERN BASIS, UNAUDITED)
(in thousands of dollars)

	For the Eight	For the Nine
	Months Ended	Months Ended
	October 29, 2011	November 27, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,027)	$(15,054)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	9,819	10,199
Asset impairment	-	1,721
Deferred income taxes	46,266	(11,634)
Gain on disposition of assets	(7,565)	(47)
(Increase) decrease in operating assets:
Receivables	(618)	(2,153)
Income tax receivable	-	(2,462)
Merchandise inventories	15,938	(20,859)
Prepaid expenses and other current assets	4,332	(442)
Other assets	(838)	94
Increase (decrease) in operating liabilities:
Accounts payable	(6,359)	3,083
Accrued expenses	3,342	10,585
Obligations to customers	(127)	(8)
Other long term liabilities	1,830	2,975
Net cash used in operating activities	(10,007)	(24,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,154)	(14,082)
Proceeds from sale of land, building and other assets	22,023	6,406
Net cash provided by (used in) investing activities	20,869	(7,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	-	(1,207)
Borrowings/repayment on revolving credit facility (net)	(10,885)	34,575
Net cash (used in) provided by financing activities	(10,885)	33,368

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23)	1,690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,298	2,049
CASH AND CASH EQUIVALENTS, END OF PERIOD	2,275	3,739

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,228	$1,002

Income taxes (net of refunds)	$(119)	$(125)

The accompanying notes are an integral part of the consolidated financial statements

SYMS CORP.

Notes to Consolidated Condensed Financial Statements (Unaudited)

Unless otherwise noted, the following Notes to Consolidated Condensed Financial Statements relate only to results from continuing operations.

Note 1 - The Company

Prior to filing bankruptcy as discussed in Note 2, Syms Corp (“Syms” or the “Company”) and its wholly-owned subsidiary Filene’s Basement, LLC (“Filene’s, “Filene’s, LLC” or “Filene’s Basement”) collectively owned and operated a chain of 47 “off-price” retail stores under the “Syms” name (which were owned and operated by the Company) and “Filene’s Basement” name (which were owned and operated by Filene’s, LLC).  The stores are located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest.  Each Syms store offered a broad range of first quality, in-season merchandise, bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores.  On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC now known as Filene’s Basement, LLC acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Federal Bankruptcy Code.  As a result, Filene’s, LLC owned and operated 21 Filene’s Basement stores that are located in the Northeastern, Middle Atlantic, Midwest and Southeast regions.  Filene’s Basement also offered a broad range of first quality brand name and designer clothing for men, women and children.  In addition, Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment – the “off-price” retail stores segment.

Note 2 - Basis of Presentation

On November 2, 2011, Syms Corp. and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Court”).

Disposition of the Company’s and Filene’s Businesses

Prior to November 2, 2011, all of the Company’s and Filene’s business operations consisted primarily of running retail operations.  As the economy worsened, sales continued to erode and, as a result, cash flow suffered.  Notwithstanding the best efforts of the Company and Filene’s, significant operational losses continued to threaten the on-going businesses.  Trade vendors tightened and/or ceased credit terms. As a result, the Company and Filene’s projected that, absent additional financing or measures to monetize certain assets, liquidity would cease to exist.

At a meeting held on November 1, 2011, the Company’s Board of Directors determined that it was in the best interests of the Company and its stakeholders for it and its subsidiaries to file for Chapter 11 and liquidate the retail operations. On November 2, 2011, the Company and Filene’s filed for Chapter 11 in Delaware. If the Company and Filene’s are able to generate value in excess of what is needed to satisfy all of their obligations, the Company will distribute any such excess to shareholders; the actual amount and timing of future distributions, if any, to shareholders, will depend upon a variety of factors, including, but not limited to, disposal of real estate assets, ultimate settlement amounts of the Company’s and Filene’s liabilities and obligations, including lease obligations and actual costs incurred in connection with the Chapter 11 case.  In response to the Chapter 11 filing the Company implemented the liquidation basis of accounting effective on October 30, 2011, which was the beginning of the fiscal month closest to the petition date. Net operating results from October 30 to November 1, 2011 were not material.

The consolidated financial statements for the period ended October 29, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business.  In the opinion of management, the accompanying Consolidated Statements of Operations and Cash Flows for the period ended October 29, 2011 contain all adjustments, including normal recurring adjustments, necessary to present fairly the shareholders’ equity of the Company as of October 29, 2011, and the results of operations and changes in cash flows for the two and eight months then ended on a going concern basis. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such rules and regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as of and for the period ended October 29, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 26, 2011.

SYMS CORP.

Occupancy expenses for the two and eight months ended October 29, 2011 and the three and nine months ended November 27, 2010 have been reduced by net rental income of $0.3 million, $1.4 million, $0.6 million and $1.7 million, respectively, from real estate holdings incidental to the Company’s and Filene’s retail operations.

The preparation of these consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States, of necessity requires management to make estimates and assumptions that may affect the reported amounts and related disclosures. As a result of the Company’s adoption of the liquidation basis of accounting, actual amounts will differ from such estimates in many cases.

The Company’s fiscal year ends the Saturday nearest to the end of February.  The fiscal year ended February 26, 2011 (“fiscal 2010”) was comprised of 52 weeks.  The fiscal year ending February 25, 2012 (“fiscal 2011”) will also be comprised of 52 weeks.

Fair Value of Financial Instruments – As of February 26, 2011 and November 27, 2010, management estimates that the fair value of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and long-term debt are carried at amounts that reasonably approximate their fair value.

Liquidation Accounting

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Accordingly, the Company implemented the liquidation basis of accounting effective on October 30, 2011. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

The transition from the going concern basis of accounting to the liquidation basis of accounting required management to make significant estimates and judgments.  The recording of assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting required the Company to record the following adjustments as of October 30, 2011, the effective date of implementation of the liquidation basis of accounting (in millions of dollars):

Adjust assets and liabilities	Amount

Write up of real estate to estimated net realizable value	$(78.6)
Write down of other fixed assets	35.6
Write down prepaid assets	3.0
Estimated lease settlement costs	51.1
Reversal of existing deferred rent liability	(8.7)
Write up inventory to net realizable value	(6.2)
Other liquidation adjustments	(1.3)
Total	$(5.1)

The Company adjusted the real estate assets to reflect the estimated net realizable value of owned property.  This  value was estimated, with the input of a third party valuation expert, by assessing several possible sales alternatives and weighting the estimated value realized in each of those alternatives according to managements’ best estimate of the likelihood of each alternative being achieved. These alternatives included selling the properties in the short term as vacant, unleased properties and selling the properties within two to three years after having identified and secured new tenants. These sales alternatives produced a possible range of net realizable values between $135.0 million and $185.0 million. The basis for determining this range of estimated net realizable values took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on managements’ weighting of the likelihood of each alternative being achieved an estimated net realizable value of real estate of $146.8 million was recorded. While this amount represents managements’ best estimate at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the sale of the real estate could materially differ from this estimate. However, this estimate should not be construed as a final determination by the Company to liquidate all its owned real estate.

SYMS CORP.

As of November 15, 2011, the Company and Filene’s entered into an Agency Agreement to liquidate all of their inventory, furniture and fixtures.   The agent guaranteed the debtors’ receipt of 90% of the aggregate cost value of merchandise, subject to certain inventory levels and cost factor adjustments.  In addition, the agent agreed to a furniture and fixture guarantee of $2 million.

As a result of the adoption of the liquidation basis of accounting, the Company recorded the estimated cost for settling the existing leases at a total of $56.6 million, adjusted for the Company’s settlement to terminate its lease at 530 Fifth Avenue, which settlement was approved by the Bankruptcy Court on January 6, 2012. This required an accrual of $51.1 million, in addition to the lease exit  accrual already recorded for the Paramus and Plano locations of $5.5 million.

The Company and Filene’s reviewed all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine their best estimate of costs to be incurred during a liquidation period, which is currently expected to continue through October 2012.

The Company and Filene’s were required to make significant estimates and exercise judgment in determining the accrued costs of liquidation at October 30, 2011 and November 26, 2011.  Upon transition to the liquidation basis of accounting, the Company and Filene’s accrued the following costs expected to be incurred in liquidation (in millions of dollars):

Estimated Costs of Liquidation	Amount

Real estate related carrying costs	$14.2
Outside services	16.8
Payroll related costs	7.7
Other	3.4

Total	$42.1

Note 3 – New Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Note 4 – Financial Position

The Company and Filene’s believe that cash provided from the liquidation process could provide sufficient liquidity to fund their day-to-day operations provided that they are able to sell their remaining assets (which consist primarily of owned real estate inclusive of the Company’s corporate headquarters in Secaucus, New Jersey) at anticipated selling prices and within a reasonable period of time.  If the Company and Filene’s are unable to sell their assets in a reasonable period of time, or if they receive substantially less than anticipated, their ability to settle their liabilities and obligations in full while incurring necessary wind down costs would be in doubt.

Through the estimated liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such excess proceeds to shareholders.  Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds being available for distribution to shareholders. Moreover, the Company continues to consider other possible strategic alternatives other than liquidation of its assets.

SYMS CORP.

Note 5 – Other Non Current Assets

The Company has historically recorded cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. Such amounts were $2.3 million, $2.2 million and $2.0 million at November 26, 2011, February 26, 2011 and November 27, 2010, respectively. Other items include: trademark license intangibles of $1.5 million and security deposits of $6.1 million at November 26, 2011.

Note 6 – Bank Credit Facilities

On August 27, 2009, the Company entered into a secured $75 million revolving credit agreement, which was set to expire on August 27, 2012.  That credit agreement, which was  amended as of January 7, 2011, March 8, 2011 and June 16, 2011, was among Syms Corp., as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent  (the “Credit Agreement). The Credit Agreement was paid off and terminated on November 18, 2011.

Availability under the Credit Agreement was based on a borrowing base consisting generally of certain inventory, credit card receivables, mortgaged real estate and cash collateral (the “Borrowing Base”).  In connection with the Credit Agreement, the Company recognized approximately $1.1 million of deferred financing costs, which are being amortized over the term of the agreement.  The Credit Agreement bore interest at various rates depending on availability under a formula set forth in the Credit Agreement.  As of November 18, 2011, the date in which the Credit Agreement was paid off, the interest rate was Prime +2.50% or LIBOR +3.50%.  In addition, the Borrowers were subject to certain negative covenants customary for credit facilities of this size, type and purpose.  These covenants restricted or limited, among other things, their ability to incur additional indebtedness, grant liens on their assets, dispose of assets, make acquisitions and investments, merge, dissolve or consolidate and pay dividends, redeem equity and make other restricted payments.

The Credit Agreement set forth financial conditions which were required in order for a Borrower (i) to (a) acquire a controlling interest in another entity, all or substantially all of the assets of another entity or a business unit of another entity; (b) enter into a merger or consolidation having the same effect; or (c) acquire additional store locations from another entity; (ii) to purchase, redeem or otherwise acquire equity interests issued by it or (iii) to make a voluntary prepayment, repurchase, redemption or defeasance of indebtedness permitted by the Credit Agreement (other than indebtedness subordinated to the indebtedness under the Credit Agreement).  These conditions require that:

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

 “Average Daily Availability” was computed for each month as follows:  (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) is determined and (c) such sum is divided by the number of days in such month.  The “Loan Cap” for each day is an amount equal to the lesser of $75 million and the Borrowing Base  for such day, plus, in each case, the outstanding principal amount of the term loan for such day.  Determination of whether the second or third condition described above was satisfied requires the Company to give effect to the contemplated transaction.  Thus, unless and until a specific transaction was proposed, no calculation was required or could be made with respect to these conditions. No transactions giving rise to this calculation occurred during the fiscal quarter ended October 29, 2011.

In addition, the restriction on indebtedness provided for an availability of up to $5,000,000 at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like. As of October 29, 2011, the Borrowers have no such indebtedness outstanding.

SYMS CORP.

The Credit Agreement contained a financial covenant which required that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 10% of the Borrowing Base described above (or $7.5 million, whichever is less).  As of October 29, 2011, the Borrowing Base was $48.0 million, which means that the Company was required to maintain unutilized borrowing capacity of not less than $4.8 million.

As of November 26, 2011, Syms Corp. had no outstanding debt under this facility, had repaid all its obligations and terminated its Credit Agreement with Bank Of America. The Credit Agreement had sub-limits for letters of credit, which, when utilized, reduced availability under the Credit Agreement.  At February 26, 2011 and November 27, 2010, the Company had outstanding letters of credit under the facility of $10.1 million and $8.0 million, respectively. At November 26, 2011 the Company had additional outstanding letters of credit of $3.1 million, of which $2.9 million is a standby LC for workers compensation and general liability insurance and $0.2 million is a standby LC for merchandise.

Total interest charges incurred for the two months ended October 29, 2011 and the three months ended November 27, 2010 were $0.3 million and $0.5 million respectively. There was no capitalized interest for the two and eight months ended November 26, 2011 and the three and nine months ended November 27, 2010.

Note 7 – Pension Plan

The Company has one qualified defined benefit pension plan and two defined contribution plans (“pension plans”) that cover substantially all full-time employees.

Note 8 – Contingencies

Litigation

The Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves.  Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows.  The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Note 9 – Net Loss per Share

Basic net loss per share has been computed based upon the weighted average common shares outstanding. Diluted net loss per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net loss per share:

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	October 29, 2011	November 27, 2010	October 29, 2011	November 27, 2010
	(in thousands except per share amounts)
Basic and diluted net loss per share:
Net loss	$(65,955)	$(3,315)	$(76,027)	$(15,054)
Average shares outstanding – basic and diluted	14,448	14,448	14,448	14,458
Basic and diluted net loss per share	$(4.56)	$(0.23)	$(5.26)	$(1.04)

For periods with losses, options are excluded from the computations of diluted net loss per share because the effect would be anti-dilutive. Options to purchase 97,500 shares of common stock at $15.01 per share were outstanding at October 29, 2011 and November 27, 2010.

SYMS CORP.

Note 10 – Share Based Compensation

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

Consistent with ASC 718 “Share-Based Payments, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  There were no options granted during the period ended October 29, 2011 and all options previously issued are fully vested.

Stock option activity during the period ended October 29, 2011 is as follows:

(In thousands, except per share amounts)
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intricate
	of Options	Price	Term (years)	Value
Outstanding February 27, 2011	98	$ 15.01	4.4	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at October 29, 2011	98	$ 15.01	3.6	-
Options exercisable at October 29, 2011	98	$ 15.01	3.6	-

As of October 29, 2011, there was no unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized in future periods.

Note 11 – Income Taxes

For the eight week period ended October 29, 2011 (pre-filing period),  the effective income tax rate was (410.0%) as compared to 12.2% for the thirteen week period ended November 27, 2010. For the thirty-five week period ended October 29, 2011, the effective income tax rate was (156.7%) as compared to 35.6% for the thirty-nine week period ended November 27, 2010.  The change in the rate is primarily the result of the change in the assessment of the realization of the deferred tax assets.

SYMS CORP.

Based on management’s assessment, it is more likely than not that, for federal and state purposes, deferred tax assets will not be realized by future taxable income or tax planning strategies.  A net valuation allowance of approximately $52.9 million was recorded in the eight week period ended October 29, 2011 to reverse the net tax benefit recorded in the twenty-six week period ended August 27, 2011 and the full valuation allowance of the remaining deferred tax assets balance.

Note 12 – Related Party Transaction

On March 9, 2010, the Company purchased 150,196 shares of the Company’s Common Stock from the Sy Syms Revocable Living Trust at a price of $8.04 per share.  The purchase was approved by a committee of the Board consisting solely of the independent members of the Board.  The price approved by the committee, after consultation with a financial consultant and counsel, represented a 5% discount to a 30-day volume weighted average price.

Note 13 – Disposition of Assets and Other Expense

Gain on disposition of assets for the two month period ended October 29, 2011 of $1.5 million was realized as a result of a gain on the sale and leaseback of the Tampa, FL location, partially offset by impairment of assets for the lease expiration of the Park Avenue, NY store. Gain on disposition of assets for the eight months ended October 29, 2011 was $7.6 million due primarily to the gain on the sale and leaseback of the Tampa, FL location, the sale of the store located in Rockville, MD, the proceeds of a partial condemnation of the property adjacent to the Marietta, GA store, offset by the loss of value as recorded and maintained on the ledger from the sale of the North Randall, OH location.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

On November 2, 2011, Syms Corp. and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court (“Court”) for the District of Delaware.

Disposition of the Company’s and Filene’s Businesses

Prior to November 2, 2011, all of the Company’s and Filene’s business operations consisted primarily of running retail operations.  As the economy worsened, sales continued to erode and, as a result, cash flow suffered. Notwithstanding the best efforts of the Company and Filene’s, significant operational losses continued to threaten the on-going businesses. Trade vendors tightened and/or ceased credit terms. As a result, the Company and Filene’s projected that absent additional financing or measures to monetize certain assets, liquidity would come to an end.

The consolidated financial statements for the period ended October 29, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business.  In the opinion of management, the accompanying Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 29, 2011, and the results of operations and changes in cash flows for the two and eight months then ended on a going concern basis.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such rules and regulations, certain information and footnote disclosures have been condensed or omitted. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 26, 2011.

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Accordingly the Company implemented the liquidation basis of accounting on October 30, 2011. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

SYMS CORP.

This Quarterly Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) and information relating to the Company that are based on the beliefs of  management of the Company as well as assumptions made by and information currently available to management of the Company.  When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, possible disruptions in the Company’s information or communication systems, possible work stoppages or increases in labor costs, higher than anticipated costs, higher interest rates, unanticipated difficulties which may arise with the liquidation of Filene’s Basement, the Company and other factors which may be outside the Company’s control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned.  Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The Company’s critical accounting estimates under going concern accounting for the period ended October 29, 2011 are consistent with those included in its annual report on Form 10K. See note 2 to Consolidated Financial Statements in this Form 10Q for a discussion of accounting estimates and judgments made under the liquidation basis of accounting related to the accrued costs of liquidation and adjustments related to the carrying value of assets and liabilities.

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

The Company’s accounting policies are more fully described in Note 1 to the Financial Statements, located in the Annual Report on Form 10-K for fiscal 2010.  The Company has identified certain critical accounting policies that applied to the Company’s financial reporting until the adoption of the liquidation basis of accounting on October 30, 2011. These policies are described below.

Merchandise Inventory – Merchandise inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method.  Under the retail method, inventory cost and the resulting gross margins are calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories.  For a brief period, from October 4, 2009 through October 2, 2010, the Syms stores utilized a different method, the moving weighted average cost method.  Under the moving weighted average cost method, inventory cost and the resulting gross margins are calculated by applying an average cost based on the cost of goods available for sale divided by the number of units available for sale.  After the Company completed the acquisition of certain assets of Filene’s Basement Inc., the Company found itself in the position that a portion of its business was utilizing the moving average cost method and a portion of its business was utilizing the retail inventory method.  The Company thus was faced with the choice of either converting Filene’s to the moving average cost method or transitioning the Syms stores back to the system that they had previously utilized.  The Company determined that it would be more effective to revert back to the retail inventory method.  The change in the method of recording Syms inventory in the third quarter of fiscal 2009 and the third quarter of fiscal 2010 did not have a material impact on reported results of operations.  The significant estimates used are for markdowns and shrinkage.

SYMS CORP.

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

Long-Lived Assets - In evaluating and measuring an impairment loss, the Company considers individual retail locations to be the appropriate asset group, since the store level is the lowest level at which identifiable cash flows are independent of the cash flows of other assets and liabilities.  The Company evaluates long lived assets for impairment at all of our retail locations on at least an annual basis at the end of each fiscal year, after the holiday selling season, when the Company has the most visibility into the operations of the individual store.  The Company will also test an asset group for impairment during the year if any impairment indicators are identified that could result in a potential impairment.  If it is determined that such indicators are present and the review discloses that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining useful lives, their carrying values are reduced to estimated fair value.  Various factors, including future sales growth and profit margins, are included in this analysis.  To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

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

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations through October 29, 2011.

Net sales were $66.5 million during the two months ended October 29, 2011. Sales were $86.3 million in the second quarter ended August 27, 2011. Sales volume was impacted by the fact that Gordon Brothers undertook the liquidation of five stores (Rockville Pike, MD; Watertown, MA; Peabody, MA; Braintree, MA and Saugus, MA) during the period. The Company reported sales for these locations for 46 days during two months ended October 29, 2011 compared with 90 days for the three months ended November 27, 2010.  Sales for the three months ended November 27, 2010 were $120.7 million. Sales for the first eight months of the fiscal year ended October 29, 2011 were $258.2 million versus $344.3 million for the nine month period ended November 27, 2010. Due to the implementation of liquidation based accounting effective October 29, 2011, these amounts are not comparable.

Gross profit was $23.7 million, or 35.7% of net sales, for the two months ended October 29, 2011 compared with $51.3 million, or 42.5% of net sales, for the three months ended November 27, 2010.  This decrease as a percent of net sales was due primarily to lower inventory levels compared to the prior year, as well as the impact of the liquidation of five stores by Gordon Brothers that started mid October 2011.   Gross profit was $100.2 million, or 38.8% of net sales, for the eight months ended October 29, 2011 compared with $142.2 million, or 41.3% of sales, for the nine months ended November 27, 2010.  This decrease as a percent of net sales was due primarily to lower inventory levels compared to the prior year, higher levels of markdowns in the current year, increased advertising and promotions to generate sales as well as the impact of the five store liquidation run by Gordon Brothers that started mid October 2011.

SYMS CORP.

Selling, general and administrative expense (“SG&A”) was $21.8 million for the two months ended October 29, 2011, compared to $27.2 million for the second quarter ended August 27, 2011 and $32.0 million for the three months ended November 27, 2010. SG&A expenses for the eight month period ended October 29, 2011 were $76.1 million compared to $99.7 million for the nine month period ended November 27, 2010. Due to the shortened time period during fiscal 2011 as a result of the implementation of liquidation based accounting effective October 30, 2011, these amounts are not comparable.

Advertising expense for the two months ended October 29, 2011 was $0.5 million as compared to $0.7 million for the second quarter ended August 27, 2011 and $1.7 million for the three months ended November 27, 2010. Advertising expense for the eight month period ended October 29, 2011 was $2.5 million as compared to $5.9 million for the nine month period ended November 27, 2010. During the course of fiscal year 2011, the Company refocused the level and timing of its advertising expenditures and campaigns by decreasing spending  on radio, print and outdoor signage.  The use of social media and enhanced messaging to customers through email blasts and the Company websites enabled the Company to actively market in a targeted manner while reducing advertising expenses throughout the year.

Occupancy costs (net) were $9.8 million for the two months ended October 29, 2011 as compared to $17.1 million for the three months ended August 27, 2011 and $14.8 million for the three months ended November 27, 2010. The decrease was primarily related to partial rent expense for five liquidating stores and a shortened quarter. Occupancy for the eight months ended October 29, 2011 was $43.1 million compared to $44.5 million for the nine months ended November 27, 2010. Included as a reduction of net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations.  For the two months ended October 29, 2011 and three months ended  November 27, 2010, rental income was $0.3 million and $0.6 million, respectively. For the eight months ended October 29, 2011 and the nine months ended November 27, 2010, the rental income was $1.4 million and $1.7 million, respectively.

Other expense was $3.3 million for the two months ended October 29, 2011, of which $1.1 million of these costs is associated with the settlement of the Fulton, NY Store and $2.2 million is associated with the settlement of the Fifth Avenue, NY location.  For the eight months ended October 29, 2011, other expenses was $4.8 million of which $1.5 million were estimated costs associated with the  retro-fit of the Park Avenue, NY store and the settlement of the Fulton lease obligation of $1.1 million and Fifth Avenue lease obligation of 2.6 million.

Gain on disposition of assets for the two month period ended October 29, 2011 of $1.5 million was realized as a result of a gain on the sale and leaseback of the Tampa, FL location. Gain on disposition of assets for the eight months ended October 29, 2011 was $7.6 million due primarily to the gain on the sale and leaseback of the Tampa, FL location, the sale of the store located in Rockville, MD, the proceeds of a partial condemnation of the property adjacent to the Marietta, GA store, offset by the loss from the sale of the North Randall, OH location.

For the three month period ended November 27, 2010, a charge of $1.7 million was incurred primarily for an impairment charge for one store, the Company’s change in operation of its distribution facilities to Auburn, MA and closing of the Massachusetts office space.

Depreciation and amortization expense was $2.5 million for the two months ended October 29, 2011 as compared to $3.6 million for the three months ended November 27, 2010. Depreciation and amortization expense for the eight months ended October 29, 2011 was $9.8 million and $10.5 million for the nine months ended November 27, 2010.

SYMS CORP.

Interest expense was $0.3 million for the two months ended October 29, 2011 as compared to $0.5 million for the three months ended November 27, 2010. For the eight months ended October 29, 2011 and the nine months ended November 27, 2010, interest expense was $1.1 million each, respectively. These expenses are a result of borrowings on the Company’s revolving credit facility during this period.

As a result of the above-noted items, the loss before income taxes for the two months ended October 29, 2011 was $12.9 million as compared to a loss of $3.8 million for the three months ended November 27, 2010. For the eight month period ended October 29, 2011 the loss before income taxes was $29.6 million compared to loss of $23.4 million for the nine month period ended November 27, 2010.

For the eight week period ended October 29, 2011 (pre-filing period),  the effective income tax rate was (410.0%) as compared to 12.2% for the thirteen week period ended November 27, 2010. For the thirty-five week period ended October 29, 2011, the effective income tax rate was (156.7%) as compared to 35.6% for the thirty-nine week period ended November 27, 2010.  The change in the rate is primarily the result of the change in the assessment of the realization of the deferred tax assets.

Liquidity and Capital Resources

Until October 29, 2011, the Company purchased first-quality, in-season designer and brand name merchandise from more than 900 vendors at prices we believed to be below those generally available to major department and specialty stores. We are no longer making merchandise purchases from these vendors as a result of our Chapter 11 filing and do not to expect to resume making such purchases in the future. However, until we ceased merchandise purchases, we were highly reliant on the trade credit from factors, vendors and service providers. Decreasing availability of trade credit during the most recent fiscal quarter limited our available liquidity.

Net cash used in operating activities totaled $10.0 million for the eight months ended October 29, 2011 as compared with $24.0 million for the nine months ended November 27, 2010.  The net cash used in operating activities for the eight months ended October 29, 2011 reflects the net loss, and a change in working capital due to lower operating expenses offset by the impact of reduced inventory.

Net cash provided by investing activities was $20.9 million for the eight months ended October 29, 2011 compared to the net cash used of $7.7 million for the nine months ended November 27, 2010, comprised of proceeds from the sale of land, buildings and other assets for four store locations for $22.0 million, partially offset by capital expenditures for property and equipment of $1.2 million.  Capital expenditures for the same period last year for the property and equipment were $14.1 million partially offset by the proceeds from the sale of land, building and other assets of two locations for $6.4 million.

Net cash used in financing activities was $10.9 million for the eight months ended October 29, 2011, as compared to net cash provided by financing activities of $33.4 million for the nine months ended November 27, 2010. The cash used this year was the result of net repayments on our credit facility.

On August 27, 2009, the Company entered into a secured $75 million revolving credit agreement, which  was set to expire on August 27, 2012.  That credit agreement, which was amended as of January 7, 2011, March 8, 2011 and June 16, 2011, was among Syms Corp., as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (the Credit Agreement). The Credit Agreement was paid off and terminated on November 18, 2011.

Availability under the Credit Agreement was based on a borrowing base consisting generally of certain inventory, credit card receivables, mortgaged real estate and cash collateral (the “Borrowing Base”).  In connection with the Credit Agreement, the Company recognized approximately $1.1 million of deferred financing costs, which were being amortized over the term of the agreement.  The Credit Agreement bore interest at various rates depending on availability under a formula set forth in the Credit Agreement.  As of November 18, 2011, the date on which the Credit Agreement was paid off, the interest rate  was Prime +2.50% or LIBOR +3.50%.  In addition, the Borrowers were subject to certain negative covenants customary for credit facilities of this size, type and purpose.  These covenants restricted or limited, among other things, their ability to incur additional indebtedness, grant liens on their assets, dispose of assets, make acquisitions and investments, merge, dissolve or consolidate and pay dividends, redeem equity and make other restricted payments.

SYMS CORP.

The Credit Agreement set forth financial conditions which were required in order for a Borrower (i) to (a) acquire a controlling interest in another entity, all or substantially all of the assets of another entity or a business unit of another entity; (b) enter into a merger or consolidation having the same effect; or (c) acquire additional store locations from another entity; (ii) to purchase, redeem or otherwise acquire equity interests issued by it or (iii) to make a voluntary prepayment, repurchase, redemption or defeasance of indebtedness permitted by the Credit Agreement (other than indebtedness subordinated to the indebtedness under the Credit Agreement).  These conditions required that:

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

 “Average Daily Availability” was computed for each month as follows:  (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) is determined and (c) such sum is divided by the number of days in such month.  The “Loan Cap” for each day was an amount equal to the lesser of $75 million and the Borrowing Base (as described above) for such day, plus, in each case, the outstanding principal amount of the term loan for such day.  Determination of whether the second or third condition described above was satisfied requires the Company to give effect to the contemplated transaction.  Thus, unless and until a specific transaction was proposed, no calculation was required or could be made with respect to these conditions.  No transactions giving rise to this calculation occurred during the fiscal quarter ended November 26, 2011.

In addition, the restriction on indebtedness provided for an availability of up to $5,000,000 at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like.  As of November 26, 2011, the Borrowers have no such indebtedness outstanding.

The Credit Agreement contained a financial covenant which required that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 10% of the Borrowing Base described above (or $7.5 million, whichever is less).  As of October 29, 2011, the Borrowing Base was $48.0 million, which means that the Company was required to maintain unutilized borrowing capacity of not less than $4.8 million.

As of October 29, 2011, $20.3 million was outstanding . The Credit Agreement had sub-limits for letters of credit which when utilized, reduced availability under the Credit Agreement. At October 29, 2011, the Company had outstanding letters of credit of $11.1 million.

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Condensed Financial Statements for a description of the Recent Accounting Pronouncements including the respective dates of adoption and the effects on Results of Operations and Financial Condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

Item 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

SYMS CORP.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended November 26, 2011.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended November 26, 2011 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

b)  Changes in Internal Controls Over Financial Reporting

As a result of the Company’s decision to file Chapter 11 Bankruptcy and liquidate the retail operations, certain operating processes and the related financial reporting controls have changed in nature or have been discontinued. As noted above, the Company’s management believe that the financial reporting controls that remain in place as of November 26, 2011 are effective.

Part II.     Other Information

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings incidental to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. Additionally, as discussed in Part II, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Additional information regarding this filing was reported in the Company’s current reports on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2011 and November 23, 2011, which are hereby incorporated by reference.

Item 1a.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011 (Fiscal 2010), which could materially affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s business, financial condition and/or operating results. In addition to those risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011 (Fiscal 2010), you should consider the following additional risk factors:

We Will Be Subject To The Uncertainties of The Bankruptcy Process

For the duration of the Chapter 11 Proceedings, we will be subject to the risks and uncertainties associated with our being in bankruptcy. These risks include:

●	our ability to obtain approval of the Court with respect to motions filed in the Chapter 11 Proceedings from time to time;
●	our ability to obtain stakeholder and Court approval for, and then to consummate, a Chapter 11 bankruptcy plan

SYMS CORP.

We will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and third parties who have interests in the Chapter 11 Proceedings that may be inconsistent with our restructuring or liquidation and business goals.

These risks and uncertainties could affect our business and operations in various ways. Because of the risks and uncertainties associated with the Chapter 11 Proceedings, we cannot predict or quantify the ultimate impact that events occurring during the liquidation or reorganization process will have on our business, financial condition and results of operations.

As a result of the Chapter 11 Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, and subject to approval of the Court, or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The historical consolidated financial statements do not include any adjustments to the reported amounts of assets or liabilities that might be necessary as a result of confirmation of a plan of reorganization.

We also expect that in the bankruptcy case, various claims may be asserted against us, and we cannot give any assurances that these claims will not have a material adverse effect on our financial condition, results of operations or the market price of our securities.

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

SYMS CORP

Date: January 10, 2012	By:	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: January 10, 2012	By:	/s/ Gary Binkoski
GARY BINKOSKI
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

SYMS CORP.

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