Form 10-K
period 2012-02-25
SYMS CORP
filed 2012-05-25
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8546

SYMS CORP.

(Exact name of registrant as specified in its charter)

NEW JERSEY	No. 22-2465228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

One Syms Way, Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 902-9600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each class	Which Registered

Common Stock, $0.05 Par Value Per Share	OTCQB

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

Yes  ☐             No ☑

As of August 26, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $129,311,296 based on the closing sale price as reported on the NASDAQ Global Select Market.

As of May 25, 2012, 14,448,188 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

SYMS CORP.

Form 10-K Index

SYMS CORP.

PART I

Item 1. BUSINESS

General

As further described below, Syms Corp. (“Syms” or the “Company”) and its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) and are currently operating as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

Overview. Prior to filing for bankruptcy, the Company and its wholly-owned subsidiary, Filene’s Basement, LLC (“Filene’s,” “Filene’s, LLC” or “Filene’s Basement”), collectively owned and operated a chain of 46 “off-price” retail stores under the “Syms” name (which were owned and operated by the Company) and “Filene’s Basement” name (which were owned and operated by Filene’s, LLC). The stores were located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms and Filene’s Basement stores offered a broad range of first quality, in-season merchandise, bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC now known as Filene’s Basement, LLC acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), then a Chapter 11 debtor-in-possession operating a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Bankruptcy Code. As a result, Filene’s, LLC thereafter owned and operated 21 Filene’s Basement stores then located in the Northeastern, Middle Atlantic, Midwest and Southeast regions until Filene’s, LLC itself became a Chapter 11 debtor, along with the Company, and discontinued its retail operations on or about December 31, 2011. In addition, Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment – the “off-price” retail stores segment.

The Company was incorporated in New Jersey in 1983. The Company maintains its headquarters at One Syms Way, Secaucus, New Jersey 07094. The Company’s headquarters may be reached by telephone at (201) 902-9600. Unless otherwise noted, and notwithstanding (i) that Syms owned and operated Syms and co-branded Syms/Filene’s Basement stores and (ii) that Filene’s, LLC is a separate legal entity and owned and operated Filene’s Basement stores, references to the “Company”, “we” or “our” relate to Syms, including its wholly-owned subsidiary Filene’s, LLC. Our fiscal year ends on the Saturday closest to the last day of February each year. Fiscal 2011 ended on February 25, 2012, fiscal 2010 ended on February 26, 2011, and fiscal 2009 ended on February 27, 2010.

The discussion below is herein presented on a consolidated basis and includes information regarding the Company and its wholly-owned subsidiary Filene’s, LLC.

Chapter 11 Cases. The Company and its subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and are currently operating as “debtors-in-possession”. The following discussion provides general background information regarding our Chapter 11 cases as relevant to the consolidated financial statements of the Company and its subsidiaries and is not intended to be an exhaustive summary.

Additional information on the Company’s filing under the Bankruptcy Code, including access to Court documents and other general information about the Chapter 11 cases, is available online at www.kccllc.net/filenes. Financial information available on that website generally is prepared according to requirements of federal bankruptcy law. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited, and prepared in a format different from that used in the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and filed under the U.S. securities laws. Moreover, the materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities or for comparison with other financial information filed with the U.S. Securities and Exchange Commission (“SEC”).

SYMS CORP.

Commencement of Cases

On November 2, 2011 (the “Petition Date”), Syms and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Chapter 11 Filings”). The Court is jointly administering these cases as “In re Filene’s Basement, L.L.C., et al, Case No. 11-13511 (KJC).”

Court Orders

On the Petition Date, the Debtors filed various motions with the Bankruptcy Court requesting permission to continue operating various aspects of their business as the Debtors wound down their retail operations. The Debtors were granted authority to continue honoring their obligations to their employees and customers; to continue paying their tax obligations in the ordinary course; and to continue operating their existing cash management system in the ordinary course.

The Office of the United States Trustee thereafter appointed two statutory committees in these Chapter 11 cases (together, the "Committees"): an Official Committee of Unsecured Creditors (the "Creditors Committee"), charged with a fiduciary duty to represent the interests of the Debtors' unsecured creditors, and an Official Committee of Syms' Equity Security Holders (the "Equity Committee"), charged with a fiduciary duty to represent the interests of Syms' shareholders. The members of the Creditors' Committee are (i) PVH Corp., (ii) Rabina Properties, LLC, (iii) Rosenthal & Rosenthal, Inc. and (iv) Vornado Realty Trust; the members of the Equity Committee are (i) DS Fund I, LLC, (ii) Esopus Creek Value Series Fund LP – Series "L", (iii) Franklin Value Investors Trust, Franklin Balance Sheet Investment Fund, (iv) Kahn Brothers Group, Inc., and (v) Marcato Capital Management, LLC.

Activity During the Chapter 11 Cases

Store Closing Sales. Immediately upon filing their Chapter 11 petitions, the Debtors sought Bankruptcy Court approval to conduct going-out-of-business sales with the assistance of a liquidation agent. On November 16, 2011, the Bankruptcy Court entered an order that authorized the Debtors to enter into an agency agreement with a joint venture between Gordon Brothers Retail Partners, LLC and Hilco Merchant Resources, LLC as liquidation agent to commence the store closing sales at the Debtors' then remaining forty-one store locations. The Bankruptcy Court further authorized the Debtors to assume an agency agreement that they had entered into prior to filing the Chapter 11 cases with respect to five Filene's retail locations and to continue store closing sales that had been commenced at those locations.

The commencement of these Chapter 11 cases and the store closing sales were timed to coincide with the holiday shopping season so that the Debtors could have the benefit of, among other things, the "Black Friday" shopping weekend after the Thanksgiving holiday. The Debtors sold virtually all their inventory and much of their furniture, fixtures and equipment during the store closing process. The sales concluded across their various locations in the last days of December 2011. On or about December 31, 2011, the Debtors had ceased retail operations at all of their stores and vacated all their leased retail store and distribution center locations.

Real Estate Matters. As of the Petition Date, the Debtors were lessees under thirty-five commercial real estate leases. The Debtors, with the assistance of the Committees, developed a process for marketing those leases in an effort to sell them or to terminate one or more of them with the agreement of their landlords in order to minimize costs and claims under such leases. On December 16, 2011, the Bankruptcy Court entered an order that approved the Debtors' proposed procedures for the disposition of their leases. Hilco Real Estate, LLC ("Hilco Real Estate") was retained to assist the Debtors, and conducted an extensive lease marketing process.

The marketing process resulted in the sale of the Debtors' interest in, or consensual termination of, certain of the Debtors' leases. The Debtors rejected several other leases effective as of December 31, 2011. Under the Bankruptcy Code, when a debtor rejects a real estate lease, the rejection is considered a breach that gives rise to a claim for breach by the landlord against the debtor. However, the Bankruptcy Code imposes certain caps on the maximum amount of breach claims that a landlord may assert.

SYMS CORP.

Treatment of Prepetition Claims. Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other prepetition contractual obligations of the Debtors generally may not be enforced.

The stay of proceedings provisions of section 362 of the Bankruptcy Code also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value.

Contract Rejection and Assumption Process. Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions. Rejection constitutes a court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. In this regard, the Company expects that additional liabilities subject to compromise and resolution in the Chapter 11 cases may arise as a result of damage claims created by the Debtors’ rejection of executory contracts. Conversely, the Company would expect that the assumption of certain executory contracts may convert existing liabilities shown as subject to compromise to liabilities not subject to compromise in future financial statements. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty at this time.

Case Resolution

Exclusivity. Under the Bankruptcy Code, the Debtors have the exclusive right for 120 days from the date of the filing to file a plan of reorganization and 60 additional days to obtain necessary acceptances. As of May 15, 2012, the Debtors have filed motions to extend such exclusive periods and the Equity Committee has filed a motion to terminate same. The Bankruptcy Court may render a decision on such motions at any time.

Proofs of Claim. On January 18, 2012, the Bankruptcy Court entered an order establishing March 1, 2012 as the bar date for creditors to file their claims with the Bankruptcy Court. Shortly thereafter, the Debtors commenced notification, including publication, to all reasonably ascertainable actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court. The Debtors are in the process of reviewing and reconciling claims, and anticipate filing objections to numerous claims over the course of the next several months. Any differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities and claims filed by creditors will be investigated and, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims.

Chapter 11 Plan. After a Chapter 11 plan of reorganization or liquidation has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization or liquidation must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. Under certain circumstances, the Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

As a result of the Chapter 11 Filings, realization of assets and liquidation of liabilities are subject to uncertainty. Further, a plan of reorganization or liquidation could or will materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization or liquidation. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a Chapter 11 plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.

SYMS CORP.

A plan of reorganization or liquidation could result in holders of Syms’ stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan can be confirmed notwithstanding its rejection by Syms’ equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Syms considers the value of its common stock to be highly speculative and strongly cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities, or any claims relating to prepetition liabilities.

Costs. We have incurred, and will continue to incur, significant costs associated with the reorganization for professional fees for advisors to the Debtors, and to other stakeholders in the Chapter 11 cases.

Merchandise

For the eight months ended October 29, 2011 net sales were generated by the following categories:

Women’s dresses, suits, separates and accessories	47%
Men’s tailored clothes and haberdashery	37%
Children’s apparel	5%
Luggage, domestics and fragrances	5%
Shoes	6%
Total	100%

Most of the items sold by the Company consisted of nationally recognized designer and brand-name merchandise. Merchandise was generally displayed by department, class and size on conveniently arranged racks, fixtures, tables or counters. No emphasis was placed on any particular “label” or brand. Most Syms branded stores offered minor alterations for an additional charge.

Purchasing

The Company purchased first quality, in-season, brand-name merchandise directly from manufacturers on terms it believed were more favorable than those generally obtained by department and specialty stores. We estimated that approximately 900 designer and brand-name manufacturers of merchandise were represented in our stores. The Company generally does not maintain large out-of-season inventories. However, we occasionally purchased certain basic clothing which does not change in style from year to year at attractive prices for storage until the following season. Purchasing was performed by a buying staff in conjunction with Merchandise Managers.

Co-Branding

The Company converted four former Syms stores (Norwood, MA, Berlin, CT, Elmsford, NY and Westbury, NY) to co-branded stores in fiscal 2010. In fiscal 2009, the Company converted one former Syms store (Fairfield, CT) to a co-branded store. These stores carried the names of both Syms and Filene’s Basement and combined the strengths of both brands with an expanded selection of women’s merchandise in the former Syms stores.

Distribution

As of January 2011 the Company operated a 457,000 square foot leased distribution facility situated on 32.8 acres in Auburn, Massachusetts. In addition, the Company owns a facility in Secaucus, New Jersey. This facility contains approximately 276,000 square feet of warehouse and distribution space, 36,000 square feet of office space and 29,000 square feet of store space. The facility is located on an 18.6 acre parcel of land for which the Company holds a ground lease for a remaining term of approximately 265 years.

Since the acquisition of assets from Filene’s Basement, Inc. in June 2009, the Company had continued to assess the most effective manner in which to integrate the operations of Filene’s and Syms to maximize the synergies of the two businesses. This plan included the consolidation of distribution center functions. The consolidation of distribution center functions involved a shift of most merchandise processing to the Company’s Massachusetts distribution center.

The New Jersey distribution center served to replenish the high volume New York City stores, process Bridal and Vault (fashion/designer apparel) and housed the adjoining retail store and corporate offices. Most of the merchandise was processed and distributed from the Massachusetts distribution facility where it was received from manufacturers, inspected, ticketed and allocated to particular stores.

SYMS CORP.

Marketing

The Company’s stores offered everyday low pricing in key fashion categories along with home goods and accessories. Syms stores had as their tagline “An Educated Consumer is Our Best Customer”™, one of the best known and longest lasting taglines in retail. The Company believed that the Syms store customers were very loyal and appreciated and understood great brands at great prices. Filene’s Basement’s tagline, “Where Bargains Were Born”™, illustrated its long standing position as the original off-price retailer. The Company believed that the Filene’s Basement customer had a high fashion IQ and recognized the value in what was being offered. They had continued to enhance the “Running of the Brides” events, a bridal gown event that was unique to Filene’s Basement and garnered a great deal of media attention.

Historically, the Company advertised principally on radio. The Company also utilized print and billboard ads, as well as direct mail and electronic media including e-mail communication to registered customers. In addition, the Company utilized social media to enable it to communicate directly with its customer base.

The Company’s policy was to affix a price ticket on most items displaying its selling price as well as the price the Company regarded as the traditional full retail price of that item at department or specialty stores. All garments were sold with the brand-name as affixed by the manufacturer. The Company utilized vendor names and “our price, their price” on its in-store signage.

The Company historically had excellent, longstanding relationships with its suppliers. This made the Company a preferred choice for vendors with designer and famous brand overruns, department store cancellations and unmet volume objectives. These vendors understood that goods would be sold in an environment that supported the stature of their brands. The buyers were encouraged to purchase merchandise of the quality and names that the customers desired.

Trademarks

Various trademarks including: “Syms”®, “An Educated Consumer is Our Best Customer”®, “Names You Must Know”®, “The More You Know About Clothing, the Better it is for Syms”®, “Rediscover Syms. Off price - On style”®, “Running of the Brides” ®, “Where Bargains Were Born” ® and “I just got a bargain” ® have been registered with the United States Patent and Trademark Office. The Company’s registered trademarks are currently in the process of being liquidated pursuant to an auction process conducted by the Company’s advisors.

Competition

The retail apparel business is highly competitive, and the Company accounted for only a small fraction of the total market for men’s, women’s and children’s apparel. The Company’s stores competed with discount stores, specialty apparel stores, department stores, manufacturer-owned factory outlet stores and others. Many of the stores with which the Company competed are units of large national or regional chains that have substantially greater resources than the Company.

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

Operations and Control Systems

In fiscal 2011, the Company continued the integration and upgrading of the Syms and Filene’s Basement management information systems. Product was tracked in approximately 450 different categories from its purchase to its ultimate sale in the Company’s stores. Prior to the Company’s liquidation all information regarding the product was transmitted daily to the Company’s centralized databases. The Company’s executives received detailed reports regarding sales and inventory at both the unit and retail dollar level on a store-by-store basis daily. In addition, reports monitoring critical business processes were made available daily.

SYMS CORP.

In 2010, the Company completed deploying its Point of Sale system in all the Company’s stores, providing the flexibility needed to better service its customers and enhance their in-store experience. In 2011, the Company upgraded its Allocation system in order to improve its ability to get the right product into the right store at the right time.

Management of the Company visited stores on a regular basis to evaluate store performance. During these visits, merchandise needs, visual displays, staffing and employee issues, statistical store performance, and loss prevention issues were reviewed. Stores had some combination of on-premises loss prevention or security personnel and various theft deterrent and prevention systems during normal hours and monitored security systems after hours.

Employees

As of February 25, 2012, the Company had approximately 26 employees primarily staffed in an accounting and information technology capacity. Prior to the Company’s Chapter 11 filing, the Company had approximately 2,500 employees, of which approximately 1,400 worked on a part time basis. Each store employed approximately 30 to 160 associates, consisting mostly of sales personnel. Syms has collective bargaining agreements with Local 1102 and Local 108, both of the Retail Wholesale Department Store Workers Union (RWDSU). These contracts were renegotiated in 2010 and have expiration dates of October 31, 2013 and November 1, 2013, respectively. Syms also has a collective bargaining agreement with Local 400 of the United Food and Commercial Workers Union. This agreement was also renegotiated in 2010 and expired on April 30, 2012. Combined, these three local unions represented approximately 850 hourly employees at the Syms store locations. In 2010, the majority of Filene’s Basement store employees voted to be represented by RWDSU Local 1102. A new agreement was negotiated which covered approximately 1,100 Filene’s Basement store employees and expires on June 21, 2012.

Available Information

The Company makes available on its website at www.syms.com under “Investor Information” - “Press Releases and Financial Reports,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. On the website, the Company also offers a link to all of the Company’s SEC filings and to all beneficial ownership reports filed by the Company’s directors and executive officers, via the SEC’s EDGAR filing system.

Item 1A.	RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks materialize, the financial condition and cash flows could be materially adversely affected.

Risk Related to the Chapter 11 Proceedings

The Company Will Be Subject To The Uncertainties Of The Bankruptcy Process

For the duration of the Chapter 11 Proceedings, the Company will be subject to the risks and uncertainties associated with our being in bankruptcy. These risks include:

•	Syms’ ability to obtain approval of the Court with respect to motions filed in the Chapter 11 Proceedings from time to time;
•	Syms’ ability to obtain stakeholder and Court approval for, and then to consummate, a Chapter 11 bankruptcy plan.

Syms will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and third parties who have interests in the Chapter 11 Proceedings that may be inconsistent with Syms’ restructuring or liquidation and business goals.

These risks and uncertainties could affect the Company’s business and operations in various ways. Because of the risks and uncertainties associated with the Chapter 11 Proceedings, Syms cannot predict or quantify the ultimate impact that events occurring during the liquidation or reorganization process will have on its business, financial condition and results of operations.

SYMS CORP.

Among other bankruptcy risks are costs and expenses of the Chapter 11 process that may exceed the Company’s projections and diminish recoveries for creditors and shareholders; the costs and uncertainties of litigation associated with disputed claims and other bankruptcy issues; and the possibility that creditor claims against Filene’s, LLC might be determined to be, or otherwise might be treated as, liabilities of Syms and thereby reduce value available to Syms shareholders.

As a result of the Chapter 11 Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, and subject to approval of the Court, or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The historical consolidated financial statements do not include any adjustments to the reported amounts of assets or liabilities that might be necessary as a result of confirmation of a plan of reorganization.

The Company also expects that in the bankruptcy case, various claims may be asserted against it, and it cannot give any assurances that these claims will not have a material adverse effect on its financial condition, results of operations or the market price of its securities.

Risks related to Current Operations

Capital market, regional and general economic conditions, especially in the retail sector, could adversely affect the value of the Company’s real estate portfolio and its results of operations and, consequently, its ability to service current debt and to pay dividends to stockholders.

The value of the real estate owned by Syms may be affected by volatility and illiquidity in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. For instance, as a result of the economic downturn and global recession that began in the second half of 2007, demand for retail space such as that owned by Syms declined nationwide due to industry slowdowns, bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities lessened compared to the period prior to the current economic downturn. A return to the strong real estate conditions that prevailed in the first half of 2007 is not expected in the near term, and demand for retail space such as the real estate owned by Syms may continue to be flat or decline further. Given the current economic conditions, it may be difficult to lease space, collect rent, and attract new tenants for the real estate owned by Syms, and it may become more difficult to market and sell any particular parcel of the real estate owned by Syms. Further, the cost and availability of credit may be adversely affected by, illiquid credit markets and wider credit spreads, which may adversely affect the liquidity and financial condition of Syms tenants.

The real estate owned by Syms is located predominately in the New York City metropolitan area, as well as in markets in the Southeastern section of the United States. A downturn in the economies of any these local markets could reduce demand for retail space even in the event of a general market upswing. Because the Syms portfolio consists primarily of retail space (as compared to a more diversified real estate portfolio), a decrease in demand for retail space in turn could adversely affect the value of the real estate owned by Syms.

It may be difficult to sell real estate quickly, and transfer restrictions apply to some of the Company’s properties.

Real estate investments are relatively illiquid, and as a result, Syms' ability to sell one or more parcels of its real estate may be limited. There can be no assurance that Syms will be able to dispose of any particular parcel of its real estate within a stated time period or for a stated price. In addition, significant carrying costs are associated with each parcel of real property, such as insurance, real estate taxes and maintenance costs.

The Company may be unable to renew leases or relet space as leases expire.

The value of the real estate owned by Syms will depend in part on whether the properties are leased up with long term credit worthy tenants. Therefore, if current tenants decide not to renew their leases when such leases expire, Syms may have difficulty finding replacement tenants for those leases. Moreover, even if existing tenants do renew their leases or Syms can relet the space, it may not be able to retain favorable economic terms because of, among other factors, the cost of required renovations for any particular property. If Syms is unable to promptly renew the leases or relet the space at similar rates, the value of the affected real property could be adversely affected.

SYMS CORP.

The Company depends on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.

The value of the real estate owned by Syms will depend in part on tenants' ability to remain current on their rent. If a significant number of tenants cannot pay their rent or if Syms is not able to maintain occupancy levels on favorable terms the sale value of the affected property may decline. In addition, if a tenant does not pay its rent, Syms may incur costs to enforce its rights as landlord. During economic downturns in the economy, there may be an increase in the number of tenants that cannot pay their rent and a corresponding increase in vacancy rates.

Real estate is a competitive business.

The real estate owned by Syms is located in various locations across the United States, some of which are highly competitive environments. In operating its properties, Syms will compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments. Principal competitive factors include rents charged, attractiveness of location, the quality of the property and the breadth and quality of services provided.

The value of the real estate owned by Syms depends upon, among other factors, trends in the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population trends.

The Company may suffer adverse consequences if its revenues decline, since its operating costs do not necessarily decline in proportion to its revenue.

Pending disposition of the real estate owned by Syms, Syms will earn a substantial majority of its income from renting its properties. Its operating costs, however, do not fluctuate in relation to changes in rental revenue. As a result, costs will not necessarily decline even if revenues do. Similarly, operating costs could increase while revenues stay flat or decline. In either such event, Syms may be forced to borrow to cover costs, it may incur losses or it may not have cash available for distributions to creditors or shareholders.

The Company relies on a small number of properties for a significant portion of its revenue.

The Company currently owns 18 properties, and its revenue and cash available for distribution to creditors and dividends to shareholders would be materially adversely affected if any of its properties were materially damaged or destroyed. Additionally, revenue and cash available for distribution could be materially adversely affected if tenants at these properties fail to make timely rental payments due to adverse financial conditions or otherwise default under their leases or file for bankruptcy.

The Company may be required to incur costs in order to comply with various environmental laws.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopment projects that a potential purchaser would want to undertake with respect to any particular parcel of real estate owned by Syms. Such laws, ordinances and regulations also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and management of certain properties, Syms could be held liable for the costs of remedial action with respect to these regulated substances or related claims.

SYMS CORP.

The Company is subject to risks associated with natural or other disasters.

A number of the parcels comprising the real estate owned by Syms are located in areas which could be subject to natural or other disasters, including hurricanes, severe tropical storms and tornados.

The Company is subject to potential uninsured losses and/or claims.

Syms carries comprehensive liability, fire, flood, earthquake, extended coverage and rental loss insurance on all properties, which it believes will be adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, which may not be covered by insurance. If an uninsured loss or a loss in excess of insured limits occurs, such loss could have a negative impact on Syms and/or the anticipated future revenue from any particular parcel of real estate owned by Syms.

Possible terrorist activity or other acts of violence could adversely affect the Company’s financial condition and results of operations.

Future terrorist attacks in the United States or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by Syms tenants and the value of its properties. Such a resulting decrease in retail demand could make it difficult for Syms to renew, re-lease or sell Syms properties.

Terrorist activities or violence also could directly affect the value of the Company’s properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase Syms' operating expenses and adversely affect its financial condition and results of operations. To the extent that Syms' tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate and decrease or delay the occupancy of Syms' new or redeveloped properties.

Inflation or deflation may adversely affect the Company’s financial condition and results of operations.

Increased inflation could have a pronounced negative impact on Syms' general and administrative expenses, as these costs could increase at a rate higher than Syms' rents. Conversely, deflation could lead to downward pressure on rents and other sources of income.

The Company may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Syms' properties may be subject to risks relating to current or future laws, including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future. Noncompliance with these laws could result in fines being levied against Syms. The occurrence of any of these events could have an adverse impact on our cash flows and ability to make timely distributions.

Under the Americans with Disabilities Act, (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to Syms' properties, or restrict Syms ability to renovate its properties. If one or more of Syms' properties is not in compliance with the ADA or other legislation, then Syms may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws.

Syms cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If Syms incurs substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to make distributions could be adversely affected.

SYMS CORP.

Changes in governmental regulation could adversely affect the Company’s operations.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

At February 25, 2012, the Company has only owned locations. The following table is a listing of these locations and respective square footage:

		Total
		Square
Location	Notes	Feet

Fairfield, CT	(1)	43,000
Ft. Lauderdale, FL		55,000
Miami, FL		53,000
West Palm Beach, FL		112,000
Marietta, GA		77,000
Norcross, GA		69,000
Addison, IL		68,000
Southfield, MI		60,000
Cherry Hill, NJ		150,000
Paramus, NJ		77,000
Secaucus, NJ	(2)	340,000
Elmsford, NY	(3)	59,000
New York, NY		57,000
Westbury, NY		92,000
Williamsville, NY		102,000
Berwyn, PA		69,000
Houston, TX		42,000

		1,525,000

(1)	Ground lease dated June 2, 2003 expiring November 3, 2036.
(2)	Ground lease dated June 1, 1977 expiring May 31, 2276.
(3)	Ground lease dated January 1, 1969 and January 1, 1970 expiring May 31, 2068 and December 31, 2068, respectively.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. Additionally, as discussed in Part I, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Additional information regarding this filing was reported in the Company’s current reports on Form 8-K, filed with the SEC on November 2, 2011 and November 23, 2011, which are hereby incorporated by reference.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

SYMS CORP.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 4, 2011, the Company received notice from the NASDAQ Listing Qualifications Staff stating that the Staff has determined that the Company’s securities would be delisted from the NASDAQ Stock Market LLC (the “NASDAQ”).

The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110 (b) and IM-5101-1 following the Company’s announcement on November 2, 2011 that it and each of its subsidiaries filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Syms stock was delisted by NASDAQ prior to the market opening on November 15, 2011. NASDAQ filed Form 25-NSE with the SEC removing the Company’s securities from listing and registration on the NASDAQ. Effective November 15, 2011, the Company’s stock began trading on the OTCQB marketplace (the “Pink Sheets”), trading symbol SYMSQ.PK. Prior to November 15, 2011, stock traded on NASDAQ, under the symbol SYMS. Operated by OTC Markets Group Inc., the OTCQB is a market tier for OTC traded companies that are registered and reporting with the SEC.

Trading in stock or options of the Company is restricted by order of the United States Bankruptcy Court for the District of Delaware.

The following table summarizes the quarterly high and low bid quotations prices per share of the Common Stock as reported on the Pink Sheets since November 15, 2011 and by the high and low sales prices on NASDAQ prior to the date trading was suspended by NASDAQ. The Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year ended February 25, 2012		Year ended February 26, 2011
	High	Low	High	Low
First Quarter	$10.20	$6.45	$10.68	$6.80
Second Quarter	12.99	8.40	7.84	7.00
Third Quarter	10.45	5.64	8.49	6.91
Fourth Quarter	12.80	8.10	7.31	6.11

Holders

As of May 10, 2012, there were approximately 304 record holders of the Common Stock, par value $0.05 per share (the “Common Stock”).

Dividends

No dividends were paid in fiscal 2011 or fiscal 2010. Payment of dividends is within the discretion of the Company’s Board of Directors (the “Board”), whose decisions regarding payment of dividends depend upon various factors including the earnings, capital requirements and financial condition of the Company (see Note 5 to the Consolidated Financial Statements regarding covenants in the Company’s bank credit facility).

Performance Graph

Below is a graph comparing the cumulative total shareholders’ return on the Common Stock for the last five fiscal years (beginning March 3, 2007 and ending February 25, 2012, the last trading day for fiscal 2011) with the cumulative total return of the Wilshire 5000 Index and the S&P Retail Composite Index over the same period (assuming (i) the investment of $100 on March 3, 2007 in the Common Stock and in each of these two Indexes, (ii) reinvestment of all dividends and (iii) no payment of brokerage or other commissions or fees). Please note that small volume changes may result in large fluctuations as there are approximately 14.5 million shares outstanding.

SYMS CORP.

Item 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from the Company’s audited financial statements for the eight months ended October 29, 2011, and the fiscal years ended February 26, 2011, February 27, 2010, February 28, 2009 and March 1, 2008. The selected financial data presented below should be read in conjunction with such financial statements and notes thereto.

	Eight Months Ended October 29, 2011 (1)	Fiscal Year Ended February 26, 2011	Fiscal Year Ended February 27, 2010 (2)	Fiscal Year Ended February 28 2009	Fiscal Year Ended March 1, 2008
	(in thousands, except per share amounts)

Statement of Operations data:
Net sales	$258,214	$445,133	$377,309	$242,000	$267,149
Net (loss) income from operations (3)	(28,561)	(50,380)	(4,842)	(3,993)	2,225
Net (loss) income	(76,027)	(32,857)	8,308	(3,423)	807
Net (loss) income per share – basic	$(5.26)	(2.27)	0.57	(0.23)	0.06
Dividends paid	-	-	-	-	8,820
Net (loss) income per share – diluted	$(5.26)	(2.27)	0.57	(0.23)	0.05
Balance Sheet data:
Working capital	Not Applicable	$31,563	$52,798	$43,215	$57,090
Total assets	Not Applicable	270,774	269,079	215,123	229,629
Long-term liabilities	Not Applicable	41,421	11,418	840	1,178
Shareholders’ equity	Not Applicable	160,979	195,032	186,043	192,135

(1)          Reflects eight months of activity through October 29, 2011, the end of the fiscal month closest to the date on which the Company filed voluntary petitions for reorganization under Chapter 11 and subsequent to which has been reporting under the liquidation basis of accounting. Amounts are not comparable to prior fiscal years.

(2)          Reflects the acquisition by Filene’s, LLC on June 18, 2009 of certain real property leases, inventory, equipment and other assets of Filene’s Basement, Inc. pursuant to an auction conducted in accordance with § 363 of the Bankruptcy Code. The acquisition has been accounted for as a purchase. See Note 7 to Consolidated Financial Statements.

SYMS CORP.

(3)          Fiscal 2009 (the year ended February 27, 2010) includes a gain of $24.8 million from the receipt of insurance proceeds from officers’ life insurance policies on the life of the Company’s founder who died on November 17, 2009 and a bargain purchase gain of $9.7 million attributable to the acquisition of assets from Filene’s, Inc.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Annual Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, possible disruptions in the Company’s information or communication systems, possible work stoppages or increases in labor costs, higher than anticipated costs, higher interest rates, unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the SEC.

On November 2, 2011, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court (“Court”) for the District of Delaware.

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

In response to the Chapter 11 filing the Company implemented the liquidation basis of accounting effective on October 30, 2011, which was the beginning of the fiscal month closest to the petition date. Net operating results from October 30, 2011 to November 1, 2011 were not material. The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Accordingly the Company implemented the liquidation basis of accounting on October 30, 2011. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

The consolidated financial statements for the period ended February 26, 2011 and February 27, 2010 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of February 26, 2011 and February 27, 2010.

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

SYMS CORP.

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

The Company evaluates long-lived assets for impairment at all of our retail locations on at least an annual basis at the end of each fiscal year, after the holiday selling season, when the Company has the most visibility into the operations of the individual store. The Company will also test an asset group for impairment during the year if any impairment indicators are identified that could result in a potential impairment.

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

SYMS CORP.

Based on management’s assessment, it is more likely than not that, for federal and state purposes, deferred tax assets will not be realized by future taxable income or tax planning strategies. A net valuation allowance of approximately $46,518,000 was recorded during the eight-month period ended October 29, 2011. Further valuation allowance of approximately $38,599,000 was recorded in the subsequent period from October 30, 2011 through February 25, 2012.

Results of Operations

The following discussion compares the eight months ended October 29, 2011 and the twelve months ended February 26, 2011 and February 27, 2010. Both February 26, 2011 and February 27, 2010 were comprised of 52 weeks.

Comparison of the Eight Months Ended October 29, 2011 (Fiscal 2011) Compared to Twelve Months Ended February 26, 2011 (Fiscal 2010)

The Company adopted the liquidation basis of accounting effective October 30, 2011 and accordingly reported no revenue from the sale of merchandise, no cost of goods sold and no operating expenses thereafter.  As a result the amounts reported for fiscal 2011 and fiscal 2010 are not comparable.

Sales for the eight months ended October 29, 2011 were $258.2 million versus $445.1 million for the twelve-month period ended February 26, 2011. Sales volume for the eight months ended October 29, 2012, was impacted by the fact that Gordon Brothers undertook the liquidation of five stores (Rockville Pike, MD; Watertown, MA; Peabody, MA; Braintree, MA and Saugus, MA) for approximately 18 days during the period.

By merchandise category, our Women’s business grew to 47% of total Company net sales from 46% in the prior year and Shoes business grew to 6% from 5% last year. Shoes increased partially due to the introduction of DSW into seven Syms locations during the third quarter of fiscal 2011. These increases came at the expense of Men’s business which decreased to 37% of total Company net sales from 38% last year, and Domestics business which declined slightly to 5% from 6% last year. Children’s apparel did not change, remaining at 5% of total company net sales.

Gross profit was $100.2 million, or 38.8% of net sales, for the eight months ended October 29, 2011 compared with $173.8 million, or 39.0% of sales, for the twelve months ended February 26, 2011. This decrease as a percent of net sales was due primarily to lower inventory levels compared to the prior year, higher levels of markdowns in the current year, increased advertising and promotions to generate sales as well as the impact of the five store liquidation run by Gordon Brothers that started mid October 2011.

The Company’s gross profit excludes the cost of its distribution network. For the eight months ended October 29, 2011 and the twelve months ended February 26, 2011, the amounts incurred for our distribution network that were classified in selling, general and administrative expenses and occupancy costs were $9.5 million and $19.0 million, respectively.

Selling, general and administrative expense (“SG&A”) for the eight-month period ended October 29, 2011 were $76.1 million, or 29.5% of net sales, compared to $124.4 million, or 27.9% of net sales, for the twelve month period ended February 26, 2011.

Advertising expense for the eight-month period ended October 29, 2011 was $2.5 million as compared to $7.0 million for the twelve month period ended February 26, 2011. During the course of fiscal year 2011, the Company refocused the level and timing of its advertising expenditures and campaigns by decreasing spending on radio, print and outdoor signage. The use of social media and enhanced messaging to customers through email blasts and the Company websites enabled the Company to actively market in a targeted manner while reducing advertising expenses throughout the year.

Occupancy costs (net) for the eight months ended October 29, 2011 was $43.1 million compared to $64.2 million for the twelve months ended February 26, 2011. Included as a reduction of net occupancy cost is rental income from third parties on real estate holdings incidental to the Company’s retail operations. For the eight months ended October 29, 2011 and the twelve months ended February 26, 2011, the rental income was $1.4 million and $2.3 million, respectively.

Depreciation and amortization expense was $9.8 million and $14.6 million for the eight months ended October 29, 2011 and for the twelve months ended February 26, 2011, respectively.

SYMS CORP.

Gain on disposition of assets for the eight months ended October 29, 2011 was $7.6 million due primarily to the gain on the sale and leaseback of the Tampa, FL location, the sale of the store located in Rockville, MD, the proceeds of a partial condemnation of the property adjacent to the Marietta, GA store, offset by the loss from the sale of the North Randall, OH location. Loss on disposition of assets for fiscal 2010 was $0.5 million, which was the net result of closing four stores, selling three stores and downsizing one store.

The Company recorded no asset impairment charge during the eight months ended October 29, 2011. Asset impairment charges for fiscal 2010 were $4.3 million or 1.0% of net sales. During fiscal 2010, the Company determined that six stores’ long-lived assets had been impaired. In addition, the Company shifted most of its merchandise processing from its New Jersey distribution center to its Massachusetts distribution center, in order to reduce distribution costs. This shift resulted in a partial impairment of the New Jersey facility. In conjunction with this move, an office in Massachusetts was closed giving rise to a further impairment charge.

Other expenses for the eight months ended October 29, 2011 was $4.8 million, of which $1.5 million were estimated costs associated with the retro-fit of the Park Avenue, NY store, the settlement of the Fulton, NY store lease obligation of $1.1 million and the settlement of the Fifth Avenue, NY store lease obligation of $2.6 million. The Fifth Avenue, NY Store obligation of $2.6 million was subsequently reimbursed to the Company and was later adjusted as part of the liquidation leases adjustment.

The Company recorded no restructuring charges during the eight months ended October 29, 2011. During fiscal 2010, the Company recorded $9.3 million of restructuring charges. The Company opened one store and closed four stores during fiscal 2010. The Company was required to continue to make lease payments on two of these closed stores, one through May 2012 and the other through September 2017. The Company had recorded the present value of these payments as a restructuring charge, totaling approximately $7.2 million. In addition, as part of the integration of the Syms and Filene’s operations, a total of $2.1 million of information technology related professional fees, legal fees and severance costs associated with staffing level reductions, which were incurred and were recorded as restructuring charges in fiscal 2010.

Interest expense for the eight months ended October 29, 2011 and the twelve months ended February 26, 2011 was $1.1 million and $1.4 million, respectively. These expenses were the result of borrowings on the Company’s revolving credit facility during these periods.

As a result of the above-noted items, the loss before income taxes for the eight month period ended October 29, 2011 was $29.6 million compared with $51.7 million for the twelve-month period ended February 26, 2011.

For the eight-month period ended October 29, 2011 (pre-filing period), the Company wrote off its short-term and long-term deferred tax assets of approximately $46.3 million as a result of management making the determination that the recovery of the assets was not likely. The effective income tax rate for the eight-month period ended October 29, 2011 was (156.7%). For fiscal 2010, the effective income tax rate was 36.5%. In fiscal 2010, the difference between the effective income tax rate and the federal statutory rate resulted primarily from state income taxes, adjustments related to prior year income taxes, and to a lesser extent permanent differences in the deductibility of expenses for book and tax.

Fiscal Year Ended February 26, 2011 (Fiscal 2010) Compared to Fiscal Year Ended February 27, 2010 (Fiscal 2009)

Net sales increased by $67.8 million or 18% to $445.1 million during fiscal 2010 from $377.3 million in fiscal 2009. This increase was primarily the result of having a full twelve months of sales in fiscal 2010 from the Filene’s stores which were acquired in fiscal 2009. Net sales in fiscal 2009 included sales from Filene’s from June 19, 2009 (the Company’s first day of operating ownership of Filene’s). Comparable store sales, including Filene’s sales for comparable periods, were flat in fiscal 2010. Comparable store sales in the prior year, excluding Filene’s sales, decreased 15%. The Company’s comparable store sales computation only includes stores that have been owned and operated by the Company for a period of at least twelve full fiscal months. In addition, the Company opened one store during fiscal 2010 which contributed $1.9 million of the sales increase. Partially offsetting the above sales increases was the loss of $24.7 million of sales in fiscal 2010 resulting from the closing of four stores during fiscal 2010 and five stores during fiscal 2009.

By merchandise category, our Women’s business grew to 46% of total company net sales from 44% in the prior year, Domestics grew to 6% from 5% last year and Shoes grew to 5% from 4% in fiscal 2009. This was primarily the result of having a full twelve months of sales in fiscal 2010 from the Filene’s stores which were acquired in fiscal 2009. These increases came at the expense of Men’s which decreased 4%, from 42% of total Company net sales in fiscal 2009 to 38% this year. Children’s apparel did not change, remaining at 5% of total company net sales.

Comparable store sales for the stores in the New York metropolitan area were negative low single digits. Offsetting this were the stores in the South that had flat comparable store sales and stores in other areas of the country that had comparable store sales increase in the low single digits.

SYMS CORP.

Gross profit increased by $28.7 million to $173.8 million during fiscal 2010 from $145.1 million during fiscal 2009. This increase was primarily the result of having a full 12 months of sales in fiscal 2010 from the Filene’s stores which were acquired in fiscal 2009. Gross profit as a percent of net sales increased 50 basis points to 39.0% during fiscal 2010 from 38.5% during the comparable prior year period. This increase was primarily due to the Company taking fewer markdowns this year as a result of it being less promotional. Partially offsetting the lower markdowns, the Company increased its reserve for inventory obsolescence by $6.2 million, as it determined that it had not adequately cleared out old season merchandise as of year-end. In addition, the Company’s leased department income increased during fiscal 2010. Partially offsetting these increases was a lower markup, as the Company continued to reduce prices in order to maintain competitiveness with other retailers.

The Company’s gross profit excludes the cost of its distribution network. For the fiscal years ended February 26, 2011 and February 27, 2010, the amounts incurred for our distribution network that were classified in selling, general and administrative expenses and occupancy costs were $19.0 million and $15.6 million, respectively.

SG&A increased $14.9 million to $124.4 million during fiscal 2010 as compared to $109.5 million during fiscal 2009. This increase was primarily the result of having a full 12 months of expenses in fiscal 2010 from the Filene’s stores, which were acquired in fiscal 2009. As a percent of net sales, SG&A decreased approximately 110 basis points to 27.9% of net sales during fiscal 2010 from 29.0% of net sales in the comparable prior year period. SG&A as a percent of net sales decreased primarily as a result of lower payroll expenses as a percent of net sales during fiscal 2010. In addition, the prior year period included life insurance premiums on the policy covering the Company’s founder prior to his death in November 2009.

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

Depreciation and amortization expense was $14.6 million or 3.3% of net sales for fiscal 2010 as compared to $11.4 million or 3.0% of net sales for fiscal 2009. The increase in depreciation and amortization expense was primarily a result of the acquisition of Filene’s, Inc. assets and capital expenditure additions during the past two fiscal years.

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

In conjunction with the acquisition of assets from Filene’s, Inc. in June 2009, the Company determined that the fair values of assets acquired exceeded the purchase price by approximately $9.7 million, resulting in a bargain purchase gain in fiscal 2009, based upon valuations of inventory, fixed assets, equipment and intangible assets net of deferred taxes, customer obligations and other adjustments. Acquisition costs of $4.9 million, including investment banking, legal, professional and other costs, were expensed in fiscal 2009.

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

SYMS CORP.

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

The sales and gross profit increase attributable to the acquisition of assets from Filene’s, Inc. were insufficient to offset the expense increases and impairment and restructuring charges incurred during fiscal 2010. As a result of the above-noted items, the loss before income taxes for fiscal 2010 was $51.7 million as compared to a loss of $6.4 million for fiscal 2009.

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

Liquidity and Capital Resources

Until October 29, 2011, the Company purchased first-quality, in-season designer and brand name merchandise from more than 900 vendors at prices we believed to be below those generally available to major department and specialty stores. We are no longer making merchandise purchases from these vendors as a result of our Chapter 11 filing. However, until we ceased merchandise purchases, we were highly reliant on the trade credit from factors, vendors and service providers. Decreasing availability of trade credit throughout the eight months ending October 29, 2011 limited our available liquidity.

Net cash used in operating activities totaled $10.0 million for the eight months ended October 29, 2011 as compared with $15.6 million for the twelve months ended February 26, 2011.  The net cash used in operating activities for the eight months ended October 29, 2011 reflects the net loss and a change in working capital due to lower operating expenses partially offset by the impact of reduced inventory.

Net cash provided by investing activities was $20.9 million for the eight months ended October 29, 2011 was comprised of proceeds from the sale of land, buildings and other assets for four store locations for $22.0 million, partially offset by capital expenditures for property and equipment of $1.2 million. Net cash used of $4.8 million for the twelve months ended February 26, 2011 was comprised of capital expenditures for property and equipment for $15.5 million partially offset by the proceeds from the sale of land, building and other assets of three locations for $10.8 million.

Net cash used in financing activities was $10.9 million for the eight months ended October 29, 2011, as compared to net cash provided by financing activities of $20.6 million for the twelve months ended February 26, 2011. The cash used this year was the result of net repayments on our credit facility as compared to net borrowings last year which were needed to provide for operating expenses.

On August 27, 2009, the Company entered into a secured $75 million revolving credit agreement, which was set to expire on August 27, 2012. That credit agreement, which was amended as of January 7, 2011, March 8, 2011 and June 16, 2011, was among Syms, as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (the “Credit Agreement”).

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

SYMS CORP.

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

As of February 25, 2012, Syms had no outstanding debt under this facility, had repaid all its obligations and terminated its Credit Agreement with Bank Of America. The Credit Agreement had sub-limits for letters of credit (“LC”), which, when utilized, reduced availability under the Credit Agreement. At February 25, 2012 the Company had outstanding letters of credit of $1.3 million, of which $1.1 million is for a standby LC for workers compensation and general liability insurance and $0.2 million is a standby LC for merchandise. At February 26, 2011, the Company had outstanding letters of credit under the facility of $10.1 million.

Total interest charges incurred for the eight months ended October 29, 2011, and fiscal years 2010 and 2009 were approximately $1.1 million, $1.5 million and $1.6 million, respectively. There was no capitalized interest for fiscal 2011, 2010 and 2009.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations for its last three fiscal years.

Off - Balance Sheet Arrangements

The Company has no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a full description of the Recent Accounting Pronouncements, including the respective dates of adoption and the effects on our results of operations and financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not currently subject to material market risks for interest rates, foreign currency rates or other market price risks, however, may experience real estate valuation risk due to changing market conditions.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the financial statements and supplemental data set forth in “Item 15 – Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure (i) that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

SYMS CORP.

Under the supervision and with the participation of our management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date as described below in “Management’s Report on Internal Control Over Financial Reporting.” Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

(b)	Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of February 25, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

Based on this assessment, the management of the Company has concluded (i) that our internal controls and procedures are effective in timely alerting it to material information required to be included in our periodic SEC filings and (ii) that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

The Audit Committee of the Board, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent registered public accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both internal and external auditors.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited internal control over financial reporting as of February 25, 2012 and has issued the below attestation report on management’s assessment of the Company’s internal control over financial reporting.

SYMS CORP.

(c)	Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Syms Corp.

Secaucus, NJ

We have audited Syms Corp’s internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Syms Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Syms Corp. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of net assets as of February 25, 2012, and the related consolidated statement of changes in net assets for the period October 30, 2011 to February 25, 2012.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the period February 27, 2011 to October 29, 2011. We have also audited the accompanying consolidated balance sheet of the Company as of February 26, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two fiscal years ended February 26, 2011 and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

New York, New York

May 25, 2012

SYMS CORP.

(d) Changes in Internal Controls Over Financial Reporting

As a result of the Company’s decision to file Chapter 11 Bankruptcy and liquidate the retail operations, certain operating processes and the related financial reporting controls have changed in nature or have been discontinued. As noted above, the Company’s management believe that the financial reporting controls in place as of February 25, 2012 are effective.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company maintains a code of ethics applicable to the Company’s chief executive officer and senior financial and professional personnel (including the Company’s chief financial officer, principal accounting officer or controller and persons performing similar functions). The Company has posted a copy of such code of ethics on its website at www.syms.com under “Investor Information” – “Corporate Governance”. The Company will also make copies of such code of ethics available to investors upon request. Any such request should be sent by mail to Syms Corp, One Syms Way, Secaucus, NJ 07094 Attn: Corporate Secretary or should be made by telephone by calling 201-902-9600.

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 10 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 11 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Plan Compensation Information

The following table provides information as of February 25, 2012, about the shares of our common stock that may be issued upon exercise of options granted to employees or members of our Board under all of our existing equity compensation plans, including our 2005 stock option plan.

SYMS CORP.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
	Number of securities to be issued upon exercise of outstanding Options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Plan Category:
Equity compensation plans approved by security holders	97,500	$15.01	-
Equity compensation plans not approved by security holders	-	-	-
Total	97,500	$15.01	-

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 12 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 14 is omitted from this Annual Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, which the Company will file not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE NUMBER
(a)(1)	Financial Statements filed as part of this Annual Report:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period October 30, 2011 to February 25, 2012	F-2
	Consolidated Statement of Net Assets as of February 25, 2012 (Liquidation Basis) and Consolidated Balance Sheet as of February 26, 2011 (Going Concern Basis)	F-3
	Consolidated Statements of Operations for the Eight-Month Period Ended October 29, 2011 and the Fiscal Years Ended February 26, 2011 and February 27, 2010 (Going Concern Basis)	F-4
	Consolidated Statements of Shareholders’ Equity for the Eight-Month Period Ended October 29, 2011 and the Fiscal Years Ended February 26, 2011 and February 27, 2010 (Going Concern Basis)	F-5
	Consolidated Statements of Cash Flows for the Eight-Month Period Ended October 29, 2011 and the Fiscal Years Ended February 26, 2011 and February 27, 2010 (Going Concern Basis)	F-6
	Notes to Consolidated Financial Statements	F-7

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report:

SYMS CORP.

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II: Valuation and qualifying accounts.

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

2.1	Purchase Agreement, dated as of June 18, 2009, by and among SYL, LLC, a wholly owned subsidiary of Syms Corp, Filene's Basement, Inc. and FB Leasing Services (exhibit 10.1 to Current Report on Form 8-K dated June 24, 2009).

2.2+	Purchase and Sale Agreement, dated as of February 28, 2011, with Hines Interests Limited Partnership, a Delaware limited partnership, as Purchaser, for the sale of property located at 1900 Chapman Avenue, Rockville, Maryland (exhibit 2.2 to Amendment No. 1 to the Annual Report on Form 10-K/A dated December 27, 2011).

3.1	Certificate of Incorporation of Syms Corp. and amendment to the Certificate of Incorporation (exhibit 3.1 to Annual Report of Form 10-K for the year ended February 26, 2011).

3.2	Amended and Restated By-laws of Syms Corp. (exhibit 3.1 to Current Report on Form 8-K dated January 12, 2009).

4.1	Specimen Certificate of Common Stock as filed in the Registration Statement.

10.1	Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (exhibit 28.1 to Current Report on Form 8-K dated May 1986).

10.4†	Syms Corp. 2005 Stock Option Plan, as amended (exhibit 10.4 to Current Report on Form 8-K dated August 5, 2005).

10.4.1†	Form of Nonqualified Stock Option Award Agreement for 2005 Stock Option Plan (exhibit 10.1 to Current Report on Form 8-K dated August 5, 2005).

10.4.2†	Form of Incentive Option Award for 2005 Stock Option Plan (exhibit 10.2 to Current Report on Form 8-K dated August 5, 2005).

10.4.3†	Form of Restricted Stock Award for 2005 Stock Option Plan (exhibit 10.3 to Current Report on Form 8-K dated August 5, 2005).

10.5+	Credit Agreement, dated as of August 27, 2009, by and among Syms Corp., SYL LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer (the “Credit Agreement”) (exhibit 10.5 to Amendment No. 1 to the Annual Report on Form 10-K/A dated December 27, 2011).

10.6	First Amendment to the Credit Agreement, dated as of January 7, 2011 (exhibit 10.1 to Current Report on Form 8-K dated January 7, 2011).

10.7	Second Amendment to the Credit Agreement, dated as of March 8, 2011 (exhibit 10.7 to Annual Report on From 10-K for the year ended February 26, 2011).

10.8	Third Amendment to the Credit Agreement, dated as of June 16, 2011 (exhibit 10.1 to Current Report on Form 8-K dated June 17, 2011).

SYMS CORP.

10.9†	Employment offer letter dated September 8, 2010 between Syms Corp. and Laura Brandt (exhibit 10.1 to Quarterly Report on Form 10-Q dated July 7, 2011).

10.10†	Employment offer letter dated September 14, 2010 between Syms Corp. and Carl Palumbo (exhibit 10.2 to Quarterly Report on Form 10-Q dated July 7, 2011).

21.1	List of Subsidiaries (exhibit 21.1 to Annual Report on Form 10-K dated May 13, 2011).

23.1*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

† Management contract, compensatory plan or arrangement.

** Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SYMS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMS CORP

By:	/s/ Marcy Syms
Marcy Syms
Chairman and Chief Executive Officer

Date: May 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcy Syms	Chairman of the Board/ Chief Executive Officer	May 25, 2012
Marcy Syms	and Director (Principal executive officer)

/s/ Gary Binkoski	Chief Financial Officer	May 25, 2012
Gary Binkoski

/s/ Bernard H. Tenenbaum	Director	May 25, 2012
Bernard H. Tenenbaum

/s/ Thomas E. Zanecchia	Director	May 25, 2012
Thomas E. Zanecchia

/s/ Henry M. Chidgey	Director	May 25, 2012
Henry M. Chidgey

SYMS CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Syms Corp.

Secaucus, New Jersey

The audits referred to in our report dated May 25, 2012 relating to the financial statements of Syms Corp, which is contained in Item 15 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York
May 25, 2012

SYMS CORP.

SCHEDULE II

SYMS CORP

Valuation and qualifying accounts

Fiscal years ended February 25, 2012, February 26, 2011 and February 27, 2010

		Additions
	Balance at beginning of period	Charged against revenues or to costs & expenses	Charged to other accounts	Deductions	Balance at end of period

Reserve for inventory obsolescence (1):

Fiscal 2009	2,196,000	2,304,313	-	(99,000)	4,401,313
Fiscal 2010	4,401,313	7,428,200	-	(1,222,080)	10,607,433
Fiscal 2011 (2)	10,607,433	1,780,388	-	(12,387,821)	-

Deferred tax valuating allowance:

Fiscal 2009	-	-	346,000	-	346,000
Fiscal 2010	346,000	-	1,154,000		1,500,000
Fiscal 2011(3)	1,500,000	-	83,617,000	-	85,117,000

(1)	Reflects adjustments of obsolete or out-of-season merchandise inventories to realizable value. Additions represent increases to the reserve and deductions represent decreases to the reserve based on quarterly assessments of the reserve.

(2)	Deductions for fiscal 2011 reflects the full liquidation of the inventory.

(3)	The change for fiscal 2011 reflects a full valuation allowance against the Company's deferred tax assets.

SYMS CORP.

This page intentionally left blank.

SYMS CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Syms Corp.

Secaucus, New Jersey

We have audited the accompanying consolidated statement of net assets of Syms Corp. (the “Company”) as of February 25, 2012, and the related consolidated statement of changes in net assets for the period October 30, 2011 to February 25, 2012. We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the period February 27, 2011 to October 29, 2011. We have also audited the accompanying consolidated balance sheet of the Company as of February 26, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two fiscal years ended February 26, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the shareholders of the Company approved a plan of liquidation on November 1, 2011. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis of accounting effective October 30, 2011.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets of Syms Corp. as February 25, 2012, the consolidated changes in net assets for the period October 30, 2011 to February 25, 2012, the results of their operations and its cash flows for the period February 27, 2011 to October 29, 2011, the financial position as of February 26, 2011, and the results of its operations and its cash flows for each of the two fiscal years ended February 26, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Syms Corp’s internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA LLP

New York, New York

May 25, 2012

SYMS CORP.

SYMS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE PERIOD OCTOBER 30, 2011 TO FEBRUARY 25, 2012

(in thousands)

Shareholders' Equity at October 29, 2011	$84,956

Liquidation basis adjustments:
Adjust assets to estimated net realizable value and liabilities to estimated statement value	5,056
Accrued costs of liquidation	(42,124)
Subtotal	(37,068)

Net Assets (liquidation basis) as of October 30, 2011	47,888

Adjustment to fair value of assets and liabilities	(23,566)
Adjustment to accrued costs of liquidation	(3,139)
Subtotal	(26,705)

Net Assets (liquidation basis as of February 25, 2012 available to common shareholders)	$21,183

See Notes to Consolidated Financial Statements

SYMS CORP.

SYMS CORP.

CONSOLIDATED STATEMENT OF NET ASSETS AS OF FEBRUARY 25, 2012 (LIQUIDATION BASIS)

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 26, 2011 (GOING CONCERN BASIS)

(in thousands except per share data)

	February 25,	February 26,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,304	$2,298
Receivables	2,716	2,619
Merchandise inventories	-	76,595
Deferred income taxes	-	9,180
Assets held for sale	-	1,900
Prepaid expenses and other current assets	9,533	7,345
Owned real estate, including air rights	139,631	-

TOTAL CURRENT ASSETS	178,184	99,937

OWNED REAL ESTATE, including air rights	-	71,390
EQUIPMENT	-	54,944
DEFERRED INCOME TAXES	-	37,086
OTHER ASSETS	-	7,417

TOTAL ASSETS	$178,184	$270,774

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,556	$41,701
Accrued expenses	32,975	21,114
Accrued liquidation costs	32,316	-
Other liabilities, primarily lease settlement costs	56,547	-
Obligations to customers	4,607	5,559

TOTAL CURRENT LIABILITIES	157,001	68,374

LONG TERM DEBT	-	30,192

OTHER LONG TERM LIABILITIES	-	11,229

SHAREHOLDERS EQUITY
Preferred stock, par value $100 per share. Authorized 1,000 shares; none outstanding	-	-
Common stock, par value $0.05 per share. Authorized 30,000 shares; 14,448 shares outstanding (net of 4,448 in treasury shares) on February 25, 2012 and February 26, 2011	-	800
Additional paid-in capital	-	21,605
Treasury stock	-	(47,110)
Accumulated other comprehensive loss	-	(1,480)
Retained earnings	-	187,164
TOTAL SHAREHOLDERS' EQUITY	-	160,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$157,001	$270,774
Net assets (liquidation basis - available to common shareholders)	$21,183

See Notes to Consolidated Financial Statements

SYMS CORP.

SYMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE EIGHT MONTH PERIOD ENDED OCTOBER 29, 2011

AND THE FISCAL YEARS ENDED FEBRUARY 26, 2011 AND FEBRUARY 27, 2010

(GOING CONCERN BASIS)

(in thousands, except per share amounts)

	For the	For the	For the
	Eight Months	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	October 29, 2011	February 26, 2011	February 27, 2010

Net sales	$258,214	$445,133	$377,309
Cost of goods sold	158,029	271,341	232,207
Gross profit	100,185	173,792	145,102

Expenses:
Selling, general and administrative	76,081	124,385	109,460
Advertising	2,476	7,021	8,193
Occupancy, net	43,120	64,203	49,535
Depreciation and amortization	9,819	14,581	11,414
Gain on disposition of assets	(7,565)	457	1,168
Asset impairment charges	-	4,255	80
Acquisition costs	-	-	4,857
Bargain purchase gain	-	-	(9,714)
Gain from life insurance proceeds and other expense (income)	4,815	(36)	(25,049)
Restructuring charges	-	9,306	-
Total operating expenses	128,746	224,172	149,944

Loss from operations	(28,561)	(50,380)	(4,842)

Interest expense, net	1,062	1,366	1,538

Loss before income taxes	(29,623)	(51,746)	(6,380)

Income tax expense (benefit)	46,404	(18,889)	(14,688)

Net (loss) income	$(76,027)	$(32,857)	$8,308

Net (loss) income per share - basic and diluted	$(5.26)	$(2.27)	$0.57

Weighted average shares outstanding - basic and diluted	14,448	14,456	14,593

See Notes to Consolidated Financial Statements

SYMS CORP.

SYMS CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE EIGHT MONTH PERIOD ENDED OCTOBER 29, 2011 AND

THE FISCAL YEARS ENDED FEBRUARY 26, 2011 AND FEBRUARY 27, 2010

(in thousands)

							Accumulated
							Other
	Common Stock		Additional	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Paid-In Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance as of February 28, 2009	18,888	$800	$21,560	(4,298)	$(45,903)	$211,713	$(2,127)	$186,043

Exercise of Options	8	-	45	-	-	-	-	45
Comprehensive income:
Net Income	-	-	-	-	-	8,308	-	8,308
Deferred pension, net of tax	-	-	-	-	-	-	636	636
Total comprehensive income	-	-	-	-	-	-	-	8,944
Balance as of February 27, 2010	18,896	$800	$21,605	(4,298)	$(45,903)	$220,021	$(1,491)	$195,032

Stock Buy-Back	-	-	-	(150)	(1,207)	-	-	(1,207)
Comprehensive income:
Net loss	-	-	-	-	-	(32,857)	-	(32,857)
Deferred pension, net of tax	-	-	-	-	-	-	11	11
Total comprehensive loss	-	-	-	-	-	-	-	(32,846)
Balance as of February 26, 2011	18,896	$800	$21,605	(4,448)	$(47,110)	$187,164	$(1,480)	$160,979

Comprehensive income:
Net loss	-	-	-	-	-	(76,027)	-	(76,027)
Deferred pension, net of tax	-	-	-	-	-	-	4	4
Total comprehensive loss	-	-	-	-	-	-	-	(76,023)
Balance as of October 29, 2011	18,896	$800	$21,605	(4,448)	$(47,110)	$111,137	$(1,476)	$84,956

See Notes to Consolidated Financial Statements

SYMS CORP.

SYMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE EIGHT MONTH PERIOD ENDED OCTOBER 29, 2011  AND

THE FISCAL YEARS  ENDED FEBRUARY 26, 2011 AND FEBRUARY 27, 2010

(GOING CONCERN BASIS)

(in thousands)

	For the Eight	For the	For the
	Months Ended	Fiscal Year	Fiscal Year
	October 29, 2011	February 26, 2011	February 27, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(76,027)	$(32,857)	$8,308
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	9,819	14,581	11,414
Asset impairment	-	4,255	80
Bargain purchase gain	-	-	(9,714)
Deferred income taxes	46,266	(22,241)	(9,316)
(Gain) loss on disposition of assets	(7,565)	457	1,168
(Increase) decrease in operating assets:
Receivables	(618)	576	(1,606)
Merchandise inventories	15,938	5,640	(8,438)
Prepaid expenses and other current assets	4,332	299	(1,827)
Other assets	(838)	(242)	1,078
Increase (decrease) in operating liabilities:
Accounts payable	(6,359)	(5,655)	32,420
Accrued expenses	3,342	4,867	5,703
Obligations to customers	(127)	231	(160)
Other long term liabilities	1,830	8,213	2,176
Income taxes	-	6,318	(4,409)
Net cash (used in) provided by operating activities	(10,007)	(15,558)	26,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Filene's Basement	-	-	(38,927)
Expenditures for property and equipment	(1,154)	(15,540)	(12,224)
Proceeds from sale of land, building and other assets	22,023	10,764	54
Net cash provided by (used in) investing activities	20,869	(4,776)	(51,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash surrender value advance	-	-	16,000
Exercise of stock options	-	-	45
Purchase of treasury shares	-	(1,207)	-
(Repayment) borrowings on revolving credit facility (net)	(10,885)	21,790	8,402
Net cash (used in) provided by financing activities	(10,885)	20,583	24,447

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23)	249	227
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,298	2,049	1,822
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,275	$2,298	$2,049

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,228	$1,387	$975

Income taxes (net of refunds)	$(119)	$(2,702)	$506

See Notes to Consolidated Financial Statements

SYMS CORP.

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Disposition of the Company’s and Filene’s Businesses

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

At a meeting held on November 1, 2011, the Company’s Board of Directors determined that it was in the best interests of the Company and its shareholders for it and its subsidiaries to file voluntary petitions for reorganization under Chapter 11 and liquidate the retail operations. On November 2, 2011, the Company and Filene’s filed for voluntary petitions for reorganization under Chapter 11 in Delaware.

If the Company and Filene’s are able to generate value in excess of what is needed to satisfy all of their obligations, the Company will distribute any such excess to shareholders; the actual amount and timing of future distributions, if any, to shareholders, will depend upon a variety of factors, including, but not limited to, disposal of real estate assets, and ultimate settlement amounts of the Company’s and Filene’s liabilities and obligations, including lease obligations and actual costs incurred in connection with the Chapter 11 case. In response to the Chapter 11 filing the Company adopted the liquidation basis of accounting effective on October 30, 2011, which was the beginning of the fiscal month closest to the petition date. Net operating results from October 30 to November 1, 2011 were not material.

The consolidated financial statements for the period ended October 29, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Statements of Operations and Cash Flows for the period ended October 29, 2011 contain all adjustments, including normal recurring adjustments, necessary to present fairly the shareholders’ equity of the Company as of October 29, 2011.

Description of Former Business Operations

The Company’s 46 stores offered a broad range of “off-price” first quality, in-season merchandise consisting primarily of, women’s dresses, suits, separates and accessories, men’s tailored clothing and haberdashery, children’s apparel, luggage, domestics and fragrances and shoes. The stores emphasized first quality, nationally recognized designer and brand name merchandise at prices substantially below those generally found in department and specialty stores. The stores carried a wide selection of sizes and styles of men’s, women’s and children’s wear. In addition several stores also carried a selection of fine jewelry.

The Company had no foreign operations. No material part of the Company’s revenues was received from a single customer or group of customers. Please refer to Note 2 of the Notes to Consolidated Financial Statements for information on segment reporting.

Liquidation Basis of Accounting

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Accordingly, the Company implemented the liquidation basis of accounting effective on October 30, 2011. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs over the anticipated period of liquidation are accrued to the extent reasonably determinable.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

The transition from the going concern basis of accounting to the liquidation basis of accounting required management to make significant estimates and judgments. The recording of assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting required the Company to record the following adjustments as of October 30, 2011, (in thousands):

Adjust assets and liabilities	Amount

Write up of real estate to estimated net realizable value	$(78,604)
Estimated lease settlement costs	51,150
Write down of other fixed assets	35,567
Reversal of existing deferred rent liability	(8,741)
Write up of inventory to net realizable value	(6,063)
Write down of pre paid assets	3,000
Other liquidation adjustments	(1,365)
Total	$(5,056)

The Company adjusted the real estate assets to reflect the estimated net realizable value of owned property. This value was estimated, with the input of a third party valuation expert, by assessing several possible sales alternatives and weighting the estimated value realized in each of those alternatives according to management’s best estimate of the likelihood of each alternative being achieved. These alternatives included selling the properties in the short term as vacant, unleased properties and selling the properties within two to three years after having identified and secured new tenants. These sales alternatives produced a possible range of net realizable values between $135.0 million and $185.0 million. The basis for determining this range of estimated net realizable values took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on management’s weighting of the likelihood of each alternative being achieved an estimated net realizable value of real estate of $146.8 million was recorded at October 30, 2011. While this amount represents management’s best estimate at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the sale of the real estate could materially differ from this estimate. However, this estimate should not be construed as a final determination by the Company to liquidate all its owned real estate.

As of November 15, 2011, the Company and Filene’s entered into an agency agreement to liquidate all of their inventory, furniture and fixtures.   The agent guaranteed the debtors’ receipt of 90% of the aggregate cost value of merchandise, subject to certain inventory levels and cost factor adjustments.  In addition, the agent agreed to a furniture and fixture guarantee of $2 million.

As a result of the adoption of the liquidation basis of accounting, the Company recorded the estimated cost for settling the existing leases at a total of $56.6 million, adjusted for the Company’s settlement to terminate its lease at 530 Fifth Avenue, which settlement was approved by the Bankruptcy Court on January 6, 2012. This required an accrual of $51.1 million at October 30, 2011, in addition to the lease exit accrual already recorded for the Paramus and Plano locations of $5.5 million.

The Company and Filene’s reviewed all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine their best estimate of costs to be incurred during the liquidation period.

The Company and Filene’s were required to make significant estimates and exercise judgment in determining the accrued costs of liquidation at October 30, 2011 and February 25, 2012. Upon transition to the liquidation basis of accounting, the Company and Filene’s accrued the following costs expected to be incurred in liquidation (in thousands):

SYMS CORP.

Notes to Consolidated Financial Statements, continued

Estimated costs of liquidation

	Balance at	Adjustments		Balance at
	October 30, 2011	to Reserves	Payments	February 25, 2012

Real estate related carrying costs	$14,267	$(4,918)	$(1,699)	$7,650
Professional fees	16,868	7,210	(1,158)	22,920
Payroll related costs	7,775	2,123	(8,321)	1,577

Other	3,214	(1,276)	(1,769)	169

TOTAL	$42,124	$3,139	$(12,947)	$32,316

The Company reviewed all operating expenses and contractual commitments such as payroll and related expenses, lease terminations cost, owned property carrying costs as well as professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, as recorded in the third quarter, was anticipated to conclude in October 2012, and since has been amended to conclude in August 2012.

The reserve for real estate carrying costs decreased by approximately $4.9 million in total, partially due to timing differences of the wind-down period as well as expense reimbursements from the third party liquidator. Utilities, maintenance and real estate expenses were partially offset by the store closure/going out of business sale agreement with Gordon Brothers which resulted in a $2.0 million dollar reduction in the reserve. In addition the liquidation period was planned through October 2012 and is currently anticipated to conclude in August 2012 resulting in $1.8 million in savings. Outside services for real estate brokerage fees, leasing commissions and legal and selling expenses have also been reduced by approximately $1.1 million.

Professional fees during the liquidation period increased by $7.2 million from $16.9 million to $22.9 million. The initial budget reflected an eleven month process to liquidate the entire estate. The plan reflects the debtors as well as the unsecured creditors and the equity committee’s advisors, the hiring of a fee examiner and has increased due to the complexities of litigating the estate.

The initial payroll and related liquidation expenses included in the accrued costs of liquidation increased by $2.1 million for the period October 30, 2011 through February 25, 2012. This increase is principally attributed to higher than anticipated payroll expense and related benefits in the first four months of the liquidation period, partially offset by reduced costs due to winding down earlier than anticipated.

Other liquidation expenses include general operating expense of the corporate facility as well as information technology and communication expenses related to the corporate facility. These liquidation costs were estimated at $1.6 million and have been reduced to $0.3 million resulting in a savings of $1.3 million to the estate.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

Adjustments To Net Realizable Value

The following table summarizes adjustments to Net Realizable Value under liquidation basis of accounting

(in thousands):

Adjustment of Assets and Liabilities to Net Realizable Value	October 30, 2011 Through February 25, 2012
Adjust pension liability	$11,970
Adjust real estate to estimated net realizable value	7,189
Adjust liability to restore properties	5,184
Adjust other liquidation costs	4,619
Adjust other fixed assets to net realizable value	(18)
Adjust write up of inventory to net realizable value	(2,314)
Adjust estimated lease settlement costs to net realizable value	(3,064)
$23,566

Pension - The Company had a defined Pension Plan for all employees other than those covered under the Collective Bargaining Agreement through December 31, 2006. The Pension Plan was frozen effective December 31, 2006. As of February 25, 2012, the Company accrued $7.9 million which represents the estimated cost to make the plan whole and subsequently terminate the plan under a standard termination. The company had contemplated other courses of action, including a distress termination, where-by the Pension Benefit Guarantee Corporation (“PBGC”) takes over the plan. However the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, the Company has elected a standard termination and reflected the total estimated cost accordingly.

Certain employees covered by collective bargaining agreements, participated in a multi employee pension plan in accordance with the Multi Employer Pension Plan Amendment Act of 1980 (MPPAA). Syms ceased to have an obligation to contribute to these plans in 2012. Under the law, the Company has effected a complete withdrawal from the funds, within the meaning of Section 4203(a) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The additional costs have been estimated at approximately $6.4 million for the multi employee pension plans that is reflected in the adjustments to assets and liabilities to net realizable value. The withdrawal liability is only an estimate at this time and may or may not result in higher costs when the actuarial valuation for the most recent plan year (2012) is completed.

The combined adjustments for the single employer pension liability of $5.5 million and the multi employee pension plans of $6.4 million resulted in a pension liability adjustment of $12.0 million.

Real Estate - The net realizable value of real estate assets was adjusted downward in aggregate by $7.2 million to reflect the current collective belief of the Company and third party real estate experts. The basis for determining the estimated net realizable values took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on management’s weighting of the likelihood of each alternative being achieved an estimated net realizable value of real estate of $139.6 million was recorded. While this amount represents management’s best estimate at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the sale of the real estate could materially differ from this estimate. However, this estimate should not be construed as a final determination by the Company to liquidate all its owned real estate.

Liability to restore properties - It has been estimated that adjustments of $5.2 million will be required to restore certain properties to a salable condition: for Trinity location $2.0 million for renovations and repairs to ensure the property has been brought back to a landmark status, $1.9 million for repairs at the Broadway location, an additional $1.0 million for the Park Avenue location for elevator and escalator repairs, and $0.3 million for the Houston location roof repair.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

Other liquidation assets - Expenses related to the wind-down of the company have increased by $4.6 million, primarily due to increases in professional fee estimates offset by real estate carrying costs.

Lease settlement costs - Lease settlement costs have decreased by $3.1 million primarily driven by a decrease of $5.4 million for the Broadway location as this lease was assumed by DSW, partially offset by an increase in the lease liability claim at the Union Square location of $3.1 million.

Financial Position

The Company and Filene’s believe that cash provided from the liquidation process could provide sufficient liquidity to fund their day-to-day cost of liquidation provided that they are able to sell their remaining assets (which consist primarily of owned real estate inclusive of the Company’s corporate headquarters in Secaucus, New Jersey) at anticipated selling prices and within a reasonable period of time.

If the Company and Filene’s are unable to sell their assets in a reasonable period of time, or if they receive substantially less than anticipated, their ability to settle their liabilities and obligations in full while incurring necessary wind-down costs would be in doubt.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Basis of Accounting

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Accordingly, the Company implemented the liquidation basis of accounting effective on October 30, 2011. Under this basis of accounting, assets are stated at their net realizable value and liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable.

a.	Accrued Liquidation Costs - Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon the timing of the Chapter 11 proceedings and changes in market conditions. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense - The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the fair value, or termination value, of the plan. These valuations and the ultimate liability to settle the plan may result in adjustments driven by changes in assumptions due to market conditions.

The Company accrued the termination value of the pension plan under the going concern basis of accounting. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Owned real estate and other long-lived assets are recorded at net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

Going Concern Basis of Accounting

a.	Principal Business - Syms Corp. (”Syms” or the “Company”) and its wholly-owned subsidiary Filene’s Basement, LLC (“Filene’s”, “Filene’s, LLC” or “Filene’s Basement”) collectively own and operate a chain of 46 “off-price” retail stores under the “Syms” name (which are owned and operated by the Company) and “Filene’s Basement” name (which are owned and operated by Filene’s, LLC). The stores are located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest.

Each Syms store offers a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores.

On June 18, 2009, the Company’s, wholly-owned subsidiary, SYL, LLC now known as Filene’s Basement, LLC acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Bankruptcy Code. As a result, Filene’s, LLC owns and operates 21 Filene’s Basement stores that are located in the Northeastern, Middle Atlantic, Midwest and Southeast regions. Filene’s Basement also offers a broad range of first quality brand name and designer clothing for men, women and children. In addition, Syms owns and operates 5 co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operate in a single operating segment – the “off-price” retail stores segment.

b.	Principles of Consolidation - The financial statements include the accounts of the Company including its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

c.	Accounting Period - Fiscal 2011 ended on February 25, 2012; fiscal 2010 ended on February 26, 2011, and fiscal 2009 ended on February 27, 2010. The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal years ended February 25, 2012, February 26, 2011 and February 27, 2010 were comprised of 52 weeks.

d.	Reclassifications – Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

e.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less.

f.	Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consisted primarily of cash. The Company had substantially all of its cash in banks. Such cash balances at times exceed federally-insured limits. The Company has not experienced any losses in such accounts.

g.	Receivables – Receivables consisted of third party credit and debit card receivables and other miscellaneous items

h.	Merchandise Inventories - Merchandise inventories were stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method. Prior to October 4, 2009, all of the Company’s inventories were determined by the retail inventory method.

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

The Company maintained a reserve for inventory obsolescence, which is a reduction to merchandise inventories. During fiscal 2010 the Company increased its reserve for inventory obsolescence by $6.2 million as it determined that it had not adequately cleared out old-season merchandise.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

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

k.	Deferred Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end. Based on management's assessment, it is more likely than not that, for federal and state purposes, deferred tax assets will not be realized by future taxable income or tax planning strategies. A net valuation allowance of approximately $46,518,000 was recorded during the eight-month period ended October 29, 2011. Further valuation allowance of approximately $38,599,000 was recorded in the subsequent period from October 30, 2011 through February 25, 2012.

l.	Other Assets – The Company has historically recorded the cash surrender value of officers’ life insurance policies on the balance sheet as a non-current asset. In March 2009, as a result of uncertainties surrounding the financial viability of the life insurance company underwriting two of these policies, the Company withdrew $16.0 million of accumulated cash value which was ultimately used in connection with the Company’s acquisition of the assets from Filene’s, Inc. more fully discussed in Note 6 below. The Company continued to be a beneficiary of life insurance policies insuring Mr. Sy Syms, the Company’s founder and Chairman, who died on November 17, 2009. Pursuant to those policies, in December 2009, the Company received cash proceeds of approximately $29.9 million, which was net of the aforementioned, previously received $16.0 million in cash values. Net of the cash surrender value of officer’s life insurance of $5.1 million recorded in other assets, the Company realized a net gain of $24.8 million. Upon receipt, the aforementioned cash proceeds were used for working capital purposes and to repay a portion of the Company’s senior debt facility.

m.	Obligation to Customers - Obligations to customers represented credits issued for returned merchandise as well as gift certificates. When the Company sold a gift certificate to a customer, it was recorded as a liability in the period the sale occurred. When the customer redeemed the gift certificate for the purchase of merchandise, a sale was recorded and the liability reduced. The Company’s policy is that these credits and gift certificates do not expire.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

n.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant estimates included inventory provisions, sales returns, self-insurance accruals, deferred tax valuation allowances, any estimated impairment and the useful lives of long-lived assets. Actual results could differ from those estimates.

o.	Revenue Recognition – The Company recognized revenue at the “point of sale”. Allowance for sales returns is recorded as a component of net sales in the period in which the related sales were recorded.

p.	Comprehensive Income (Loss) – Comprehensive income (loss) was ($76.0) million, ($32.8) million and $8.9 million for the eight months ended October 29, 2011 and fiscal years 2010 and 2009, respectively.

q.	Segment Reporting - ASC 280, “Segment Reporting” establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operated in a single reporting segment - the operation of “off-price” retail stores. Revenues from external customers were derived from merchandise sales.

The Company’s merchandise sales mix by product category for the eight months ended October 29, 2011 and fiscal years 2010 and 2009 was as follows:

	Eight Months
	Ended	Fiscal Year	Fiscal Year
	October 29,	Ended	Ended
	2011	2010	2009

Women’s dresses, suits, separates and accessories	47%	46%	44%
Men’s tailored clothes and haberdashery	37%	38%	42%
Children’s apparel	5%	5%	5%
Luggage, domestics and fragrances	5%	6%	5%
Shoes	6%	5%	4%
Total	100%	100%	100%

The Company did not rely on any major customers as a source of revenue.

r.	Gross Profit - The Company’s gross profit excluded the cost of its distribution network. For the eight months ended October 29, 2011 and the fiscal years ended February 26, 2011 and February 27, 2010, the amounts incurred for our distribution network that were classified in selling, general and administrative expenses and occupancy costs were $9.5 million, $19.0 million and $15.6 million, respectively.

s.	Computer Software Costs – The Company capitalized the cost of software developed or purchased for internal use.

t.	Advertising Costs – Advertising and sales promotion costs were expensed at the time the advertising occurs. Advertising and sales promotion costs were $2.5 million, $7.0 million and $8.2 million for the eight months ended October 29, 2011 and the fiscal years ended February 26, 2011 and February 27, 2010, respectively. The Company did not receive any allowances or credits from vendors in connection with the purchase or promotion of the vendor’s product, such as cooperative advertising and other considerations.

u.	Occupancy Costs – Occupancy expenses for the eight months ended October 29, 2011 and the fiscal years ended February 26, 2011 and February 27, 2010 have been reduced by net rental income of $1.4 million, $2.3 million and $2.4 million, respectively, from real estate holdings incidental to the Company’s retail operations.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

v.	Accounting for Stock-Based Compensation – The Company accounts for stock-based compensation costs in accordance with ASC 718, “Stock Compensation”. Consistent with ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and was recognized as expense over the requisite service period.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during fiscal 2011, and all options previously issued were fully vested.

w.	New Accounting Pronouncements – In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s results of operation or our financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	February 25, 2012	February 26, 2011
	(Net Realizable Value)	(Historical Cost)
	(in thousands)
Land, buildings and building improvements	$139,631	$152,510
Leasehold and leasehold improvements	-	27,107
Machinery and equipment	-	18,186
Furniture and fixtures	-	25,784
Construction in progress	-	733
Computer software	-	17,342
	139,631	241,662
Less: accumulated depreciation and amortization	-	124,462
	$139,631	$117,200

The Company recorded no impairment charges as of October 29, 2011 and $4.3 million in fiscal 2010.

As of October 30, 2011 and thereafter the Company adjusted the carrying value of the real estate assets to reflect the estimated net realizable value of owned property. This value was estimated, with the input of a third party valuation expert, by assessing several possible sales alternatives and weighting the estimated value realized in each of those alternatives according to management’s best estimate of the likelihood of each alternative being achieved. These alternatives included selling the properties in the short term as vacant, unleased properties and selling the properties within two to three years after having identified and secured new tenants.

The basis for determining the estimated net realizable values took into consideration many factors which were difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on management’s weighting of the likelihood of each alternative being achieved an estimated net realizable value of real estate of $139.6 million was recorded. While this amount represented management’s best estimate at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the sale of the real estate could materially differ from this estimate. However, this estimate should not be construed as a final determination by the Company to liquidate all its owned real estate.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

As of November 15, 2011, the Company entered into an agency agreement with Gordon Brothers whereby the agent agreed to a furniture and fixture guarantee of $2.0 million. This guarantee was for the purchase of all property and equipment, excluding land and buildings and building improvements. The $2.0 million cash was received in November 2011.

NOTE 4 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Eight Months Ended	Fiscal Year Ended	Fiscal Year Ended
	October 29, 2011	February 26, 2011	February 27, 2010
	(in thousands)
Current:
Federal	$-	$3,368	$(5,954)
State	138	62	582
	138	3,430	(5,372)

Deferred:
Federal	$30,318	$(20,107)	$(7,321)
State	15,948	(2,212)	(1,995)
	46,266	(22,319)	(9,316)

Provision (benefit) for income taxes	$46,404	$(18,889)	$(14,688)

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the (benefit) provision for income taxes:

	Eight Months Ended	Fiscal Year Ended	Fiscal Year Ended
	October 29, 2011	February 26, 2011	February 27, 2010

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State taxes	(0.3)	5.6 (1)	21.3
Non-deductible insurance premiums	-	-	(10.9)
Life insurance proceeds	-	-	135.8
Acquisition of Filene’s Basement	-	-	53.4
Change in valuation allowance	(191.2)	(2.1)	(5.4)
Effect on deferred taxes for change in state tax rate	-	0.6	3.8
Other	(0.2)	(2.6)	(2.8)

Effective income tax rate	(156.7)%	36.5%	230.2%

(1) Includes adjustment of prior year accrual and true-up of state net operating losses.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended
	February 25, 2012	February 26, 2011
	(in thousands)
Deferred tax assets:
Capitalization of inventory costs	$-	$1,917
Pension cost	5,901	-
Reserves not currently deductible for tax purposes	1,954	6,651
Net operating loss carry forwards	51,173	16,610
Depreciation	12,197	13,282
Step rent	-	2,557
Deferred rent	2,238	2,954
AMT credit	3,182	3,181
Accrued Expenses	2,331	434
Other	83	80
Wind-down expenses	13,227	-
Air right	3,757	-
Lease claim	21,875	-
Store closing cost	2,733	-
SFAS 158 adjustment	-	918
Total deferred tax assets	$120,651	$48,584
Valuation allowance	(85,117)	(1,500)
Deferred tax assets after valuation allowance	$35,534	$47,084

Deferred tax liabilities:
Depreciation	-	-
Intangibles	(364)	(413)
Step rent	-	(299)
Write up of real estates	(35,170)	-
Pension cost	-	(106)
Other	-	-
Total deferred tax liabilities	(35,534)	(818)
Net deferred tax assets	$-	$46,266

Current deferred tax assets	$-	$9,180
Long term deferred tax assets	-	37,086
Total deferred tax assets	$-	$46,266

At February 25, 2012, the Company had state net operating loss carry forwards of approximately $180,723,000. These net operating losses expire in years through fiscal 2031. The Company also had federal net operating loss carry forwards of approximately $119,515,000. These net operating losses will expire in years through fiscal 2031.

Based on management’s assessment it is more likely than not that, for federal purposes, deferred tax assets will not be realized by future taxable income or tax planning strategies. A valuation allowance of approximately $85,117,000 was recorded for all deferred tax assets.

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. For fiscal 2011, the Company recorded approximately $13,000 in interest before federal and state tax effect. The aggregate tax liability as related to uncertain tax positions, plus related interest and penalties, as of February 25, 2012 is approximately $309,000.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

The Company is currently under examination by federal tax authorities for fiscal years 2008 and 2009. During the current year, an examination with respect to fiscal years 2005 through 2008 has been concluded by the State of New York that resulted in additional income tax expenses of approximately $138,000. Examination conducted by the State of Florida with respect to fiscal year 2008 and 2009 resulted in no change in tax liability. In addition, recent inquiry by the State of Georgia also resulted in no change through the period ended February 2011. There is currently no outstanding state examination.

NOTE 5 - BANK CREDIT FACILITIES

On August 27, 2009, the Company entered into a secured $75 million revolving credit agreement, which was set to expire on August 27, 2012. That Credit Agreement, which was amended as of January 7, 2011, March 8, 2011 and June 16, 2011, was among Syms as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (the “Credit Agreement”). Subsequent to the bankruptcy filing, the Credit Agreement was paid off and terminated on November 18, 2011.

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

The “Loan Cap” for each day is an amount equal to the lesser of $75 million and the Borrowing Base for such day, plus, in each case, the outstanding principal amount of the term loan for such day. Determination of whether the second or third condition described above was satisfied requires the Company to give effect to the contemplated transaction. Thus, unless and until a specific transaction was proposed, no calculation was required or could be made with respect to these conditions. No transactions giving rise to this calculation occurred during the fiscal year ended February 25, 2012.

In addition, the restriction on indebtedness provided for an availability of up to $5.0 million at any time outstanding for indebtedness incurred to acquire fixed or capital assets, as well as customary carve-outs for existing debt, intercompany debt, guaranties in favor of suppliers and the like. As of the fiscal year ended February 25, 2012, the Borrowers have no such indebtedness outstanding.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

The Credit Agreement contained a financial covenant which required that the Borrowers maintain at all times unutilized borrowing capacity under the Credit Agreement in an amount of not less than 10% of the Borrowing Base described above (or $7.5 million, whichever is less).

As of February 25, 2012, Syms had no outstanding debt under this facility, had repaid all its obligations and terminated its Credit Agreement with Bank of America. The Credit Agreement had sub-limits for letters of credit, which, when utilized, reduced availability under the Credit Agreement.

At February 25, 2012 the Company had outstanding letters of credit of $1.3 million, of which $1.1 million is for a standby LC for workers compensation and general liability insurance and $0.2 million is a standby LC for merchandise. At February 26, 2011, the Company had outstanding letters of credit under the facility of $10.1 million.

Total interest charges incurred for the eight months ended October 29, 2011 and fiscal 2010 and 2009 were $1.1 million, $1.5 million and $1.6 million, respectively. There was no capitalized interest for fiscal 2011, 2010 and 2009.

NOTE 6 – FAIR VALUE MEASUREMENTS

ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. ASC 820-10 indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Prior to adopting liquidation basis accounting on October 30, 2011, we did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

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

SYMS CORP.

Notes to Consolidated Financial Statements, continued

Assets measured at fair value on a recurring basis include the following as of February 25, 2012 and February 26, 2011:

Fair Value Measurement at February 25, 2012 Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	February 25,
	(Level 1)	(Level 2)	(Level 3)	2012

Cash and cash equivalents	$26,304,000	$-	$-	$26,304,000

Cash surrender value
– Officers’ Life Insurance	$-	$1,774,000	$-	$1,774,000

Fair Value Measurement at February 26, 2011 Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	February 26,
	(Level 1)	(Level 2)	(Level 3)	2011

Cash and cash equivalents	$2,298,000	$-	$-	$2,298,000

Cash surrender value
– Officers’ Life Insurance	$-	$2,192,000	$-	$2,192,000

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company's pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of March 4, 2007, the Company was required to determine the fair value of the Company's pension plan assets through October 29, 2011, the last day prior to adopting liquidation basis accounting. The fair value of pension plan assets was $8.1 million at October 29, 2011 and February 25, 2012, respectively. These assets are valued in active liquid markets.

Additionally, on a nonrecurring basis, prior to adopting liquidation basis accounting the Company used fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During fiscal 2010, the Company wrote down assets with carrying amounts of $10.4 million to a fair value of $6.1 million and recorded an asset impairment charge of $4.3 million. Measurements based on undiscounted cash flows are considered to be level 3 inputs.

Financial Instruments

At February 26, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of long term debt approximates carrying value as it is a variable-rate instrument.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

NOTE 7 – ACQUISITION OF FILENE’S BASEMENT

On June 18, 2009 the Company, through its wholly-owned subsidiary, SYL, LLC, acquired certain inventory, fixed assets, equipment, intellectual property and real property leases and certain other net assets of Filene’s Basement, Inc., an off-price retail clothing chain, pursuant to an order of the United States Bankruptcy Court for the District of Delaware in accordance with Sections 105, 363 and 365 of the United States Bankruptcy Code. Assets of Filene’s, Inc. were acquired for a variety of reasons including the opportunity to capitalize on the strength of brand awareness, leverage the utilization of combined infrastructure and personnel, and to expand market share in the off-price retail clothing market. The purchase price paid at closing was approximately $64.0 million in cash, of which $38.9 million was paid for by the Company. Approximately $25.1 million was paid for by Vornado Realty Trust and its joint venture partners to acquire a termination of their lease in Boston, Massachusetts and to make changes to their lease for a Filene’s Basement location in New York, New York. The Company’s portion of the purchase price was paid for through $23.9 million in borrowings under the Company’s asset-based revolving credit facility (Note 4), and the remainder from cash on hand. The acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of ASC Topic 805, Business Combinations.

The consolidated financial statements presented herein include the results of operations for Filene’s, LLC from June 19, 2009, the date of acquisition.

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

SYMS CORP.

Notes to Consolidated Financial Statements, continued

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

The investment strategy objectives of the plan are continued growth and income. All plan assets are managed by outside investment managers. Asset allocations are reviewed on a regular basis by the investment management company. Fixed income securities make up approximately 46% of plan assets. Equities, primarily S&P 500 securities, make up approximately 43% of plan assets. The remaining 11% of the plan assets are in alternative investments and cash. The measurement date used for fiscal 2011 is February 29, 2012. For fiscal 2010, the measurement date was February 28, 2011.

Presented below is financial information relating to this plan for the fiscal years indicated:

	February 25, 2012	February 26, 2011
	(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation – beginning of period	$10,077	$9,673
Interest cost	600	584
Actuarial (loss) return	(197)	378
Gross benefits received (paid)	737	(558)
Net benefit obligation – end of period	$11,217	$10,077

CHANGE IN PLAN ASSETS:
Fair value of plan assets – beginning of period	$7,862	$7,033
Employer contributions	515	397
Gross benefits paid	(577)	(558)
Actual return on plan assets	294	990
Fair value of plan assets – end of period	$8,094	$7,862

Funded status at year end	$(3,123)	$(2,215)

Pension expense (benefit) includes the following components:

	February 25, 2012	February 26, 2011	February 27, 2010
	(in thousands)
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost	$-	$-	$-
Interest cost	600	584	558
Loss on assets	(294)	(990)	(1,746)
Amortization of (gain) loss	(174)	553	1,350
Net periodic (benefit) cost	$132	$147	$162

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	6.1%	6.1%	6.1%
Rate of compensation increase	-	-	-

The expected long-term rate of return on plan assets was 8.0% for all years.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

As of February 25, 2012 the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2012	$607
2013	615
2014	635
2015	642
2016	682
2017-2021	3,678

The fair values and asset allocation of the Company’s plan assets as of February 25, 2012 and the target allocation for fiscal 2012, by asset category, are presented in the following table (in thousands). All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

			% of Plan
Asset Category	Asset Allocation	Fair Value	Assets
Cash and equivalents	0% to 10%	$295	4%
Equity Securities	30% to 50%	3,456	43%
Fixed Income Securities	35% to 55%	3,762	46%
Alternative Investments	5% to 25%	581	7%
Total		$8,094	100%

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

b.	Profit-Sharing and 401(k) Plan - The Company has a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution savings plan 401(k) for substantially all of its eligible employees. Employees may contribute a percentage of their salary to the plan subject to statutory limits. No contributions were made to this plan in fiscal 2011, fiscal 2010 and fiscal 2009.

NOTE 9 – COMMITMENTS

a)	Leases - The Company no longer has operating leases for its retail stores. Previous operating lease liability claims under 502(b)(6) of the U.S. Bankruptcy Code total approximately $56.5 million and are reported in total current liabilities on the consolidated statement of net assets.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

Rent expense for operating leases (in thousands) is as follows:

	Eight Months Ended	Fiscal Year Ended	Fiscal Year Ended
	October 29, 2011	February 26, 2011	February 27, 2010
Minimum rentals due	$23,416	$35,684	$27,060
Escalation rentals accrued	3,058	3,516	2,167
Sublease rentals	(812)	(1,257)	(1,319)
Total	$25,662	$37,943	$27,908

b)	Legal Proceedings - The Company is a party to routine litigation incidental to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

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

NOTE 11 - STOCK OPTION PLAN

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

SYMS CORP.

Notes to Consolidated Financial Statements, continued

The 2005 Plan permits the Company to issue restricted shares, restricted share units, performance units, cash-based awards and other share-based awards with such terms and conditions (including applicable vesting conditions) as the Company shall determine, subject to certain terms and conditions set forth in the 2005 Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The aggregate intrinsic value of the outstanding and exercisable options during both fiscal 2011 and fiscal 2010 was approximately $0. The aggregate intrinsic values of options exercised during fiscal 2011 and fiscal 2010 were approximately $0.

The following table summarizes stock option activity for each of the past three fiscal years:

	Fiscal Year Ended
	(in thousands except per share amounts)
	February 25, 2012		February 26, 2011		February 27, 2010
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share

Outstanding – beginning of year	98	$15.01	98	$15.01	111	$13.81
Exercised	-	-	-	-	(9)	7.18
Cancelled	-	-	-	-	(4)	5.21
Outstanding – end of year	98	$15.01	98	$15.01	98	$15.01

Options exercisable at year end	98	$15.01	98	$15.01	98	$15.01

During fiscal 2011, no stock options were exercised or cancelled by the Company. The remaining outstanding options expire in 2015.

NOTE 12 -   NET (LOSS) INCOME PER SHARE

In accordance with ASC Topic 260 “Earnings Per Share”, basic net (loss) income per share has been computed based upon the weighted average common shares outstanding. Diluted net (loss) income per share gives effect to outstanding stock options, if they are dilutive.

Net (loss) income per share has been computed as follows:

	Eight Months Ended
	October 29, 2011	Fiscal 2010	Fiscal 2009
	(in thousands except per share amounts)

Basic and diluted net (loss) income per share:
Net (loss) income	$(76,027)	$(32,857)	$8,308
Average shares outstanding – basic and diluted (1)	14,448	14,456	14,593
Net (loss) income per share – basic and diluted	$(5.26)	$(2.27)	$0.57

(1) All outstanding options were anti-dilutive for the eight months ended October 29, 2011, fiscal 2010 and fiscal 2009.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

NOTE 13 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Quarter
	First	Second	Third	Fourth (1)
	(In thousands, except per share amounts)
EIGHT MONTH ENDED OCTOBER 29, 2011
Net sales	$105,355	$86,319	$66,540	N/A
Gross profit	$44,642	$31,800	$23,743	N/A
Net income (loss) (2)	$1,474	$(11,546)	$(65,955)	N/A
Net income (loss) per share – basic and diluted	$0.10	$(0.80)	$(4.57)	N/A

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
YEAR ENDED FEBRUARY 26, 2011
Net sales	$121,445	$102,073	$120,739	$100,876
Gross profit	$53,743	$37,123	$51,345	$31,581
Net loss (3) (4) (5)	$(809)	$(10,930)	$(3,315)	$(17,803)
Net loss per share – basic and diluted	$(0.06)	$(0.76)	$(0.23)	$(1.23)

(1)	Adoption of liquidation basis therefore not applicable (“N/A”).
(2)	Includes write off of deferred tax assets of $46,266 in the third quarter.
(3)	Includes loss on disposition of assets of $504 in the third quarter of 2010.
(4)	Includes asset impairment charge of $1,721 and $2,534 in the third and fourth quarters, respectively.
(5)	Includes restructuring charges of $831, $471, $831 and $7,173 in the first, second, third and fourth quarters, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

On March 9, 2010, the Company purchased 150,196 shares of the Company’s Common Stock from the Sy Syms Revocable Living Trust at a price of $8.04 per share. The purchase was approved by a committee of the Board consisting solely of the independent members of the Board. The price approved by the committee, after consultation with a financial consultant and counsel, represented a 5% discount to a thirty-day volume weighted average price.

As of April 2012, the Company is resolved to file a motion with the Bankruptcy Court that would require Marcy Syms to repay the Company $1.6 million for all post Sarbanes-Oxley premiums paid by the Company on her behalf as well as $0.2 million for the net present value of Pre Sarbanes-Oxley premiums, for a total of $1.8 million. The value of these premiums continues to be recorded as an asset and is included in prepaid expenses and other current assets on the statement of net assets.

NOTE 15 – RESTRUCTURING CHARGES

Since the acquisition of the assets from Filene’s, Inc. in June 2009, the Company had continued to assess the most effective manner in which to integrate the operations of Filene’s, LLC and Syms to maximize the synergies of the two businesses. This plan included the integration of the two IT systems into one common platform, the consolidation of distribution center functions, the co-branding of several stores, the closing of Filene’s Massachusetts office and related reductions in staffing levels. In addition, the Company closed four under-performing stores in fiscal 2010. The Company was required to continue to make lease payments on two of these closed stores, one through May 2012 and the other through September 2017. The Company had recorded the present value of these payments (net of estimated sub-lease income) as a restructuring charge totaling $7.2 million in 2010.

SYMS CORP.

Notes to Consolidated Financial Statements, continued

The consolidation of distribution center functions involved a shift of most merchandise processing to the Company’s Massachusetts distribution center. The New Jersey distribution center served to replenish the high volume New York City stores, process Bridal and Vault and continued to house the adjoining retail store and corporate offices. Severance costs associated with staffing level reductions for approximately 200 employees, including store, distribution center and corporate support staff, totaled $1.1 million. In addition, $0.8 million in professional fees related to the integration of the two IT systems and $0.3 million of legal costs were incurred and have been recorded as restructuring charges.

Due to the Chapter 11 Bankruptcy filing, any remaining lease obligations were written off in November 2011 and any future amounts due to the Landlord were recorded in total current liabilities (See Note 9).

The details of the restructuring accruals are as follows (in thousands):

	Lease obligations	One-time termination benefits	Other associated costs	Total

Balance, February 28, 2010	$-	$-	$-	$-
Additions	7,171	1,082	1,053	9,306
Payments and other adjustments	37	(976)	(1,053)	1,992
Balance, February 26, 2011	$7,208	$106	$-	$7,314

Payments and other adjustments	(1,654)	(106)	-	(1,760)
Write off due to Bankruptcy	(5,554)	-	-	(5,554)
Balance, February 25, 2012	$-	$-	$-	$-

The net accrual of $7,314 at February 26, 2011 is reported as $2,322 in accrued expenses and $4,992 in other long-term liabilities.

