Form 10-K/A
period 2012-02-25
SYMS CORP
filed 2012-06-22
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Yes ☑                    No ☐                    Not Applicable ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of June 22, 2012, 14,448,188 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K/A Index

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of Syms Corp. (the “Company”) for the year ended February 25, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2012 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Company will not be incorporating by reference to a definitive proxy statement. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	BOARD OF DIRECTORS

Name of Director	Age	Director Since	Position

Marcy Syms (1) (4) (5)	61	1983	Chief Executive Officer
			and Chairman of the Board
Henry M. Chidgey (2) (3)	62	2006	Director of the Company
Bernard H. Tenenbaum (1) (2) (3) (4) (5)	57	2006	Director of the Company
Thomas E. Zanecchia (2) (3)	57	2007	Director of the Company

_______________________

(1) Member of the Executive Committee of the Company.

(2) Member of the Stock Option Committee of the Company.

(3) Member of the Audit Committee of the Company.

(4) Member of the Nominating & Corporate Governance Committee of the Company.

(5) Member of the Compensation Committee of the Company.

The Board of Directors of the Company (the “Board”) is comprised of four (4) directors (each a “Director”). Each Director serves a one (1) year term and serves until the Director’s successor is duly elected and qualified.

Set forth below is biographical and other information about the Directors, including information concerning each Director’s particular experience, qualifications, attributes and skills.

MARCY SYMS has been a Director of the Company since 1983, served as President from 1983 until 2010 and was Chief Operating Officer of the Company from 1984 until January 1998. From January 1998 until the present, Ms. Syms has served as Chief Executive Officer of the Company. Ms. Syms is also a director of Rite-Aid Corp. Ms. Syms was elected Chairman of the Board in 2010. Ms. Syms is qualified to serve as a director in part because of her long-time dedicated service to, and her substantial familiarity with, the Company, her knowledge of the Company’s assets and her public image, which is closely associated with the Company and its public image.

HENRY M. CHIDGEY has been President of Osage International Consulting Group since 2000. Mr. Chidgey was President and Chief Operating Officer of Hearts on Fire, a privately held branded diamond and diamond jewelry business, from 2003 to 2004 and he continues to serve as an advisor to that company. Mr. Chidgey served as Director and Chief Operating Officer of FerroNorte, SA, a Brazilian railroad company, from 1997 to 1999 and prior to that he was President of RailTex from 1995 to 1997. Mr. Chidgey is qualified to serve as a director in part because of his experience and history with the Company, as well as his experience in serving as the chief operating officer of diverse businesses.

BERNARD H. TENENBAUM is Managing Partner of China Cat Capital, LLC, a consulting and investment company focused on transactions in Asia, and President of the Children’s Leisure Products Group, a holding company with investments in children’s leisure product businesses, a position he has held since 1997. He also served as an advisor to Bel Air Partners, an investment banking firm from 2000 to 2009. Previously, he was Vice President of Corporate Development for Russ Berrie & Co., an NYSE-traded gifts and juvenile products company and was the founding Director of the George Rothman Institute of Entrepreneurial Studies at Fairleigh Dickinson University as well as the first George Rothman Clinical Professor of Entrepreneurial Studies. Mr. Tenenbaum is qualified to serve as a director in part because of his experience and history with the Company, his background in entrepreneurial studies and the role he typically performs as a business counselor.

THOMAS E. ZANECCHIA is the founder and has been the President of Wealth Management Consultants, Inc. since 1993. He is also co-founder of Branzan Investment Advisors, Inc. Prior to founding these companies, Mr. Zanecchia was a stockholder and President of Financial Consulting Services for Asset Management Group. Mr. Zanecchia is qualified to serve as a director in part because of his experience and history with the Company as well as his experience with finance and the extent of his consulting capabilities.

B.	EXECUTIVE OFFICERS.

The Company’s executive officers, as well as additional information with respect to such persons, are set forth below.

Name	Age	Officer Since	Position

Marcy Syms	61	1983	Chief Executive Officer and Chairman of
			the Board
Jeff Feinberg	46	2011	President
Gary Binkoski	51	2011	Chief Financial Officer
Josephine Geiger	58	2011	Chief Accounting Officer
Ann Keefe	48	2010	Senior Vice President, Human Resources
Laura McCabe Brandt	41	2010	Vice President, General Counsel and
			Corporate Secretary

Information with respect to Ms. Syms is set forth above under “Board of Directors.”

Jeff Feinberg, President

Mr. Feinberg has significant experience in leading companies, and in particular companies in the retail sector, through the bankruptcy process. Mr. Feinberg is a Managing Director and a National Practice Leader with Alvarez & Marsal and has provided advisory services to the Company since April 2011 and, prior to that, served as Interim Chief Executive Officer of SVP Worldwide. Previously, Mr. Feinberg served as Managing Director and Operating Partner with Angelo, Gordon & Co. Prior to Angelo, Gordon & Co., Mr. Feinberg was employed by Alvarez & Marsal and served in various positions, including Interim Chief Executive Officer of Judith Leiber, Restructuring Officer for Kasper/Anne Klein New York, Interim Operating Officer of Marchon Eyeware and Chief Financial Officer and Chief Operating Officer of Mannor Corporation. Mr. Feinberg earned a Bachelor’s degree, with honors, in Finance and English from Lehigh University.

Gary Binkoski, Chief Financial Officer

Mr. Binkoski is a Senior Director with Alvarez & Marsal. Previously, Mr. Binkoski served as Vice President, Finance for The Limited Too (2007-2008). Prior positions included COO/CFO for Cord Camera (2005-2007), Senior Vice President and Chief Financial Officer for Organized Living, Inc. (2004-2005), Vice President, Finance Retail division of Office Depot (2002-2003), as well as senior level positions at ACNielsen/ VNU (1990-2002). Mr. Binkoski earned a Bachelor’s degree in Business Administration from Loyola University Chicago and holds a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.

Josephine Geiger, Chief Accounting Officer

Ms. Geiger started as Vice President, Controller for Syms Corp. in October 2010 and was appointed Chief Accounting Officer in July 2011. Prior to joining the Company, she held the position of Senior Vice President and Controller for Barneys New York (2000-2010). Ms. Geiger has a wealth of retail financial experience, serving as Vice President, Controller of Petrie Retail, Inc., and Canadians Corp. She also held prior financial positions at Kids R Us, a division of Toys R Us and Hermans Sporting Goods. She holds a Bachelor’s degree from Montclair State University and an MBA from Fairleigh Dickinson University.

Ann Keefe, Senior Vice President, Human Resources

Ms. Keefe joined Filene’s Basement in 1982 in the Flagship downtown Boston location.  Over the years, Ms. Keefe progressed through a series of Human Resources positions in the Boston store, the Distribution Center and the Corporate Office.  She became Vice President of Human Resources in 2005 and Senior Vice President of Human Resources in 2008.  In 2010, Ms. Keefe was named as Senior Vice President, Human Resources of Syms Corp.

Laura McCabe Brandt, Vice President, General Counsel & Corporate Secretary

Ms. Brandt joined Syms Corp. in October 2010 as Vice President and General Counsel. In January 2011, the Board appointed Ms. Brandt to the position of Corporate Secretary. Prior to joining the Company, Ms. Brandt served as the U.S. General Counsel for H&M Hennes & Mauritz L.P., a wholly owned subsidiary of the international retailer H&M Hennes & Mauritz AB, as Associate General Counsel for Apple Core Hotels, Inc., a New York City hotel and property management company and as Associate General Counsel for Ranieri & Co., Inc., a private investment firm. She is a licensed attorney in the State of New York and maintains an in-house limited license from the New Jersey Bar. Ms. Brandt holds a BA from Loyola University Chicago and a JD from Touro Law Center.

The Company’s officers are appointed by the Board and hold office at the discretion of the Board.

Code of Ethics for Senior Financial Officers. The Board has adopted a Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Controller, which is available on the Company’s website at www.syms.com. A copy of the Code of Ethics for Senior Financial Officers is available in print to any shareholder who submits a written request for such Code of Ethics to the Company’s Corporate Secretary at Syms Corp., One Syms Way, Secaucus, New Jersey 07094.

On March 23, 2011, the Company and Alvarez & Marsal Private Equity Performance Improvement Group, LLC (“A&M”) entered into an engagement letter, as amended, pursuant to which A&M provides the Company with management services.

Following the commencement of the Company’s Chapter 11 case, the United States Bankruptcy Court for the District of Delaware (the “Court”) authorized and approved A&M’s engagement during the Chapter 11 bankruptcy proceedings. Mr. Feinberg and Mr. Binkoski are employed, and compensated, by A&M and have been assigned to their respective positions with the Company pursuant to such arrangement. The Company compensates A&M for its services and does not compensate or provide any benefits to Mr. Feinberg and Mr. Binkoski directly.

C. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Common Stock of the Company with the SEC. Executive officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all such forms they file.

To the Company’s knowledge, based solely on its review of the copies of such forms received by it, all filing requirements applicable to its executive officers, directors, and greater than 10% shareholders were met during fiscal 2011.

D. AUDIT COMMITTEE.

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

The Audit Committee has the principal function of reviewing the adequacy of the Company’s internal system of accounting controls, conferring with the independent registered public accountants concerning the scope of their examination of the books and records of the Company and their audit and non-audit fees, recommending to the Board the appointment of independent registered public accountants, reviewing and approving related party transactions and considering other appropriate matters regarding the financial affairs of the Company. The current members of the Audit Committee are Bernard H. Tenenbaum (Chairman), Henry M. Chidgey and Thomas E. Zanecchia. None of these individuals is, or has ever been, an officer or employee of the Company and all are considered “independent” for the purposes of the NASDAQ governance standards. As noted on the Original Form 10-K, on November 4, 2011, the Company received notice from the NASDAQ Listing Qualifications Staff stating that the Staff has determined that the Company’s securities would be delisted from the NASDAQ Stock Market LLC (the “NASDAQ”). The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110 (b) and IM-5101-1 following the Company’s announcement on November 2, 2011 that it and each of its subsidiaries filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the Court. Syms stock was delisted by NASDAQ prior to the market opening on November 15, 2011. NASDAQ filed Form 25-NSE with the SEC removing the Company’s securities from listing and registration on the NASDAQ.

In addition to meeting the independence standards of the NASDAQ, each member of the Audit Committee is financially literate and meets the independence standards established by the SEC. The Board has also determined that Bernard H. Tenenbaum has the requisite attributes of an “audit committee financial expert” as defined by regulations of the SEC and that such attributes were acquired through relevant education and experience. The Audit Committee met four times during fiscal 2011.

Item 11. EXECUTIVE COMPENSATION

A. COMPENSATION DISCUSSION AND ANALYSIS.

The following Compensation Discussion and Analysis describes the material elements of compensation for the Company’s executive officers identified in the Summary Compensation Table. The Compensation Discussion and Analysis also provides analysis with respect to the compensation disclosed in the tables that follow.

Compensation Philosophy: The Company’s compensation program is designed to ensure that total compensation paid to executive officers and key employees is fair and reasonable. The Company has structured its executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. This philosophy also includes aligning and rewarding management for increasing shareholder value.

The Compensation Committee, through its executive compensation policy, strives to provide compensation rewards based upon corporate and individual performance. It seeks to maintain a relatively simple compensation program in order to avoid the administrative costs which the Compensation Committee believes are inherent in multiple complex compensation plans and agreements.

The Company does not generally enter into employment, severance or change in control agreements with any of its executive officers. However, Josephine Geiger, the Chief Accounting Officer has a pre-negotiated severance package included in her employment letter.

Ms. Geiger negotiated a six (6) month severance package upon involuntary termination from the Company. Further details on the employment offer letters are described under the heading “Employment Offer Letters”.

The determination of compensation ranges for executive officers did not utilize benchmarking compensation packages with other retailers to analyze the compensation of our executive officers during the past fiscal year. In setting compensation for our executive officers, the Company has traditionally focused upon (i) the current compensation of the employee, (ii) past compensation for the employee and for other individuals in the same role or similar roles at the Company and (iii) the Company’s operating results. Determination of Ms. Syms’ compensation as the Company’s Chief Executive Officer for fiscal 2011 reflects the Company’s changed circumstances upon filing for bankruptcy protection.

Consideration of the Company's 2011 Stockholder Vote on Executive Compensation: At the Company’s 2011 Annual Meeting of Stockholders, 93.54% of the votes present and entitled to vote on the matter approved the Company’s fiscal 2010 executive compensation program. The Company believes the outcome of this proposal evidences the commitment of the Compensation Committee to a dialogue with the Company’s stockholders regarding key corporate governance issues, including matters related to executive compensation, and the Compensation Committee’s dedication to implement an appropriate executive compensation program. In addition, at the 2011 Annual Meeting of Stockholders, the stockholders voted to approve an annual holding of the advisory vote on the Company’s executive compensation. Following the 2011 Annual Meeting of Stockholders, the Board reviewed this vote and approved a resolution to hold future, non-binding, advisory votes on executive compensation on an annual basis until the next required non-binding, advisory vote of the frequency of the advisory vote on executive compensation.

Base Salary: The base salary for Company personnel is intended to provide competitive remuneration for services provided to the Company over a one-year period and is designed to compensate an individual for his or her level of responsibility and performance.

Bonus: Bonuses may be awarded based upon individual performance as measured against individual goals and objectives, combined with the Company’s attainment of corporate goals and objectives. The Compensation Committee utilizes cash bonuses, when it feels a bonus is merited, based on factors such as an executive’s individual performance and the Company’s performance relative to its past performance and the performance of competitors. On January 17, 2012, the Honorable Kevin J. Carey presiding in the Court issued an order wherein a wind-down employee retention plan was approved for the benefit of the remaining Syms Corp. employees.

Stock Option Plans: The Company’s Amended and Restated Stock Option and Appreciation Plan (the “Stock Option Plan”) allows for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights. The Stock Option Committee froze the Stock Option Plan as of December 31, 2006 and at such time, no further grants have been awarded under this plan.

There were no options granted during fiscal 2011, and all options previously granted, but for the 97,500 stock options held by Ms. Syms, are no longer outstanding. Further details on outstanding equity awards at the end of the 2011 fiscal year are shown under the heading "Outstanding Equity Awards at Fiscal Year-End" below.

Employment Offer Letters: The Company does not generally enter into individual employment, severance or change in control agreements with any of its executive officers. However, the Company has entered into an employment offer letter with Ms. Geiger, the Chief Accounting Officer, dated as of September 2010 and amended as of July 2011. Ms. Geiger’s employment offer letter provides that she is entitled to an annual base salary of $200,000 and an annual car allowance of $6,000. In addition, in the event Ms. Geiger’s employment is terminated involuntarily, she would be entitled to a severance payment equal to six months base salary. The Company also entered into an employment offer letter with Ms. Brandt, the General Counsel, dated October 2010 that provides for an annual base salary of $250,000 and an annual car allowance of $6,000.

Tax Considerations: It is the responsibility of the Compensation Committee to address the issues raised by the tax laws which make certain non-performance-based compensation to certain executives of public companies in excess of $1,000,000 non-deductible to the Company. In this regard, the Compensation Committee must determine whether any actions with respect to this limit should be taken by the Company. At this time, it is not anticipated that any executive officer will receive any compensation in excess of this limit, and this limit was not exceeded in fiscal 2011.

Named Executive Officers: In connection with the Company’s bankruptcy, the Company entered into an agreement with A&M pursuant to which A&M provides the Company with management services. Mr. Feinberg, our President, and Mr. Binkoski, our Chief Financial Officer, are employed by A&M and thus receive all their compensation and benefits from A&M and not from us.

B. EXECUTIVE COMPENSATION, RETIREMENT PROGRAMS AND OTHER ARRANGEMENTS

This section and the tables set forth in this section should be read in conjunction with the more detailed description of our executive compensation plans and arrangements included in the “Compensation Discussion and Analysis” which precedes this section.

Summary Compensation Table For Fiscal 2011, 2010 and 2009

The following table sets forth compensation earned during fiscal 2011, 2010 and 2009 by the Company’s Chief Executive Officer, Chief Financial Officer, the three other most highly paid executive officers whose total compensation for fiscal 2011 exceeded $100,000 and two former executive officers:

				All Other	Total
	Fiscal			Compen-	Compen-
Name and Principal Position	Year	Salary	Bonus	sation	sation

Marcy Syms	2011	$576,180		$184,062 (6)	$760,242
Chief Executive Officer	2010	$581,319		$191,699 (6)	$773,018
	2009	$587,543		$154,843 (6)	$742,386

Gary Binkoski (1)	2011
Chief Financial Officer	2010
	2009

Seth Udasin (2)	2011	$178,749		$68,538	$247,288
Chief Financial Officer	2010	$147,019		$3,230	$150,249
and Chief Accounting Officer	2009

Laura McCabe Brandt (3)	2011	$250,000	$87,500	$6,000	$343,500
Vice President, General Counsel	2010	$51,923		$1,269	$53,192
and Corporate Secretary	2009

Joel Feigenbaum (4)	2011	$497,810		$7,199	$505,010
President	2010	$346,153		$5,815	$351,969
	2009

Josephine Geiger (5)	2011	$200,000	$70,000	$6,000	$276,000
Chief Accounting Officer	2010	$41,538		$1,269	$42,808
	2009

Ann Keefe	2011	$220,000	$25,000	$17,400 (7)	$262,400
Senior Vice President,	2010	$192,692		$16,730 (7)	$209,422
Human Resources	2009	$148,619			$148,619

(1)	Mr. Binkoski’s services as Chief Financial Officer are provided through an agreement between the Company and A&M dated March 23, 2011, and as amended. Thus, the Company does not pay any compensation nor provide any employee benefits directly to Mr. Binkoski.
(2)	Mr. Udasin acted as Chief Financial Officer and Chief Accounting Officer from June 2010 through July 2011. Terms of his employment letter with the Company led to severance payments of $63,461.52 from July 2011 until the bankruptcy filing by the Company on November 2, 2011. The remainder of Mr. Udasin’s other compensation represents payment by the Company of a car allowance.
(3)	Ms. Brandt was hired as Vice President and General Counsel in October 2010.
(4)	Mr. Feigenbaum was hired as Chief Integration Officer in March 2010 and became President and Chief Operating Officer in October 2010. Mr. Feigenbaum’s employment with the Company ended in November 2011.
(5)	Ms. Geiger was hired as Vice President, Controller in October 2010. In July 2011, Ms. Geiger was promoted to Chief Accounting Officer.
(6)	For 2011, Ms. Syms received the benefits of a company car valued at $34, 927, VIP health plan benefits of $38, 734 and split dollar life insurance premiums of $110,401. For 2010, Ms. Syms received the benefits of a company car valued at $30,793, VIP health plan benefits of $40,989 and split dollar life insurance premiums of $119,917. For 2009, Ms. Syms received VIP health plan benefits of $46,256 and split dollar life insurance premiums of $108,587.

(7)	Ms. Keefe became the Senior Vice President, Human Resources for the Company in 2010. The other compensation paid for 2010 and 2011 represents payment by the Company of a car allowance.

Grants of Plan-Based Awards

During Fiscal Year Ended February 25, 2012

During the last completed fiscal year, the Company did not grant stock options or other share-based awards.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for Ms. Syms with respect to stock option awards outstanding at February 25, 2012. At that date, no other executive officer named in the Summary Compensation Table held any equity awards.

	Number of securities	Number of securities
	underlying unexercised	underlying unexercised
	options at	options at	Option	Option
	February 25, 2012	February 25, 2012	Exercise	Expiration
Name	(Exercisable)	(Unexercisable)	Price	Date

Marcy Syms	97,500	-	$15.01	7/21/2015

Option Exercises During the

Fiscal Year Ended February 26, 2012

There were no options exercised during fiscal 2011 by any of the executive officers named in the Summary Compensation Table. None of those officers own any shares of restricted stock, restricted stock units or similar instruments that vested during fiscal 2011.

Retirement Benefits

Each of the Company’s executive officers who were employed prior to December 31, 2006, is entitled to participate in the Syms Corp. defined benefit pension plan on the same basis as all other eligible executives. Effective December 31, 2006, this plan was frozen and no additional benefits have accrued.

Each of the Company’s executive officers is entitled to participate in the Company’s defined contribution 401(k) plan on the same basis as all other eligible employees. In addition, the Company also has a tax-qualified profit sharing plan to which the Company makes a discretionary contribution based on its performance. All employees can participate in this plan once they become eligible. There were no contributions made to the accounts of the executive officers during 2011.

Pension Plan

The Company sponsors a defined benefit pension plan (the “Pension Plan”). A Pension Plan participant’s interest vests over a seven-year period commencing in the third year at the rate of 20% after completing three years of employment and 20% for each year thereafter, and is 100% vested after the completion of seven years of service. Benefit payments are made in the form of one of five annuity payment options elected by the participant. Amounts in the table below are based on a straight life annuity. For the executive officers named in the Summary Compensation Table who participate in the Pension Plan, compensation for purposes of the Pension Plan generally corresponds to the amounts shown in the “Salary” column of the Summary Compensation Table.

Currently no more than $245,000 (as adjusted from time to time by the Internal Revenue Service) of cash compensation may be taken into account in calculating benefits payable under the Pension Plan. Ms. Syms was credited with 33 years of service at December 31, 2011. Benefits under the Pension Plan are not subject to any deduction for social security or other offset amount. The annual retirement benefit is reduced pro rata if the employee has completed less than 25 years of service. A participant is entitled to be paid his or her benefits upon retirement at age 65. If a participant has completed at least 15 years of service, he or she may retire upon reaching age 55 but the benefits he or she receives will be actuarially reduced to reflect the longer period during which he or she will receive a benefit. A participant who leaves the Company for any reason other than death, disability or retirement will be entitled to receive the vested portion of the benefit payable over different periods of time depending on the aggregate amount vested and payment option elected.

The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information regarding the benefits payable under the Pension Plan, which represents the only plan of the Company that provides for payments or other benefits at, following, or in connection with an officer’s retirement.

2011 Pension Benefit

	Plan	No. of years	Present Value of	Payments During Last
Name	Name (1)	credit service	Accrued Benefits ($)	Fiscal Year ($)

Marcy Syms		33	215,251	0
Jeff Feinberg (2)		-	-
Gary Binkoski (2)		-	-
Ann Keefe (2)		-	-
Laura McCabe Brandt (2)		-	-
Josephine Geiger (2)		-	-

(1)	Syms Corp. Defined Benefit Plan
(2)	Mr. Feinberg, Mr. Binkoski, Ms. Keefe, Ms. Brandt and Ms. Geiger were not eligible to participate in the pension plan. The plan was frozen effective as of December 31, 2006.

Termination or Change in Control Payments

The Company does not generally enter into individual employment, severance or change in control agreements with any of its executive officers. However, the Company did enter into an offer letter agreement with Mr. Udasin. Pursuant to the letter agreement, Mr. Udasin, in exchange for a general release of claims in favor of the Company, was provided severance payments over a six-month period that equaled $137,500. In addition, the Company entered into an employment letter with Ms. Geiger that includes a provision for the payment of up to six months of base salary as severance upon the involuntary termination of Ms. Geiger’s employment with the Company. In the event the Company is required to pay Ms. Geiger severance per the terms of her employment letter, the amount to be paid by the Company over the six month period would be $100,000. The Company does not otherwise have a formal severance policy with its executive officers and determines on a case by case basis whether severance would be provided upon the termination of an executive officer.

Other than the arrangements described above for Ms. Geiger, there are no other contractual amounts that may become payable or vested upon certain termination of employment of current employees or upon a change in control. As of the end of fiscal 2011, all outstanding stock options were fully vested and exercisable. No additional payments or benefits will accrue or be paid to the individual or the individual’s estate, if applicable, other than what has been accrued and vested in the benefit plans discussed above under the heading “Retirement Benefits”.

Payments Made Upon Voluntary or Involuntary Termination: If the employment of any of the named executive officers who have received stock options or other long-term incentive awards is voluntarily or involuntarily terminated (other than upon death or disability, as described below), then under our standard award agreements, the following will occur:

•	all unvested awards will be forfeited and deemed cancelled immediately upon such termination; and

•	in the event of a termination without “cause,” outstanding vested stock options will be forfeited and deemed cancelled and no longer exercisable on the earlier of the 90th day following such termination or the expiration date of the option.

Payments Made Upon Disability: If the employment of any of the named executive officers who have received stock options or other long-term incentive awards is terminated due to disability, then under our standard award agreements, the following will occur:

•	outstanding vested stock options will be forfeited and deemed cancelled and no longer exercisable on the earlier of 12 months following such termination or the expiration date of the option; and

•	all restrictions underlying all unvested shares of restricted stock will lapse and become immediately vested.

Payments Made Upon Death: If any of the named executive officers who have received stock options dies, then under our standard award agreements, such death will not trigger an acceleration of the vesting of any stock options. Outstanding vested stock options will be forfeited and deemed cancelled and no longer exercisable on the earlier of 12 months following death or the expiration date of the option. If any of the named executive officers who have received shares of restricted stock dies, then under our standard award agreements, upon death, all restrictions underlying all unvested shares of restricted stock will lapse and become immediately vested.

Potential Payments Upon Change in Control: Under our standard equity award agreements, upon a “change in control,” all outstanding stock options will immediately vest and be exercisable and all unvested shares of restricted stock will immediate vest. No additional payments or benefits will accrue or be paid upon a change in control.

C. COMPENSATION OF DIRECTORS

Each member of the Board who is not an officer or employee of the Company receives a director’s fee, presently established at the rate of $5,000 per meeting, for attending regular or special meetings of the Board. Additionally, each audit committee member receives $2,000 per meeting and the chair person of the audit committee receives $4,000 per meeting. For other committees, each committee member of the Board receives $1,000 for any committee meeting attended by such member. Travel expenses of such directors related to attendance at Board and committee meetings are reimbursed. Directors who are officers or employees of the Company do not receive any additional compensation by reason of their service as directors.

The following table sets forth certain information regarding the compensation we paid to each individual who served as a director of the Company during fiscal 2011, other than Ms. Syms. See the “Summary Compensation Table” above for information pertaining to compensation paid to Ms. Syms.

Name	Fees Earned or Paid in Cash

Bernard H. Tenenbaum	$85,478
Beth L. Bronner(1)	$42,339
Henry M. Chidgey	$75,762
Thomas E. Zanecchia	$77,274

(1)	Ms. Bronner resigned from the Board effective as of November 28, 2011.

Compensation Risk Assessment: As of the end of fiscal 2011, our management conducted an assessment of our employee compensation policies and practices and concluded that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on our Company.

D. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Syms and Mr. Tenenbaum served as members of the Compensation Committee during fiscal 2011. Mr. Tenenbaum, Mr. Chidgey and Mr. Zanecchia served as members of the Stock Option Committee throughout fiscal 2011. Ms. Syms is the Chairman of the Board, and the Company’s Chief Executive Officer. No member of the Compensation Committee or Stock Option Committee had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K since the beginning of fiscal 2011, other than as discussed in Item 13 below.

E. COMPENSATION COMMITTEE REPORT

The Compensation Committee and the Stock Option Committee have reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on their review and discussions with management, the committees recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION AND STOCK OPTION COMMITTEES
Marcy Syms
Bernard H. Tenenbaum
Henry M. Chidgey
Thomas E. Zanecchia

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock as of May 1, 2012, except as otherwise set forth in the notes below, for:

▪	each director;
▪	each executive officer named in the summary compensation table;
▪	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially more than 5% of our common stock; and

▪	all directors and executive officers as a group.

Each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

	Amount and Nature of
	Beneficial Ownership	Percent
Name and Address of Beneficial Owner	of Common Stock	of Class

Marcy Syms	7,955,294 (1)	54.7%
One Syms Way
Secaucus, NJ 07094

Franklin Resources, Inc.	1,200,000 (2)	8.3%
One Franklin Parkway
San Mateo, CA 94403

Dimensional Fund Advisors LP	1,177,025 (3)	8.15%
6300 Bee Cave Road
Austin, TX 78746

Marcato Capital Management LLC	951,420 (4)	6.59%
235 Pine Street, Suite 1650
San Francisco, CA 94104

Bernard H. Tenenbaum	100	*

Henry M. Chidgey	-	-

Thomas E. Zanecchia	-	-

All directors and executive officers as a group
(9 persons)	7,955,394	54.7%

* Less than one percent

(1)     Represents (a) 946,932 shares of Company common stock owned directly by Ms. Syms, (b) 697,592 shares of Company common stock held in the Laura Merns Living Trust, dated February 14, 2003 (the “Merns Trust”), (c) 6,213,270 shares of Company common stock held in the Marcy Syms Revocable Living Trust, dated January 12, 1990, as amended (the “Marcy Syms Trust”), of which 5,896,087 shares of Company common stock was transferred to the Marcy Syms Trust from the Cortlandt Enterprises Limited Liability Partnership upon its dissolution in 2009 and (d) fully vested options entitling Ms. Syms to purchase 97,500 shares of Company common stock. Ms. Syms is the sole trustee of the Merns Trust; she disclaims beneficial ownership of the shares owned by the Merns Trust except to the extent of her pecuniary interest in the Merns Trust. Ms. Syms retains the sole voting power with respect to the 6,213,270 shares of Company common stock held by the Marcy Syms Trust and the right to revoke the Marcy Syms Trust at any time.

(2) Franklin Resources, Inc., through Franklin Advisory Services, LLC (“Franklin”), has sole voting and dispositive power with respect to 1,200,000 shares. This information is based upon a Schedule 13G/a publicly filed by Franklin in February 2012.

(3)     Dimensional Fund Advisors LP (“Dimensional”) has sole voting and dispositive power with respect to 1,177,025 shares. This information is based upon a Schedule 13G/A publicly filed by Dimensional in February 2012.

(4)     Marcato Capital Management LLC (“Marcato”) has shared voting and dispositive power with respect to 951,420 shares. This information is based upon a Schedule 13G publicly filed by Marcato in February 2012.

Of the Directors, Messrs. Chidgey and Zanecchia do not beneficially own any shares of Company common stock. Other than Ms. Syms, none of the executive officers named in the summary compensation table beneficially own any shares of Company common stock.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As part of a proposed plan of reorganization of the Company, which requires approval of the Court, the Company is considering a transaction with Ms. Syms, individually, as trustee of the Merns Trust, and as trustee of the Marcy Syms Trust. In the proposed transaction, Ms. Syms, the Merns Trust and the Marcy Syms Trust would sell all of their shares to the Company. The Company would then issue the same number of shares to shareholders of the Company who are accredited investors within the meaning of Regulation D under the Exchange Act pursuant to a rights offering made in connection with the plan. The transaction would involve approximately $20 million. This proposed transaction remains subject to approval by the parties thereto, the Board and the Court. No definitive agreements relating to the proposed transaction have been executed at this time.

We do not have a formal written policy regarding the review, approval or ratification of related party transactions. However, all of our employees, officers and directors are required to comply with our code of business conduct and ethics, which addresses, among other things, actions that are required when potential conflicts of interest arise. Specifically, if an employee, officer or director becomes aware of a conflict of interest, he or she is required to bring it to the attention of a supervisor, manager or other appropriate personnel. Pursuant to its charter, the Audit Committee shall review with management and the independent auditor and approve all transactions or courses of dealing with parties related to the Company. Transactions with related parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party.

Based on information supplied to it by the Directors, the Board has determined that three of the current directors, Bernard H. Tenenbaum, Henry M. Chidgey and Thomas E. Zanecchia, are “independent” under the listing standards of the NASDAQ Stock Market and the rules and regulations promulgated by the SEC. The Board has made such determinations based on the fact that none of such persons have had, or currently have, any material relationship with the Company or its affiliates or any executive officer of the Company or his or her affiliates, that would impair their independence, including, without limitation, any commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship.

The Board has determined that the Company is a “controlled company” (as defined in the NASDAQ Marketplace Rules) based on the fact that more than 50% of the voting power of the Company’s voting stock is held by Ms. Syms, individually and as trustee of the Merns Trust, and as trustee of the Marcy Syms Trust, which entities hold Syms Corp. common shares. As a result, the Company is exempt from the provisions of the NASDAQ governance standards requiring that (i) a majority of the board consist of independent directors, (ii) the nominating committee be composed entirely of independent directors and (iii) the compensation committee be composed entirely of independent directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board has selected BDO USA, LLP (“BDO”) as the independent registered public accounting firm for the Company for the fiscal year ending February 23, 2013. BDO has audited the financial statements of the Company for more than the past five (5) years.

The following is a summary of the fees for professional services rendered by BDO which were billed to us for the past two (2) fiscal years:

	Fiscal year ended
Fee category	February 25, 2012	February 26, 2011
Audit fees	$585,104	$534,500
Audit-related fees	$30,000	$48,000
Total fees	$615,104	$582,500

Audit Fees: Audit fees represent fees for professional services performed by BDO for the audit of our annual financial statements, audit of internal controls and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: Audit-related fees represent fees for assurance and related services performed by BDO that are reasonably related to the performance of the audit or review of our financial statements. These fees were for employee benefit related services in each of the past two fiscal years.

Pre-approval Policies and Procedures: The Audit Committee Charter adopted by the Board requires that, among other things, the Audit Committee must pre-approve all audit and permissible non-audit services rendered by the independent registered accounting firm. These services may include audit services, audit-related services, tax services and other services, including services relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided during the past two fiscal years were pre-approved by the Audit Committee.

The Company and the Audit Committee have considered whether other non-audit services by BDO are compatible with maintaining the independence of BDO in its audit of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMS CORP.

By:	/s/ Marcy Syms
Marcy Syms
Chairman and Chief Executive Officer

Date: June 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcy Syms	Chairman of the Board/ Chief Executive Officer	June 22, 2012
Marcy Syms	and Director (Principal executive officer)

/s/ Gary Binkoski	Chief Financial Officer	June 22, 2012
Gary Binkoski

/s/ Bernard H. Tenenbaum	Director	June 22, 2012
Bernard H. Tenenbaum

/s/ Thomas E. Zanecchia	Director	June 22, 2012
Thomas E. Zanecchia

/s/ Henry M. Chidgey	Director	June 22, 2012
Henry M. Chidgey

