Form 10-Q
period 2012-05-26
SYMS CORP
filed 2012-07-10
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 26, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

At June 22, 2012, the latest practicable date, there were 14,448,188 shares outstanding of Common Stock, par value $0.05 per share.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

SYMS CORP.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS FOR THE

PERIOD FEBRUARY 25, 2012 TO MAY 26, 2012 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) at February 25, 2012	$21,183

Adjustment to fair value of assets and liabilities	621
Adjustment to accrued costs of liquidation	(5,018)
Subtotal	(4,397)

Net Assets (liquidation basis as of May 26, 2012 available to common shareholders)	$16,786

See Notes to Consolidated Financial Statements

SYMS CORP.

CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS

AS OF MAY 26, 2012 AND FEBRUARY 25, 2012 (LIQUIDATION BASIS)

(in thousands)

	May 26,	February 25,
	2012	2012
	(Unaudited)	(Note)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,219	$26,304
Receivables	2,439	2,716
Prepaid expenses and other assets	9,406	9,533
Owned real estate, including air rights	137,553	139,631

TOTAL ASSETS	$161,617	$178,184

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$27,681	$30,556
Accrued expenses	32,243	32,975
Accrued liquidation costs	26,578	32,316
Other liabilities, primarily lease settlement costs	53,722	56,547
Obligations to customers	4,607	4,607

TOTAL LIABILITIES	144,831	157,001

Net assets (liquidation basis - available to common shareholders)	$16,786	$21,183

Note: The consolidated condensed statement of net assets at February 25, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting procedures for complete financial statements.

See Notes to Consolidated Financial Statements

SYMS CORP.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEK PERIOD ENDED MAY 28, 2011 (GOING CONCERN BASIS)

(in thousands, except per share amounts)

For the
Thirteen Weeks
Ended
May 28, 2011
(Unaudited)

Net sales	$105,355
Cost of goods sold	60,713
Gross profit	44,642

Expenses:
Selling, general and administrative	27,059
Advertising	1,268
Occupancy, net	16,199
Depreciation and amortization	3,548
Gain on disposition of assets	(6,441)

Total Operating Expenses	41,633

Income from operations	3,009

Interest expense, net	455

Income before income taxes	2,554

Income tax expense	1,080

Net income	$1,474

Net income per share - basic and diluted	$0.10

Weighted average shares outstanding - basic and diluted	14,448

See Notes to Consolidated Financial Statements

SYMS CORP.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THIRTEEN WEEK PERIOD ENDED MAY 28, 2011 (GOING CONCERN BASIS)

(in thousands)

For the Thirteen
Weeks Ended
May 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,474
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,548
Gain on disposition of assets	(6,441)
(Increase) decrease in operating assets:
Receivables	(832)
Merchandise inventories	3,493
Prepaid expenses and other current assets	3,823
Other assets	(340)
Increase (decrease) in operating liabilities:
Accounts payable	(7,205)
Accrued expenses	(2,151)
Other long term liabilities	984
Income taxes	1,227
Net cash used in operating activities	(2,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(783)
Proceeds from sale of land, building and other assets	16,672
Net cash provided by investing activities	15,889

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings/repayment on revolving credit facility (net)	(13,158)
Net cash used in financing activities	(13,158)

NET INCREASE IN CASH AND CASH EQUIVALENTS	311
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,298
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,609

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$515

Income taxes (net of refunds)	$(147)

See Notes to Consolidated Financial Statements

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 – The Company

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

Overview. Prior to filing for bankruptcy, the Company and its wholly-owned subsidiary, Filene’s Basement, LLC (“Filene’s,” “Filene’s, LLC” or “Filene’s Basement”), collectively owned and operated a chain of 46 “off-price” retail stores under the “Syms” name (which were owned and operated by the Company) and “Filene’s Basement” name (which were owned and operated by Filene’s, LLC). The stores were located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms and Filene’s Basement store offered a broad range of first quality, in-season merchandise, bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC now known as Filene’s Basement, LLC acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), then a Chapter 11 debtor-in-possession operating a retail clothing chain, pursuant to an auction conducted in accordance with section 363 of the Bankruptcy Code. As a result, Filene’s, LLC thereafter owned and operated 21 Filene’s Basement stores then located in the Northeastern, Middle Atlantic, Midwest and Southeast regions until Filene’s, LLC itself became a Chapter 11 debtor, along with the Company, and discontinued its retail operations on or about December 31, 2011. In addition, Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment – the “off-price” retail stores segment.

The Company was incorporated in New Jersey in 1983. The Company maintains its headquarters at One Syms Way, Secaucus, New Jersey 07094. The Company’s headquarters may be reached by telephone at (201) 902-9600. Unless otherwise noted, and notwithstanding (i) that Syms owned and operated Syms and co-branded Syms/Filene’s Basement stores and (ii) that Filene’s, LLC is a separate legal entity and owned and operated Filene’s Basement stores, references to the “Company”, “we” or “our” relate to Syms, including its wholly owned subsidiary Filene’s, LLC. The Company’s fiscal year ends on the Saturday closest to the last day of February each year.

The discussion below is herein presented on a consolidated basis and includes information regarding the Company and its wholly-owned subsidiary Filene’s, LLC.

Chapter 11 Cases. The Company and its subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 in the Court and are currently operating as “debtors-in-possession”. The following discussion provides general background information regarding the Company’s Chapter 11 cases as relevant to the consolidated condensed financial statements of the Company and its subsidiaries and is not intended to be an exhaustive summary.

Additional information on the Company’s filing under the Bankruptcy Code, including access to Court documents and other general information about the Chapter 11 cases, is available online at www.kccllc.net/filenes. Financial information available on that website generally is prepared according to requirements of federal bankruptcy law. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited, and prepared in a format different from that used in the Company’s consolidated condensed financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and filed under the U.S. securities law. Moreover, the materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities or for comparison with other financial information filed with the U.S. Securities and Exchange Commission (the “SEC”).

Commencement of Cases

On November 2, 2011 (the “Petition Date”), Syms and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Chapter 11 Filings”). The Court is jointly administering these cases as “In re: Filene’s Basement, L.L.C., et al, Case No. 11-13511 (KJC).”

Court Orders

On the Petition Date, the Debtors filed various motions with the Court requesting permission to continue operating various aspects of their business as the Debtors wound down their retail operations. The Debtors were granted authority to continue honoring their obligations to their employees and customers; to continue paying their tax obligations in the ordinary course; and to continue operating their existing cash management system in the ordinary course.

The Office of the United States Trustee thereafter appointed two statutory committees in these Chapter 11 cases (together, the “Committees”): an Official Committee of Unsecured Creditors (the “Creditors Committee”), charged with a fiduciary duty to represent the interests of the Debtors' unsecured creditors, and an Official Committee of Syms’ Equity Security Holders (the “Equity Committee”), charged with a fiduciary duty to represent the interests of Syms' shareholders. The members of the Creditors' Committee are (i) PVH Corp., (ii) Rabina Properties, LLC, (iii) Rosenthal & Rosenthal, Inc. and (iv) Vornado Realty Trust; and the members of the Equity Committee are (i) DS Fund I, LLC, (ii) Esopus Creek Value Series Fund LP – Series “L”, (iii) Franklin Value Investors Trust, Franklin Balance Sheet Investment Fund, (iv) Kahn Brothers Group, Inc., and (v) Marcato Capital Management, LLC.

Activity During the Chapter 11 Cases

Store Closing Sales. Immediately upon filing their Chapter 11 petitions, the Debtors sought Court approval to conduct going-out-of-business sales with the assistance of a liquidation agent. On November 16, 2011, the Court entered an order that authorized the Debtors to enter into an agency agreement with a joint venture between Gordon Brothers Retail Partners, LLC and Hilco Merchant Resources, LLC as liquidation agent to commence the store closing sales at the Debtors’ then remaining 41 store locations. The Court further authorized the Debtors to assume an agency agreement that they had entered into prior to filing the Chapter 11 cases with respect to five Filene’s retail locations and to continue store closing sales that had been commenced at those locations.

The commencement of these Chapter 11 cases and the store closing sales were timed to coincide with the holiday shopping season so that the Debtors could have the benefit of, among other things, the “Black Friday” shopping weekend after the Thanksgiving holiday. The Debtors sold virtually all their inventory and much of their furniture, fixtures and equipment during the store closing process. The sales concluded across their various locations in the last days of December 2011. On or about December 31, 2011, the Debtors had ceased retail operations at all of their stores and vacated all their leased retail store and distribution center locations.

Real Estate Matters. As of the Petition Date, the Debtors were lessees under thirty-five commercial real estate leases. The Debtors, with the assistance of the Committees, developed a process for marketing those leases in an effort to sell them or to terminate one or more of them with the agreement of their landlords in order to minimize costs and claims under such leases. On December 16, 2011, the Court entered an order that approved the Debtors’ proposed procedures for the disposition of their leases. Hilco Real Estate, LLC (“Hilco Real Estate”) was retained to assist the Debtors, and conducted an extensive lease marketing process.

The marketing process resulted in the sale of the Debtors’ interest in, or consensual termination of, certain of the Debtors’ leases. The Debtors rejected several other leases effective as of December 31, 2011. Under the Bankruptcy Code, when a debtor rejects a real estate lease, the rejection is considered a breach that gives rise to a claim for breach by the landlord against the debtor. However, the Bankruptcy Code imposes certain caps on the maximum amount of breach claims that a landlord may assert.

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

Contract Rejection and Assumption Process.Section365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the Court and certain other conditions.

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

Case Resolution

Exclusivity. Under the Bankruptcy Code, the Debtors have the exclusive right for 120 days from the date of the filing to file a plan of reorganization and 60 additional days to obtain necessary acceptances. As of June 22, 2012, the Debtors have filed motions to extend such exclusivity periods and the Equity Committee and Creditors Committee have filed motions to terminate same. The Court may render a decision on such motions at any time.

Proofs of Claim. On January 18, 2012, the Court entered an order establishing March 1, 2012 as the bar date for creditors to file their claims with the Court. Shortly thereafter, the Debtors commenced notification, including publication, to all reasonably ascertainable actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court. The Debtors are in the process of reviewing and reconciling claims, and anticipate filing objections to numerous claims over the course of the next several months. Any differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities and claims filed by creditors will be investigated and, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims.

Chapter 11 Plan. On May 24, 2012 the Debtors filed the Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries co-proposed jointly by the Debtors and the Official Committee of Syms Corp. Equity Security Holders (collectively, and as may be subsequently amended, supplemented, or modified, the “Plan”). Along with the Plan, the Debtors also filed on May 24, 2012 the Disclosure Statement With Respect to the Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (collectively, and as may be subsequently amended, supplemented, or modified, the “Disclosure Statement”). The Court has not yet held a hearing to consider approval of the Disclosure Statement. Upon approval of a disclosure statement, the plan, along with the disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization or liquidation must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Court in order to become effective. Under certain circumstances, the Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

As a result of the Chapter 11 Filings, realization of assets and liquidation of liabilities are subject to uncertainty. Further, a plan of reorganization or liquidation could or will materially change the amounts and classifications reported in the consolidated condensed financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan.

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

Costs. The Company has incurred, and will continue to incur, significant costs associated with the reorganization for professional fees for advisors to the Debtors, and to other stakeholders in the Chapter 11 cases.

NOTE 2 – BASIS OF PRESENTATION

Going Concern Basis of Accounting

The consolidated condensed financial statements for the thirteen week period ended May 28, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Statements of Operations and Cash Flows for the thirteen week period ended May 28, 2011 contain all adjustments, including normal recurring adjustments, necessary to present a fair statement of interim results.

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

The Company and Filene’s are required to make significant estimates and exercise judgment in determining the accrued costs of liquidation. The Company and Filene’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands):

	Balance			Balance
	February 25,	Adjustments		May 26,
Estimated Costs of Liquidation	2012	to Reserves	Payments	2012

Real estate related carrying costs	$7,650	$(251)	$(727)	$6,672
Professional fees	22,920	4,225	(8,417)	18,728
Payroll related costs	1,577	576	(1,062)	1,091
Other	169	468	(550)	87
	$32,316	$5,018	$(10,756)	$26,578

The Company reviewed all operating expenses and contractual commitments such as payroll and related expenses, lease terminations cost, owned property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, as recorded at February 25, 2012, which was anticipated to conclude in August 2012, has since been amended to conclude in September 2012. The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the first quarter ended May 26, 2012.

Adjustments to reduce the reserve for real estate carrying costs by approximately $0.3 million were recorded during the first quarter ended May 26, 2012. The adjustments were the result of estimated expenses being greater than actual costs incurred, partially offset by the impact of the additional month included in the anticipated liquidation period.

Adjustments to increase the reserve for professional fees by approximately $4.2 million were recorded during the first quarter ended May 26, 2012. The plan reflects the costs of Debtors’, the Creditors Committee’s and the Equity Committee’s advisors and the hiring of a fee examiner.The budget has increased due to the complexities of litigating the estate and the impact of the additional month included in the anticipated liquidation period.

Adjustments to increase the reserve for payroll and related liquidation expenses by approximately $0.6 million were recorded during the first quarter ended May 26, 2012 primarily as a result of the additional month included in the anticipated liquidation period.

Adjustments To Fair Value of Assets and Liabilities

The following table summarizes adjustments to Net Realizable Value and Net Settlement Amount under liquidation basis of accounting during the first quarter ended May 26, 2012 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	February 26, 2012 through May 26, 2012

Adjust real estate to estimated net realizable value	$(2,078)
Adjust estimated lease settlement costs to net realizable value	2,825
Adjust liability to restore properties	(126)
$621

Real Estate - The net realizable value of real estate assets was adjusted downward in the aggregate by approximately $2.1 million to reflect the current collective belief of the Company and third party real estate experts as of May 26, 2012. The basis for determining the estimated net realizable values took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on management’s weighting of the likelihood of each alternative being achieved an estimated net realizable value of $137.6 million was recorded. While this amount represents management’s best estimate at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the sale of the real estate could materially differ from this estimate.

Lease settlement costs - Lease settlement costs have decreased by $2.8 million due to reductions from 12 locations.

Liability to restore properties - It has been estimated that an additional $0.1 million will be needed for the roof repair at the Houston location.

Note 3 – New Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Note 4 – Financial Position

The Company and Filene’s believe that cash provided from the liquidation process could provide sufficient liquidity to fund the day-to-day costs of liquidation provided that they are able to sell their remaining assets (which consist primarily of owned real estate inclusive of the Company’s corporate headquarters in Secaucus, New Jersey) at anticipated selling prices and within a reasonable period of time.

If the Company and Filene’s are unable to sell the assets in a reasonable period of time, or if they receive substantially less than anticipated, the Company’s ability to settle the liabilities and obligations in full while incurring necessary wind-down costs would be in doubt.

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

Note 5 – Other Current Assets

The Company has recorded the cash surrender value of officers’ life insurance policies on the balance sheet as part of prepaid expenses and other current assets. Such amounts were $1.8 million at May 26, 2012 and February 25, 2012 (see Note 13). Other items include trademark license intangibles of $1.5 million and security deposits of $6.1 million at May 26, 2012.

Note 6 – Bank Credit Facilities

On August 27, 2009, the Company entered into a secured $75 million revolving credit agreement, which was set to expire on August 27, 2012. That credit agreement, which was amended as of January 7, 2011, March 8, 2011 and June 16, 2011, was among Syms as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (the “Credit Agreement”). Subsequent to the Chapter 11 Filings, the Credit Agreement was paid off and terminated on November 18, 2011.

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

The Credit Agreement had sub-limits for letters of credit (“LCs”), which, when utilized, reduced availability under the Credit Agreement. As of May 26, 2012, Syms had no outstanding debt under this facility as it had repaid all its obligations and terminated its Credit Agreement with Bank of America as of November 18, 2011.

At May 26, 2012 and February 25, 2012 the Company had outstanding LCs of $1.3 million, of which $1.1 million was for a standby LC for workers compensation and general liability insurance and $0.2 million was a standby LC for merchandise which were cash collateralized.

The Company had no interest charges for the thirteen week ended May 26, 2012. Total interest charges incurred for the thirteen weeks ended May 28, 2011 were $0.5 million. There was no capitalized interest for thirteen weeks ended May 26, 2012 or May 28, 2011.

Note 7 – Pension Plan

The Company sponsors a defined benefit pension plan for certain eligible employees not covered under acollective bargaining agreement. Participation in, and accrual of benefits under, the pension plan was frozen effective December 31, 2006. As of May 26, 2012 and February 25, 2012, the Company has recorded a liability of $7.9 million within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities. The Company had contemplated other courses of action, including a distress termination, whereby the Pension Benefit Guarantee Corporation (“PBGC”) takes over the plan. On February 27, 2012, the Company notified PBGC and other affected parties of its intent to terminate the plan in a distress termination. However the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, the Company has elected not to terminate the plan in a distress termination and has formally notified the PBGC of this decision. Although the Company has accrued the liability associated with a standard termination, it has not taken any steps to commence such a termination and has made no commitment to do so by a certain date.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203of the Employee Retirement Income Security Act of 1974, as amended. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The additional costs have been estimated at approximately $6.4 million for the multiemployer pension plans which is reflected in accrued expenses as of May 26, 2012 and February 25, 2012. The withdrawal liability is only an estimate at this time and may or may not result in higher costs when the actuarial valuation for the most recent plan year (2012) is completed.

Note 8 – Contingencies

Litigation

The Company is a party to routine legal proceedings incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Additionally, as discussed in Note 1, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Court. Additional information regarding this filing was reported in the Company’s current reports on Form 8-K, filed with the SEC on November 2, 2011 and November 23, 2011, which are hereby incorporated by reference.

Note 9 – Net Income per Share

Basic net income per share has been computed based upon the weighted average common shares outstanding. Diluted net income per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net income per share:

For the Thirteen
Weeks Ended
May 28, 2011 (Unaudited)
(in thousands, except per share amounts)

Basic and diluted net income per share:

Net income	$1,474

Average shares outstanding – basic and diluted	14,448

Basic and diluted net income per share	$0.10

Options to purchase 97,500 shares of common stock were excluded from the computation of diluted weighted average shares for the thirteen weeks ended May 28, 2011 because the options’ exercise prices were greater than the average market price of the common shares.

Note 10 – Share Based Compensation

The Company’s Amended and Restated Incentive Stock Option and Appreciation Plan (the “Stock Option Plan”) allows for the granting of incentive stock options, as defined in section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price, subject to applicable laws. The Company has reserved 1,500,000 shares of common stock for such issuances. The Company froze the Stock Option Plan as of December 31, 2006 and is no longer granting options under the Stock Option Plan.

No option or stock appreciation rights may be granted under the Stock Option Plan after July 28, 2013. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company).

On July 14, 2005, at the annual meeting of shareholders of the Company, the shareholders of the Company approved the 2005 Stock Option Plan (the “2005 Plan”), which was adopted by the Board of Directors of the Company on April 7, 2005 subject to shareholder approval. The 2005 Plan permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares of Common Stock issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company used historical data to estimate expected dividend yield, expected life and forfeiture rates. The outstanding and exercisable options during both the first quarter of fiscal 2012 and fiscal 2011had no intrinsic value. No stock options were exercised during the first quarter of fiscal 2012 or 2011.

Stock option activity during the period ended May 26, 2012 is as follows:

(In thousands, except per share amounts)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intricate
	of Options	Price	Term (years)	Value
Outstanding February 25, 2012	98	$15.01	3.3	-
Options outstanding at May 26, 2012	98	$15.01	3.1	-
Options exercisable at May 26, 2012	98	$15.01	3.1	-

As of May 26, 2012, there was no unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized in future periods. During the thirteen weeks ended May 26, 2012, no stock options were exercised or cancelled by the Company. The remaining outstanding options expire in 2015.

Note 11 – Income Taxes

For the thirteen week period ended May 26, 2012, the effective income rate was 0% as compared to 42.3% for the thirteen week period ended May 28, 2011. The change in the rate is primarily the result of the change in the assessment of the realization of the deferred tax assets. The difference between the effective income tax rate (0%) and the Federal statutory rate (35%) for the thirteen weeks ended May 26, 2012 is largely attributable to state taxes and valuation allowance.

Based on management’s assessment, it is more likely than not that, for federal and state purposes, deferred tax assets will not be realized by future taxable income or tax planning strategies. A full valuation allowance of approximately $85.1 million was recorded as of the year ended February 25, 2012 to reverse the deferred tax asset balance. An additional valuation allowance of $1.9 million was recorded in the thirteen week period ended May 26, 2012.

Note 12 – Fair Value Measurements

ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. ASC 820-10 indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Prior to adopting liquidation basis accounting on October 30, 2011, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below.

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

Assets measured at fair value on a recurring basis include the following as of May 26, 2012 and February 25, 2012 (dollars in thousands):

Fair Value Measurement at May 26, 2012 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at May 26, 2012

Cash and cash equivalents	$12,219	$-	$-	$12,219

Cash surrender value - Officers Life Insurance	$-	$1,774	$-	$1,774

Fair Value Measurement at February 25, 2012 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at February 25,2012

Cash and cash equivalents	$26,304	$-	$-	$26,304

Cash surrender value - Officers Life Insurance	$-	$1,774	$-	$1,774

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s Pension Plans. As the Company elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of March 4, 2007, the Company was required to determine the fair value of the Company’s pension plan assets through October 29, 2011, the last day prior to adopting liquidation basis accounting. The fair value of pension plan assets was $8.1 million at May 26, 2012 and February 25, 2012, respectively. These assets are valued in active liquid markets.

Additionally, on a nonrecurring basis, prior to adopting liquidation basis accounting, the Company used fair value measures when analyzing asset impairment. Long-lived assets were reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the first quarter of fiscal 2012 and fiscal 2011, the Company recorded no asset impairment charges. Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

Note 13 – Related Party Transaction

As of July 2012, the Company has prepared a motion with the Court that requires Marcy Syms to repay the Company $1.6 million for all post Sarbanes-Oxley premiums paid by the Company on her behalf as well as $0.2 million for the net present value of pre Sarbanes-Oxley premiums, for a total of $1.8 million. The value of these premiums continues to be recorded as an asset and is included in prepaid expenses and other assets on the statement of net assets.

Note 14–Disposition of Assets and Other Expense

There was no gain or loss on disposition of assets for the thirteen weeks ended May 26, 2012. Gain on disposition of assets for the thirteen weeks ended May 28, 2011 was $6.4 million or 6.1% of net sales. The gain last year was primarily from the sale of the Syms store located in Rockville, MD and to a lesser degree the proceeds from a partial condemnation of property adjacent to the Marietta, GA store.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report (including but not limited to factors discussed, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, possible disruptions in the Company’s information or communication systems, possible work stoppages, higher than anticipated costs, higher interest rates, unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the SEC.

Disposition of the Company’s and Filene’s Businesses

On November 2, 2011, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Court.

Prior to November 2, 2011, all of the Company’s and Filene’s business operations consisted primarily of running retail operations. As the economy worsened, sales continued to erode and, as a result, cash flow suffered. Notwithstanding the best efforts of the Company and Filene’s, significant operational losses continued to threaten the ongoing businesses. Trade vendors tightened and/or ceased credit terms. As a result, the Company and Filene’s projected that absent additional financing or measures to monetize certain assets, liquidity would cease to exist.

In response to the Chapter 11 Filings the Company implemented the liquidation basis of accounting effective on October 30, 2011, which was the beginning of the fiscal month closest to the Petition Date. Net operating results from October 30, 2011 to November 1, 2011 were not material. The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Accordingly the Company implemented the liquidation basis of accounting on October 30, 2011. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs over the anticipated period of liquidation are accrued to the extent reasonably determinable.

The consolidated condensed financial statements for the thirteen week period ended May 28, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business.

In the opinion of management, the accompanying Consolidated Condensed Statements of Operations and Cash Flows for the thirteen week period ending May 28, 2011 contain all adjustments, including normal recurring adjustments, necessary to present a fair statement of interim results.

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

c.	Long-Lived Assets–Owned real estate and other long-lived assets are recorded at net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

The Company has identified certain critical accounting policies that applied to the Company’s financial reporting until the adoption of the liquidation basis of accounting on October 30, 2011. These policies are described below.

Merchandise Inventory – Merchandise inventories were stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method. Under the retail inventory method, inventory cost and the resulting gross margins were calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. The significant estimates used were for markdowns and shrinkage.

Factors considered in the determination of permanent markdowns included current and anticipated demand, customer preferences, ageof the merchandise, fashion trends and weather conditions. In addition, inventory was also evaluated against corporate pre-determined historical markdown trends. When a decision was made to permanently markdown merchandise, the resulting gross margin reduction was recognized in the period the markdown was recorded. The timing of the decision, particularly surrounding the balance sheet date, could have had a significant effect on the results of operations.

Shrinkage was estimated as a percentage of sales for the period from the date of the last physical inventory to the end of the fiscal year. Physical inventories were taken at least annually for all stores and inventory records were adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with historical experience, was used as the standard for the shrinkage accrual following the physical inventory.

The Company has found the use of these estimates to be appropriate and actual results have not differed materially.

Long-Lived Assets -In evaluating and measuring an impairment loss, the Company considered individual retail locations to be the appropriate asset group, since the store level is the lowest level at which identifiable cash flows are independent of the cash flows of other assets and liabilities.

The Company evaluated long-lived assets for impairment at all retail locations on at least an annual basis at the end of each fiscal year, after the holiday selling season, when the Company had the most visibility into the operations of the individual store. The Company also tested an asset group for impairment during the year if any impairment indicators were identified that could result in a potential impairment.

If it was determined that such indicators were present and the review disclosed that the assets would not be fully recoverable, based on undiscounted estimated cash flows over the remaining useful lives, their carrying values were reduced to estimated fair value.

Various factors, including future sales growth and profit margins, were included in this analysis. To the extent these future projections or the Company’s strategies changed, the conclusion regarding impairment may have differed from the Company’s estimates.

Deferred Tax Valuation Allowance–The Company had considered future taxable income and ongoing prudent and feasible tax planning strategies that could produce additional future taxable income in assessing the need for a valuation allowance.

Based on management’s assessment, it is more likely than not that, for federal and state purposes, deferred tax assets will not be realized by future taxable income or tax planning strategies. A net valuation allowance of approximately $46.5 million was recorded in the eight month period ended October 29, 2011. Further valuation allowance of approximately $38.6 million was recorded in the subsequent period from October 30, 2011 through February 25, 2012. An additional valuation allowance of $1.9 million is recorded in the current period.

Results of Operations

The Company began presenting their financial statements under the liquidation basis of accounting as of October 30, 2011 and discontinued its retail operations on or about December 31, 2011. Since all retail operations have ceased, the results of operations for the thirteen week period ended May 26, 2012 are not comparable to the thirteen weeks ended May 28, 2011.

Liquidity and Capital Resources

Unless otherwise noted, the following discussion relates only to liquidity and capital resources for the thirteen week period ended May 28, 2011.

Until October 29, 2011, the Company purchased first-quality, in-season designer and brand name merchandise from more than 900 vendors at prices that was believed to be below those generally available to major department and specialty stores, at which time the Company was highly reliant on the trade credit from factors, vendors and service providers. Decreasing availability of trade credit throughout the eight months ending October 29, 2011 limited the Company’s available liquidity.

Net cash used in operating activities totaled $2.4 million for the thirteen weeks ended May 28, 2011.

Net cash provided by investing activities was $15.9 million for the thirteen weeks ended May 28, 2011. The$16.7 million in proceeds is primarily attributed to the sale of land, building and other assets of the Syms store located in Rockville, MD. Capital expenditures for property and equipment were $0.8 million during the thirteen weeks ended May 28, 2011.

Net cash used in financing activities was $13.2 million for the thirteen weeks ended May 28, 2011. Part of the proceeds from the sale of the Rockville, MD property was used to pay down debt during the quarter ended May 28, 2011.

On August 27, 2009, the Company entered into a secured $75 million revolving credit agreement, which was set to expire on August 27, 2012. That credit agreement, which was amended as of January 7, 2011, March 8, 2011 and June 16, 2011, was among Syms as Lead Borrower, Filene’s Basement, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (the “Credit Agreement”). Subsequent to the Chapter 11 filings, the Credit Agreement was paid off and terminated on November 18, 2011.

At May 26, 2012 and February 25, 2012 the Company had outstanding letters of credit of $1.3 million, of which $1.1 million is for a standby LC for workers compensation and general liability insurance and $0.2 million is a standby LC for merchandise, which was cash collateralized.

The Company had no interest charges for the thirteen weeks ended May 26, 2012. Total interest charges incurred for the thirteen weeks ended May 28, 2011 were $0.5 million. There was no capitalized interest for thirteen weeks ended May 26, 2012 or May 28, 2011.

See Note 6 to the Company's condensed consolidated financial statements for further information regarding the Credit Agreement.

Subsequent Event

As part of a proposed plan of reorganization of the Company, which requires approval of the Bankruptcy Court, the Company intends to enter into an Equity Commitment Agreement (the “ECA”) among (i) the Company, (ii) Marcy Syms, (iii) the Laura Merns Living Trust (the “Merns Trust”), (iv) the Marcy Syms Revocable Living Trust, as amended (the “Marcy Syms Trust” and, together with Marcy Syms and the Merns Trust, the “Majority Shareholder”) and (v) the certain specified members of the Equity Committee of the Company and their affiliates (the “Backstop Parties”). The ECA contemplates that the Majority Shareholder will sell all of its 7,857,794 shares (approximately 54.7% of the currently outstanding shares of the Company), to the Company, at a price of $2.49 per share, or approximately $20 million in the aggregate. In connection with the ECA, the Company will offer to sell to existing minority shareholders other than the Majority Shareholder, who qualify as “accredited investors” within the meaning of Regulation D under the Exchange Act, the right to purchase a total of 10,040,160 new shares of the Company at a price equal to $2.49 per share, or approximately $25 million in the aggregate (the “Rights Offering”). Pursuant to the ECA, the Backstop Parties agree to purchase each of their pro rata share of the new shares made available in the Rights Offering, as well as new shares that are not subscribed for by other shareholders in the Rights Offering. The funds from the Rights Offering will be used, first, to pay certain administrative costs and other amounts necessary for the Company and Filene’s to exit Chapter 11, with the balance utilized to pay creditors and to reduce the Company’s obligation to pay the Majority Shareholder for her shares as described above. This proposed transaction remains subject to approval by the parties thereto, the Equity Committee of the Company, the Creditors Committee of the Company, the Board and the Bankruptcy Court. No definitive agreements relating to the proposed transaction have been executed at this time.

Recent Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other than as discussed elsewhere in this Form 10-Q with respect to the Company’s pension plan, the Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks. However, it may experience real estate valuation risk due to changing market conditions.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended May 26, 2012. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended May 26, 2012 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose information otherwise required to be set forth in the Company’s periodic reports.

b)	Changes in Internal Controls Over Financial Reporting

As a result of the Company’s decision to file voluntary petitions for relief under Chapter 11 and liquidate its retail operations, certain operating processes and the related financial reporting controls have changed in nature or have been discontinued. As noted above, the Company’s management believes that the financial reporting controls in place as of May 26, 2012 are effective.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings incidental to itsformer business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. Additionally, as discussed in Part I, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Court. Additional information regarding this filing was reported in the Company’s current reports on Form 8-K, filed with the SEC on November 2, 2011 and November 23, 2011, which are hereby incorporated by reference.

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s wind down of business operations and financial condition. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 25, 2012 (fiscal 2011) (as amended). There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2012.Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012 is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits filed with this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP

Date: July 10, 2012	By	/s/ Marcy Syms
MARCY SYMS
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: July 10, 2012	By	/s/ Gary Binkoski
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

