Form 10-Q
period 2012-08-25
Trinity Place Holdings Inc.
filed 2012-10-09
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 25, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the transition period from_____________ to _____________

Commission File Number 1-8546

TRINITY PLACE HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	22-2465228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

One Syms Way, Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (201) 902-9600

Former Name: Syms Corp.

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

Yes ☐          No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑          No ☐

At August 25, 2012, there were 14,448,188 shares outstanding of Common Stock of Syms Corp., par value $0.05 per share. At September 24, 2012, there were 16,630,554 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

Exhibit 2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)
Exhibit 2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)
Exhibit 3.1	Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on September 19, 2012)
Exhibit 3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

Exhibit 10.1	Engagement Agreement for CEO Services, dated September 14, 2012, between Trinity Place Holdings Inc. and Esopus Creek Management LLC
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TRINITY PLACE HOLDINGS INC. (f/k/a SYMS CORP.)

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS FOR THE

PERIOD FEBRUARY 25, 2012 TO AUGUST 25, 2012 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) at February 25, 2012	$21,183

Adjustment to fair value of assets and liabilities	621
Adjustment to accrued costs of liquidation	(5,018)
Subtotal	(4,397)

Net Assets (liquidation basis as of May 26, 2012 available to common shareholders)	16,786

Adjustment to fair value of assets and liabilities	1,792
Adjustment to accrued costs of liquidation	(5,016)
Subtotal	(3,224)

Net Assets (liquidation basis as of August 25, 2012 available to common shareholders)	$13,562

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC. (f/k/a SYMS CORP.)

CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS

AS OF AUGUST 25, 2012 AND FEBRUARY 25, 2012 (LIQUIDATION BASIS)

(in thousands)

	August 25,	February 25,
	2012	2012
	(Unaudited)	(Note)

ASSETS
Cash and cash equivalents	$7,861	$26,304
Receivables	1,184	2,716
Prepaid expenses and other assets	8,890	9,533
Owned real estate, including air rights	139,461	139,631

TOTAL ASSETS	$157,396	$178,184

LIABILITIES
Accounts payable	$27,563	$30,556
Accrued expenses	32,122	32,975
Accrued liquidation costs	25,820	32,316
Other liabilities, primarily lease settlement costs	53,722	56,547
Obligations to customers	4,607	4,607

TOTAL LIABILITIES	143,834	157,001

Net assets (liquidation basis - available to common shareholders)	$13,562	$21,183

Note: The consolidated condensed statement of net assets at February 25, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC. (f/k/a SYMS CORP.)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 27, 2011

(GOING CONCERN BASIS)

(in thousands, except per share amounts)

	For the	For the
	Thirteen Weeks	Twenty-Six Weeks
	Ended	Ended
	August 27, 2011	August 27, 2011
	(Unaudited)	(Unaudited)

Net sales	$86,319	$191,674
Cost of goods sold	54,519	115,232
Gross profit	31,800	76,442

Expenses:
Selling, general and administrative	27,232	54,291
Advertising	746	2,014
Occupancy, net	17,133	33,332
Depreciation and amortization	3,744	7,292
Other expense	1,500	1,500
Loss (gain) on disposition of assets	364	(6,077)

Total operating expenses	50,719	92,352

Loss from operations	(18,919)	(15,910)

Interest expense, net	325	780

Loss before income taxes	(19,244)	(16,690)

Income tax benefit	(7,698)	(6,618)

Net loss	$(11,546)	$(10,072)

Net loss per share - basic and diluted	$(0.80)	$(0.70)

Weighted average shares outstanding - basic and diluted	14,448	14,448

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC. (f/k/a SYMS CORP.)

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE TWENTY SIX WEEK PERIOD ENDED AUGUST 27, 2011 (GOING CONCERN BASIS)

(in thousands)

For the Twenty-Six
Weeks Ended
August 27, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,072)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,292
Deferred income taxes	(6,618)
Gain on disposition of assets	(6,077)
(Increase) decrease in operating assets:
Receivables	167
Merchandise inventories	11,153
Prepaid expenses and other current assets	3,560
Other assets	(405)
Increase (decrease) in operating liabilities:
Accounts payable	(9,398)
Accrued expenses	1,560
Other long term liabilities	1,731
Obligations to customers	(61)
Net cash used in operating activities	(7,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,062)
Proceeds from sale of land, building and other assets	18,209
Net cash provided by investing activities	17,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings/repayment on revolving credit facility (net)	(9,865)
Net cash used in financing activities	(9,865)

NET INCREASE IN CASH AND CASH EQUIVALENTS	114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,298
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,412

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$817

Income taxes (net of refunds)	$(111)

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 – The Company

As further described below, the predecessor to Trinity Place Holdings Inc. (“Trinity” or the “Company”), Syms Corp. (“Syms”), together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) and as of August 25, 2012 were operating as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and Its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Overview. Prior to filing for bankruptcy, Syms and its wholly-owned subsidiary, Filene’s Basement, LLC (“Filene’s,” “Filene’s, LLC” or “Filene’s Basement”), collectively owned and operated a chain of 46 “off-price” retail stores under the “Syms” name (which were owned and operated by Syms) and “Filene’s Basement” name (which were owned and operated by Filene’s, LLC). The stores were located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms and Filene’s Basement store offered a broad range of first quality, in-season merchandise, bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC, which became known as Filene’s Basement, LLC, acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), then a Chapter 11 debtor-in-possession operating a retail clothing chain, pursuant to an auction conducted in accordance with section 363 of the Bankruptcy Code. As a result, Filene’s, LLC thereafter operated 21 Filene’s Basement stores then located in the Northeastern, Middle Atlantic, Midwest and Southeast regions until Filene’s, LLC itself became a Chapter 11 debtor, along with Syms, and discontinued its retail operations on or about December 31, 2011. In addition, Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment – the “off-price” retail stores segment.

The discussion below is herein presented on a consolidated basis and includes information regarding the Company and Filene’s, LLC, which was a wholly-owned subsidiary of Syms at August 25, 2012, and is currently a wholly-owned subsidiary of Trinity.

Chapter 11 Cases. Syms and its subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 in the Court on November 2, 2011 and were operating as “debtors-in-possession” through September 14, 2012, at which time the Plan became effective and reorganized Syms merged with and into Trinity. The following discussion provides general background information regarding the Chapter 11 cases as relevant to the consolidated condensed financial statements of the Company and its subsidiaries and is not intended to be an exhaustive summary. Additional information, including access to Court documents and other general information about the Chapter 11 cases, is available online at www.kccllc.net/filenes. Financial information available on that website generally is prepared according to requirements of federal bankruptcy law. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited, and prepared in a format different from that used in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and filed under the U.S. securities laws. Moreover, the materials filed with the Court were not prepared for the purpose of providing a basis for an investment decision or for comparison with other financial information filed with the U.S. Securities and Exchange Commission (the “SEC”).

Commencement of Cases

On November 2, 2011 (the “Petition Date”), Syms and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Chapter 11 Filings”). The Court jointly administered these cases as “In re: Filene’s Basement, L.L.C., et al, Case No. 11-13511 (KJC).”

Certain Court Orders

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

The Office of the United States Trustee thereafter appointed two statutory committees in these Chapter 11 cases (together, the “Committees”): an Official Committee of Unsecured Creditors (the “Creditors Committee”), charged with a fiduciary duty to represent the interests of the Debtors’ unsecured creditors, and an Official Committee of Syms’ Equity Security Holders (the “Equity Committee”), charged with a fiduciary duty to represent the interests of Syms’ shareholders.

Activity During the Chapter 11 Cases

Store Closing Sales. Immediately upon filing their Chapter 11 petitions, the Debtors sought Court approval to conduct going-out-of-business sales with the assistance of a liquidation agent. On November 16, 2011, the Court entered an order that authorized the Debtors to enter into an agency agreement with a joint venture between Gordon Brothers Retail Partners, LLC and Hilco Merchant Resources, LLC as liquidation agent to commence the store closing sales at the Debtors’ then remaining 41 store locations. The Court further authorized the Debtors to assume an agency agreement that they had entered into prior to filing the Chapter 11 cases with respect to five Filene’s Basement retail locations and to continue store closing sales that had been commenced at those locations.

The commencement of the Chapter 11 cases and the store closing sales were timed to coincide with the holiday shopping season so that the Debtors could have the benefit of, among other things, the “Black Friday” shopping weekend after the Thanksgiving holiday. The Debtors sold virtually all their inventory and much of their furniture, fixtures and equipment during the store closing process. The sales concluded across their various locations in the last days of December 2011. On or about December 31, 2011, the Debtors had ceased retail operations at all of their stores and vacated all their leased retail store and distribution center locations.

Leased Real Estate Matters. As of the Petition Date, the Debtors were lessees under thirty-five commercial real estate leases. The Debtors, with the assistance of the Committees, developed a process for marketing those leases in an effort to sell them or to terminate one or more of them with the agreement of their landlords in order to minimize costs and claims under such leases. On December 16, 2011, the Court entered an order that approved the Debtors’ proposed procedures for the disposition of their leases. Hilco Real Estate, LLC was retained to assist the Debtors, and conducted an extensive lease marketing process.

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

Treatment of Prepetition Claims. Under section 362 of the Bankruptcy Code, actions to collect most of a debtor’s prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the petition date, are automatically stayed, and other prepetition contractual obligations of the debtor generally may not be enforced.

The stay of proceedings provisions of section 362 of the Bankruptcy Code also apply to actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Claims against the Debtors’ were subject to compromise and will be treated in accordance with the Plan, as described below.

Contract Rejection and Assumption Process. Section 365 of the Bankruptcy Code permits a debtor to assume, assume and assign, or reject certain prepetition executory contracts subject to the approval of the bankruptcy court and certain other conditions. Rejection constitutes a court-authorized breach of the contract in question and, subject to certain exceptions, relieves the debtor of its future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the debtor to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. In this regard, the Company expects that additional liabilities subject to compromise and resolution in the Chapter 11 cases may arise as a result of damage claims created by the Debtors’ rejection of executory contracts. Conversely, the Company would expect that the assumption of certain executory contracts may convert existing liabilities shown as subject to compromise to liabilities not subject to compromise in future financial statements. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty at this time.

Costs. The Debtors incurred significant costs associated with the reorganization for professional fees for advisors to the Debtors, and to other stakeholders in the Chapter 11 cases.

Case Resolution

Chapter 11 Plan. The Plan, which was co-proposed by the Debtors and the Equity Committee (together, the “Plan Proponents”), was filed with the Court on May 24, 2011. The Plan was subsequently amended, including on July 27, 2012 with the support of the Creditors Committee. The Plan sets forth the manner in which claims against and equity interests in the Debtors are to be treated following the conclusion of the Chapter 11 cases. As of August 25, 2012, the Plan Proponents and the Creditors’ Committee were awaiting an order from the Court confirming the Plan. On August 30, 2012, the Court entered an order confirming the Plan, and the Plan became effective on September 14, 2012.

Upon the effective date of the Plan and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, were discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity will attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders, as further described below. Under the Plan, Syms creditors holding allowed claims are entitled to payment of those claims in full. The Plan also provides for Filene’s, LLC creditors to receive recoveries from the monetization of certain of Trinity’s assets. Filene’s, LLC short-term creditors are entitled to payment in full on their allowed claims and Filene’s, LLC long-term creditors with allowed claims are entitled to a recovery of 75% on their claims.

The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of liabilities subject to compromise pursuant to the Plan. Following emergence from Chapter 11, the Company paid approximately $9.7 million in allowed administrative claims and, as of October 1, 2012, has reserved approximately $21.7 million for other administrative claims, including professional fees. Due to the significant number of claims filed, it is premature to estimate with any degree of accuracy the ultimate allowed amount of claims under the Plan. The claims reconciliation process may result in material adjustments to current estimates of allowable claims.

Trinity’s current business plan includes the monetization of 16 commercial real estate properties and the development of 28-42 Trinity Place in Lower Manhattan. Trinity also plans to explore the licensing of its intellectual property, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the well-known Running of the Brides event and An Educated Consumer is Our Best Customer slogan.

Rights Offering and Redemption. In connection with proposal of the Plan, Syms entered into an Equity Commitment Agreement (the “ECA”) among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust, as amended (the “Marcy Syms Trust” and, together with Marcy Syms and the Laura Merns Living Trust, the “Majority Shareholder”) and (v) the certain specified members of the Equity Committee and their affiliates (the “Backstop Parties”). The ECA provided that, pursuant to and upon the effective date of the Plan, the Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the Majority Shareholder in accordance with the Plan as Trinity’s real estate assets are monetized. Because the sale occurred after August 25, 2012, the shares of the Majority Shareholder were counted as outstanding shares as of August 25, 2012.

In connection with the ECA and pursuant to the Plan, Syms offered to sell to existing shareholders other than the Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Exchange Act, the right to purchase 10,040,160 new shares of Syms at a price equal to $2.49 per share, or approximately $25 million in the aggregate (the “Rights Offering”). Pursuant to the ECA, the Backstop Parties agreed to purchase each of their pro rata share of the new shares made available in the Rights Offering, as well as new shares that were not subscribed for by other shareholders in the Rights Offering. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, Syms sold the 10,040,160 shares of common stock pursuant to the Rights Offering. As of August 25, 2012, the Rights Offering had not yet closed, and the shares sold in the Rights Offering were therefore not reflected as outstanding shares as of August 25, 2012.

The foregoing descriptions of certain transactions contemplated by the ECA and the Plan are summaries only and do not purport to be complete and are qualified, in all respects, by the actual provisions of the ECA, the Plan and related documents.

General Information about Syms and Trinity. Syms was incorporated in New Jersey in 1983. Trinity was incorporated in Delaware immediately prior to the effective date of the Plan. Syms maintained its headquarters at One Syms Way, Secaucus, New Jersey 07094, and the telephone number was (201) 902-9600. Trinity is now using the same headquarters and telephone number.

Unless otherwise noted, and notwithstanding that Syms merged into Trinity on September 14, 2012, references to the “Company”, “we” or “our” relate to Syms prior to the merger and to Trinity following the merger. In each case, such references also include Filene’s, LLC, a wholly-owned subsidiary of each of Syms and Trinity. The Company’s fiscal year ends on the Saturday closest to the last day of February each year.

NOTE 2 – BASIS OF PRESENTATION

Going Concern Basis of Accounting

The consolidated condensed financial statements for the thirteen and twenty-six week periods ended August 27, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Statements of Operations for the thirteen and twenty-six week periods ended August 27, 2011 and Statement of Cash Flows for the twenty-six week period ended August 27, 2011 contain all adjustments, including normal recurring adjustments, necessary to present a fair statement of interim results.

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

Significant estimates and judgment are required to determine the accrued costs of liquidation. Syms and Filene’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs are as follows (in thousands):

	Balance			Balance
	February 25,	Adjustments		August 25,
Estimated Costs of Liquidation	2012	to Reserves	Payments	2012

Real estate related carrying costs	$7,650	$(91)	$(2,155)	$5,404
Professional fees	22,920	8,498	(11,736)	19,682
Payroll related costs	1,577	956	(1,899)	634
Other	169	671	(740)	100
	$32,316	$10,034	$(16,530)	$25,820

The assumptions underlying the estimated accrued costs of liquidation of $25.8 million as of August 25, 2012 do not contemplate any changes resulting from the Plan, which was confirmed by the Court on August 30, 2012, as described in Note 1. Such changes related to the Plan could have a material effect on the amount of estimated accrued costs recorded starting in the quarter ended November 24, 2012.

Syms reviewed all operating expenses and contractual commitments such as payroll and related expenses, lease terminations cost, owned property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, as recorded at February 25, 2012, which was anticipated to conclude in August 2012, was amended to conclude in September 2012. The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the twenty-six weeks ended August 25, 2012.

Adjustments to reduce the reserve for real estate carrying costs by approximately $0.1 million were recorded during the twenty-six week period ended August 25, 2012. The adjustments were the result of estimated expenses being greater than actual costs incurred, partially offset by the impact of the additional month included in the anticipated liquidation period.

Adjustments to increase the reserve for professional fees by approximately $8.5 million were recorded during the twenty-six week period ended August 25, 2012. This reflects the costs of Debtors’, the Creditors Committee’s and the Equity Committee’s advisors and the hiring of a fee examiner. The budget increased due to the complexities of litigating the estate and the impact of the additional month included in the anticipated liquidation period.

Adjustments to increase the reserve for payroll and related liquidation expenses by approximately $1.0 million were recorded during the twenty-six week period ended August 25, 2012 primarily as a result of the additional month included in the anticipated liquidation period.

Adjustments To Fair Value of Assets and Liabilities

The following table summarizes adjustments to Net Realizable Value and Net Settlement Amount under the liquidation basis of accounting during the twenty-six week period ended August 25, 2012 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	February 26, 2012 through August 25, 2012

Adjust real estate to estimated net realizable value	$(170)
Adjust estimated lease settlement costs to net realizable value	2,825
Adjust liability to restore properties	(126)
Adjust other claims to net realizable value	(116)
$2,413

The assumptions underlying the estimated net realizable value of assets and the estimated net settlement amount of liabilities as of August 25, 2012 do not contemplate any changes that may result from the Plan, which was confirmed by the Court on August 30, 2012, as described in Note 1. Such changes related to the Plan could have a material effect on the net realizable value of assets and the net settlement amount of liabilities recorded starting in the quarter ended November 24, 2012.

Real Estate - The net realizable value of real estate assets was adjusted downward in the aggregate by approximately $0.2 million to reflect the revised estimates of management and third party real estate experts as of August 25, 2012. The basis for determining the estimated net realizable values took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on management’s weighting of the likelihood of each alternative being achieved, an estimated net realizable value of $139.5 million was recorded. While this amount represents management’s best estimate at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the sale of the real estate could materially differ from this estimate.

Lease settlement costs - Lease settlement costs have decreased by $2.8 million due to reductions from 12 locations.

Liability to restore properties - It has been estimated that an additional $0.1 million will be needed for the roof repair at the Houston, Texas location.

Note 3 – New Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Note 4 – Financial Position

The Company believes that cash provided from the monetization of its real estate and intellectual property assets should provide sufficient liquidity to fund day-to-day costs. However, if the Company is unable to monetize its assets in a reasonable period of time, as outlined in the Plan, or if the Company receives substantially less than anticipated, the Company’s ability to settle its obligations in full would be in doubt, and alternative financing could be required.

Whether there will be any excess cash proceeds generated by the monetization of the Company’s assets is subject to a number of material risks and uncertainties. If there are any excess cash proceeds, they will be used by the Company in the manner determined by the Board of Directors. There can be no assurance that there will be any excess cash proceeds, or that if there are, that they will be distributed to shareholders.

Note 5 – Other Assets

The Company has recorded the cash surrender value of officers’ life insurance policies on the balance sheet as part of prepaid expenses and other assets. Such amounts were $1.8 million at August 25, 2012 and February 25, 2012 (see Note 13). Other items include trademark license intangibles of $1.5 million and security deposits of $5.6 million at August 25, 2012.

Note 6 – Bank Credit Facilities

On August 27, 2009, the Company entered into a secured $75 million revolving credit agreement, which was set to expire on August 27, 2012. That credit agreement, which was amended as of January 7, 2011, March 8, 2011 and June 16, 2011, was among Syms as Lead Borrower, Filene’s, LLC (together with the Lead Borrower, collectively the “Borrowers”), the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (the “Credit Agreement”). Subsequent to the Chapter 11 Filings, the Credit Agreement was paid off and terminated on November 18, 2011.

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

(i)	No default exist under the Credit Agreement;

(ii)	After giving effect to the contemplated transaction, Average Daily Availability for each month during the 12 months following such transaction be at least equal to 30% of the Loan Cap; and

(iii)	The consolidated fixed charge coverage ratio, after giving pro forma effect to such transaction for the 12 months prior to such transaction be at least 1.2:1.0.

“Average Daily Availability” was computed for each month as follows: (a) for each day during such month the excess of the Loan Cap at the close of business over the outstanding principal amount of the loans and letter of credit obligations at the close of business is determined, (b) the sum of the figures resulting from the computations in clause (a) was determined and (c) such sum was divided by the number of days in such month.

The “Loan Cap” for each day was an amount equal to the lesser of $75 million and the Borrowing Base for such day, plus, in each case, the outstanding principal amount of the term loan for such day.

Determination of whether the second or third condition described above was satisfied required the Borrowers to give effect to the contemplated transaction. Thus, unless and until a specific transaction was proposed, no calculation was required or could be made with respect to these conditions.

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

The Credit Agreement had sub-limits for letters of credit (“LCs”), which, when utilized, reduced availability under the Credit Agreement. As of August 25, 2012, Syms had no outstanding debt under this facility as it had repaid all its obligations and terminated its Credit Agreement with Bank of America as of November 18, 2011.

At August 25, 2012 and February 25, 2012, the Company had an outstanding LC of $1.1 million for a worker’s compensation and general liability insurance standby LC, which was cash collateralized. Also at February 25, 2012, the Company had an outstanding standby LC of $0.2 million for merchandise, which was cash collateralized.

The Company had no interest charges for the thirteen and twenty-six week periods ended August 25, 2012. Total interest charges incurred for the thirteen and twenty-six week period ended August 27, 2011 were $0.3 million and $0.8 million, respectively. There was no capitalized interest for thirteen or twenty-six week periods ended August 25, 2012 or August 27, 2011.

Note 7 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. Participation in, and accrual of benefits under, the pension plan was frozen effective December 31, 2006. As of August 25, 2012 and February 25, 2012, the Company had recorded a liability of $7.9 million within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities. The Company had contemplated other courses of action, including a distress termination, whereby the Pension Benefit Guarantee Corporation (“PBGC”) takes over the plan. On February 27, 2012, the Company notified PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, the Company has elected not to terminate the plan in a distress termination and has formally notified the PBGC of this decision. Although the Company has accrued the liability associated with a standard termination, it has not taken any steps to commence such a termination and has made no commitment to do so by a certain date.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974, as amended. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The additional costs have been estimated at approximately $6.4 million for the multiemployer pension plans, which is reflected in accrued expenses as of August 25, 2012 and February 25, 2012. The withdrawal liability is only an estimate at this time and may or may not result in higher costs when the actuarial valuation for the most recent plan year (2012) is completed.

In accordance with minimum funding requirements, the Company paid approximately $0.7 million to the plans subsequent to August 25, 2012.

Note 8 – Contingencies

General Litigation

The Company is a party to routine legal proceedings incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Bankruptcy Case

As discussed in Note 1, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Court on November 2, 2011. As of August 25, 2012, Syms and its subsidiaries were operating as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

Note 9 – Net loss per Share

Basic net loss per share has been computed based upon the weighted average common shares outstanding. Diluted net loss per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net loss per share:

	For the Thirteen	For the Twenty-Six
	Weeks Ended	Weeks Ended
	August 27, 2011	August 27, 2011
	(in thousands, except per share amounts)
	(Unaudited)
Basic and diluted net loss per share:

Net loss	$(11,546)	$(10,072)

Average shares outstanding – basic and diluted	14,448	14,448

Basic and diluted net loss per share	$(0.80)	$(0.70)

Options to purchase 97,500 shares of common stock were excluded from the computation of diluted weighted average shares for the thirteen and twenty-six week periods ended August 27, 2011 because the options’ exercise prices were greater than the average market price of the common shares.

Note 10 – Share Based Compensation

The Company’s Amended and Restated Incentive Stock Option and Appreciation Plan (the “Stock Option Plan”) allows for the granting of incentive stock options, as defined in section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights. The plan requires that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option is granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights may be granted at any exercise price, subject to applicable laws. The Company has reserved 1,500,000 shares of common stock for such issuances. The maximum exercise period for any option or stock appreciation right under the plan is ten years from the date the option is granted (five years for any optionee who holds more than 10% of the voting rights of the Company). Pursuant to the Plan, all outstanding awards issued under the Stock Option Plan were cancelled on the effective date of the Plan.

No option or stock appreciation rights may be granted under the Stock Option Plan after July 28, 2013. Furthermore, the Company froze the Stock Option Plan as of December 31, 2006 and is no longer granting options under the Stock Option Plan.

On July 14, 2005, at the annual meeting of shareholders of the Company, the shareholders of the Company approved the 2005 Stock Option Plan (the “2005 Plan”), which was adopted by the Board of Directors of the Company on April 7, 2005 subject to shareholder approval. The 2005 Plan permits the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who are selected by a committee designated by the Board of Directors of the Company are eligible to participate in the 2005 Plan. The maximum number of shares of Common Stock issuable under the Plan is 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure. Pursuant to the Plan, all outstanding awards issued under the 2005 Plan were cancelled on the effective date of the Plan.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company used historical data to estimate expected dividend yield, expected life and forfeiture rates. The outstanding and exercisable options during both the first quarter of fiscal 2012 and fiscal 2011 had no intrinsic value. No stock options were exercised during the thirteen and twenty-six week periods of fiscal 2012 or 2011.

Stock option activity during the period ended August 25, 2012 is as follows:

(In thousands, except per share amounts)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intricate
	of Options	Price	Term (years)	Value
Outstanding February 25, 2012	98	$15.01	3.3	-
Options outstanding at August 25, 2012	98	$15.01	2.9	-
Options exercisable at August 25, 2012	98	$15.01	2.9	-

As of August 25, 2012, there was no unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized in future periods. During the thirteen and twenty-six week periods ended August 25, 2012, no stock options were exercised or cancelled by the Company.

Note 11 – Income Taxes

For the thirteen and twenty-six week periods ended August 25, 2012, the effective income tax rate was 0% as compared to 40.0% and 39.7% for the thirteen and twenty-six week period ended August 27, 2011, respectively. The change in the rate is primarily the result of the change in the assessment of the realization of the deferred tax assets. The difference between the effective income tax rate (0%) and the Federal statutory rate (35%) for the twenty-six week period ended August 25, 2012 is largely attributable to state taxes and valuation allowance.

A full valuation allowance of approximately $85.1 million was recorded as of the year ended February 25, 2012 to reverse the deferred tax asset balance. An additional valuation allowance of $4.0 million was recorded in the twenty-six week period ended August 25, 2012.

Note 12 – Fair Value Measurements

ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. ASC 820-10 indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Prior to adopting liquidation basis accounting on October 30, 2011, Syms did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Assets measured at fair value on a recurring basis include the following as of August 25, 2012 and February 25, 2012 (dollars in thousands):

Fair Value Measurement at August 25, 2012 Using:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at August 25, 2012

Cash and cash equivalents	$7,861	$-	$-	$7,861

Cash surrender value - Officers Life Insurance	$-	$1,774	$-	$1,774

Fair Value Measurement at February 25, 2012 Using:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at February 25, 2012

Cash and cash equivalents	$26,304	$-	$-	$26,304

Cash surrender value - Officers Life Insurance	$-	$1,774	$-	$1,774

Additionally, on a nonrecurring basis, prior to adopting liquidation basis accounting, the Company used fair value measures when analyzing asset impairment. Long-lived assets were reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the thirteen and twenty-six week periods of fiscal 2011, the Company recorded no asset impairment charges. Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

Note 13 – Related Party Transactions

As discussed in Note 1, all shares of Company common stock owned by the Majority Shareholder were redeemed by the Company on September 14, 2012 immediately following the effectiveness of the Plan.

In addition, as part of the Plan, Marcy Syms agreed to repay the Company $1,613,559 for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $160,800 for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1,774,359. At August 25, 2012, the value of these premiums was recorded as an asset and included in prepaid expenses and other assets on the statement of net assets. This amount will be an offset against the payment due under the Plan to the Majority Shareholder (i.e., Marcy Syms and her related trusts) on account of the redemption of the Majority Shareholder’s shares of Company common stock referred to above.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby all rights to the commercial use of the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms.

 Note 14–Disposition of Assets and Other Expense

There was no gain or loss on disposition of assets for the thirteen and twenty-six week periods ended August 25, 2012. Gain on disposition of assets for the thirteen weeks ended August 27, 2011 was $0.4 million and was primarily from the sale of the North Randall, OH location. The gain for the twenty-six week period ended August 27, 2011 was primarily from the sale of the Syms store located in Rockville, MD and to a lesser degree the proceeds from a partial condemnation of property adjacent to the Marietta, GA store and the aforementioned sale of the North Randall location. As described in Note 15 below, the Company’s Miami, FL property was sold on September 7, 2012.

Note 15–Subsequent Event

As discussed in Note 1, on August 30, 2012, the Court entered an order confirming the Plan. On September 14, 2012, the Plan became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

Confirmation and Effectiveness of the Plan. On August 30, 2012, the Court entered an order confirming the Plan. The Plan became effective on September 14, 2012.

Upon the effective date of the Plan and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, were discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity will attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders, as further described below. Under the Plan, Syms creditors holding allowed claims are entitled to payment in full. The Plan also provides for Filene’s, LLC creditors to receive recoveries from the monetization of Trinity’s assets. Filene’s, LLC short-term creditors are entitled to payment in full on their allowed claims and Filene’s, LLC long-term creditors with allowed claims are entitled to a recovery of 75% on their claims.

Trinity’s current business plan includes the monetization of 16 commercial real estate parcels and the development of 28-42 Trinity Place in Lower Manhattan. Trinity also plans to explore the licensing of its intellectual property, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the well-known Running of the Brides event and An Educated Consumer is Our Best Customer slogan.

Rights Offering and Redemption. In connection with proposal of the Plan, Syms entered into the ECA among (i) Syms, (ii) the Majority Shareholder and (iii) the Backstop Parties. The ECA provided that, pursuant to and upon the effective date of the Plan, the Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the Majority Shareholder in accordance with Plan as Trinity’s real estate assets are monetized.

In connection with the ECA and pursuant to the Plan, Syms offered to sell to existing shareholders other than the Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Exchange Act, the right to purchase 10,040,160 new shares of Syms at a price equal to $2.49 per share, or approximately $25 million in the aggregate. Pursuant to the ECA, the Backstop Parties agreed to purchase each of their pro rata share of these new shares, as well as new shares that were not subscribed for by other shareholders. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, Syms sold 10,040,160 shares of common stock.

The foregoing descriptions of certain transactions contemplated by the ECA and the Plan are summaries only and do not purport to be complete and are qualified, in all respects, by the actual provisions of the ECA, the Plan and related documents.

On September 7, 2012, Syms sold its Miami, FL property, the building of which is 53,000 square feet, in a Court-approved transaction. The net proceeds from the sale were $4,140,024.

On October 8, 2012, the Company entered into an agreement to sell its Houston, TX property, the building of which is 42,000 square feet, on an “as-is, where-is” basis for a purchase price of $3,800,000. Closing is expected to occur within 40 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report (including but not limited to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) includes forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, particularly in the commercial real estate sector; possible disruptions in the Company’s information or communication systems; higher than anticipated costs; unanticipated difficulties which may arise with respect to the Company or its properties; and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the SEC.

Disposition of the Syms and Filene’s Retail Businesses

On November 2, 2011, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Court.

Prior to November 2, 2011, the business operations of Syms and Filene’s, LLC consisted primarily of running retail operations. As the economy worsened, sales continued to erode and, as a result, cash flow suffered. Notwithstanding the efforts of Syms and Filene’s, significant operational losses continued to threaten the ongoing businesses. Trade vendors tightened and/or ceased credit terms. As a result, Syms and Filene’s projected that absent additional financing or measures to monetize certain assets, liquidity would cease to exist.

In response to the Chapter 11 Filings, Syms implemented the liquidation basis of accounting effective on October 30, 2011, which was the beginning of the fiscal month closest to the Petition Date. Net operating results from October 30, 2011 to November 1, 2011 were not material. The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs over the anticipated period of liquidation are accrued to the extent reasonably determinable.

The consolidated condensed financial statements for the thirteen and twenty-six week periods ended August 27, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business.

In the opinion of management, the accompanying Consolidated Condensed Statements of Operations and Cash Flows for the thirteen and twenty-six week periods ending August 27, 2011 and the Consolidated Condensed Statement of Cash Flows for the twenty-six week periods ending August 27, 2011 contain all adjustments, including normal recurring adjustments, necessary to present a fair statement of interim results.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates. Such differences could be material to the financial statements.

Management believes that its application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are reevaluated periodically, and adjustments are made when facts and circumstances dictate a change.

Historically, management has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

a.	Accrued Liquidation Costs - Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon the timing of the Chapter 11 proceedings and changes in market conditions. Management reviews, on a quarterly basis, the estimated fair value of the Company’s assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense - The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions.

The Company accrued the termination value of the pension plans under the liquidation basis of accounting. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Owned real estate and other long-lived assets are recorded at net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

Management also identified certain critical accounting policies that applied to the Company’s financial reporting until the adoption of the liquidation basis of accounting on October 30, 2011. These policies are described below.

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

Factors considered in the determination of permanent markdowns included current and anticipated demand, customer preferences, age of the merchandise, fashion trends and weather conditions. In addition, inventory was also evaluated against corporate pre-determined historical markdown trends. When a decision was made to permanently markdown merchandise, the resulting gross margin reduction was recognized in the period the markdown was recorded. The timing of the decision, particularly surrounding the balance sheet date, could have had a significant effect on the results of operations.

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

The Company found the use of these estimates to be appropriate and actual results did not differ materially.

Long-Lived Assets - In evaluating and measuring an impairment loss, the Company considered individual retail locations to be the appropriate asset group, since the store level was the lowest level at which identifiable cash flows were independent of the cash flows of other assets and liabilities.

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

Deferred Tax Valuation Allowance – The Company had considered future taxable income and ongoing prudent and feasible tax planning strategies that could produce additional future taxable income in assessing the need for a valuation allowance. A net valuation allowance of approximately $46.5 million was recorded in the eight month period ended October 29, 2011. Further valuation allowance of approximately $38.6 million was recorded in the subsequent period from October 30, 2011 through February 25, 2012. An additional valuation allowance of $4.0 million was recorded during the twenty-six weeks ended August 25, 2012.

Results of Operations

For an entity reporting under the liquidation basis of accounting, the entity is required to present a statement of net assets (which replaces a balance sheet), whereby the assets are reported at estimated realizable amounts and the liabilities are reported at settlement amounts; and a statement of changes in net assets in liquidation (which replaces the statement of operations), which reports the estimated gains and losses on liquidation. The Company began presenting its financial statements under the liquidation basis of accounting as of October 30, 2011 and discontinued its retail operations on or about December 31, 2011. Because all retail operations have ceased, the results of operations for the thirteen and twenty-six week periods ended August 25, 2012 are not comparable to the thirteen and twenty-six week periods ended August 27, 2011.

Liquidity and Capital Resources

Unless otherwise noted, the following discussion relates only to liquidity and capital resources for the thirteen and twenty-six week periods ended August 27, 2011.

Until October 29, 2011, the Company purchased first-quality, in-season designer and brand name merchandise from more than 900 vendors at prices that were believed to be below those generally available to major department and specialty stores, at which time the Company was highly reliant on the trade credit from factors, vendors and service providers. Decreasing availability of trade credit throughout the eight months ending October 29, 2011 limited the Company’s available liquidity.

Net cash used by operating activities totaled $7.2 million for the twenty-six weeks ended August 27, 2011.

Net cash provided by investing activities was $17.1 million for the twenty-six weeks ended August 27, 2011. The $18.2 million in proceeds is primarily attributed to the sale of land, buildings and other assets from three former Syms store locations, partially offset by capital expenditures for property and equipment of $1.1 million.

Net cash used by financing activities was $9.9 million for the twenty-six weeks ended August 27, 2011. The cash provided in the 2011 period was the result of net repayments on our credit facility.

On August 27, 2009, the Company entered into a secured $75 million revolving credit agreement, which was set to expire on August 27, 2012. That credit agreement, which was amended as of January 7, 2011, March 8, 2011 and June 16, 2011, was among Syms as Lead Borrower, Filene’s, LLC, the guarantors named therein, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (the “Credit Agreement”). Subsequent to the Chapter 11 filings, the Credit Agreement was paid off and terminated on November 18, 2011.

At August 25, 2012 and February 25, 2012 the Company had an outstanding letter of credit of $1.1 million for a worker’s compensation and general liability insurance standby letter of credit, which was cash collateralized. Also at February 25, 2012 the Company had an outstanding standby LC of $0.2 million for merchandise, which was cash collateralized.

The Company had no interest charges for the thirteen and twenty-six week periods ended August 25, 2012. Total interest charges incurred for the thirteen and twenty-six week periods ended August 27, 2011 were $0.3 million and $0.8 million, respectively. There was no capitalized interest for the thirteen and twenty-six week periods ended August 25, 2012 or August 27, 2011.

Subsequent Events

Confirmation and Effectiveness of the Plan. On August 30, 2012, the Court entered an order confirming the Plan, the final version of which was co-proposed by the Debtors and the Equity Committee with the support of the Creditors Committee. The Plan sets forth the manner in which claims against and equity interests in the Company and its subsidiaries are to be treated following the conclusion of the Chapter 11 cases. The Plan became effective on September 14, 2012.

Upon the effective date of the Plan and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, were discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity will attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders, as further described below. Under the Plan, Syms creditors holding allowed claims are entitled to payment in full. The Plan also provides for Filene’s, LLC creditors to receive recoveries from the monetization of Trinity’s assets. Filene’s, LLC short-term creditors are entitled to payment in full on their allowed claims and Filene’s, LLC long-term creditors with allowed claims are entitled to a recovery of 75% on their claims.

The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of liabilities subject to compromise pursuant to the Plan. Following emergence from Chapter 11, the Company paid approximately $9.7 million in allowed administrative claims and, as of October 1, 2012, has reserved approximately $21.7 million for other administrative claims, including professional fees. Due to the significant number of claims filed, it is premature to estimate with any degree of accuracy the ultimate allowed amount of claims under the Plan. The claims reconciliation process may result in material adjustments to current estimates of allowable claims.

Trinity’s current business plan includes the monetization of 16 real estate properties and the development of 28-42 Trinity Place in Lower Manhattan. Trinity also plans to explore the licensing of its intellectual property, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the well-known Running of the Brides event and An Educated Consumer is Our Best Customer slogan.

Rights Offering and Redemption. In connection with proposal of the Plan, Syms entered into the ECA among (i) Syms, (ii) the Majority Shareholder and (iii) the Backstop Parties. The ECA provided that, pursuant to and upon the effective date of the Plan, the Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the Majority Shareholder in accordance with the Plan as Trinity’s real estate assets are monetized.

In connection with the ECA and pursuant to the Plan, Syms offered to sell to existing shareholders other than the Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Exchange Act, the right to purchase a total of 10,040,160 new shares of Syms at a price equal to $2.49 per share, or approximately $25 million in the aggregate. Pursuant to the ECA, the Backstop Parties agreed to purchase each of their pro rata share of the new shares, as well as new shares that were not subscribed for by other shareholders. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, Syms sold 10,040,160 shares of common stock.

The foregoing descriptions of certain transactions contemplated by the ECA and the Plan are summaries only and do not purport to be complete and are qualified, in all respects, by the actual provisions of the ECA, the Plan and related documents.

On September 7, 2012, Syms sold its Miami, FL property, the building of which is 53,000 square feet, in a Court-approved transaction. The net proceeds from the sale were $4,140,024.

On October 8, 2012, the Company entered into an agreement to sell its Houston, TX property, the building of which is 42,000 square feet, on an “as-is, where-is” basis for a purchase price of $3,800,000. Closing is expected to occur within 40 days.

Recent Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other than as discussed elsewhere in this Form 10-Q with respect to the Company’s pension plans, the Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks. However, it may experience real estate valuation risk due to changing market conditions.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the twenty-six week period ended August 25, 2012. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of August 25, 2012 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended August 25, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

As discussed in Part I, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Court on November 2, 2011. As of August 25, 2012, Syms and its subsidiaries were operating as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with Syms merging with and into Trinity.

Item 1A.	Risk Factors
The Company is subject to numerous risks and uncertainties that could adversely affect the Company. Certain of such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 25, 2012 (fiscal 2011) (as amended). In addition to such risks and uncertainties, which are incorporated herein by reference, the Company is subject to certain additional risks and uncertainties following its emergence from bankruptcy, including the following:

The Company must operate within a budget that was approved as part of the Plan.

The four-year operating budget approved as part of the Plan was based on a number of assumptions and estimates, which may prove to have been optimistic. If the Company desires to increase the budget, it must first obtain the approval of the holder of the Company’s one share of Series A Preferred Stock (i.e., the share that was issued to a trust for the benefit of the Company’s creditors under the Plan). There can be no assurance that the holder of the Series A Preferred Stock would approve any such requested increase in the budget. Also, there can be no assurance that the Company will be able to generate sufficient cash to fund its operating budget solely from the monetization of its assets, and it may need to raise money to pay operating expenses through the sale of common equity or through a debt financing. Any such third party capital may or may not be available on acceptable terms.

Proceeds from the monetization of the Company’s assets, after the payment of budgeted costs and transaction expenses, must be used to pay the Company’s obligations under the Plan.

Under the Plan, any proceeds generated from the monetization of the Company’s assets are first used to pay transaction expenses and to fund the Company’s operating budget. All net proceeds must then be used to satisfy creditor claims under the Plan and the Majority Shareholder redemption payment. As of the effective date of the Plan, the estimated aggregate amount of creditor claims to be paid under the Plan was between $100 million and $110 million, and the amount due to the Majority Shareholder was approximately $17.8 million. Only if there are proceeds remaining after the satisfaction of such obligations can they be used in the business of the Company or distributed to stockholders. There can be no assurance that the Company will be able to monetize its assets in an amount that will be sufficient to satisfy its obligations under the Plan or that would result in residual proceeds.

If certain of the Company’s obligations are not satisfied by specific dates, the Plan and the Company’s Certificate of Incorporation provide for certain shifts in control.

If the Company is unable to satisfy all of its general unsecured claims by October 1, 2016, then the Company’s Certificate of Incorporation provides for the Board of Directors to automatically increase to nine members, seven of which are to be elected by the holder of the Series A Preferred Stock. Also, if the general unsecured claims have been satisfied but the required payment to the Majority Shareholder has not been made by October 16, 2016, then the Board of Directors shall automatically be adjusted to have four members, three of which are to be elected by the Majority Shareholder. In each case, the Board of Directors shall remain controlled by the holder of the Series A Preferred Stock or the Majority Shareholder, as applicable, until the required payments are made.

In addition, if the Syms and Filene’s convenience class claims and the Syms general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2013, then the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any “near term properties” (as defined in the Plan) that remain unsold, if any, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

Similarly, if the Filene’s general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2014, then, absent approval of a six-month extension under the circumstances described in the Plan, the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any “medium term properties” (as defined in the Plan) and near term properties that remain unsold, if any, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits filed with this Form 10-Q

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)

3.1	Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on September 19, 2012)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1	Engagement Agreement for CEO Services, dated September 14, 2012, between Trinity Place Holdings Inc. and Esopus Creek Management LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: October 9, 2012	By	/s/ Lauren Krueger
LAUREN KRUEGER
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: October 9, 2012	By	/s/ Gary Binkoski
GARY BINKOSKI
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)

3.1	Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on September 19, 2012)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1	Engagement Agreement for CEO Services, dated September 14, 2012, between Trinity Place Holdings Inc. and Esopus Creek Management LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

