Form 10-Q/A
period 2012-08-25
Trinity Place Holdings Inc.
filed 2012-11-05
CIK 724742

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Trinity Place Holdings Inc. for the quarterly period ended August 25, 2012, filed with the Securities and Exchange Commission on October 9, 2012 (the “Form 10-Q”), is to furnish the Interactive Data file with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q with detailed note tagging, formatted in XBRL (eXtensible Business Reporting Language).

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

Item 6.	Exhibits.

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)*

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)*

3.1	Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on September 19, 2012)*

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)*

10.1	Engagement Agreement for CEO Services, dated September 14, 2012, between Trinity Place Holdings Inc. and Esopus Creek Management LLC.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        These exhibits were previously included or incorporated by reference in Syms Corp’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2012, filed with the Securities and Exchange Commission on October 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMS CORP

Date: November 5, 2012	By	/s/ Lauren Krueger
LAUREN KRUEGER
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 5, 2012	By	/s/ Richard Pyontek
RICHARD PYONTEK
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)