Form 10-Q
period 2012-11-24
Trinity Place Holdings Inc.
filed 2013-01-08
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 24, 2012

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

At December 24, 2012, there were 16,630,554 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TRINITY PLACE HOLDINGS INC. (f/k/a SYMS CORP.)

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS FOR THE

PERIOD FEBRUARY 25, 2012 TO NOVEMBER 24, 2012 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) at February 25, 2012 available to common shareholders	$21,183

Adjustment to fair value of assets and liabilities	621
Adjustment to accrued costs of liquidation	(5,018)
Subtotal	(4,397)

Net Assets (liquidation basis) as of May 26, 2012 available to common shareholders	16,786

Adjustment to fair value of assets and liabilities	1,792
Adjustment to accrued costs of liquidation	(5,016)
Subtotal	(3,224)

Net Assets (liquidation basis) as of August 25, 2012 available to common shareholders	13,562

Adjustment to fair value of assets and liabilities	4,228
Adjustment to accrued costs of liquidation	(23,478)
Sale of common stock pursuant to rights offering	25,002
Subtotal	5,752

Net Assets (liquidation basis) as of November 24, 2012 available to common shareholders	$19,314

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC. (f/k/a SYMS CORP.)

CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS

AS OF NOVEMBER 24, 2012 AND FEBRUARY 25, 2012 (LIQUIDATION BASIS)

(in thousands)

	November 24,	February 25,
	2012	2012
	(Unaudited)	(Note)

ASSETS
Cash and cash equivalents	$17,655	$26,304
Receivables	1,200	2,716
Prepaid expenses and other assets	6,295	9,533
Owned real estate, including air rights	144,689	139,631

TOTAL ASSETS	$169,839	$178,184

LIABILITIES
Accounts payable	$22,364	$30,556
Accrued expenses	28,288	32,975
Accrued liquidation costs	34,579	32,316
Other liabilities, primarily lease settlement costs	42,895	56,547
Obligation to former majority shareholder	17,792	-
Obligations to customers	4,607	4,607

TOTAL LIABILITIES	150,525	157,001

Net assets (liquidation basis - available to common shareholders)	$19,314	$21,183

Note: The consolidated condensed statement of net assets at February 25, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC. (f/k/a SYMS CORP.)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE AND THIRTY-FIVE WEEK PERIODS ENDED OCTOBER 29, 2011 (GOING CONCERN BASIS)

(in thousands, except per share amounts)

	For the	For the
	Nine Weeks	Thirty-Five Weeks
	Ended	Ended
	October 29, 2011	October 29, 2011
	(Unaudited)	(Unaudited)

Net sales	$66,540	$258,214
Cost of goods sold	42,797	158,029
Gross profit	23,743	100,185

Expenses:
Selling, general and administrative	21,790	76,081
Advertising	462	2,476
Occupancy, net	9,788	43,120
Depreciation and amortization	2,527	9,819
Other expense	3,315	4,815
Gain on disposition of assets	(1,488)	(7,565)

Total operating expenses	36,394	128,746

Loss from operations	(12,651)	(28,561)

Interest expense, net	282	1,062

Loss before income taxes	(12,933)	(29,623)

Income tax expense	53,022	46,404

Net loss	$(65,955)	$(76,027)

Net loss per share - basic and diluted	$(4.56)	$(5.26)

Weighted average shares outstanding - basic and diluted	14,448	14,448

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC. (f/k/a SYMS CORP.)

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THIRTY-FIVE WEEK PERIOD ENDED OCTOBER 29, 2011 (GOING CONCERN BASIS)

(in thousands)

For the Thirty-Five
Weeks Ended
October 29, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,027)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,819
Deferred income taxes	46,266
Gain on disposition of assets	(7,565)
(Increase) decrease in operating assets:
Receivables	(618)
Merchandise inventories	15,938
Prepaid expenses and other current assets	4,332
Other assets	(838)
Increase (decrease) in operating liabilities:
Accounts payable	(6,359)
Accrued expenses	3,342
Other long term liabilities	1,830
Obligations to customers	(127)
Net cash used in operating activities	(10,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,154)
Proceeds from sale of land, building and other assets	22,023
Net cash provided by investing activities	20,869

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings/repayment on revolving credit facility (net)	(10,885)
Net cash used in financing activities	(10,885)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,298
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,275

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$1,228

Income taxes (net of refunds)	$(119)

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 – The Company

As further described below, the predecessor to Trinity Place Holdings Inc. (“Trinity” or the “Company”), Syms Corp. (“Syms”), together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and Its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The discussion below is herein presented on a consolidated basis and includes information regarding the Company and Filene’s, LLC, its wholly-owned subsidiary.

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

Case Resolution

Chapter 11 Plan. The Plan, which was co-proposed by the Debtors and the Equity Committee (together, the “Plan Proponents”), was filed with the Court on May 24, 2012. The Plan was subsequently amended, concluding on July 27, 2012 with the support of the Creditors Committee. The Plan sets forth the manner in which claims against and equity interests in the Debtors are to be treated following the conclusion of the Chapter 11 cases. On August 30, 2012, the Court entered an order confirming the Plan, and the Plan became effective on September 14, 2012.

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

The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of liabilities subject to compromise pursuant to the Plan. Immediately following emergence from Chapter 11, the Company paid approximately $9.7 million in allowed administrative claims and has since paid approximately $8.6 million more through November 24, 2012 and $7.8 million more through December 28, 2012. As of January 5, 2013, the Company has in reserve approximately $5.4 million for other administrative claims, including any unpaid professional fees. Due to the significant number of claims filed, it is premature to estimate with any degree of accuracy the ultimate allowed amount of claims under the Plan. The claims reconciliation process may result in material adjustments to current estimates of allowable claims.

If the Syms and Filene's convenience class claims and the Syms general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2013, with the full amount per the Plan subject to change, then the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any "near term properties" (as defined in the Plan) that remain unsold, if any, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

If the Filene's general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2014, with the full amount per the Plan subject to change, then, subject to the extension of that date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any "near term properties" or “medium term properties (as defined in the Plan) that remain unsold, if any, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

Trinity’s current business plan includes the sale of 15 of its commercial real estate properties existing as of September 14, 2012, three of which were sold or leased since then, and the sale or development of 28-42 Trinity Place in Lower Manhattan. Trinity also plans to explore the licensing of its intellectual property, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the well-known Running of the Brides event and An Educated Consumer is Our Best Customer slogan. The Company is currently evaluating various strategic alternatives related to its 28-42 Trinity Place property. To date no specific course of action has been determined. As a result, there remains a range of estimated values that may be realized for 28-42 Trinity Place under the various sale or development alternatives. However, until such time as a more definitive strategy for this property has been determined, management believes it is appropriate to leave the carrying value at the estimated realizable value based on the assumptions that were used prior to the approval of the Plan. At the time a more definitive strategy is determined, the Company will adjust the carry value of the property to be consistent with assumptions that correspond to that strategy, a process that may lead to an increase in the recorded value for the property.

Rights Offering and Redemption. In connection with proposal of the Plan, Syms entered into an Equity Commitment Agreement (the “ECA”) among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust, as amended (the “Marcy Syms Trust” and, together with Marcy Syms and the Laura Merns Living Trust, the “Majority Shareholder”) and (v) the certain specified members of the Equity Committee and their affiliates (the “Backstop Parties”). The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as Trinity’s real estate assets are monetized. The amount due the former Majority Shareholder is included as a liability on the Company’s Consolidated Statement of Net Assets as of November 24, 2012.

Under the terms of the Plan, the Company is restricted from paying any distributions, dividends or redemptions until after the former Majority Shareholder payments are made in full. The Certificate of Incorporation of the Company provides for a share of Series B Preferred Stock owned by the former Majority Shareholder and entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder Payments are not made by October 16, 2016, so long as the General Unsecured Claim Satisfaction has occurred.

In connection with the ECA and pursuant to the Plan, Syms offered to sell to existing shareholders other than the former Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Exchange Act, the right to purchase 10,040,160 new shares of Syms at a price equal to $2.49 per share, or approximately $25 million in the aggregate (the “Rights Offering”). Pursuant to the ECA, the Backstop Parties agreed to purchase each of their pro rata share of the new shares made available in the Rights Offering, as well as new shares that were not subscribed for by other shareholders in the Rights Offering. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, Syms sold the 10,040,160 shares of common stock pursuant to the Rights Offering.

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

NOTE 2 – BASIS OF PRESENTATION

Going Concern Basis of Accounting

The consolidated condensed financial statements for the nine and thirty-five week periods ended October 29, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Statements of Operations for the nine and thirty-five week periods ended October 29, 2011 and Statement of Cash Flows for the thirty-five week period ended October 29, 2011 contain all adjustments, including normal recurring adjustments, necessary to present a fair statement of interim results.

Liquidation Basis of Accounting

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs over the anticipated period of liquidation are accrued to the extent reasonably determinable. The Plan calls for the sale of the Company’s 15 commercial real estate properties and the sale or development of 28-42 Trinity Place. Should the Company decide to develop, hold or operate 28-42 Trinity Place in a manner permitted by the Plan, the Company will evaluate at that time whether the liquidation basis of accounting remains appropriate.

Significant estimates and judgment are required to determine the accrued costs of liquidation. The company’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs are as follows (in thousands):

	Balance			Balance
	February 25,	Adjustments		November 24,
Estimated Costs of Liquidation	2012	to Reserves	Payments	2012

Real estate related carrying costs	$7,650	$13,486	$(4,703)	$16,433
Professional fees	22,920	13,193	(23,001)	13,112
Payroll related costs	1,577	5,739	(2,805)	4,511
Other	169	1,094	(740)	523
	$32,316	$33,512	$(31,249)	$34,579

The assumptions underlying the estimated accrued costs of liquidation of $34.6 million as of November 24, 2012 contemplated all changes in estimates resulting from the Plan.

Syms reviewed all operating expenses and contractual commitments such as payroll and related expenses, lease terminations cost, owned property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, which was initially anticipated to conclude in August 2012, was amended to conclude in calendar year 2016 based on the Plan and current business plans. The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the thirty-nine weeks ended November 24, 2012.

Adjustments to increase the reserve for real estate carrying costs by approximately $13.5 million were recorded during the thirty-nine week period ended November 24, 2012. The adjustments were mainly the result of estimated expenses for the longer liquidation period contemplated under the Plan. The estimates assume that 12 of the Company’s properties will be sold or monetized by September 2013, another three of its properties will be sold or monetized by September 2014, and the 28-42 Trinity Place location will be sold by the end of 2016.

Adjustments to increase the reserve for professional fees by approximately $13.2 million were recorded during the thirty-nine week period ended November 24, 2012. The majority of the increase reflects the costs of professionals for the new liquidation period that is estimated to run through the end of 2016. This also reflects increased costs due to the complexities of litigating the estate as well as the unplanned hiring of a fee examiner during the pre-emergence time period.

Adjustments to increase the reserve for payroll and related liquidation expenses by approximately $5.7 million were recorded during the thirty-nine week period ended November 24, 2012 primarily as a result of extending the expected liquidation period to conclude in calendar year 2016.

Adjustments to Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the thirty-nine week period ended November 24, 2012 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	February 26, 2012 through November 24, 2012

Adjust real estate to estimated net realizable value	$12,998
Adjust other assets to estimated net realizable value	312
Adjust estimated lease settlement costs to net realizable value	13,621
Adjust liability to restore properties	311
Adjust obligation to former majority shareholder	(19,566)
Adjust other claims to net realizable value	(1,035)
$6,641

Real estate - The net realizable value of real estate assets was adjusted upward in the aggregate by approximately $13.0 million to reflect the revised estimates of management and third party real estate experts as of November 24, 2012. The basis for determining the estimated net realizable values took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on management’s weighting of the likelihood of each alternative being achieved, an estimated net realizable value of $144.7 million is recorded. While this amount represents management’s best estimate at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the sale of the real estate could materially differ from this estimate. The Company is currently evaluating various strategic alternatives related to its 28-42 Trinity Place property. To date no specific course of action has been determined. As a result, there remains a range of estimated values that may be realized for 28-42 Trinity Place under the various sale or development alternatives. However, until such time as a more definitive strategy for this property has been determined, management believes it is appropriate to leave the carrying value at the estimated realizable value based on the assumptions that were used prior to the approval of the Plan. At the time a more definitive strategy is determined, the Company will adjust the carry value of the property to be consistent with assumptions that correspond to that strategy, a process that may lead to an increase in the recorded value for the property.

Lease settlement costs - Lease settlement costs have decreased by $13.6 million due to adjustments from 23 locations. These reductions were mainly the result of the Plan and its effective date of September 14, 2012, in which the Plan stipulated that the long-term Filene’s, LLC general unsecured creditors with allowed claims are entitled to a recovery of 75% on their claims.

Liability to restore properties - The Houston, Texas property was sold in November 2012 and the previously recorded liability to repair the roof was assumed by the acquirer of the property, thus the Company reversed the liability upon the consummation of the sale.

Obligation to Former Majority Shareholder – This represents the recording of the settlement with the former Majority Shareholder during the thirteen weeks ended November 24, 2012. On September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms at $2.49 per share. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as Trinity’s real estate assets are monetized. As further discussed in Note 5, $1.8 million due from the former Majority Shareholder was reclassified from other assets resulting in a net obligation to the former Majority Shareholder of $17.8 million as of November 24, 2012.

Other Claims – This amount mainly represents an increase in the multi-employer pension plan claim which was increased pursuant to the final Plan document.

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

Note 5 – Other Assets

The Company had recorded the cash surrender value of officers’ life insurance policies on the statement of net assets as part of prepaid expenses and other assets in the amounts of $1.8 million at February 25, 2012 (see Note 12). During the thirteen weeks ended November 24, 2012, as part of finalizing the Plan, the former Majority Shareholder agreed to reimburse the Company for an approximately equivalent amount and the $1.8 million was therefore recorded as an offset to the $19.6 million obligation to the former Majority Shareholder. Other assets also include trademark license intangibles, which were reduced from $1.5 million to $0.9 million during the thirteen weeks ended November 24, 2012, and security deposits with a balance of $5.3 million at November 24, 2012.

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

At November 24, 2012, the Company had no outstanding letters of credit (“LC”). At February 25, 2012 the Company had an outstanding LC of $1.1 million for a worker’s compensation and general liability insurance standby LC, and an outstanding standby LC of $0.2 million for merchandise, both of which were cash collateralized.

Total interest charges incurred for the nine and thirty-five week period ended October 29, 2011 were $0.3 million and $1.1 million, respectively. There was no capitalized interest for nine and thirty-five week period ended October 29, 2011.

Note 7 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. Participation in, and accrual of benefits under, the pension plan was frozen effective December 31, 2006. As of November 24, 2012 and February 25, 2012, the Company had a recorded liability of $7.2 million and $7.9 million, respectively, within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities. The Company had contemplated other courses of action, including a distress termination, whereby the Pension Benefit Guarantee Corporation (“PBGC”) takes over the plan. On February 27, 2012, the Company notified PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, the Company has elected not to terminate the plan in a distress termination and has formally notified the PBGC of this decision. Although the Company has accrued the liability associated with a standard termination, it has not taken any steps to commence such a termination and has made no commitment to do so by a certain date.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974, as amended. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The additional costs have been estimated at approximately $6.9 million for the multiemployer pension plans. The Company had a recorded liability of $6.3 million and $6.4 million which is reflected in accrued expenses as of November 24, 2012 and February 25, 2012, respectively. The withdrawal liability is only an estimate at this time and may or may not result in higher costs when the actuarial valuation for the most recent plan year (2012) is completed.

In accordance with minimum funding requirements, the Company paid approximately $0.7 million to the Syms sponsored plan and approximately $0.6 million to the multiemployer plan from September 17, 2012 through November 24, 2012.

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

Note 9 – Net loss per Share

Basic net loss per share has been computed based upon the weighted average common shares outstanding. Diluted net loss per share gives effect to the potential dilution that would have occurred if options were exercised. The following table sets forth basic and diluted average shares and the related net loss per share:

	For the Nine	For the Thirty-Five
	Weeks Ended	Weeks Ended
	October 29, 2011	October 29, 2011
	(in thousands, except per share amounts)
	(Unaudited)
Basic and diluted net loss per share:

Net loss	$(65,955)	$(76,027)

Average shares outstanding – basic and diluted	14,448	14,448

Basic and diluted net loss per share	$(4.56)	$(5.26)

Options to purchase 97,500 shares of common stock were excluded from the computation of diluted weighted average shares for the nine and thirty-five week periods ended October 29, 2011 because the options’ exercise prices were greater than the average market price of the common shares.

Note 10 – Income Taxes

For the thirteen and thirty-nine week periods ended November 24, 2012, the effective income tax rate was 0% as compared to (410.0%) and (156.7%) for the nine and thirty-five week period ended October 29, 2011, respectively. The change in the rate is primarily the result of the change in the assessment of the realization of the deferred tax assets. The difference between the effective income tax rate (0%) and the Federal statutory rate (35%) for the thirty-nine week period ended November 24, 2012 is largely attributable to state taxes and valuation allowance.

A full valuation allowance of approximately $85.1 million was recorded as of the year ended February 25, 2012 to fully reserve the deferred tax asset balance that previously existed. An additional valuation allowance of $2.9 million was recorded in the thirty-nine week period ended November 24, 2012.

Note 11 – Fair Value Measurements

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Assets measured at fair value on a recurring basis include the following as of November 24, 2012 and February 25, 2012 (dollars in thousands):

Fair Value Measurement at November 24, 2012 Using:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at November 24, 2012

Cash and cash equivalents	$17,655	$-	$-	$17,655

Fair Value Measurement at February 25, 2012 Using:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at February 25, 2012

Cash and cash equivalents	$26,304	$-	$-	$26,304

Cash surrender value
- Officers Life Insurance	$-	$1,774	$-	$1,774

Additionally, on a nonrecurring basis, prior to adopting liquidation basis accounting, the Company used fair value measures when analyzing asset impairment. Long-lived assets were reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the nine and thirty-five week periods ended October 29, 2011, the Company recorded asset impairment charges of approximately $0.1 million related to the lease expiration of the Park Avenue, NY location. Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

Note 12 – Related Party Transactions

Under the terms of the Plan, the Company is restricted from paying any distributions, dividends or redemptions until after the former Majority Shareholder payments are made in full. The Certificate of Incorporation of Trinity provides for a preferred series share, held by the former Majority Shareholder and which is pledged as security and held in escrow, entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder Payments are not made by October 16, 2016, provided that and conditioned upon the General Unsecured Claim Satisfaction having occurred.

In addition, as part of the Plan, Marcy Syms agreed to repay the Company $1,613,559 for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $160,800 for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1,774,359. At November 24, 2012, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder (i.e., Marcy Syms and her related trusts) on account of the redemption of the former Majority Shareholder’s shares of Company common stock referred to above.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby all rights to the commercial use of the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms.

Note 13–Disposition of Assets and Other Expense

During the thirteen week period ending November 24, 2012, the Company sold its Miami, FL and Houston, TX locations, the proceeds of which exceeded the previous carrying values, and therefore were recognized as an increase to the net asset value of the Company.

Gain on disposition of assets for the nine week period ended October 29, 2011 was $1.5 million and was primarily from the sale and leaseback of the Tampa, FL location, partially offset by the impairment of assets for the lease expiration of the Park Avenue, NY location. The gain for the thirty-five week period ended October 29, 2011 of $7.6 million was primarily from the sale of the Syms store located in Rockville, MD and to a lesser degree the proceeds from a partial condemnation of property adjacent to the Marietta, GA store and sale of the North Randall, OH location.

Note 14–Subsequent Event

During the month of December 2012, the Company sold its Fairfield, CT property, the building of which is 43,000 square feet, on an “as-is, where-is” basis. The lessor of the land exercised its option to terminate its leasehold interest with a payment of $5.5 million to the Company as agreed in Section 2(c) of the Revised Stipulation and Settlement Agreement by and Among the Debtors and the Lessor. The carrying value of this property as of November 24, 2012 has been adjusted to reflect the amount realized from this subsequent transaction.

During the month of December 2012, the Company entered into an agreement to lease its unoccupied space at its Elmsford, NY property. The carrying value of this property as of November 24, 2012 has been adjusted to reflect the amount realized from this subsequent transaction.

During the month of December 2012, the Company received a $0.9 million settlement on its Marietta, GA location. This was the result of the second and final payment regarding the partial condemnation of the property adjacent to the Marietta store in 2011. The financial statements as of November 24, 2012 have been adjusted to reflect the amount realized from this subsequent transaction.

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

The consolidated condensed financial statements for the nine and thirty-five week periods ended October 29, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business.

In the opinion of management, the accompanying Consolidated Condensed Statements of Operations for the nine and thirty-five week periods ending October 29, 2011 and the Consolidated Condensed Statement of Cash Flows for the thirty-five week period ending October 29, 2011 contain all adjustments, including normal recurring adjustments, necessary to present a fair statement of interim results.

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

a.	Accrued Liquidation Costs - Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon the timing of the sale of each property as compared to the forecasted timing, as well as changes in market conditions. Management reviews, on a quarterly basis, the estimated fair value of the Company’s assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense - The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared on an annual basis to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions

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

Various factors, including future sales growth and profit margins, were included in this analysis. To the extent these future projections or the Company’s strategies changed, the conclusion regarding impairment may have differed from the Company’s estimates. During the nine and thirty-five week periods ended October 29, 2011, the Company recorded assets impairment charges of approximately $0.1 million related to the lease expiration of the Park Avenue, NY location.

Deferred Tax Valuation Allowance – The Company had considered future taxable income and ongoing prudent and feasible tax planning strategies that could produce additional future taxable income in assessing the need for a valuation allowance. A net valuation allowance of approximately $46.5 million was recorded in the thirty-five week period ended October 29, 2011. Further valuation allowance of approximately $38.6 million was recorded in the subsequent period from October 30, 2011 through February 25, 2012. An additional valuation allowance of $2.9 million was recorded during the thirty-nine weeks ended November 24, 2012.

Results of Operations

For an entity reporting under the liquidation basis of accounting, the entity is required to present a statement of net assets (which replaces a balance sheet), whereby the assets are reported at estimated realizable amounts and the liabilities are reported at settlement amounts; and a statement of changes in net assets in liquidation (which replaces the statement of operations), which reports the estimated gains and losses on liquidation. The Company began presenting its financial statements under the liquidation basis of accounting as of October 30, 2011 and discontinued its retail operations on or about December 31, 2011. Because all retail operations have ceased, the results of operations for the thirteen and thirty-nine week periods ended November 24, 2012 are not comparable to the thirteen and thirty-nine week periods ended November 26, 2011.

On September 7, 2012, Syms sold its Miami, FL property, the building of which is 53,000 square feet, in a Court-approved transaction. The net proceeds from the sale were approximately $4.1 million.

On November 19, 2012, the Company sold its Houston, TX property, the building of which is 42,000 square feet, on an “as-is, where-is” basis.

The net proceeds from the sale were approximately $3.6 million.

During the month of December 2012, the Company sold its Fairfield, CT property, the building of which is 43,000 square feet, on an “as-is, where-is” basis. The lessor of the land exercised its option to terminate its leasehold interest with a payment of $5.5 million to the Company as agreed in Section 2(c) of the Revised Stipulation and Settlement Agreement by and Among the Debtors and the Lessor. The carrying value of this property as of November 24, 2012 has been adjusted to reflect the amount realized from this subsequent transaction.

During the month of December 2012, the Company entered into an agreement to lease its unoccupied space at its Elmsford, NY property. The carrying value of this property as of November 24, 2012 has been adjusted to reflect the amount realized from this subsequent transaction.

During the month of December 2012, the Company received a $0.9 million settlement on its Marietta, GA location. This was the result of the second and final payment regarding the partial condemnation of the property adjacent to the Marietta store in 2011. The financial statements as of November 24, 2012 have been adjusted to reflect the amount realized from this subsequent transaction.

Liquidity and Capital Resources

Unless otherwise noted, the following discussion relates only to liquidity and capital resources for the nine and thirty-five week periods ended October 29, 2011.

Until October 29, 2011, the Company purchased first-quality, in-season designer and brand name merchandise from more than 900 vendors at prices that were believed to be below those generally available to major department and specialty stores, at which time the Company was highly reliant on the trade credit from factors, vendors and service providers. Decreasing availability of trade credit throughout the thirty-five weeks ending October 29, 2011 limited the Company’s available liquidity.

Net cash used in operating activities totaled $10.0 million for the thirty-five weeks ended October 29, 2011.

Net cash provided by investing activities was $20.9 million for the thirty-five weeks ended October 29, 2011. There was $22.0 million in proceeds primarily attributed to the sale of land, buildings and other assets from four former Syms store locations, partially offset by capital expenditures for property and equipment of $1.2 million.

Net cash used by financing activities was $10.9 million for the thirty-five weeks ended October 29, 2011. The cash provided in the 2011 period was the result of net repayments on our credit facility.

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

At November 24, 2012, the Company had no outstanding LC’s. At February 25, 2012 the Company had an outstanding LC of $1.1 million for a worker’s compensation and general liability insurance standby LC, and an outstanding standby LC of $0.2 million for merchandise, both of which were cash collateralized.

Total interest charges incurred for the nine and thirty-five week periods ended October 29, 2011 were $0.3 million and $1.1 million, respectively. There was no capitalized interest for nine and thirty-five week periods ended October 29, 2011.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the thirty-nine week period ended November 24, 2012. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of November 24, 2012 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended November 24, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company.  Certain of such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 25, 2012 (fiscal 2011) (as amended) and in its most recent Quarterly Report on Form 10-Q for the quarter ended August 25, 2012 (as amended).  In addition to such risks and uncertainties, which are incorporated herein by reference, the Company is subject to certain additional risks and uncertainties following its emergence from bankruptcy, including the following:

There can be no assurance that the Company’s search for a new Chief Executive Officer and other real estate professionals will be successful.

On December 13, 2012, Lauren Krueger resigned as Chief Executive Officer, President and Secretary of the Company, effective January 11, 2013. Ms. Krueger has been providing management services to the Company pursuant to an Engagement Agreement for CEO Services between the Company and Esopus Creek Management LLC (“Esopus Creek”). In connection with Ms. Krueger’s resignation, Esopus Creek notified the Company that it is terminating the Engagement Agreement effective January 11, 2013.

The Company may engage in discussions with Ms. Krueger and Esopus Creek to obtain their assistance on transition and other issues after January 11, 2013. Ms. Krueger and Esopus Creek have indicated their willingness to provide such assistance through March 1, 2013. The Company has engaged a search firm to conduct an executive search for a new Chief Executive Officer and other real estate professionals, but there can be no assurance that the search will be successful or that the services of Ms. Krueger and Esopus Creek will be available after January 11, 2013.

There can be no assurance that the Company will be able to monetize its assets in an amount that will be sufficient to satisfy its near term obligations to creditors under the Plan.

If the Syms and Filene's convenience class claims and the Syms general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2013, then the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any "near term properties" (as defined in the Plan) that remain unsold, if any, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.  The Company may not have sufficient cash flow from the sale of near term properties in the next nine months to satisfy 100% of the Syms and Filene's convenience class claims and Syms general unsecured claims.  The Company may seek to raise money through the sale of common equity, a debt financing or the sale of other properties or assets, but it may decide to not raise money for the purpose of paying claims by October 1, 2013 and, in any event, such money may or may not be available on acceptable terms.

There can be no assurance that the Company's reserve for overhead expenses will be sufficient.

As part of the Plan, the Company established a reserve of $5 million for overhead expenses to be incurred in the first two years following the effectiveness of the Plan. If the Company desires or needs to incur overhead expenses in excess of that amount, it would need to explore various alternatives within the parameters of the Plan, including, without limitation, obtaining the consent of the trustee of the Series A Preferred Trust to increase the reserve.  There can be no assurance that any such alternatives would be available to the Company on acceptable terms or that such consent would be obtained.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: January 8, 2013	By	/s/ Lauren Krueger
LAUREN KRUEGER
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: January 8, 2013	By	/s/ Richard G. Pyontek
RICHARD G. PYONTEK
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

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

