Form 10-K
period 2013-03-02
Trinity Place Holdings Inc.
filed 2013-05-31
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 2, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8546

TRINITY PLACE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	No. 22-2465228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

One Syms Way, Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 902-9600

Securities registered pursuant to Section 12(b) of the Act : NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.01 Par Value Per Share

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

Large Accelerated Filer   ☐        Accelerated Filer   ☐          Non-Accelerated Filer ☐          Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐              No ☑

As of August 25, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $19,112,000.

As of May 24, 2013, 16,630,554 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

Form 10-K Index

Item 1. BUSINESS

As further described below, the predecessor to Trinity Place Holdings Inc. (“Trinity” or the “Company”), Syms Corp. (“Syms”), together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and Syms and its subsidiaries (collectively, the “Debtors”) consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Overview

Prior to filing for bankruptcy, Syms and its wholly-owned subsidiary, Filene’s Basement, LLC (“Filene’s,” “Filene’s, LLC” or “Filene’s Basement”), collectively owned and operated a chain of 46 “off-price” retail stores under the “Syms” name (which were owned and operated by Syms) and the “Filene’s Basement” name (which were owned and operated by Filene’s, LLC). The stores were located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms and Filene’s Basement stores offered a broad range of first quality, in-season merchandise, bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC, which became known as Filene’s Basement, LLC, acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), then a Chapter 11 debtor-in-possession operating a retail clothing chain, pursuant to an auction conducted in accordance with section 363 of the Bankruptcy Code. As a result, Filene’s, LLC thereafter operated 21 Filene’s Basement stores then located in the Northeastern, Middle Atlantic, Midwest and Southeast regions until Filene’s, LLC itself became a Chapter 11 debtor, along with Syms, and discontinued its retail operations on or about December 31, 2011. In addition, Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment – the “off-price” retail stores segment.

Chapter 11 Cases

Syms and its subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 in Court on November 2, 2011 (the “Petition Date”) and were operating as debtors-in-possession through September 14, 2012, at which time the Plan became effective and reorganized Syms merged with and into Trinity. Shortly after the filing of the Chapter 11 cases the Debtors sold virtually all their inventory and much of their furniture, fixtures and equipment during a closing process at each of their stores. The sales concluded across their various locations in the last days of December 2011. On or about December 31, 2011, the Debtors had ceased retail operations at all of their stores and vacated all their leased retail store and distribution center locations.

As of the Petition Date, the Debtors were lessees under thirty-five commercial real estate leases. On December 16, 2011, the Court entered an order that approved the Debtors’ proposed procedures for the marketing and disposition of their leases.

The lease marketing process resulted in the sale of the Debtors’ interest in, or consensual termination of, certain of the Debtors’ leases. The Debtors rejected several other leases effective as of December 31, 2011. Under the Bankruptcy Code, when a debtor rejects a real estate lease, the rejection is considered a breach that gives rise to a claim for breach by the landlord against the debtor. However, the Bankruptcy Code imposes certain caps on the maximum amount of breach claims that a landlord may assert.

Chapter 11 Plan

The Plan, which was co-proposed by the Debtors and the Official Committee of Syms’ Equity Security Holders (together, the “Plan Proponents”), was filed with the Court on May 24, 2012. The Plan was subsequently amended, concluding on July 27, 2012 with the support of the Official Committee of Unsecured Creditors. On August 30, 2012, the Court entered an order confirming the Plan, and the Plan became effective on September 14, 2012.

Upon the effective date of the Plan and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity will attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders, as further described below. Under the Plan, Syms creditors holding allowed claims are entitled to payment of those claims in full. The Plan also provides for Filene’s, LLC creditors to receive recoveries from the monetization of certain of Trinity’s assets. Filene’s, LLC short-term creditors are entitled to payment in full on their allowed claims and Filene’s, LLC long-term creditors with allowed claims are entitled to a recovery of 75% on their claims.

The Company is in the process of reconciling claims against its books and records, and objecting to and resolving various claims associated with the discharge of liabilities pursuant to the Plan. The Company has engaged Alvarez & Marsal and Morris, Nichols Arsht & Tunnell, LLP to advise and assist the Company with respect to the claims reconciliation work. Immediately following emergence from Chapter 11, the Company paid approximately $9.7 million in allowed administrative claims and has since paid approximately $16.5 million more through March 2, 2013. As of March 2, 2013, the Company had in reserve approximately $5.2 million for other administrative claims.

A total of 3,096 proofs of claims and one motion for payment of professional fees for substantial contribution were filed in the Chapter 11 cases that asserted claims in the aggregate amount of approximately $316.6 million. When combined with the schedules of liabilities that were filed in the Chapter 11 cases, the aggregate “as filed” claims totaled approximately $320.2 million (exclusive of the amounts due to the former Majority Shareholder under the Plan). In the experience of the Company’s advisors, however, claims filed by creditors typically vastly exceed the amounts reflected on a company’s books and records and the amounts that are eventually allowed and actually paid.

As of May 24, 2013, based on the reconciliation work to date and an analysis from Alvarez & Marsal, the Company believes that the estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $103 million and $123 million. In addition, because the Filene’s, LLC long-term allowed claims are only entitled to a 75% recovery, the estimated aggregate amount of distributions to creditors and the former Majority Shareholder under the Plan is between $94 million and $113 million. The differences between the “as filed” amounts and these estimates primarily reflect duplicative claims (including identical claims filed against more than one debtor entity or in more than one priority class), amounts in the “as filed” claims that exceed the amounts for those claims shown on the Company’s books and records, and asserted claims for which the Company does not believe it has any liability.

The process of reconciling claims is different than the process of actually resolving claims. Accordingly, the above estimates are based primarily on the work of the Company’s advisors in identifying and reconciling the amount of asserted claims to the Company’s books and records, and not on the negotiation or settlement of specific claims. Because of the large number of claims filed, the ongoing reconciliation and settlement processes and the litigation of certain claims, and although management believes the best current estimate has been recorded, the ultimate amount of allowed claims and the ultimate amount of distributions under the Plan could be materially different than the Company’s current estimates. Nonetheless, the estimates reflect what the Company’s advisors believe will be the amount of allowed claims and the amount of distributions after all of the claims are resolved, and they are the Company’s best estimates of those amounts as of May 24, 2013.

If the Syms and Filene's convenience class claims and the Syms general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2013, with the full amount per the Plan subject to change, then the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any "near term properties" (as defined in the Plan and listed in Item 2 below) that remain unsold, if any, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

If the Filene's general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2014, with the full amount per the Plan subject to change, then, subject to the extension of that date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any "near term properties" or “medium term properties” (as defined in the Plan and listed in Item 2 below) that remain unsold, if any, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

Rights Offering and Redemption

In connection with proposal of the Plan, Syms entered into an Equity Commitment Agreement (the “ECA”) among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust, as amended (the “Marcy Syms Trust” and, together with Marcy Syms and the Laura Merns Living Trust, the “Majority Shareholder”) and (v) the certain specified members of the Official Committee of Syms Equity Security Holders and their affiliates (the “Backstop Parties”). The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder is $17.8 million and is included as a liability on the Company’s Consolidated Statements of Net Assets as of March 2, 2013.

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

In connection with the ECA and pursuant to the Plan, Syms offered to sell to existing shareholders other than the former Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Securities Exchange Act of 1934, the right to purchase 10,040,160 new shares of the Company’s common stock at a price equal to $2.49 per share, or approximately $25 million in the aggregate (the “Rights Offering”). Pursuant to the ECA, the Backstop Parties agreed to purchase each of their pro rata share of the new shares made available in the Rights Offering, as well as new shares that were not subscribed for by other shareholders in the Rights Offering. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the Company sold the 10,040,160 shares of common stock pursuant to the Rights Offering.

The foregoing descriptions of certain transactions contemplated by the Plan are summaries only and do not purport to be complete and are qualified, in all respects, by the actual provisions of the Plan and related documents.

General Business Plan

As of September 14, 2012, Trinity owned 16 commercial real estate properties and a residential condominium. Trinity’s business plan includes the sale of 15 of those properties and the condominium, and the sale or development of 28-42 Trinity Place in Lower Manhattan (which is generally referred to herein as the “Trinity Place Property”). As of March 2, 2013, the Company had sold its properties in Houston, Texas and Fairfield, Connecticut, as well as the condominium. Subsequent to March 2, 2013, the Company has sold its property in Southfield, Michigan. The Company has also leased its property in Elmsford, New York. In addition, the Company’s property in Miami, Florida was sold shortly before the effective date of the Plan. At present, the Company believes that substantially all of its real estate properties are likely to be monetized prior to the end of 2014, but there can be no assurance that this will happen, and the Company may consider alternatives if and as they arise.

Trinity also plans to explore the licensing of its intellectual property, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the Running of the Brides event and An Educated Consumer is Our Best Customer slogan.

The Company is undertaking a review of various strategic and developmental alternatives related to the Trinity Place Property. To date no specific course of action has been determined. The Company intends to retain advisors including zoning architects, attorneys, construction experts and brokers to assist it in its review of monetization strategies for the Trinity Place Property. In light of the ongoing review, there remains a range of estimated values that may be realized for the Trinity Place Property under the various sale or development alternatives. The estimated value for the Company’s properties including the Trinity Place Property is discussed in the Notes to Consolidated Financial Statements.

Operating Reserves

Under the Plan, the Company’s corporate budget is composed of certain operating reserves to fund working capital and the Company’s operations. For the two year period from September 14, 2012 through September 13, 2014, the amounts to be funded and used in these reserves were set as follows: (i) a corporate overhead reserve of $5.0 million in the aggregate, (ii) a $3,829,088 pension fund reserve (of which $2.0 million shall fund the minimum annual payments due under the Syms pension plan and $1,829,088 shall fund the minimum quarterly payments due to Local 1102 for the allowed amount of the claims for pension withdrawal liability), (iii) a carry cost/repair/tenant improvement reserve of $9.0 million in the aggregate, and (iv) a reserve for carry costs of the Trinity Place Property of $3.0 million in the aggregate. After September 14, 2014, additional amounts are to be funded to those four reserves plus a discretionary reserve and an emergency fund reserve of $500,000 each.

Under the Plan, the reserves are to be funded from the proceeds realized by the Company from the sale of assets, settlements or any other sources in the first year following the conclusion of the Chapter 11 cases. Absent the consent of the holder of the Series A Preferred Stock, the aggregate cap for any reserve may not be increased and the amounts in each reserve may not be used to fund any expenses designated to be paid from another reserve, except that, (i) by a majority vote of the Board of Directors, amounts in the corporate overhead reserve may be reallocated to the carry cost/repair/tenant improvement reserve and (ii) by a majority vote of the Board of Directors, and with the consent of the “Independent Director” (as described in the Plan), amounts in the corporate overhead reserve may be reallocated to the Trinity Place Property carry reserve.

Certain Historical Financial Information

In fiscal 2010, Syms reported annual revenues of $445.1 million, a net loss of $32.9 million and total assets of $270.8 million. In fiscal 2011, Syms reported annual revenues of $258.2 million, a net loss of $76.0 million and total assets of $178.2 million. Syms switched to liquidation accounting on October 30, 2011, and Syms merged into Trinity on September 14, 2012. As of the end of fiscal 2012, the Company had total assets of $159.1 million.

Sold Properties

Certain information about the Company’s properties as of May 24, 2013 is set forth in Item 2 “Properties”. Certain information about the properties of the Company that have been sold, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, are set forth below. Each of these properties was a “short term property” under the Plan:

Property Location	Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	53,000	$4.1	September, 2012
Houston, TX	42,000	$3.6	November, 2012
Fairfield, CT	43,000	$5.5	December, 2012
Secaucus, NJ (Condo)	2,000	$0.3	January, 2013
Southfield, MI	60,000	$2.5	April, 2013

Total	200,000	$16.0

Marketing

Trinity has chosen to engage commercial real estate brokers to coordinate the marketing and other aspects of the process of selling certain of its properties. While terms vary, these brokers are typically due a commission payable only upon closing of the sale of the subject property based on the sale price. With respect to certain other properties, brokers have also been engaged to seek tenants with commissions based on the rents called for under an executed lease. Currently, the Company has five properties subject to brokerage agreements for the sale or lease of its properties and is in the process of engaging brokers on additional properties. In certain cases, sales of properties are being pursued without the assistance of brokers. Engaging brokers familiar with and experienced in the markets in which the properties are located often provides important expertise on local market conditions, potential buyers and pricing variables.

Competition

The markets in which the Company’s properties are located are inherently competitive with respect to prospective buyers and tenants for property and space. In most cases, there may be a limited number of prospective buyers or tenants in any given market, while there may be a number of available properties with characteristics more or less attractive than the Company’s property. In some of the markets, we expect that there may be few buyer or tenant prospects for the Company’s property and the ability to successfully sell or lease the property is uncertain.

Competitive factors with respect to the Company’s Trinity Place Property may have a particularly material effect on the Company as it is likely the Company’s most valuable asset. The projected supply, demand and pricing for residential rental or condominium apartments and for commercial space will have a meaningful impact on investors’ interests for this property. There are numerous development projects in the surrounding area of Lower Manhattan that will compete against this property to attract owners and renters of space. Timing of delivery of future inventory of commercial and residential space in the area is uncertain and will be an important consideration for investors and other potential buyers. In particular, the future demand for residential condominium units in Lower Manhattan is highly uncertain and will be a critical variable in the marketing of the property.

Environmental Compliance

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

Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopment projects that a potential purchaser would want to undertake with respect to any particular parcel of real estate owned by the Company. Such laws, ordinances and regulations also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and management of certain properties, the Company could be held liable for the costs of remedial action with respect to these regulated substances or related claims.

The Company estimates that it will incur at least $0.15 million in fees for Phase 1, Phase 2 and asbestos studies when selling its remaining properties, excluding the Trinity Place Property.

Based on a 2012 Phase 1 Environmental Assessment for the Trinity Place Property, the following conditions were noted for further investigation: an underground storage tank, asbestos containing materials and lead based paint. The Company estimates it will incur a minimum of $0.5 million to $0.75 million in fees and abatement related to the Trinity Place Property.

Employees

As of March 2, 2013, the Company had approximately eight employees primarily staffed in accounting, administration and information technology capacities. Prior to the Company’s Chapter 11 filing, the Company had approximately 2,500 employees, consisting mostly of sales personnel, of which approximately 1,400 worked on a part time basis.

General Information about Syms and Trinity

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

Available Information

The Company makes available on its website at www.tphs.com under “Investor Information” - “Press Releases and Financial Reports,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such materials with, or furnishes such materials to, the SEC. On the website, the Company also offers a link to all of the Company’s SEC filings and to all beneficial ownership reports filed by the Company’s directors and executive officers, via the SEC’s EDGAR filing system.

Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks materialize, the financial condition and cash flows of the Company could be materially adversely affected.

There can be no assurance that the Company will be able to monetize its assets in an amount that will be sufficient to satisfy its near term obligations to creditors under the Plan.

If the Syms and Filene's convenience class claims and the Syms general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2013, then the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any “near term properties” that remain unsold pursuant to a commercially reasonable process consistent with maximizing the value of those properties.  The Company may not have sufficient cash generated from the monetization of its properties in the next four months to satisfy 100% of the Syms and Filene's convenience class claims and Syms general unsecured claims. It is unclear how the director referred to above would exercise his right to direct the sales or what effect that may have on the sale of the “near term properties”. The Company may seek to raise money through the sale of common equity, or the sale of other properties or assets, but it may decide to not raise money for the purpose of paying claims by October 1, 2013 and, in any event, such money may or may not be available on acceptable terms.

There can be no assurance that the Company's reserves for operating expenses will be sufficient.

As part of the Plan, the Company established a reserve of $5 million for overhead expenses to be incurred in the first two years following the effectiveness of the Plan. The Company’s overhead expenses have exceeded the original expectations, and at its current level of expenditures, the Company is likely to exhaust the overhead reserve in July 2013 or August 2013, absent an alternative arrangement or the consent described below. The Plan similarly established reserves for other operating expenses in the first two years following the effectiveness of the Plan, including one for general carrying costs and tenant improvements and one specifically for the Trinity Place Property, and there can be no assurance that those reserves will be sufficient. The Company is currently pursuing various alternatives within the parameters of the Plan, including, obtaining the consent of the holder of the Series A Preferred Stock to increase these reserves, which consent it has not yet received. The Company may also seek to raise money through the sale of common equity or by seeking other forms of capital. There can be no assurance that any such alternatives would be available to the Company on acceptable terms or that such consent will be obtained.

Proceeds from the monetization of the Company’s assets, after the payment of budgeted costs and transaction expenses, must be used to pay the Company’s obligations under the Plan.

Under the Plan, any proceeds generated from the monetization of the Company’s assets are first used to pay transaction expenses and to fund the Company’s operating budget. All net proceeds must then be used to satisfy creditor claims under the Plan and the Majority Shareholder redemption payment. As of May 24, 2013, based on the reconciliation work to date, the Company believes that the estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $103 million and $123 million. In addition, because Filene’s long-term allowed claims are only entitled to a 75% recovery, the estimated aggregate amount of distributions to creditors and the former Majority Shareholder under the Plan is between $94 million and $113 million. Only if there are proceeds remaining after the satisfaction of such obligations can they be used in the business of the Company or distributed to stockholders. There can be no assurance that the Company will be able to monetize its assets in an amount that will be sufficient to satisfy its obligations under the Plan or that would result in distributable proceeds.

If certain of the Company’s obligations are not satisfied by specific dates, the Plan and the Company’s Certificate of Incorporation provide for certain shifts in control.

If the Company is unable to satisfy all of its general unsecured claims by October 1, 2016, then the Company’s Certificate of Incorporation provides for the Board of Directors to automatically increase to nine members, seven of which are to be elected by the holder of the Series A Preferred Stock. Also, if the general unsecured claims have been satisfied but the required payment to the Majority Shareholder has not been made by October 16, 2016, then the Board of Directors shall automatically be adjusted to have four members, three of whom are to be elected by the Majority Shareholder. In each case, the Board of Directors shall remain controlled by the holder of the Series A Preferred Stock or the Majority Shareholder, as applicable, until the required payments are made.

In addition, as described above, if the Syms and Filene’s convenience class claims and the Syms general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2013, then the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any “near term properties” that remain unsold pursuant to a commercially reasonable process consistent with maximizing the value of those properties. It is unclear how the director referred to above would exercise his right to direct the sales or what effect that may have on the sale of the “near term properties”.

Similarly, if the Filene’s general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2014, then, absent approval of a six-month extension under the circumstances described in the Plan, the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any “medium term properties” and “near term properties” that remain unsold pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

Capital market, regional and general economic conditions could adversely affect the value of the Company’s real estate portfolio.

The value of the real estate owned by the Company may be affected by volatility and illiquidity in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. For instance, as a result of the economic downturn and global recession that began in the second half of 2007, demand for retail space such as that owned by the Company declined nationwide due to industry slowdowns, bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities lessened compared to the period prior to the economic downturn. Depending on economic conditions, it may be difficult to sell any particular parcel of real estate owned by the Company, and it may be difficult to lease space, collect rent, and attract new tenants.

The real estate owned by the Company is located predominately in the New York City metropolitan area, as well as in Florida, Georgia and Illinois. A downturn in the economies of any these local markets could reduce demand for retail space even in the event of a general market upswing. Because the Company’s portfolio consists primarily of retail space (as compared to a more diversified real estate portfolio), a decrease in demand for retail space in turn could adversely affect the value of the real estate owned by the Company.

It may be difficult to sell real estate quickly and there are certain transfer and other restrictions applicable to some of the Company’s properties.

The ability to sell properties is subject to a number of issues and conditions, including delivery of marketable title, satisfactory environmental reports and purchasers’ reviews of the physical condition of the properties.

Real estate investments are relatively illiquid, and as a result, the Company’s ability to sell one or more parcels of its real estate may be limited. There can be no assurance that the Company will be able to dispose of any particular parcel of its real estate within a stated time period or for a stated price. In addition, significant carrying costs are associated with each parcel of real property, including insurance, real estate taxes and maintenance costs.

While most of the Company’s properties are predominantly vacant, the Company may be unable to lease, renew leases or relet space as current or future leases expire.

The value of certain real estate owned by the Company will depend in part on whether the properties are leased up with long term credit worthy tenants. Therefore, if current tenants decide not to renew their leases when such leases expire, the Company or the buyers of the parcels may have difficulty finding replacement tenants for those leases. Moreover, even if existing tenants renew their leases or the Company can relet the space, it may not be able to retain favorable economic terms because of, among other factors, the cost of required renovations for any particular property. If the Company is unable to promptly renew the leases or relet the space at similar rates, the value of the affected real property could be adversely affected and it could become more difficult to sell.

A portion of the Company’s income is from rent, and there is a risk that the tenants may not be able to pay their rents or that they may otherwise default under the terms of their leases.

The single largest lease to the Company is the lease to The Sports Authority located at the former Syms store in Elmsford, NY, which the tenant is currently refurbishing and preparing for an opening later in 2013. While there is no specific risk that the Company is aware of at this time, anything that causes a disruption of the rent with respect to this lease, or a description with respect to the business or credit quality of The Sports Authority, would likely be material to the Company and the potential sale of the Elmsford property. In addition, if The Sports Authority or another tenant does not pay its rent, the Company may incur costs to enforce its rights as landlord. During economic downturns in the economy, there may be an increase in the number of tenants that cannot pay their rent and a corresponding increase in vacancy rates.

Selling real estate is a competitive business.

Much of the real estate owned by the Company is located in markets where there are other similar parcels for sale, meaning that buyers often have a number of alternatives, and this can depress sale prices or prolong the time it may take to achieve a sale. Also, the value of the real estate owned by the Company depends upon, among other factors, trends in the national, regional and local economies, the financial condition and operating results of potential buyers, current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population trends. The ability to sell and the price of any individual property is also dependent on the state of title, the physical condition of the property (including the state of the roof and the heating, cooling and ventilation systems), available parking and environmental conditions, among other factors. Contracts of sale are often subject to due diligence periods in which the prospective purchaser is permitted to review and raise objections to various physical and legal conditions while the property is under contract and is no longer being marketed.

As described above, the Trinity Place Property is subject to a myriad of competitive and uncertain market conditions that may affect its value. In addition, its physical condition has not been fully investigated and may require significant expenditures. The Company is currently restoring a full exterior wall on one of the component buildings of this property.

The majority of the value in the Company’s real estate holdings are concentrated in just a few parcels.

Although the Company owns 13 parcels as of May 24, 2013, a significant majority of the anticipated value of those properties is concentrated in just five properties, including the Trinity Place Property in Lower Manhattan and properties in Secaucus, NJ, Elmsford, NY, Paramus, NJ, and Westbury, NY.

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

Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopment projects that a potential purchaser would want to undertake with respect to any particular parcel of real estate owned by the Company. Such laws, ordinances and regulations also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and management of certain properties, the Company could be held liable for the costs of remedial action with respect to these regulated substances or related claims.

The Company is subject to risks associated with natural or other disasters.

A number of the parcels comprising the real estate owned by the Company are located in areas which could be subject to natural or other disasters, including hurricanes, severe tropical storms and tornados. For example, the Trinity Place Property sustained damage in connection with Hurricane Sandy in October 2012, only a portion of which may be recoverable through insurance; however, the amount of the uninsured loss is not expected to have a material effect on the Company.

The Company is subject to potential uninsured losses and/or claims.

The Company carries comprehensive liability, fire, flood, earthquake, extended coverage and rental loss insurance on all properties, which it believes will be adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, which may not be covered by insurance. If an uninsured loss or a loss in excess of insured limits occurs, such loss could have a negative impact on the Company and/or the anticipated future revenue from any particular parcel of real estate owned by the Company.

Possible terrorist activity or other acts of violence could adversely affect the Company’s financial condition.

Terrorist activities or violence also could affect the value of the Company’s properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase the Company’s operating expenses. Terrorist activities and other acts of violence could also indirectly affect the Company’s financial condition because of the impact they can have on the economy generally.

The Company may incur significant costs complying with the Americans with Disabilities Act and similar laws.

The Company’s properties may be subject to risks relating to current or future laws, including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future. Noncompliance with these laws could result in fines being levied against the Company.

Under the Americans with Disabilities Act, (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to the Company’s properties, or restrict the Company’s ability to renovate its properties. If one or more of the Company’s properties is not in compliance with the ADA or other legislation, then the Company may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws.

Changes in governmental regulation could adversely affect the Company’s operations.

Laws and regulations at the local, state and federal levels frequently change and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from the changes in governmental regulation under different political administrations. Changes in regulations, the imposition of additional regulations, or the enactment of new legislation that impacts employment, labor, trade, transportation or logistics, health care, tax or environmental issues, among others, could have a material adverse impact on our financial condition.

The legal status of the CEO’s engagement agreement remains in question.

Lauren Krueger served as the Company’s Chief Executive Officer from September 14, 2012 until the effective date of her resignation on January 11, 2013. The Board of Directors then elected Mark D. Ettenger as Chairman, and in such capacity he served as the Company’s principal executive officer from January 12, 2013 until April 21, 2013. On April 22, 2013, the Company and Mr. Ettenger executed an engagement agreement for his CEO services, and his title became Chairman, President and Chief Executive Officer. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2013 and discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Alan Cohen, the Company director appointed by the holder of the Series A Preferred Stock, has informed the Company of his belief that under the Company’s Certificate of Incorporation and the Plan, his approval is required in order for the Company to enter into and/or perform its obligations under the CEO engagement agreement between the Company and Mr. Ettenger. Mr. Cohen has not approved the engagement agreement and has indicated that he does not intend to approve it in its current form. The Company, Mr. Cohen and Mr. Ettenger are engaged in discussions attempting to resolve the issue, but there can be no assurance as to the outcome of those discussions. If the matter is not resolved, it could result in the Company not having a principal executive officer and/or in the need for legal proceedings, which could cause further distraction and negatively affect the Company’s business.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

As of May 24, 2013, the Company’s remaining “near term properties” as defined under the Plan are as follows. Each property is owned in fee, except as noted.

Total
Square
Property Location	Feet

Addison, IL	68,000
Berwyn, PA	69,000
Cherry Hill, NJ	150,000
Ft. Lauderdale, FL	55,000
Marietta, GA	77,000
Norcross, GA	69,000
Secaucus, NJ (1)	340,000
West Palm Beach, FL	112,000
Williamsville, NY	102,000

Total	1,042,000

(1)	Ground lease dated June 1, 1977, expiring May 31, 2276. Under the terms of the ground lease, the Company is obligated to pay additional rents equal to 15% of any annual net cash flow plus 15% of any net proceeds from a refinancing of this property.

As of May 24, 2013, the Company’s “medium term properties” as defined under the Plan are as follows. Each property is owned in fee, except as noted.

Total
Square
Property Location	Feet

Elmsford, NY (1)	59,000
Westbury, NY	92,000
Paramus, NJ	77,000

Total	228,000

(1)	Ground leases related to the parking lot dated January 1, 1969 and January 1, 1970, expiring May 31, 2068 and December 31, 2068, respectively.

Below is certain information about the Company’s property generally referred to as the “Trinity Place Property”, which is owned in fee. The Trinity Place Property also has associated air rights.

Total
Square
Property Location	Feet

New York, NY	57,000

Item 3.  LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings, which are primarily incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. Additionally, as discussed in Item 1, the Company operates under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Syms was delisted from the NASDAQ Stock Market LLC (the “NASDAQ”) on November 15, 2011. Since that time, the Company’s Common Stock has been quoted in the OTCQB marketplace, operated by OTC Markets Group Inc. Initially, the stock’s OTCQB trading symbol was “SYMSQ”, but it was changed to “TPHS” in connection with the conclusion of the Chapter 11 cases.

The following table summarizes the quarterly high and low bid quotations prices per share of the Common Stock as reported in the OTCQB since November 15, 2011 and the high and low sales prices on NASDAQ prior to that date. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year Ended March 2, 2013		Fiscal Year Ended February 25, 2012
	High	Low	High	Low

First Quarter	$11.25	$8.95	$10.20	$6.45
Second Quarter	$9.10	$2.60	$12.99	$8.40
Third Quarter	$4.45	$2.91	$10.45	$5.64
Fourth Quarter	$5.45	$4.04	$12.80	$8.10

Holders

As of May 24, 2013, there were approximately 373 record holders of the Company’s Common Stock.

Dividends

No dividends were paid in fiscal 2012 or fiscal 2011. The payment of any dividends on the Common Stock is strictly limited by the terms of the Plan, and the Company has no intention of and is unable to pay dividends to the holders of Common Stock until at least such time as the Company’s distribution obligations under the Plan have been satisfied.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Annual Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others, the restrictions contained in the Plan, general economic and market conditions, possible disruptions in the Company’s information or communication systems, higher than anticipated costs, unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control, many of which are described above in “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the SEC.

Disposition of the Company’s and Filene’s Businesses

Prior to November 2, 2011, all of the Company’s and Filene’s business operations consisted primarily of running retail operations. As the economy worsened, sales continued to erode and, as a result, cash flow suffered and significant operational losses continued to threaten the on-going businesses. Trade vendors tightened and/or ceased providing credit terms. As a result, the Company and Filene’s projected that absent additional financing or measures to monetize certain assets, liquidity would come to an end. On November 2, 2011, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

In response to the Chapter 11 filing, the Company implemented the liquidation basis of accounting effective on October 30, 2011, which was the beginning of the fiscal month closest to the petition date. Net operating results from October 30, 2011 to November 1, 2011 were not material. The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

The consolidated financial statements for the periods ended October 29, 2011 and February 26, 2011 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 29, 2011 and February 26, 2011.

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

Merchandise Inventory – Merchandise inventories were stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method. Under the retail method, inventory cost and the resulting gross margins were calculated by applying a cost to retail ratio between the costs of goods available for sale and the retail value of inventories. For a brief period, from October 4, 2009 through October 2, 2010, the Syms stores utilized a different method, the moving weighted average cost method. Under the moving weighted average cost method, inventory cost and the resulting gross margins were calculated by applying an average cost based on the cost of goods available for sale divided by the number of units available for sale. The change in the method of recording Syms inventory in the third quarter of fiscal 2009 and the third quarter of fiscal 2010 did not have a material impact on reported results of operations. The significant estimates used were for markdowns and shrinkage.

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

The Company evaluated long-lived assets for impairment at all of its retail locations on at least an annual basis at the end of each fiscal year, after the holiday selling season, when the Company had the most visibility into the operations of the individual store. The Company also tested an asset group for impairment during the year if any impairment indicators were identified that could result in a potential impairment.

If it was determined that such indicators were present and the review disclosed that the assets would not be fully recoverable, based on undiscounted estimated cash flows over the remaining useful lives, their carrying values were reduced to estimated fair value. Various factors, including future sales growth and profit margins, were included in this analysis.

Deferred Tax Valuation Allowance – The Company considered future taxable income and prudent and feasible tax planning strategies that could produce additional future taxable income in assessing the need for a valuation allowance. A net valuation allowance of approximately $46.5 million was recorded during the thirty-five weeks period ended October 29, 2011. A further valuation allowance of approximately $38.6 million was recorded in the subsequent period from October 30, 2011 through February 25, 2012 and a reduction of approximately $1.4 million was recorded in the fiscal year ended March 2, 2013.

The Company has identified certain significant accounting policies that have been applied to the Company’s financial reporting after the adoption of liquidation basis of accounting on October 30, 2011. These policies are described below.

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued liquidation costs, as described above. As of March 2, 2013 a total of $0.9 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. At that point in time, the Company believes there was a change in control of the Company that imposed a restriction on the extent to which the Company can use prior NOLs, except to the extent of a built in gain that existed as of the date of the change in control.

Results of Operations

For an entity reporting under the liquidation basis of accounting, the entity is required to present a statement of net assets (which replaces a balance sheet), whereby the assets are reported at estimated realizable amounts and the liabilities are reported at estimated settlement amounts; and a statement of changes in net assets in liquidation (which replaces the statement of operations), which reports the estimated gains and losses on liquidation. The Company began presenting its financial statements under the liquidation basis of accounting as of October 30, 2011 and discontinued its retail operations on or about December 31, 2011. Because all retail operations have ceased as of December 31, 2011 and the Company is now focused on monitizing its real estate properties, the results of operations for the fiscal year ended March 2, 2013 are not comparable to the fiscal year ended February 28, 2012.

During September 2012, Syms sold its Miami, FL property, the building of which is 53,000 square feet, in a Court-approved transaction. The net proceeds from the sale were approximately $4.1 million.

During November 2012, the Company sold its Houston, TX property, the building of which is 42,000 square feet, on an “as-is,” basis. The net proceeds from the sale were approximately $3.6 million.

During December 2012, the Company sold its Fairfield, CT property, the building of which is 43,000 square feet, on an “as-is” basis. The lessor of the land exercised its option to terminate its leasehold interest with net proceeds from the sale of the property of $5.5 million paid to the Company.

During December 2012, the Company entered into an agreement to lease its unoccupied space at its Elmsford, NY property. The carrying value of this property as of March 2, 2013 has been adjusted to reflect the impact of this transaction.

During December 2012, the Company received a $0.9 million settlement on its Marietta, GA property. This was the result of the second and final payment regarding the partial condemnation of the property adjacent to the Marietta store in 2011.

During January 2013, the Company sold its Secaucus, NJ condominium. The net proceeds from the sale were approximately $0.3 million.

During April 2013, the Company sold its Southfield, MI property, the building of which is 60,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $2.5 million. The value recorded in the financial statements as of March 2, 2013 is consistent with the amount realized from this subsequent transaction.

In addition to these transactions, which generated aggregate net proceeds to the Company of approximately $14.4 million, the Company received an additional $2.9 million in rents and other income during the fiscal year ended March 2, 2013, $1.1 million of which was received after September 14, 2012. The Company’s operating costs and expenses in the fiscal year ended March 2, 2013 were $19.9 million, with $8.1 million of that amount incurred after September 14, 2012. As noted above, overhead expenses have exceeded the original projections and are outpacing the budgeted reserves, primarily due to professional fees.

As of March 2, 2013, the net assets of the Company available to Common Shareholders was $24.8 million, up from $21.2 million as of February 25, 2012, primarily due to an increase in the estimated fair value of the Company’s real estate properties and a decrease in the estimated claims distributions partially offset by a reduction of $12.9 million in the amount of cash and cash equivalents, which was spent on the prosecution of the Plan and the Company’s operating expenses, and the inclusion of the Companys obligation to pay $17.8 million to the former Majority Shareholder in exchange for its shares in Syms. The decrease in total assets from $178.2 million at the end of fiscal 2011 to $159.1 million at the end of fiscal 2012 was partially offset by a $22.7 million reduction in accounts payable, accrued expenses, accrued liquidation costs, and other liabilities, primarily lease settlement costs.

Comparison of the Thirty-five Weeks Ended October 29, 2011 (Fiscal 2011) Compared to Twelve Months Ended February 26, 2011 (Fiscal 2010)

As noted above, the Company adopted the liquidation basis of accounting effective October 30, 2011 and accordingly reported no revenue from the sale of merchandise, no cost of goods sold and no operating expenses thereafter.  As a result the amounts reported for fiscal 2011 and fiscal 2010 are not comparable.

Sales for the thirty-five weeks ended October 29, 2011 were $258.2 million versus $445.1 million for the twelve-month period ended February 26, 2011. Sales volume for the thirty-five weeks ended October 29, 2012, was impacted by the fact that Syms undertook the liquidation of five stores for approximately 18 days during the period.

By merchandise category, the women’s business grew to 47% of total Company net sales from 46% in the prior year and the shoes business grew to 6% from 5% in the prior year. Shoes increased partially due to the introduction of DSW into seven Syms locations during the third quarter of fiscal 2011. These increases came at the expense of the men’s business which decreased to 37% of total Company net sales from 38% in the prior year, and the domestics business which declined slightly to 5% from 6% in the prior year. Children’s apparel did not change, remaining at 5% of total Company net sales.

Gross profit was $100.2 million, or 38.8% of net sales, for the thirty-five weeks ended October 29, 2011 compared with $173.8 million, or 39.0% of sales, for the twelve months ended February 26, 2011. This decrease as a percent of net sales was due primarily to lower inventory levels, higher levels of markdowns, increased advertising and promotions to generate sales as well as the impact of the five store liquidation that started mid October 2011.

The Company’s gross profit excluded the cost of its distribution network. For the thirty-five weeks ended October 29, 2011 and the twelve months ended February 26, 2011, the amounts incurred for the Company’s distribution network that were classified in selling, general and administrative expenses and occupancy costs were $9.5 million and $19.0 million, respectively.

Selling, general and administrative expense (“SG&A”) for the thirty-five week period ended October 29, 2011 were $76.1 million, or 29.5% of net sales, compared to $124.4 million, or 27.9% of net sales, for the twelve month period ended February 26, 2011.

Advertising expense for the thirty-five week period ended October 29, 2011 was $2.5 million as compared to $7.0 million for the twelve month period ended February 26, 2011. During the course of fiscal year 2011, the Company refocused the level and timing of its advertising expenditures and campaigns by decreasing spending on radio, print and outdoor signage.

Occupancy costs (net) for the thirty-five weeks ended October 29, 2011 was $43.1 million compared to $64.2 million for the twelve months ended February 26, 2011. Included as a reduction of net occupancy cost was rental income from third parties on real estate holdings incidental to the Company’s retail operations. For the thirty-five weeks ended October 29, 2011 and the twelve months ended February 26, 2011, the rental income was $1.4 million and $2.3 million, respectively.

Depreciation and amortization expense was $9.8 million and $14.6 million for the thirty-five weeks ended October 29, 2011 and for the twelve months ended February 26, 2011, respectively.

Gain on disposition of assets for the thirty-five weeks ended October 29, 2011 was $7.6 million due primarily to the gain on the sale and leaseback of the Tampa, FL location, the sale of the store located in Rockville, MD and the proceeds of a partial condemnation of the property adjacent to the Marietta, GA store, offset by the loss from the sale of the North Randall, OH location. Loss on disposition of assets for fiscal 2010 was $0.5 million, which was the net result of closing four stores, selling three stores and downsizing one store.

The Company recorded no asset impairment charge during the thirty-five weeks ended October 29, 2011. Asset impairment charges for fiscal 2010 were $4.3 million or 1.0% of net sales. During fiscal 2010, the Company determined that six stores’ long-lived assets had been impaired. In addition, the Company shifted most of its merchandise processing from its New Jersey distribution center to its Massachusetts distribution center, in order to reduce distribution costs. This shift resulted in a partial impairment of the New Jersey facility. In conjunction with this move, an office in Massachusetts was closed giving rise to a further impairment charge.

Other expenses for the thirty-five weeks ended October 29, 2011 was $4.8 million, of which $1.5 million were estimated costs associated with the retro-fit of the Park Avenue, NY store, the settlement of the Fulton, NY store lease obligation of $1.1 million and the settlement of the Fifth Avenue, NY store lease obligation of $2.6 million. The Fifth Avenue, NY Store obligation of $2.6 million was subsequently reimbursed to the Company and was later adjusted as part of the liquidation leases adjustment.

The Company recorded no restructuring charges during the thirty-five weeks ended October 29, 2011. During fiscal 2010, the Company recorded $9.3 million of restructuring charges. The Company opened one store and closed four stores during fiscal 2010. The Company was required to continue to make lease payments on two of these closed stores, one through May 2012 and the other through September 2017. The Company had recorded the present value of these payments as a restructuring charge, totaling approximately $7.2 million. In addition, as part of the integration of the Syms and Filene’s operations, a total of $2.1 million of information technology related professional fees, legal fees and severance costs associated with staffing level reductions, which were incurred and were recorded as restructuring charges in fiscal 2010.

Interest expense for the thirty-five weeks ended October 29, 2011 and the twelve months ended February 26, 2011 was $1.1 million and $1.4 million, respectively. These expenses were the result of borrowings on the Company’s revolving credit facility during these periods.

As a result of the above-noted items, the loss before income taxes for the thirty-five week period ended October 29, 2011 was $29.6 million compared with $51.7 million for the twelve-month period ended February 26, 2011.

For the thirty-five weeks period ended October 29, 2011, the Company wrote off its short-term and long-term deferred tax assets of approximately $46.3 million as a result of management making the determination that the recovery of the assets was not likely. The effective income tax rate for the thirty-five week period ended October 29, 2011 was (156.7%). For fiscal 2010, the effective income tax rate was 36.5%. In fiscal 2010, the difference between the effective income tax rate and the federal statutory rate resulted primarily from state income taxes, adjustments related to prior year income taxes, and to a lesser extent permanent differences in the deductibility of expenses for book and tax.

Liquidity and Capital Resources

As of March 2, 2013, the Company had cash and cash equivalents of $13.5 million. Prior to September 14, 2012, the Company used its cash and cash equivalents primarily for the payment of professional fees related to the Chapter 11 cases, as well as its daily operations. After September 14, 2012, the Company used its cash and equivalents primarily for the payment of professional fees and claims related to the Chapter 11 cases, as well as its daily operations and to fund reserves under the Plan.

The Company believes that it will be able to fund its operations through its cash flows from property sales, but as noted above, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from cash flows. If the Company requires additional funds beyond those reserved to pay for its operating expenses, it may seek equity or debt financing, or it may seek relief from the holder of the Series A Preferred Stock, who has the right to consent to an increase in the operating reserves. As noted above, the Company has asked the holder of the Series A Preferred Stock for an increase in its operating reserves, and the Company is awaiting a response. Pursuant to the Plan, with limited exceptions, any excess cash not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan.

Until October 29, 2011, the Company purchased first-quality, in-season designer and brand name merchandise from more than 900 vendors at prices believed to be below those generally available to major department and specialty stores. The Company no longer makes merchandise purchases.

Net cash used in operating activities totaled $10.0 million for the thirty-five weeks ended October 29, 2011 as compared with $15.6 million for the twelve months ended February 26, 2011.  The net cash used in operating activities for the thirty-five weeks ended October 29, 2011 reflects the net loss and a change in working capital due to lower operating expenses partially offset by the impact of reduced inventory.

Net cash provided by investing activities was $20.9 million for the thirty-five weeks ended October 29, 2011 was comprised of proceeds from the sale of land, buildings and other assets for four store locations for $22.0 million, partially offset by capital expenditures for property and equipment of $1.2 million. Net cash used of $4.8 million for the twelve months ended February 26, 2011 was comprised of capital expenditures for property and equipment for $15.5 million partially offset by the proceeds from the sale of land, building and other assets of three locations for $10.8 million.

The Company entered into a secured $75 million revolving credit agreement with Bank of America as administrative agent and collateral agent in August 2009. That credit agreement was paid off and terminated on November 11, 2011. The Company is not currently a party to any credit agreement and it has no outstanding borrowings of any kind.

Net Operating Losses

The Company believes that the Rights Offering and the redemption of the Syms shares owned by the former Majority Shareholder resulted in the Company undergoing an “ownership change,” as that term is used in Section 382 of the Internal Revenue Code (“Section 382”).  Accordingly, the Company’s net operating losses (“NOLs”) that can be used to offset future income for U.S. federal income tax purposes are limited in the manner set forth in Section 382.  Generally, the NOLs that can be used each year will be limited to the product of the applicable long-term tax-exempt rate and the fair market value of the Company’s stock immediately before the ownership change, with certain adjustments.  Any unused portion of the annual limitation may be carried forward until expiration. The Company believes that, subject to certain requirements and limitations, its annual NOL limitation may be increased by its gain on the sale, prior to 2017, of certain properties held by the Company at the time of the ownership change (i.e., September 14, 2012), to the extent of the Company’s built-in gain in such properties at such change date, and subject to an aggregate increase for all years equal to the Company’s aggregate net built-in gain in its assets at such change date. The Company believes that its U.S. federal NOLs as of that date were approximately $162.8 million.  However, even if all of the Company’s regular U.S. federal income tax liability for a given year is reduced to zero by virtue of the NOLs, the Company may still be subject to the U.S. federal alternative minimum tax (which imposes a tax generally equal to the amount by which 20% of a corporation’s alternative minimum taxable income exceeds the corporation’s regular tax liability, and is calculated in a manner that may reduce the benefit of NOLs) or to state, local or other non-federal income taxes.

CEO Engagement Agreement

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2013, subsequent to the approval and execution of the engagement agreement for CEO services between Mark D. Ettenger and the Company, Alan Cohen, the Company director appointed by the holder of the Series A Preferred Stock, informed the Board of Directors that he is of the belief that, under the Company’s Certificate of Incorporation and the Plan, his approval is required in order for the Company to enter into and/or perform its obligations under the engagement agreement. Mr. Cohen has not approved the engagement agreement and has indicated that he does not intend to approve it in its current form (which is attached to this Annual Report as Exhibit 10.2). The Company, Mr. Cohen and Mr. Ettenger are engaged in discussions attempting to resolve the issue.

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

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure (i) that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management including the Company’s Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Principal Executive Officer of the Company and the Principal Financial Officer of the Company, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report.

Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

(b)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 2, 2013. BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, is not required to audit the Company’s internal control over financial reporting as of March 2, 2013.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the fiscal year ended March 2, 2013.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the tables, the notes thereto, and the paragraphs under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s forthcoming proxy statement for the 2013 annual meeting of stockholders (the “Proxy Statement”), is incorporated herein by reference.

The Company maintains a code of ethics applicable to the Company’s Principal Executive Officer and senior financial and professional personnel (including the Company’s Principal Financial Officer, Principal Accounting Officer or controller and persons performing similar functions). The Company’s code of ethics is filed as Exhibit 14 hereto.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Plan Compensation Information

At September 14, 2012, the Syms stock option plans were terminated and the Company no longer maintains any equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Other Matters Regarding Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

 PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements filed as part of this Annual Report:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Statement of Changes in Net Assets for the Period October 30, 2011 to March 2, 2013 (Liquidation Basis)	F-2
	Consolidated Statements of Net Assets as of March 2, 2013 and February 25, 2012 (Liquidation Basis)	F-3
	Consolidated Statements of Operations for the Thirty-Five Week Period Ended October 29, 2011 and the Fiscal Year Ended February 26, 2011 (Going Concern Basis)	F-4
	Consolidated Statements of Shareholders’ Equity for the Thirty-Five Week Period Ended October 29, 2011 and the Fiscal Year Ended February 26, 2011 (Going Concern Basis)	F-5
	Consolidated Statements of Cash Flows for the Thirty-Five Week Period Ended October 29, 2011 and the Fiscal Year Ended February 26, 2011 (Going Concern Basis)	F-6
	Notes to Consolidated Financial Statements	F-7

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II: Valuation and qualifying accounts.

Schedules, other than the one listed above, are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)	Exhibits

2.1          Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)

2.2          Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)

3.1          Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on September 19, 2012)

3.2          Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1        Engagement Agreement for CEO Services, dated September 14, 2012, between Trinity Place Holdings Inc. and Esopus Creek Management LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on October 9, 2012)*

10.2        Engagement Agreement for CEO Services, dated April 22, 2013, between Trinity Place Holdings Inc. and Mark D. Ettenger*

10.3        Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (incorporated by reference to Exhibit 28.1 of the Form 8-K filed by Syms in May 1986)

14.1          Code of Ethics

21.1          List of Subsidiaries

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

*Management contract, compensatory plan or arrangement.

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

Trinity Place Holdings Inc.

By:	/s/ Mark Ettenger
Mark Ettenger
Chairman, President and Chief Executive Officer

Date: May 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Ettenger	Chairman, President and Chief Executive Officer	May 31, 2013
Mark Ettenger	(Principal Executive Officer)

/s/ Richard G. Pyontek	Chief Financial Officer, Treasurer and Secretary	May 31, 2013
Richard G. Pyontek	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marina Shevyrtalova	Director	May 31, 2013
Marina Shevyrtalova

/s/ Alan Cohen	Director	May 31, 2013
Alan Cohen

/s/ Alan Miller	Director	May 31, 2013
Alan Miller

/s/ Alexander Matina	Director	May 31, 2013
Alexander Matina

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Trinity Place Holdings Inc.

Secaucus, New Jersey

The audits referred to in our report dated May 31, 2013 relating to the financial statements of Trinity Place Holdings Inc., which is contained in Item 15 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York
May 31, 2013

SCHEDULE II

TRINITY PLACE HOLDINGS INC.

Valuation and qualifying accounts

Fiscal years ended March 2, 2013, February 25, 2012 and February 26, 2011

		Additions
	Balance at beginning of period	Charged against revenues or to costs & expenses	Charged to other accounts	Deductions	Balance at end of period

Reserve for inventory obsolescence (1):

Fiscal 2010	4,401,313	7,428,200	-	(1,222,080)	10,607,433
Fiscal 2011 (2)	10,607,433	1,780,388	-	(12,387,821)	-

Deferred tax valuation allowance:

Fiscal 2010	346,000	-	1,154,000		1,500,000
Fiscal 2011	1,500,000	-	83,617,000	-	85,117,000
Fiscal 2012	85,117,000	-	-	(1,441,000)	83,676,000

(1)	Reflects adjustments of obsolete or out-of-season merchandise inventories to realizable value. Additions represent increases to the reserve and deductions represent decreases to the reserve based on quarterly assessments of the reserve.

(2)	Deductions for Fiscal 2011 reflects the full liquidation of inventory.

(3)	The change for Fiscal 2011 reflects a full valuation allowance against the Company’s deferred tax assets.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trinity Place Holdings, Inc.

Secaucus, New Jersey

We have audited the accompanying consolidated financial statements of Trinity Placing Holdings, Inc., which comprise the consolidated statement of net assets as of March 2, 2013 and February 25, 2012, and the related consolidated statement of changes in net assets for the period October 29, 2011 to March 2, 2013. We have also audited the accompanying consolidated statements of operations, shareholder’s equity and cash flows for the period February 27, 2011 to October 29, 2011 and for the fiscal year ended February 26, 2011.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the shareholders of the Company approved a plan of liquidation on November 1, 2011. As a result the Company changed its basis of accounting from the going concern basis to the liquidation basis of accounting effective October 30, 2011.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets of Trinity Place Holdings, Inc. as of March 2, 2013 and February 25, 2012, the consolidated statement of changes in net assets for the period October 29, 2011 to March 2, 2013 and the results of their operations and their cash flows for the for the period February 27, 2011 to October 29, 2011 and for the fiscal year ended February 26, 2011 in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA LLP

New York, New York

May 31, 2013

F - 1

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS FOR THE

PERIOD OCTOBER 29, 2011 TO MARCH 2, 2013 (LIQUIDATION BASIS)

(in thousands)

Shareholders' Equity at October 29, 2011	$84,956

Liquidation basis adjustments:
Adjust assets to estimated net realizable value and liabilities to estimated settlement value	5,056
Accrued costs of liquidation	(42,124)
Subtotal	(37,068)

Net Assets (liquidation basis) as of October 30, 2011 available to common shareholders	47,888

Adjustment to fair value of assets and liabilities	(23,566)
Adjustment to accrued costs of liquidation	(3,139)
Subtotal	(26,705)

Net Assets (liquidation basis) as of February 25, 2012 available to common shareholders	21,183

Adjustment to fair value of assets and liabilities	12,353
Adjustment to accrued costs of liquidation	(33,739)
Sale of common stock pursuant to rights offering	25,002
Subtotal	3,616

Net Assets (liquidation basis) as of March 2, 2013 available to common shareholders	$24,799

See Notes to Consolidated Financial Statements

F - 2

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF MARCH 2, 2013 AND FEBRUARY 25, 2012 (LIQUIDATION BASIS)

(in thousands)

	March 2,	February 25,
	2013	2012

ASSETS
Cash and cash equivalents	$13,454	$26,304
Receivables	342	2,716
Prepaid expenses and other assets	2,708	9,533
Real estate, including air rights	142,600	139,631

TOTAL ASSETS	$159,104	$178,184

LIABILITIES
Accounts payable	$21,814	$30,556
Accrued expenses	25,611	32,975
Accrued liquidation costs	24,487	32,316
Other liabilities, primarily lease settlement costs	44,595	56,547
Obligation to former majority shareholder	17,792	-
Obligations to customers	6	4,607

TOTAL LIABILITIES	$134,305	$157,001

Net assets (liquidation basis) available to common shareholders	$24,799	$21,183

See Notes to Consolidated Financial Statements

F - 3

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTY-FIVE WEEK PERIOD ENDED OCTOBER 29, 2011

AND THE FISCAL YEAR ENDED FEBRUARY 26, 2011

(GOING CONCERN BASIS)

(in thousands, except per share amounts)

	For the	For the
	Thirty-Five Week	Fiscal Year
	Period Ended	Ended
	October 29, 2011	February 26, 2011

Net sales	$258,214	$445,133
Cost of goods sold	158,029	271,341
Gross profit	100,185	173,792

Expenses:
Selling, general and administrative	76,081	124,385
Advertising	2,476	7,021
Occupancy, net	43,120	64,203
Depreciation and amortization	9,819	14,581
(Gain) loss on disposition of assets	(7,565)	457
Asset impairment charges	-	4,255
Other expense (income)	4,815	(36)
Restructuring charges	-	9,306
Total Operating Expenses	128,746	224,172

Loss from operations	(28,561)	(50,380)

Interest expense, net	1,062	1,366

Loss before income taxes	(29,623)	(51,746)

Income tax expense (benefit)	46,404	(18,889)

Net loss	$(76,027)	$(32,857)

Net loss per share - basic and diluted	$(5.26)	$(2.27)

Weighted average shares outstanding - basic and diluted	14,448	14,456

See Notes to Consolidated Financial Statements

F - 4

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THIRTY-FIVE WEEK PERIOD ENDED OCTOBER 29, 2011

AND THE FISCAL YEAR ENDED FEBRUARY 26, 2011

(GOING CONCERN BASIS)

(in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance as of February 27, 2010	18,896	$800	$21,605	(4,298)	$(45,903)	$220,021	$(1,491)	$195,032

Stock Buy-Back	-	-	-	(150)	(1,207)	-	-	(1,207)
Comprehensive income:
Net loss	-	-	-	-	-	(32,857)	-	(32,857)
Deferred pension, net of tax	-	-	-	-	-	-	11	11
Total comprehensive loss	-	-	-	-	-	-	-	(32,846)
Balance as of February 26, 2011	18,896	$800	$21,605	(4,448)	$(47,110)	$187,164	$(1,480)	$160,979

Comprehensive income:
Net loss	-	-	-	-	-	(76,027)	-	(76,027)
Deferred pension, net of tax	-	-	-	-	-	-	4	4
Total comprehensive loss	-	-	-	-	-	-	-	(76,023)
Balance as of October 29, 2011	18,896	$800	$21,605	(4,448)	$(47,110)	$111,137	$(1,480)	$84,956

See Notes to Consolidated Financial Statements

F - 5

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-FIVE WEEK PERIOD ENDED OCTOBER 29, 2011 AND

THE FISCAL YEAR ENDED FEBRUARY 26, 2011 (GOING CONCERN BASIS)

(in thousands)

	For the
	Thirty-Five Week	For the
	Period Ended	Fiscal Year
	October 29, 2011	February 26, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,027)	$(32,857)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,819	14,581
Asset impairment	-	4,255
Deferred income taxes	46,266	(22,241)
(Gain) loss on disposition of assets	(7,565)	457
(Increase) decrease in operating assets:
Receivables	(618)	576
Merchandise inventories	15,938	5,640
Prepaid expenses and other current assets	4,332	299
Other assets	(838)	(242)
Increase (decrease) in operating liabilities:
Accounts payable	(6,359)	(5,655)
Accrued expenses	3,342	4,867
Obligations to customers	(127)	231
Other long term liabilities	1,830	8,213
Income taxes	-	6,318
Net cash used in operating activities	(10,007)	(15,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,154)	(15,540)
Proceeds from sale of land, building and other assets	22,023	10,764
Net cash provided by (used in) investing activities	20,869	(4,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	-	(1,207)
Borrowings/repayment on revolving credit facility (net)	(10,885)	21,790
Net cash (used in) provided by financing activities	(10,885)	20,583

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23)	249
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,298	2,049
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,275	$2,298

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,228	$1,387

Income taxes (net of refunds)	$(119)	$(2,702)

See Notes to Consolidated Financial Statements

F - 6

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Description of Former Business Operations

The Company’s 46 stores offered a broad range of “off-price” first quality, in-season merchandise consisting primarily of women’s dresses, suits, separates and accessories, men’s tailored clothing and haberdashery, children’s apparel, luggage, domestics and fragrances and shoes. The stores emphasized first quality, nationally recognized designer and brand name merchandise at prices substantially below those generally found in department and specialty stores. In addition several stores also carried a selection of fine jewelry.

The Company had no foreign operations. No material part of the Company’s revenues was received from a single customer or group of customers.

Disposition of the Company’s and Filene’s Businesses

Prior to November 2, 2011, all of the Company’s and Filene’s business operations consisted primarily of running retail operations. As the economy worsened, sales continued to erode and, as a result, cash flow suffered and significant operational losses continued to threaten the on-going businesses. Trade vendors tightened and/or ceased credit terms. As a result, the Company and Filene’s projected that, absent additional financing or measures to monetize certain assets, liquidity would cease to exist.

At a meeting held on November 1, 2011, the Company’s Board of Directors determined that it was in the best interests of the Company and its shareholders for it and its subsidiaries to file voluntary petitions for reorganization under Chapter 11 and liquidate the retail operations. On November 2, 2011, the Company and Filene’s filed voluntary petitions for reorganization under Chapter 11 in the Court. On August 30, 2012, the Court entered an order confirming the Plan by which the Company and its subsidiaries would be reorganized, and the Plan became effective on September 14, 2012.

If the Company and Filene’s are able to generate value in excess of what is needed to satisfy all of their obligations under the Plan, the Company currently intends to distribute any such excess to shareholders; the actual amount and timing of future distributions, if any, to shareholders, will depend upon a variety of factors, including, but not limited to, the monetization of real estate assets and the ultimate settlement amounts of the Company’s and Filene’s liabilities and obligations, including lease obligations and actual costs incurred in connection with the Chapter 11 cases. In response to the Chapter 11 filing the Company adopted the liquidation basis of accounting effective on October 30, 2011, which was the beginning of the fiscal month closest to the petition date. Net operating results from October 30 to November 1, 2011 were not material.

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

F - 7

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

Adjust assets and liabilities	Amount

Write up of real estate to estimated net realizable value	$(78,604)
Estimated lease settlement costs	51,150
Write down of other fixed assets	35,567
Reversal of existing deferred rent liability	(8,741)
Write up inventory to net realizable value	(6,063)
Write down prepaid assets	3,000
Adjust other liquidation costs	(1,365)

Total	$(5,056)

The Company adjusted the real estate assets to reflect the estimated net realizable value of the owned property. This value was estimated, with the input of a third party valuation expert, by assessing several possible sales alternatives and weighting the estimated value realized in each of those alternatives according to management’s best estimate of the likelihood of each alternative being achieved. These alternatives included selling the properties in the short term as vacant, unleased properties and selling the properties within two to three years after having identified and secured new tenants. These sales alternatives produced a possible range of net realizable values between $135.0 million and $185.0 million. The basis for determining this range of estimated net realizable values took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on management’s weighting of the likelihood of each alternative being achieved an estimated net realizable value of real estate of $146.8 million was recorded at October 30, 2011. While this amount represents management’s best estimate at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the sale of the real estate could materially differ from this estimate. However, this estimate should not be construed as a final determination by the Company to liquidate all its owned real estate.

As of November 15, 2011, the Company and Filene’s entered into an agency agreement to liquidate all of their inventory, furniture and fixtures.   The agent guaranteed the debtors’ receipt of 90% of the aggregate cost value of merchandise, subject to certain inventory levels and cost factor adjustments.  In addition, the agent agreed to a furniture and fixture guarantee of $2 million.

As a result of the adoption of the liquidation basis of accounting, the Company recorded the estimated cost for settling the existing leases at a total of $56.6 million, adjusted for the Company’s settlement to terminate its lease at 530 Fifth Avenue, which settlement was approved by the Court on January 6, 2012. This required an accrual of $51.1 million at October 30, 2011, in addition to the lease exit accrual already recorded for the Paramus, NJ and Plano, TX locations of $5.5 million.

The Company and Filene’s reviewed all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine their best estimate of costs to be incurred during the liquidation period.

Estimated Costs of Liquidation

Significant estimates and judgment are required to determine the accrued costs of liquidation. The company’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs are as follows (in thousands):

F - 8

Notes to Consolidated Financial Statements, continued

	Balance			Balance			Balance
	October 30,	Adjustments		February 25,	Adjustments		March 2,
Estimated Costs of Liquidation	2011	to Reserves	Payments	2012	to Reserves	Payments	2013

Real estate related carrying costs	$14,267	$(4,918)	$(1,699)	$7,650	$13,763	$(5,760)	$15,653
Professional fees	16,868	7,210	(1,158)	22,920	13,879	(31,753)	5,046
Payroll related costs	7,775	2,123	(8,321)	1,577	4,938	(3,087)	3,428
Other	3,214	(1,276)	(1,769)	169	1,159	(968)	360
	$42,124	$3,139	$(12,947)	$32,316	$33,739	$(41,568)	$24,487

The assumptions underlying the estimated accrued costs of liquidation of $24.5 million as of March 2, 2013 contemplated all changes in estimates resulting from the Plan.

The Company reviewed all operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, which was initially anticipated to conclude in August 2012, was amended in Fiscal 2012 after the Company emerged from bankruptcy to conclude in calendar year 2016 based on the timeframe contemplated by the Plan and current business plans. Since then, the liquidation period has been shortened to conclude in July 2015 based on the current belief of the Company that substantially all of its real estate properties are likely to be monetized prior to the end of 2014, with a short period thereafter to conclude the liquidation.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded from the period October 30, 2011 through February 25, 2012:

The reserve for real estate carrying costs decreased by approximately $4.9 million in total, partially due to timing differences of the wind-down period as well as expense reimbursements from the third party liquidator. Utilities, maintenance and real estate expenses were partially offset by the store closure/going out of business sale agreement with Gordon Brothers which resulted in a $2.0 million reduction in the reserve. In addition the extension of the liquidation period resulted in $1.8 million in savings. Outside services for real estate brokerage fees, leasing commissions and legal and selling expenses were also reduced by approximately $1.1 million.

Professional fees during the liquidation period increased by $7.2 million from $16.9 million to $22.9 million. The initial budget reflected an eleven month process to liquidate the entire estate. The Plan reflects expenses relating to the debtors, the unsecured creditors and the equity committee’s advisors, the hiring of a fee examiner and the complexities of litigating the estate.

The initial payroll and related liquidation expenses included in the accrued costs of liquidation increased by $2.1 million for the period October 30, 2011 through February 25, 2012. This increase was principally attributed to higher than anticipated payroll expense and related benefits in the first four months of the liquidation period, partially offset by reduced costs due to winding down earlier than anticipated.

Other liquidation expenses include general operating expense of the corporate facility as well as information technology and communication expenses related to the corporate facility. These liquidation costs were estimated at $1.6 million and were reduced to $0.3 million resulting in a savings of $1.3 million to the estate.

The following discussion explain the adjustments to the costs of liquidation reserves as recorded during the fiscal year ended March 2, 2013:

Adjustments to increase the reserve for real estate carrying costs of approximately $13.8 million were recorded during the fiscal year ended March 2, 2013. The adjustments were mainly the result of increasing the estimated expenses to reflect a liquidation period concluding in July 2015. The estimates assume that eight of the Company’s properties will be sold or monetized by October 2013, another four of its properties will be sold or monetized by October 2014, and the Trinity Place Property will be sold by the end of 2014.

Adjustments to increase the reserve for professional fees of approximately $13.9 million were recorded during the fiscal year ended March 2, 2013. The majority of the increase reflects the costs of professionals as a result of extending the expected liquidation period to conclude in July 2015. This also reflects increased costs due to the complexities of litigating the estate as well as the unplanned hiring of a fee examiner during the pre-emergence time period.

Adjustments to increase the reserve for payroll and related liquidation expenses of approximately $4.9 million were recorded during the fiscal year ended March 2, 2013 primarily as a result of extending the expected liquidation period to conclude in July 2015.

Adjustments To Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the eighteen week period ended February 25, 2012 and the fiscal year ended March 2, 2013 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	October 30, 2011 through February 25, 2012	February 26, 2012 through March 2, 2013

Adjust real estate to estimated net realizable value	$(7,189)	$16,688
Adjust other assets to estimated net realizable value	18	(2,891)
Adjust estimated lease settlement costs to net realizable value	3,064	11,922
Adjust liability to restore properties	(5,184)	311
Adjust obligation to former majority shareholder	-	(19,566)
Adjust obligation to customers	-	4,601
Adjust pension liability	(11,970)	1,860
Adjust write up of inventory to net realizable value	2,314	-
Adjust other liquidation costs	(4,619)	-
Adjust other claims to net realizable value	-	(572)
	$(23,566)	$12,353

The following discussion explains the adjustments to the fair value of assets and liabilities under the liquidation basis of accounting as recorded from October 30, 2011 through February 25, 2012:

Real Estate - The net realizable value of real estate assets was adjusted downward in aggregate by $7.2 million to reflect the then current collective belief of the Company and third party real estate experts. The basis for determining the estimated net realizable values took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. Based on management’s weighting of the likelihood of each alternative being achieved an estimated net realizable value of real estate of $139.6 million was recorded. While this amount represented management’s best estimate at the time of finalizing the accompanying statement of net assets for the fiscal year ended February 25, 2012, the amount ultimately realized in the sale of the real estate could materially differ from this estimate.

Lease Settlement Costs - Lease settlement costs decreased by $3.1 million primarily driven by a decrease of $5.4 million for the Broadway location as this lease was assumed by DSW, partially offset by an increase in the lease liability claim at the Union Square location of $3.1 million.

F - 9

Notes to Consolidated Financial Statements, continued

Liability to Restore Properties - It was estimated that adjustments of $5.2 million would be required to restore certain properties to a salable condition: for the Trinity Place Property approximately $2.0 million for renovations and repairs to ensure the property has been brought back to a landmark status, $1.9 million for repairs at the Broadway location, an additional $1.0 million for the Park Avenue location for elevator and escalator repairs, and $0.3 million for the Houston location roof repair.

Pension - The Company had a defined Pension Plan for all employees other than those covered under the Collective Bargaining Agreement through December 31, 2006. The Pension Plan was frozen effective December 31, 2006. As of February 25, 2012, the Company accrued $7.9 million which represents the estimated cost to make the plan whole and subsequently terminate the plan under a standard termination. The Company had contemplated other courses of action, including a distress termination, whereby the Pension Benefit Guarantee Corporation (“PBGC”) takes over the plan. However the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, the Company had elected a standard termination and reflected the total estimated cost accordingly.

Certain employees covered by collective bargaining agreements participated in a multi-employee pension plan in accordance with the Multi Employer Pension Plan Amendment Act of 1980 (MPPAA). Syms ceased to have an obligation to contribute to these plans in 2012. Under the law, the Company had effected a complete withdrawal from the funds, within the meaning of Section 4203(a) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Consequently, the Company was subject to the payment of a withdrawal liability to these pension funds. The additional costs had been estimated at approximately $6.4 million for the multi-employee pension plans that is reflected in the adjustments to assets and liabilities to net realizable value. The withdrawal liability is only an estimate at this time and may or may not result in higher costs when the actuarial valuation for the most recent plan year (2012) is completed.

The combined adjustments for the single employer pension liability of $5.5 million and the multi-employee pension plans of $6.4 million resulted in a pension liability adjustment of $12.0 million.

Other Liquidation Assets - Expenses related to the wind-down of the Company have increased by $4.6 million, primarily due to increases in professional fee estimates offset in part by a reduction in real estate carrying costs.

The following discussion explains the adjustments to the fair value of assets and liabilities under the liquidation basis of accounting as recorded during the fiscal year ended March 2, 2013:

Real Estate - The net realizable value of real estate assets was adjusted upward in the aggregate by approximately $16.7 million to reflect $15.1 million of revised estimates of management utilizing information obtained from third party real estate experts as of March 2, 2013 as well as $1.6 million in the net incremental sales price of three properties that were sold during fiscal 2012. Based on management’s assessment of available information, an estimated net realizable value of $142.6 million has been recorded as of March 2, 2013. See Note 3 - Real Estate for a discussion on valuation methodology.

F - 10

Notes to Consolidated Financial Statements, continued

Other Assets – Other assets have decreased by approximately $2.9 million due mainly to the netting out of assets with corresponding claim liabilities.

Lease Settlement Costs – Lease settlement costs have decreased by $11.9 million due to adjustments from 22 locations. These reductions were mainly the result of the Plan which stipulated that the long-term Filene’s, LLC general unsecured creditors with allowed claims are entitled to a recovery of only 75% on their claims.

Liability to Restore Properties – The Houston, Texas property was sold in November 2012 and the previously recorded liability to repair the roof was assumed by the acquirer of the property, thus the Company reversed the liability upon the consummation of the sale.

Obligation to Former Majority Shareholder – This represents the recording of the settlement with the former Majority Shareholder during fiscal 2012 in accordance with the terms of the Plan. On September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms at $2.49 per share. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as Trinity’s real estate assets are monetized. As further discussed in Note 2, $1.8 million due from the Majority Shareholder was reclassified from other assets resulting in a net obligation to the former Majority Shareholder of approximately $17.8 million as of March 2, 2013.

Obligation to Customers – Obligations to customers represented credits issued for returned merchandise as well as gift certificates. The Company has determined that it no longer has a legal liability to the customers and accordingly the amount of $4.6 million has been derecognized.

Other Claims – This amount mainly represents a decrease in various claims pursuant to the final Plan document and further review by the Company of the validity of the claims made against the Company.

Financial Position

The Company believes that cash provided from the monetization of its real estate and intellectual property assets should provide sufficient liquidity to fund day-to-day costs. However, if the Company is unable to monetize its assets in a reasonable period of time, as outlined in the Plan, or if the Company receives substantially less than anticipated, the Company’s ability to settle its obligations in full would be in doubt, and alternative financing could be required. Also, the Plan imposes strict budgets on the operations of the Company’s business, and not all proceeds from asset sales can be used to fund operations.

Whether there will be any excess cash proceeds generated by the monetization of the Company’s assets is subject to a number of material risks and uncertainties. If there are any excess cash proceeds, they will be used by the Company in the manner determined by the Board of Directors. It is the current intention of the Board of Directors to distribute any such excess to shareholders, but there can be no assurance that there will be any excess cash proceeds, or that if there are, that they will be distributed to shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

F - 11

Notes to Consolidated Financial Statements, continued

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued liquidation costs, as described above. As of March 2, 2013 a total of $0.9 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. At that point in time, the Company believes there was a change in control of the Company that imposed a restriction on the extent to which the Company can use prior NOLs, except to the extent of a built in gain that existed as of the date of the change in control.

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $85.1 million was recorded through February 25, 2012. The valuation allowance was reduced by approximately $1.4 million during the fiscal year ended March 2, 2013.

e.	Other Assets – The Company had recorded the cash surrender value of officers’ life insurance policies on the statement of net assets as part of prepaid expenses and other assets in the amounts of $1.8 million at February 25, 2012. During the finalizing of the Plan, the former Majority Shareholder agreed to reimburse the Company for an equivalent amount and the $1.8 million was therefore recorded as an offset to the $19.6 million obligation to the former Majority Shareholder as of March 2, 2013 resulting in a net amount due of $17.8 million. Other assets also include trademark license intangibles, with a balance of $0.9 million and security deposits with a balance of $1.7 million as of March 2, 2013.

f.	Obligation to Customers - Obligations to customers represented credits issued for returned merchandise as well as gift certificates. When the Company sold a gift certificate to a customer, it was recorded as a liability in the period the sale occurred. When the customer redeemed the gift certificate for the purchase of merchandise, a sale was recorded and the liability reduced. During fiscal 2012, the Company determined that it no longer has a legal liability to these customers and accordingly the amount was derecognized.

Going Concern Basis of Accounting

a.	Principal Business – Prior to implementing the liquidation basis of accounting on October 30, 2011, Syms and Filene’s owned and operated a chain of 46 “off-price” retail stores under the “Syms” name (which were owned and operated by the Company) and “Filene’s Basement” name (which were owned and operated by Filene’s, LLC) in stores located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. During the period prior to October 30, 2011, the Company presented its financial statements under the presumption it would continue as a going concern.

Each Syms store offered a broad range of first quality, in-season merchandise bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores.

On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC (which became Filene’s Basement, LLC) acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc., a retail clothing chain, pursuant to an auction conducted in accordance with § 363 of the Bankruptcy Code. As a result, Filene’s, LLC owned and operated 21 Filene’s Basement stores located in the Northeastern, Middle Atlantic, Midwest and Southeast regions. Filene’s Basement also offered a broad range of first quality brand name and designer clothing for men, women and children. After the acquisition of Filene’s Basement Inc., Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment – the “off-price” retail stores segment.

b.	Principles of Consolidation - The financial statements include the accounts of the Company and Filene’s Basement, its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

c.	Accounting Period – Fiscal 2012 ended on March 2, 2013, fiscal 2011 ended on February 25, 2012 and fiscal 2010 ended on February 26, 2011. The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended March 2, 2013 was a 53 week year while the fiscal years ended February 25, 2012 and February 26, 2011 were comprised of 52 weeks.

d.	Reclassifications – Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

e.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less.

F - 12

Notes to Consolidated Financial Statements, continued

f.	Concentrations of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consisted primarily of cash. The Company had substantially all of its cash in banks. Such cash balances at times exceed federally-insured limits. The Company has not experienced any losses in such accounts.

g.	Receivables – Receivables consisted of third party credit and debit card receivables and other miscellaneous items.

h.	Merchandise Inventories - Merchandise inventories were stated at the lower of cost or market on a first-in, first-out (FIFO) basis, as determined by the retail inventory method.

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

i.	Real Estate, Including Air Rights – Owned real estate was stated at the historical cost basis. Depreciation and amortization was determined by the straight-line method over the following estimated useful lives:

Buildings and improvements	15 - 39 years
Machinery and equipment	4 - 7 years
Furniture and fixtures	7 - 10 years
Leasehold improvements	Lesser of life of the asset or life of lease
Computer software	3 years

The Company’s policy was to amortize leasehold improvements over the original lease term and not include any renewal terms. The Company’s policy was to capitalize costs incurred during the application-development stage for software acquired and further customized by outside vendors for the Company’s use.

j.	Impairment of Long-Lived Assets – The Company had periodically reviewed long-lived assets for impairment whenever changes in circumstances indicated that the carrying amount of the assets may not be fully recoverable.

The Company considered relevant cash flow, management’s strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets could be recovered. When such events occured, the Company compared the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicated an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeded its estimated fair value.

k.	Deferred Income Taxes - Deferred income taxes reflected the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at year end. A net valuation allowance of approximately $46.5 million was recorded during the thirty-five week period ended October 29, 2011.

l.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant estimates included inventory provisions, sales returns, self-insurance accruals, deferred tax valuation allowances, any estimated impairment and the useful lives of long-lived assets. Actual results may have differed from those estimates.

m.	Revenue Recognition – The Company recognized revenue at the “point of sale”. Allowance for sales returns was recorded as a component of net sales in the period in which the related sales were recorded.

F - 13

Notes to Consolidated Financial Statements, continued

n.	Comprehensive Loss – Comprehensive loss was $76.0 million and $32.8 million for the thirty-five week period ended October 29, 2011 and fiscal year ended February 26, 2011, respectively.

o.	Segment Reporting - ASC 280, “Segment Reporting” establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operated in a single reporting segment - the operation of “off-price” retail stores. Revenues from external customers were derived from merchandise sales.

The Company’s merchandise sales mix by product category for the thirty-five week period ended October 29, 2011 and fiscal year ended February 26, 2011 was as follows:

	Thirty-Five	Fiscal Year
	Weeks Ended	Ended
	October 29, 2011	February 26, 2011

Women's dresses, suits, separatges and accessories	47%	46%
Men's tailored clothes and haberdashery	37%	38%
Children's apparel	5%	5%
Luggage, domestics and fragrances	5%	6%
Shoes	6%	5%
Total	100%	100%

p.	Gross Profit - The Company’s gross profit excluded the cost of its distribution network. For the thirty-five weeks ended October 29, 2011 and the fiscal year ended February 26, 2011, the amounts incurred for the Company’s distribution network that were classified in selling, general and administrative expenses and occupancy costs were $9.5 million and $19.0 million, respectively.

q.	Computer Software Costs – The Company capitalized the cost of software developed or purchased for internal use.

r.	Advertising Costs – Advertising and sales promotion costs were expensed at the time the advertising occured. Advertising and sales promotion costs were $2.5 million and $7.0 million for the thirty-five weeks ended October 29, 2011 and the fiscal year ended February 26, 2011, respectively. The Company did not receive any allowances or credits from vendors in connection with the purchase or promotion of the vendor’s product, such as cooperative advertising and other considerations.

s.	Occupancy Costs – Occupancy expenses for the thirty-five weeks ended October 29, 2011 and the fiscal year ended February 26, 2011 were reduced by net rental income of $1.4 million and $2.3 million, respectively, from real estate holdings incidental to the Company’s retail operations.

t.	Accounting for Stock-Based Compensation – The Company accounted for stock-based compensation costs in accordance with ASC 718, “Stock Compensation”. Consistent with ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and was recognized as expense over the requisite service period.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility was based on the historical volatility of the price of the Company’s stock. The risk-free interest rate was based on U.S. Treasury issues with a term equal to the expected life of the option. The Company used historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during fiscal 2012 or fiscal 2011, and all options previously issued were fully vested.

u.	New Accounting Standard – In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013 and interim periods therein. Early adoption is permitted. The Company does not expect the adoption of these provisions will have a material impact on its financial statements.

F - 14

Notes to Consolidated Financial Statements, continued

NOTE 3 – REAL ESTATE

The estimated net realizable value of owned real estate, including land, building, building improvements and air rights, amounted to $142.6 million and $139.6 million as of March 2, 2013 and February 25, 2012, respectively. While $142.6 million represents management’s best estimate of the net realizable value of the Company’s real estate properties at the time of finalizing the accompanying statement of net assets, the amount ultimately realized in the monetization of the real estate could materially differ from this estimate.

The Company recorded no impairment charges through the thirty-five weeks ended October 29, 2011 and recorded impairment charges of $4.3 million during the fiscal year ended February 26, 2011.

As of October 30, 2011 and thereafter, the Company adjusted the carrying value of the real estate assets to reflect the estimated net realizable value of owned property. This value was estimated by considering a number of factors and the views of multiple parties from various vantage points, including input from a third party valuation expert on several of the properties. Some of the properties have received offer letters, brokers’ views on value when soliciting the assignments to sell or lease the properties, have been or are in negotiation for sale, or are being marketed, while others have been subject to only minimal market feedback. In some cases, the ranges of values ascribed to certain properties by the third party valuation expert have been higher than the ranges developed by the Company. Similarly, interest expressed by prospective buyers and brokers have been both above and below, as well as within the ranges developed by the Company.

The estimates are by their nature imperfect assessments of value, are not formulaic and are based on a number of subjective considerations about which opinions could vary widely. The net realizable value of real estate assets was estimated after developing a likely range of values for each of the properties, then selecting a value within each properties range (not necessarily the mid point) and aggregating those selected values. The ultimate sales price obtained by the Company with respect to any one or all of the properties may, and will likely, vary materially from these estimates. The ultimate price received by the Company with respect to any particular property is highly uncertain and could vary materially from the Company’s estimates. This will depend upon numerous factors, including macro and local market conditions, the potential for the Company or a prospective buyer to lease the property or to redevelop it, and physical and legal (e.g., title) conditions affecting the property, among others. The constraints on the ability of the Company to deploy capital for leasing activity or to repair or cure issues with respect to the properties, as well as to carry the properties through a customary or prolonged marketing process, may have an adverse effect on pricing.

The estimate of value of the Trinity Place Property is uncertain and subject to a number of complex factors which could materially affect the value of the property. The Trinity Place Property has not been marketed since the merger of Syms into Trinity, nor has the Company engaged any third parties with respect to a sale or lease of that property. The Company expects to commence interviewing potential brokers, consultants and/or advisors with respect to a potential sale or other monetization of the Trinity Place Property in the near future. The estimate of value for this property is subject to additional uncertainty due to the inherent complexities and uncertainties of monetizing the site as a Lower Manhattan mixed use development project, whether developed by the Company or a third party investor, including zoning and planning issues, hard and soft costs of construction, potential rents or prices of commercial and/or residential space and the mix thereof, the availability of capital to support development, the availability of tax incentives, and competitive projects and forces in the market that are unique to Lower Manhattan. The Company is in the process of beginning its analysis of these and other factors, and its estimate of value may change materially as its analysis proceeds. The Company is currently evaluating various strategic alternatives related to its Trinity Place Property. To date no specific course of action has been determined. As a result, there remains a range of estimated values that may be realized for the Trinity Place Property under the various sale or development alternatives.

NOTE 4 - INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Thirty-Five	Fiscal Year
	Weeks Ended	Ended
	October 29, 2011	February 26, 2011
	(in thousands)
Current:
Federal	$-	$3,368
State	138	62
	$138	$3,430

Deferred:
Federal	$30,318	$(20,107)
State	15,948	(2,212)
	$46,266	$(22,319)

Provision (benefit) for income taxes	$46,404	$(18,889)

	Thirty-Five	Fiscal Year
	Weeks Ended	Ended
	October 29, 2011	February 26, 2011

Statutory Federal income tax rate	35.0%	35.0%
State taxes	-0.3%	5.6%
Change in valuation allowance	-191.2%	-2.1%
Effect on deferred taxes for change in state tax rate	0.0%	0.6%
Other	-0.2%	-2.6%

Effective income tax rate	-156.7%	36.5%

F - 15

Notes to Consolidated Financial Statements, continued

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended
	March 2, 2013	February 25, 2012
	(in thousands)

Deferred tax assets:
Pension costs	$4,004	$5,901
Reserves not currently deductible for tax purposes	69	1,954
Net operating loss carry forwards	70,746	51,173
Depreciation	13,124	12,197
Deferred rent	-	2,238
AMT credit	3,182	3,182
Accrued expenses	4,086	2,331
Other	81	83
Wind-down expenses	8,752	13,227
Air right	3,641	3,757
Lease claim	14,439	21,875
Store closing cost	2,650	2,733
Total deferred tax assets	$124,774	$120,651
Valuation Allowance	(83,676)	(85,117)
Deferred tax asset after valuation allowance	$41,098	$35,534

Deferred tax liabilities:
Intangibles	$(356)	$(364)
Write up of owned real estate	(40,742)	(35,170)
Total deferred tax liabilities	$(41,098)	$(35,534)
Net deferred tax assets	$-	$-

Current deferred tax assets	$-	$-
Long term deferred tax assets	-	-
Total deferred tax assets	$-	$-

At March 2, 2013, the Company had state net operating loss carry forwards of approximately $215.8 million. These net operating losses expire in years through fiscal 2031. The Company also had federal net operating loss carry forwards of approximately $173.6 million. These net operating losses will expire in years through fiscal 2031.

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $85.1 million was recorded through February 25, 2012. The valuation allowance was reduced by approximately $1.4 million during the fiscal year ended March 2, 2013.

F - 16

Notes to Consolidated Financial Statements, continued

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

As of March 2, 2013 and February 25, 2012, the Company had no outstanding debt under this facility, which was paid off and terminated on November 18, 2011.

At March 2, 2013, the Company had no outstanding letters of credit. At February 25, 2012, the Company had outstanding letters of credit of $1.3 million, of which $1.1 million was for a standby letter of credit for workers compensation and general liability insurance and $0.2 million was a standby letter of credit for merchandise.

Total interest charges incurred for the thirty-five weeks ended October 29, 2011 and fiscal year ended February 26, 2011 were $1.1 million and $1.5 million, respectively.

F - 17

Notes to Consolidated Financial Statements, continued

NOTE 6 – PENSION AND PROFIT SHARING PLANS

a.	Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of March 2, 2013 and February 25, 2012, the Company had a recorded liability of $5.5 million and $7.9 million, respectively, within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities. The Company had contemplated other courses of action, including a distress termination, whereby the PBGC takes over the plan. On February 27, 2012, the Company notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, the Company has elected not to terminate the plan in a distress termination and has formally notified the PBGC of this decision. Although the Company has accrued the liability associated with a standard termination, it has not taken any steps to commence such a termination and has made no commitment to do so by a certain date.

Presented below is financial information relating to this plan for the fiscal years indicated:

	March 2, 2013	February 25, 2012
	(in thousands)

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$11,217	$10,077
Interest cost	556	600
Actuarial loss	(821)	(197)
Gross benefits received	562	737
Net benefit obligation - end of period	$11,514	$11,217

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$8,094	$7,862
Employer contributions	685	515
Gross benefits paid	(562)	(577)
Actual return on plan assets	520	294
Fair value of plan assets - end of period	$8,737	$8,094

Funded Status at end of year	$(2,777)	$(3,123)

Pension expense includes the following components:

	March 2, 2013	February 25, 2012	February 26, 2011
	(in thousands)

COMPONENTS OF NET PERIODIC COST:
Service cost	$-	$-	$-
Interest cost	556	600	584
Loss of assets	(520)	(294)	(990)
Amortization of loss (gain)	204	(174)	553
Net periodic cost	$240	$132	$147

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	6.1%	6.1%
Rate of compensation increase	0.0%	0.0%	0.0%

F - 18

Notes to Consolidated Financial Statements, continued

As of March 2, 2013 the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year	Amount

2013	$257
2014	437
2015	353
2016	711
2017	384
2018-2022	2,777

The fair values and asset allocation of the Company’s plan assets as of March 2, 2013 and the target allocation for fiscal 2013, by asset category, are presented in the following table (in thousands). All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

			% of Plan
Asset Category	Asset Allocation	Fair Value	Assets
	(in thousands)

Cash and equivalents	0% to 10%	$347	4%
Equity Securities	30% to 50%	3,756	43%
Fixed Income Securities	35% to 55%	4,023	46%
Alternative Investments	5% to 25%	611	7%
Total		$8,737	100%

The Company adopted SFAS 158 (now ASC Topic 715) for fiscal 2006. Under the provisions of ASC 715, the Company is required to recognize in its consolidated balance sheet the unfunded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of ERISA. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The additional costs have been estimated at approximately $6.9 million for the multiemployer pension plans. The Company had a recorded liability of $6.1 million and $6.9 million which is reflected in accrued expenses as of March 2, 2013 and February 25, 2012, respectively.

In accordance with minimum funding requirements, the Company paid approximately $0.8 million to the Syms sponsored plan and approximately $0.8 million to the multiemployer plans from September 17, 2012 through March 2, 2013.

b.	Profit-Sharing and 401(k) Plan - The Company maintained a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution 401(k) savings plan for substantially all of its eligible employees. Employees were able to contribute a percentage of their salary to the plan subject to statutory limits. No contributions were made by the Company to this plan in fiscal 2012, fiscal 2011 or fiscal 2010. The 401K Plan was terminated in November 2012 and distributions were made to its participants.

F - 19

Notes to Consolidated Financial Statements, continued

NOTE 7 – COMMITMENTS

a)	Leases - The Company no longer has retail stores subject to ongoing operating leases obligations. Previous operating lease liability claims under 502(b)(6) of the Bankruptcy Code total approximately $44.6 million and are reported in other liabilities on the consolidated statement of net assets.

Rent expense for operating leases (in thousands) was as follows:

	Thirty-Five	Fiscal Year
	Weeks Ended	Ended
	October 29, 2011	February 26, 2011

Minimum rentals due	$23,416	$35,684
Escalation rentals accrued	3,058	3,516
Sublease rentals	(812)	(1,257)
Total	$25,662	$37,943

b)	Legal Proceedings - The Company is a party to routine litigation incidental to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

As discussed in Note 1, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue two shares of preferred stock. One share, designated as the Series A Preferred Share, is held by a trustee acting for the benefit of the Company’s creditors. The other share, designated as the Series B Preferred Share, is held by the former Majority Shareholder.

NOTE 9 – STOCK OPTION PLAN

The Company formerly had an Amended and Restated Incentive Stock Option and Appreciation Plan that allowed for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights. The plan required that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option was granted. The exercise price of the option for holders of more than 10% of the voting rights of the Company needed to be at least 110% of the fair market value of the Common Stock on the date of grant. Non-qualified options and stock appreciation rights could be granted at any exercise price, subject to applicable laws. The Company had reserved 1,500,000 shares of common stock for such issuances.

On July 14, 2005, at the annual meeting of shareholders of the Company, the shareholders of the Company approved the 2005 Stock Option Plan (the "2005 Plan"). The 2005 Plan permitted the grant of options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares, cash-based awards and other share-based awards. Key employees, non-employee directors, and third party service providers of the Company who were selected by a committee designated by the Board of Directors of the Company were eligible to participate in the 2005 Plan. The maximum number of shares of Common Stock issuable under the Plan was 850,000, subject to certain adjustments in the event of changes to the Company’s capital structure. The 2005 Plan required that incentive stock options be granted at an exercise price not less than the fair market value of the Common Stock on the date the option was granted. The exercise price of such options for holders of more than 10% of the voting stock of the Company needed to be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of non-qualified options and stock appreciation rights could not less than fair market value on the date such benefits were granted.

F - 20

Notes to Consolidated Financial Statements, continued

During 2011 no stock options were exercised or cancelled by the Company. All outstanding options were cancelled when the Company emerged from bankruptcy on September 14, 2012. Neither the Amended and Restated Incentive Stock Option Plan nor the 2005 Plan is available for additional grants.

The following table summarizes stock option activity for each of the past three fiscal years:

	Fiscal Year Ended
	March 2, 2013		February 25, 2012		February 26, 2011
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
	(in thousands, except pre share amounts)

Outstanding - beginning of year	98	$15.01	98	$15.01	98	$15.01
Exercised	-	-	-	-	-	-
Cancelled	(98)	(15.01)	-	-	-	-
Outstanding - end of year	-	$-	98	$15.01	98	$15.01

Options exercisable at year end	-	$-	98	$15.01	98	$15.01

NOTE 10 -     NET LOSS PER SHARE

In accordance with ASC Topic 260 “Earnings Per Share”, basic net loss per share has been computed based upon the weighted average common shares outstanding. Diluted net loss per share gives effect to outstanding stock options, if they are dilutive.

Net loss per share was computed as follows:

	Thirty-Five	Fiscal Year
	Weeks Ended	Ended
	October 29, 2011	February 26, 2011
	(in thousands, except pre share amounts)

Basic and diluted net loss per share:
Net loss	$(76,027)	$(32,857)
Average shares outstanding - basic and diluted (1)	14,448	14,456
Net loss per share - basic and diluted	$(5.26)	$(2.27)

(1) All outstanding options were anti-dilutive for the thirty-five weeks ended October 29, 2011 and fiscal 2010.

F - 21

Notes to Consolidated Financial Statements, continued

NOTE 11 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth (1)
	(in thousands, except pre share amounts)

Thirty Five Weeks Ended October 29, 2011:
Net sales	$105,355	$86,319	$66,540	N/A
Gross profit	$44,642	$31,800	$23,743	N/A
Net loss (2)	$1,474	$(11,546)	$(65,955)	N/A
Net loss per share - basic and diluted	$0.10	$(0.80)	$(4.57)	N/A

Year Ended February 26, 2011:
Net sales	$121,445	$102,073	$120,739	$100,876
Gross profit	$53,743	$37,123	$51,345	$31,581
Net loss (3) (4) (5)	$(809)	$(10,930)	$(3,315)	$(17,803)
Net loss per share - basic and diluted	$(0.06)	$(0.76)	$(0.23)	$(1.23)

(1)  Adopted liquidation basis of accounting on October 30, 2011 and therefore not applicable ("N/A").

(2)  Includes write off of deferred tax assets of $46,266 in the third quarter.

(3)  Includes loss on disposition of assets of $504 in the third quarter of 2010.

(4)  Includes asset impairment charge of $1,721 and $2,534 in the third and fourth quarters, respectively.

(5)  Includes restructuring charges of $831, $471, $831, and $7,173 in the first, second, third and fourth quarters, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Under the terms of the Plan, the Company is restricted from paying any distributions, dividends or redemptions until after the former Majority Shareholder payments are made in full. The Certificate of Incorporation of Trinity provides for a preferred series share, held by the former Majority Shareholder and which is pledged as security and held in escrow, entitling the Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder Payments are not made by October 16, 2016, provided that and conditioned upon the general unsecured claim satisfaction having occurred.

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At March 2, 2013, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder (i.e., Marcy Syms and her related trusts) on account of the redemption of the former Majority Shareholder’s shares of Syms common stock.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby all rights to the commercial use of the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks used by the Company and included within other assets as of March 2, 2013.

NOTE 13 – RESTRUCTURING CHARGES

Following the acquisition of the assets from Filene’s, Inc. in June 2009, the Company had continued to assess the most effective manner in which to integrate the operations of Filene’s, LLC and Syms to maximize the synergies of the two businesses. This plan included the integration of the two IT systems into one common platform, the consolidation of distribution center functions, the co-branding of several stores, the closing of Filene’s Massachusetts office and related reductions in staffing levels. In addition, the Company closed four under-performing stores in fiscal 2010. The Company was required to continue to make lease payments on two of these closed stores, one through May 2012 and the other through September 2017. The Company recorded the present value of these payments (net of estimated sub-lease income) as a restructuring charge totaling $7.2 million in 2010.

F - 22

Notes to Consolidated Financial Statements, continued

The consolidation of distribution center functions in 2010 involved a shift of most merchandise processing to the Company’s Massachusetts distribution center. The New Jersey distribution center served to replenish the high volume New York City stores, and continued to house the adjoining retail store and corporate offices. Severance costs associated with staffing level reductions for approximately 200 employees, including store, distribution center and corporate support staff, totaled $1.1 million in fiscal 2010. In addition, $0.8 million in professional fees related to the integration of the two IT systems and $0.3 million of legal costs were incurred and had been recorded as restructuring charges in fiscal 2010.

Due to the Chapter 11 filing in November 2011, any remaining lease obligations were considered in estimating the future amounts due to the Landlord and were recorded in other liabilities, primarily lease settlement costs. (See Note 7).

NOTE 14–DISPOSITIONS OF ASSETS

During September 2012, Syms sold its Miami, FL property, the building of which is 53,000 square feet, in a Court-approved transaction. The net proceeds from the sale were approximately $4.1 million.

During November 2012, the Company sold its Houston, TX property, the building of which is 42,000 square feet, on an “as-is” basis.

The net proceeds from the sale were approximately $3.6 million.

During December 2012, the Company sold its Fairfield, CT property, the building of which is 43,000 square feet, on an “as-is” basis. The lessor of the land exercised its option to terminate its leasehold interest with net proceeds from the sale of the property of $5.5 million to the Company.

During December 2012, the Company received a $0.9 million settlement on its Marietta, GA location. This was the result of the second and final payment regarding the 2011 partial condemnation.

During January 2013, the Company sold its Secaucus, NJ condominium. The net proceeds from the sale were approximately $0.3 million.

The carrying value of the properties have been adjusted as of March 2, 2013 to reflect the impact of these transactions.

The gain for the thirty-five week period ended October 29, 2011 of $7.6 million was primarily from the sale of the Syms store located in Rockville, MD and the sale and leaseback of the Tampa, FL location, partially offset by the impairment of assets for the lease expiration of the Park Avenue, NY location, and to a lesser degree the proceeds from a partial condemnation of property adjacent to the Marietta, GA store and sale of the North Randall, OH location.

NOTE 15–SUBSEQUENT EVENT

During April 2013, the Company sold its Southfield, MI property, the building of which is 60,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $2.5 million. The value recorded in the financial statements as of March 2, 2013 is consistent with the amount realized from this subsequent transaction.

F - 23

Exhibits Index

2.1          Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)

2.2          Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)

3.1          Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on September 19, 2012)

3.2          Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1        Engagement Agreement for CEO Services, dated September 14, 2012, between Trinity Place Holdings Inc. and Esopus Creek Management LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on October 9, 2012)*

10.2        Engagement Agreement for CEO Services, dated April 22, 2013, between Trinity Place Holdings Inc. and Mark D. Ettenger*

10.3        Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (incorporated by reference to Exhibit 28.1 of the Form 8-K filed by Syms in May 1986)

14.1          Code of Ethics

21.1          List of Subsidiaries

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

*Management contract, compensatory plan or arrangement.

** Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.