Form 10-K/A
period 2013-03-02
Trinity Place Holdings Inc.
filed 2013-07-01
CIK 724742

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

As of July 1, 2013, 16,630,554 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A INDEX

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of Trinity Place Holdings Inc. (the “Company”) for the year ended March 2, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2013 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	BOARD OF DIRECTORS

The information set forth below has been furnished to the Company by the respective persons named below:

Name of Director	Age	Principal Occupation in the Last Five Years and Other Information
Mark D. Ettenger Director and Executive Officer	57

Mr. Ettenger has been a Director of the Company since September 14, 2012. Mr. Ettenger was originally elected to the Company’s Board of Directors by the parties that backstopped the rights offering conducted by Syms Corp. in connection with its emergence from bankruptcy. Together with Marina Shevyrtalova and Andrew L. Sole, they were the initial “EC Directors” under the Company’s Certificate of Incorporation. Mr. Ettenger has served as Chairman, President and Chief Executive Officer of the Company since April 22, 2013, and as Chairman and principal executive officer since January 12, 2013.

Qualifications and Skills: Mr. Ettenger’s work experience includes serving as president of The Mills Corporation, a publicly traded real estate investment trust, from 2004 to 2006, where he executed various business strategies, including organizational restructuring and capital raising programs. Prior to serving at The Mills Corporation, Mr. Ettenger was a managing director at Goldman, Sachs & Co., in which capacity he headed the real estate strategic merger/asset sale business. Mr. Ettenger serves as the President of Emelin Theatre, the President and Treasurer of Orient Beach Club, and a board member of VML HGA.

Alan Cohen Director	76

Mr. Cohen has been a Director of the Company since September 14, 2012. Mr. Cohen was initially elected to the Board of Directors by the Official Committee of Unsecured Creditors of Syms Corp. He is the Chairman of Abacus Advisors LLC, a business advisory firm.

Qualifications and Skills: Mr. Cohen brings an expertise in restructuring to the Company having lectured extensively on restructuring and asset-based lending as well as on turnaround management. Mr. Cohen has served as a trustee, chief restructuring officer, and consultant in various chapter 11 cases, state court proceedings, and out-of-court restructurings for companies including The Towers Financial Corporation, County Seat Stores, 47th Street Photo, Russ Togs and Aileen, Inc.

Alexander C. Matina Director	37

Mr. Matina has served on the Board of Directors since April 11, 2013. Mr. Matina was initially elected to the Board to fill the vacancy created by the resignation of Andrew  L. Sole. He was elected by the two Directors of the Company then serving as the “EC Directors”. He is the Vice President of Investments for MFP Investors, LLC, the family office of Michael F. Price, which has a value-investing focus across public and private markets.

Qualifications and Skills: Mr. Matina brings a strong finance background to the Company, including experience with bankruptcies and private equity. Mr. Matina serves as an adjunct professor of financial modeling at Fordham University. Prior to joining MFP Investors, LLC in 2007, Mr. Matina served in various roles at Balance Asset Management, a multi-strategy hedge fund, and as a senior associate at Altus Capital Partners, a middle market private equity fund. He was previously a principal at 747 Capital, a private equity fund-of-funds, and a financial analyst at Salomon Smith Barney in the financial sponsors group of the investment banking division.

Alan B. Miller Director	76

Mr. Miller has been a Director of the Company since December 13, 2012. Mr. Miller was initially elected to the Board pursuant to an agreement between the three Directors of the company then serving as the “EC Directors” and the holder of the Series A Preferred Stock. Mr. Miller is an attorney.

Qualifications and Skills: Mr. Miller has decades of experience as an attorney, having served as a partner and senior counsel at Weil Gotshal & Manges LLP, an international law firm that he joined in 1969, where he specialized in complex bankruptcy and restructuring matters. Since 2007, he has also served as special counsel and litigation trustee to Collins & Aikman Corporation, an automotive manufacturer, during its bankruptcy. He has published widely on bankruptcy issues, and he has taught at New York University Law School on bankruptcy and federal practice. Mr. Miller also has served on 19 boards of directors, recently serving on the Catalyst Paper Company board and on the boards of four operating subsidiaries of Kerzner International Holdings Limited. Currently, he serves on the board of Chicago Loop Parking LLC and Ceva Group PLC.

Marina Shevyrtalova Director	35

Ms. Shevyrtalova has been a Director of the Company since September 14, 2012. Ms. Shevyrtalova was initially elected to the Company’s Board of Directors by the parties that backstopped the rights offering conducted by Syms Corp. in connection with its emergence from bankruptcy. She is currently the Portfolio Manager and a member of the Investment Committee at DS Advisors, LLC, the family office of Bharat Desai and Neerja Sethi.

Qualifications and Skills: Prior to joining DS Advisors, LLC in 2009, Ms. Shevyrtalova was part of the investment team at Barington Capital Group, an investment firm experienced in taking active roles in assisting companies in creating and improving common stockholder value, from 2007 to 2009. From 2003 to 2007, she was a Vice President at Lehman Brothers in its Equity Capital Management Group where she focused on investing in undervalued equities, special situations and turnarounds.

B.	EXECUTIVE OFFICERS

The information set forth below has been furnished to the Company by the person named below:

Name	Age	Principal Occupation in the Last Five Years and Other Information
Richard G. Pyontek Executive Officer	45

Mr. Pyontek has been the Chief Financial Officer of the Company since October 10, 2012. Mr. Pyontek served as Director of Accounting and Reporting for the Company from July 2011 until his election as Chief Financial Officer.

Qualifications and Skills: Before joining Syms Corp., Mr. Pyontek served as Director of Accounting and Reporting at Ashley Stewart, Inc., a women’s clothing retailer, during the time of its bankruptcy filing and turnaround from 2009 to 2011; as Controller at The Vitamin Shoppe, a retailer of health and nutrition supplements, from 2005 to 2008; and as Director of Finance at Party City Corporation, a retailer of party supplies and gifts, from 2003 to 2005. Earlier in his career, Mr. Pyontek held senior accounting and reporting roles at Linens ‘n Things and at KPMG LLP. Mr. Pyontek is a Certified Public Accountant.

Information with respect to Mr. Ettenger is set forth above under “Board of Directors.”

C. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s Directors and executive officers and all persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Directors, executive officers and greater than 10% common stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that during fiscal 2012 all filing requirements were satisfied.

D. AUDIT COMMITTEE

The entire Board of Directors acts as the audit committee for the Company in accordance with Section 3(a)(58)(B) of the Exchange Act and is responsible for fulfilling the Board’s responsibilities as they relate to the Company’s financial oversight functions such as accounting policies, internal controls and financial reporting practices. The Board of Directors has determined that Mr. Cohen is an “audit committee financial expert,” as that term is used in Item 407 of Regulation S-K promulgated under the Exchange Act. The audit committee held two meetings from September 14, 2012 through the end of the fiscal year on March 2, 2013, which were joint meetings of the Board of Directors and the audit committee.

Item 11. EXECUTIVE COMPENSATION

A. MANAGEMENT COMPENSATION

Summary Compensation Table

Annual Executive Compensation in Fiscal 2011 and Fiscal 2012

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Compensation		Total Compensation

Mark D. Ettenger	2012	$87,500	$0	$25,000	(1)	$112,500
Chairman, President and Chief Executive Officer	2011	-	-	-		-

Richard G. Pyontek	2012	160,000	67,500	0		227,500
Chief Financial Officer and Treasurer	2011	98,691	0	0		98,691

Lauren Krueger	2012	79,385	0	0		79,385
Former Chief Executive Officer	2011	-	-	-		-

Marcy Syms	2012	176,372	0	6,063	(2)	182,435
Former Chief Executive Officer	2011	576,180	0	184,062	(3)	760,242

Gary Binkoski	2012	760,650	0	0		760,650
Former Chief Financial Officer	2011	916,465	0	0		916,645

Laura McCabe Brandt	2012	139,423	93,750	4,500	(4)	237,673
Former Vice President, General Counsel and Corporate Secretary	2011	250,000	87,500	6,000	(4)	343,500

(1)	Represents amounts paid to Mr. Ettenger for his service as a Director.

(2)	Represents amounts paid to Ms. Syms under the Syms Pension Plan following her departure from the Company. As of January 1, 2013, Ms. Syms draws $2,020.88 per month from her pension.

(3)	In 2011, Ms. Syms received the benefits of a company car valued at $34,927, VIP health plan benefits of $38,734 and split dollar life insurance premiums of $110,401. Ms. Syms did not receive any of these amounts in 2012.

(4)	Represents a car allowance of $6,000 per year.

Executive Compensation in Context

The Company had three different principal executive officers during fiscal 2012. Marcy Syms served as Chief Executive Officer during fiscal 2011 and until Syms Corp. emerged from bankruptcy and merged with Trinity Place Holdings Inc. on September 14, 2012. Lauren Krueger then served as Chief Executive Officer from September 14, 2012 until the effective date of her resignation on January 11, 2013. At that time, the Board of Directors elected Mark D. Ettenger as Chairman of the Board, a role in which he began serving as the Company’s principal executive officer.

In 2011, Ms. Syms received her salary and certain perquisites noted above, and in 2012, she received her salary while serving as Chief Executive Officer and she began receiving monthly payments under the Syms Pension Plan following her departure. As of January 1, 2013, Ms. Syms had accrued $356,356 in benefits under the Syms Pension Plan.

Following the emergence of Syms Corp. from bankruptcy, Ms. Krueger was engaged by the Company to serve as Chief Executive Officer pursuant to an agreement with Esopus Creek Management LLC (“Esopus”) under which Esopus received a consulting fee at the rate of $240,000 per year. Under that agreement, Esopus agreed to make the services of Ms. Krueger available for an initial term of one year. When Mr. Ettenger was elected as Chairman and designated as the Company’s principal executive officer, the Board determined to pay him a retainer of $50,000 per month in addition to any amounts that he may be entitled to receive for his service as a Director.

The Company had two different Chief Financial Officers during fiscal 2012. Gary Binkoski served as Chief Financial Officer from March 23, 2011 until October 12, 2012 pursuant to engagement agreements between the Company and Alvarez & Marsal North America (“A&M”). Following the emergence of Syms Corp. from bankruptcy, the Company paid A&M an hourly rate of $550 for Mr. Binkoski’s services as Chief Financial Officer. On October 12, 2012, the Board promoted Richard G. Pyontek from Director of Accounting and Reporting to Chief Financial Officer and Treasurer. He was also paid a bonus of $67,500 in fiscal 2012 under the Company’s Key Employee Incentive Plan (“KEIP”), which was adopted to encourage certain executives to stay at Syms Corp. during its bankruptcy proceedings.

Laura McCabe Brandt is listed as one of the Company’s named executive officers because she and Mr. Binkoski would have been the two most highly compensated executive officers of the Company in fiscal 2012 other than the principal executive officers had she been serving at the end of the fiscal year. Ms. Brandt resigned from the Company effective September 14, 2012. In addition to her salary, Ms. Brandt received $93,750 in fiscal 2012 as part of the KEIP and received $87,500 in fiscal 2011 as a bonus that was part of a management retention plan. In each of fiscal 2011 and 2012, she received a car allowance of $6,000 per year.

In all cases, both before and after the emergence of Syms Corp. from bankruptcy, the Company’s compensation program has been designed to ensure that the total compensation paid to the Company’s executive officers is fair and reasonable. The Company has sought to maintain a relatively simple compensation program to avoid the administrative costs and misalignment of incentives that are often associated with complex compensation plans and agreements. The Company has also focused on paying its executive officers in cash rather than in equity, which would be dilutive to the common stockholders.

The Company no longer maintains any equity compensation plans and did not otherwise make any equity compensation grants during fiscal 2011 or fiscal 2012. The only named executive officer to have held equity compensation awards of any kind was Ms. Syms, and her awards were canceled when Syms Corp. emerged from bankruptcy. Accordingly, there were no stock option exercises during 2012 and no equity awards of any kind outstanding at the end of fiscal 2012. The Company also does not have any retirement plans, deferred compensation plans, disability insurance programs or other traditional perquisites (other than health insurance and a life insurance policy, which are offered to all full time employees, and the pension plan under which Ms. Syms receives benefits but which was closed to new participants in 2006).

Following the end of fiscal 2012, on April 22, 2013, the Company and Mr. Ettenger executed an Engagement Agreement providing for Mr. Ettenger to serve as the Company’s Chairman, President and Chief Executive Officer. The Engagement Agreement provides for Mr. Ettenger to serve as an independent contractor for a period of one year, with an automatic renewal for one additional year, subject to the right of either party to terminate the engagement at the end of the first year on 30 days’ advance notice.

The Engagement Agreement provides for Mr. Ettenger to receive an annual fee of $400,000, retroactive to March 11, 2013. The Engagement Agreement also entitles him to receive certain incentive fees and performance fees in connection with the sale or other monetization of the Company’s real estate properties based on pre-established threshold amounts for each of the properties. The incentive fees and performance fees are also generally payable on entity-level (rather than property-level) transactions based on the net proceeds from the transaction relative to the aggregate threshold amounts for all remaining unsold properties. Unless Mr. Ettenger’s engagement is terminated for cause, the incentive fees and performance fees under the Engagement Agreement will be payable for transactions that close during the term of the engagement, that are under contract at the time of the termination of the engagement but that close after such termination, or that otherwise close within six months after such termination.

Mr. Ettenger will receive no benefits from the Company, but the Engagement Agreement provides for the Company to reimburse him for the actual cost of his health insurance and for up to $15,000 in legal fees associated with the negotiation of the Engagement Agreement. If the Company terminates the engagement without cause (including at the end of the first year), the Engagement Agreement provides that the Company must pay the annual fee for the remainder of the term or for three months, if longer.

Subsequent to the Board’s approval of the Engagement Agreement and its execution by Mr. Ettenger and the Company, Mr. Cohen informed the Board that he is of the belief that, under the Company’s Certificate of Incorporation and the Syms Corp. Plan of Reorganization, his approval is required in order for the Company to enter into and/or perform its obligations under the Engagement Agreement. Mr. Cohen has not approved the Engagement Agreement and has indicated that he does not intend to approve it in its current form. The Company, Mr. Cohen and Mr. Ettenger are engaged in discussions attempting to resolve the issue, but there can be no assurance as to the outcome of those discussions.

B. DIRECTOR COMPENSATION

Director compensation for fiscal 2012 is summarized in the following table:

Fiscal 2012 Director Compensation

Name	Fees Earned or Paid in Cash
Alan Cohen	25,000
Alan B. Miller	25,000
Marina Shevyrtalova	25,000
Andrew L. Sole	25,000
Bernie Tenenbaum	55,000
Henry Chidgey	45,000
Thomas Zanecchia	45,000

In September 14, 2012, the Board adopted a policy of paying $5,000 to each Director for each Board meeting attended, up to $25,000 per year, and reimbursing reasonable expenses incurred in connection with attending meetings of the Board and committees of the Board. There is no separate fee for committee meetings. Alexander C. Matina is not listed in the table because he did not serve as a Director in fiscal 2012. The fees earned by Mark D. Ettenger for his service as a Director are reflected in the Summary Compensation Table above for executives.

Prior to September 14, 2012, Syms Corp. had a policy of paying each non-employee Director $5,000 for each Board meeting attended. Additionally, each audit committee member received $2,000 per meeting attended and the chairperson of the audit committee received $4,000 per meeting attended. For other committees, each member of the committee received $1,000 per meeting attended. Travel expenses related to attendance were also reimbursed.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock

The following table sets forth as of June 21, 2013, the names, addresses and holdings of those persons known to the Company to be beneficial owners of more than 5% of its Common Stock. To the Company’s knowledge, each person has sole investment and voting power, except where indicated otherwise.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Class
Common Stock	Marcato Capital Management, LLC One Montgomery Street Suite 3250 San Francisco, CA 94104	4,723,471 (1)	28.4
Common Stock	DS Fund I LLC 1001 Brickell Bay Dr. Suite 3102A Miami, FL 33131	2,308,229 (2)	13.9
Common Stock	Franklin Resources, Inc. One Parker Plaza Ninth Floor Fort Lee, NJ 07024	1,200,000 (3)	7.2
Common Stock	Dimensional Fund Advisors LLP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,171,386 (4)	7.0
Common Stock	Esopus Creek Advisors, LLC 1330 Avenue of the Americas, Suite 1800 New York, NY 10019	1,048,960 (5)	6.3
Common Stock	MFP Partners, L.P. 667 Madison Avenue 25th Floor New York, NY 10065	1,000,000 (6)	6.0

(1) Marcato Capital Management, LLC is an investment adviser that serves as general partner of Marcato, L.P. and Marcato II, L.P., and as investment manager of Marcato International Master Fund, Ltd. Richard McGuire III is the managing member of Marcato Capital Management, LLC.

(2) DS Fund I LLC is an investment entity. DS Fund I LLC is ultimately owned by Bharat Desai and Neerja Sethi through an intervening limited liability company, DS Investco LLC. Marina Shevyrtalova, a Director of the Company, is the Portfolio Manager and a member of the Investment Committee at DS Advisors, LLC, a related entity.

(3) These securities are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of Franklin Resources Inc. (“Franklin”). Charles Johnson and Rupert Johnson are the principal shareholders of Franklin but each disclaims beneficial ownership of the securities listed above.

(4) Dimensional Fund Advisors LP (“Dimensional”) is an investment adviser that furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts are collectively referred to as the “Dimensional Funds”). All securities reported are owned by the Dimensional Funds. Dimensional and its subsidiaries disclaim beneficial ownership of such securities.

(5) Esopus Creek Advisors, LLC is the General Partner of Esopus Creek Value Series Fund LP—Series A and Esopus Creek Value Series Fund LP—Series L, which own the shares. Andrew L. Sole also owns 92,200 shares in his personal capacity. Mr. Sole and Lauren Kreuger are the managing members of Esopus Creek Advisors, LLC.

(6) MFP Investors LLC is an investment adviser and serves as the general partner of MFP Partners, L.P. Michael F. Price is the managing partner of MFP Partners, L.P. and the managing member and controlling person of MFP Investors LLC. Alexander C. Matina, a Director of the Company, is Vice President of Investments of MFP Investors LLC.

Ownership of Series A Preferred Stock

The following table sets forth as of June 21, 2013, the name and address of the holder of the one share of the Company’s Series A Preferred Stock. To the Company’s knowledge, the holder listed below has sole investment and voting power with respect to such share.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series A Preferred Stock	Alan Cohen, Trustee of the Series A Trust 2012 c/o Trinity Place Holdings Inc. One Syms Way Secaucus, New Jersey 07094	1	100

Ownership by Management

Except as set forth above with respect to Mr. Cohen’s beneficial ownership of the one share of the Company’s Series A Preferred Stock, no Director or executive officer of the Company personally owns any shares of the Company’s voting securities. However, Mr. Matina and Ms. Shevyrtalova are affiliated with entities that own a significant percentage of the Company’s Common Stock, and Mr. Ettenger was originally designated as a member of the Board of Directors by Marcato Capital Management, LLC, the largest holder of the Company’s Common Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence Generally

Mr. Ettenger has served as Chairman, President and Chief Executive Officer since April 2013 (having served as Chairman and principal executive officer since January 2013). In addition to Mr. Ettenger, there are four other members of the Board of Directors. Mr. Ettenger is not considered an “independent” Director as he holds management positions within the Company. However, the Board of Directors has determined that the other four Directors are “independent” in accordance with NASDAQ Marketplace Rule 4200. The Board of Directors also determined that certain former Directors in the last fiscal year, namely Bernie Tenenbaum, Henry Chidgey and Thomas Zanecchia, who served on the Board of Syms Corp., were “independent” in accordance with NASDAQ Marketplace Rule 4200. Although the Company is not listed on NASDAQ, the Board of Directors chose to utilize the NASDAQ Marketplace definition of independence in Rule 4200 for purposes of determining the independence of each Director.

Audit Committee Independence

As mentioned in Item 10, the entire Board of Directors acts as the audit committee for the Company. The Board of Directors believes that each of Messrs. Cohen, Miller, and Matina and Ms. Shevyrtalova is independent under NASDAQ Marketplace Rule 4200, meets the criteria for independence set forth in Rule 10A-3 under the Exchange Act and satisfies the other audit committee membership requirements specified in NASDAQ Marketplace Rule 4350(d)(2)(A). Mr. Ettenger is not independent in light of his service as an officer of the Company, but he serves on the audit committee because the entire Board of Directors acts as the audit committee pursuant to Section 3(a)(58)(B) of the Exchange Act.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO USA, LLP billed aggregate fees of approximately $255,000 for professional services rendered for the audit of the Company’s fiscal 2012 financial statements and the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2012. BDO USA, LLP billed aggregate fees of approximately $585,104 for the same services in fiscal 2011 in addition to the audit of internal controls.

Audit-Related Fees

“Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. BDO USA, LLP billed approximately $25,000 for audit-related fees for fiscal 2012 and $30,000 for fiscal 2011. These fees were for employee benefit related services.

Tax Fees

There were approximately $6,300 in fees billed by BDO USA, LLP in fiscal 2012 and zero billed in fiscal 2011 for tax compliance, tax advice and tax planning. These fees were for professional services rendered in assisting with responses to notices received from various taxing authorities.

All Other Fees

The “audit fees,” “audit-related fees,” and “tax fees” mentioned above are the only fees billed by BDO USA, LLP in fiscal years 2012 and 2011.

Pre-Approval Policy

Pursuant to the rules and regulations of the Securities and Exchange Commission, before the Company’s independent registered public accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Company’s audit committee or entered into pursuant to a pre-approval policy. The Company does not have a formal pre-approval policy, but all audit and non-audit services performed by BDO USA, LLP were pre-approved by the Company’s audit committee during fiscal 2012.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Trinity Place Holdings Inc.

By:	/s/ Mark D. Ettenger
Mark D. Ettenger
Chairman, President and Chief Executive Officer

Date: July 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark D. Ettenger	Chairman, President and Chief Executive Officer	July 1, 2013
Mark D. Ettenger	(Principal Executive Officer)

/s/ Richard G. Pyontek	Chief Financial Officer, Treasurer and Secretary	July 1, 2013
Richard G. Pyontek	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marina Shevyrtalova	Director	July 1, 2013
Marina Shevyrtalova

/s/ Alan Cohen	Director	July 1, 2013
Alan Cohen

/s/ Alan B. Miller	Director	July 1, 2013
Alan B. Miller

/s/ Alexander C. Matina	Director	July 1, 2013
Alexander C. Matina

