Form 10-Q
period 2013-06-01
Trinity Place Holdings Inc.
filed 2013-07-16
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 1, 2013

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

At July 12, 2013, there were 16,630,554 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED CODENSED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD MARCH 2, 2013 TO JUNE 1, 2013 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) as of March 2, 2013 available to common shareholders	24,799

Adjustment to fair value of assets and liabilities	955
Adjustment to accrued costs of liquidation	(2,371)
Subtotal	(1,416)

Net Assets (liquidation basis) as of June 1, 2013 available to common shareholders	$23,383

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS

AS OF JUNE 1, 2013 AND MARCH 2, 2013 (LIQUIDATION BASIS)

(in thousands)

	June 1,	March 2,
	2013	2013
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$12,198	$13,454
Receivables	211	342
Prepaid expenses and other assets	2,650	2,708
Real estate, including air rights	139,000	142,600

TOTAL ASSETS	$154,059	$159,104

LIABILITIES
Accounts payable	$21,806	$21,814
Accrued expenses	22,079	25,611
Accrued liquidation costs	23,221	24,487
Other liabilities, primarily lease settlement costs	45,772	44,595
Obligation to former majority shareholder	17,792	17,792
Obligations to customers	6	6

TOTAL LIABILITIES	$130,676	$134,305

Net assets (liquidation basis) available to common shareholders	$23,383	$24,799

Note: The consolidated condensed statement of net assets at March 2, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company is in the process of reconciling, objecting to and resolving various claims associated with the discharge of liabilities pursuant to the Plan. Immediately following emergence from Chapter 11, the Company paid approximately $9.7 million in allowed administrative claims and has since paid approximately $16.5 million more through March 2, 2013 and $0.2 million more through June 1, 2013. As of June 1, 2013, the Company had in reserve approximately $5.2 million for other administrative claims.

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

As of July 8, 2013, based on the reconciliation work to date, the Company believes that the estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $103 million and $123 million. In addition, because Filene’s, LLC long-term allowed claims are only entitled to a 75% recovery, the estimated aggregate amount of distributions to creditors and the former Majority Shareholder under the Plan is between $94 million and $113 million. The differences between the “as filed” amounts and these estimates primarily reflect duplicative claims (including identical claims filed against more than one debtor entity or in more than one priority class), amounts in the “as filed” claims that exceed the amounts for those claims shown on the Company’s books and records, and asserted claims for which the Company does not believe it has any liability.

The process of reconciling claims is different than the process of actually resolving claims. Accordingly, the above estimates are based primarily on the Company’s preliminary work in identifying and reconciling the amount of asserted claims to the Company’s books and records, and not on the negotiation or settlement of specific claims. Because of the large number of claims filed and the ongoing reconciliation and settlement processes, the ultimate amount of allowed claims and the ultimate amount of distributions under the Plan could be materially different than the Company’s current estimates.

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

If the Filene's general unsecured claims (as described in the Plan) are not paid in full under the Plan by October 1, 2014, with the full amount per the Plan subject to change, then, subject to the extension of that date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any "near term properties" or “medium term properties” (as defined in the Plan) that remain unsold, if any, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

Rights Offering and Redemption

In connection with proposal of the Plan, Syms entered into an Equity Commitment Agreement (the “ECA”) among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust, as amended (the “Marcy Syms Trust” and, together with Marcy Syms and the Laura Merns Living Trust, the “Majority Shareholder”) and (v) the certain specified members of the Official Committee of Syms Equity Security Holders and their affiliates (the “Backstop Parties”). The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder is $17.8 million and is included as a liability on the Company’s Consolidated Condensed Statements of Net Assets as of June 1, 2013.

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

In connection with the ECA and pursuant to the Plan, Syms offered to sell to existing shareholders other than the former Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Exchange Act, the right to purchase 10,040,160 new shares of the Company’s common stock at a price equal to $2.49 per share, or approximately $25 million in the aggregate (the “Rights Offering”). Pursuant to the ECA, the Backstop Parties agreed to purchase each of their pro rata share of the new shares made available in the Rights Offering, as well as new shares that were not subscribed for by other shareholders in the Rights Offering. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the Company sold the 10,040,160 shares of common stock pursuant to the Rights Offering.

The foregoing descriptions of certain transactions contemplated by the Plan are summaries only and do not purport to be complete and are qualified, in all respects, by the actual provisions of the Plan and related documents.

General Business Plan

As of September 14, 2012, Trinity owned 16 commercial real estate properties and a residential condominium. Trinity’s business plan includes the sale of 15 of those properties and the condominium, and the sale or development of 28-42 Trinity Place in Lower Manhattan (which is generally referred to herein as the “Trinity Place Property”). As of June 1, 2013, the Company had sold its properties in Houston, Texas, Fairfield, Connecticut, Southfield, Michigan as well as the condominium. The Company has also leased its property in Elmsford, New York. In addition, the Company’s property in Miami, Florida was sold shortly before the effective date of the Plan.

Trinity also plans to explore the licensing of its intellectual property, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the Running of the Brides event and An Educated Consumer is Our Best Customer slogan.

The Company is undertaking a review of various strategic and developmental alternatives related to the Trinity Place Property. To date no specific course of action has been determined. The Company has retained an expert in New York real estate to assist in its evaluation of the alternatives for the Trinity Place Property, and it intends to retain additional advisors, including zoning architects and attorneys, to assist it in its review of cost estimates and monetization strategies. In light of the ongoing review, there remains a range of estimated values that may be realized for the Trinity Place Property under the various sale or development alternatives.

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

Sold Properties

Certain information about the properties of the Company that have been sold, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, are set forth below. Each of these properties was a “short term property” under the Plan:

	Size	Net Proceeds
Property Location	(square feet)	($ in millions)	Date of Sale

Miami, FL	53,000	$4.1	September, 2012
Houston, TX	42,000	$3.6	November, 2012
Fairfield, CT	43,000	$5.5	December, 2012
Secaucus, NJ (Condo)	2,000	$0.3	January, 2013
Southfield, MI	60,000	$2.5	April, 2013

Total	200,000	$16.0

Marketing

Trinity has chosen to engage commercial real estate brokers to coordinate the marketing and other aspects of the process of selling certain of its properties. While terms vary, these brokers are typically due a commission payable only upon closing of the sale of the subject property based on the sale price. With respect to certain other properties, brokers have also been engaged to seek tenants with commissions based on the rents called for under an executed lease. Currently, the Company has six properties subject to brokerage agreements for the sale or lease of its properties and is in the process of engaging brokers on additional properties. In certain cases, sales of properties are being pursued without the assistance of brokers. Engaging brokers familiar with and experienced in the markets in which the properties are located often provides important expertise on local market conditions, potential buyers and pricing variables.

Competition

The markets in which the Company’s properties are located are inherently competitive. While there may be a limited number of prospective buyers or tenants in any given market, there may be a number of available properties with characteristics more or less attractive than the Company’s property. In some of the markets, we expect that there may be few buyer or tenant prospects for the Company’s property and the ability to successfully sell or lease the property is uncertain. For example, brokers in the Secaucus, NJ market have reported that there are few prospects looking to own and occupy or lease the Company’s 340,000 square foot distribution center.

Competitive factors with respect to the Company’s Trinity Place Property may have a particularly material effect on the Company as it is likely the Company’s most valuable asset. The projected supply, demand and pricing for residential rental or condominium apartments and for commercial space will have a meaningful impact on investors’ appetite for this property. There are numerous development projects in the surrounding area of Lower Manhattan that will compete against this property to attract owners and renters of space. Timing of delivery of future inventory of commercial and residential space in the area is uncertain and will be an important consideration for investors and other potential buyers. In particular, the future demand for residential condominium units in Lower Manhattan is highly uncertain and will be a critical variable in the marketing of the property.

NOTE 2 – BASIS OF PRESENTATION

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

Significant estimates and judgment are required to determine the accrued costs of liquidation. The company’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs are as follows (in thousands):

	Balance			Balance
	March 2,	Adjustments	Net	June 1,
Estimated Costs of Liquidation	2013	to Reserves	Payments	2013

Real estate related carrying costs	$15,653	$2,084	$(2,204)	$15,533
Professional fees	5,046	244	(1,037)	4,253
Payroll related costs	3,428	33	(396)	3,065
Other	360	10	-	370
	$24,487	$2,371	$(3,637)	$23,221

The Company reviewed all operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, which was initially anticipated to conclude in August 2012, was amended in the fourth quarter of 2012 to conclude in July 2015 based on the current belief of the Company that substantially all of its real estate properties are likely to be monetized prior to the end of 2014, with a short period thereafter to conclude the liquidation.

Adjustments to increase the reserve for real estate carrying costs of approximately $2.1 million were recorded during the thirteen weeks ended June 1, 2013. The adjustments were mainly the result of increasing the estimated expenses through the liquidation period contemplated under the Plan.

Adjustments to increase the reserve for professional fees of approximately $0.2 million were recorded during the thirteen weeks ended June 1, 2013. The majority of the increase reflects the evaluation of professional fees through the liquidation period contemplated under the Plan.

Adjustments to Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the thirteen week period ended June 1, 2013.

Adjustments of Assets and Liabilities to Net Realizable Value	March 3, 2013 through June 1, 2013

Adjust real estate to estimated net realizable value	$(1,100)
Adjust other claims to net realizable value	2,055
$955

During the thirteen weeks ended June 1, 2013, the Company adjusted two properties to their current net realizable value by $1.1 million in the aggregate.

During the thirteen weeks ended June 1, 2013, there were approximately $2.1 million of adjustments to estimated claims payout as the Company continues its reconciliation of claims.

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

Note 5 – Other Assets

Other assets also include trademark license intangibles, with a balance of $0.9 million and security deposits with a balance of $1.7 million as of June 1, 2013 and as of the year ended March 2, 2013.

Note 6 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of June 1, 2013 and March 2, 2013, the Company had a recorded liability of $5.5 million within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities. The Company had contemplated other courses of action, including a distress termination, whereby the PBGC takes over the plan. On February 27, 2012, the Company notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, the Company has elected not to terminate the plan in a distress termination and has formally notified the PBGC of this decision. Although the Company has accrued the liability associated with a standard termination, it has not taken any steps to commence such a termination and has made no commitment to do so by a certain date.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The additional costs have been estimated at approximately $6.9 million for the multiemployer pension plans. The Company had a recorded liability of $5.9 million and $6.1 million which is reflected in accrued expenses as of June 1, 2013 and March 2, 2013, respectively.

In accordance with minimum funding requirements, the Company paid approximately $0.8 million to the Syms sponsored plan and approximately $1.0 million to the multiemployer plans from September 17, 2012 through June 1, 2013.

Note 7 – Contingencies

General Litigation

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

Note 8 – Income Taxes

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $83.7 million was recorded as of the fiscal year ended March 2, 2013 and a further valuation allowance of approximately $0.4 million was recorded during the thirteen week period ended June 1, 2013.

Note 9 – Related Party Transactions

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

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At June 1, 2013, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder (i.e., Marcy Syms and her related trusts) on account of the redemption of the former Majority Shareholder’s shares of Syms common stock.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby all rights to the commercial use of the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks used by the Company and included within other assets as of June 1, 2013.

Note 10–Disposition of Assets and Other Transactions

During April 2013, the Company sold its Southfield, MI property, the building of which is 60,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $2.5 million. The value recorded in the financial statements as of June 1, 2013 and March 2, 2013 is consistent with the amount realized from this transaction.

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

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued liquidation costs, as described above. As of June 1, 2013 a total of $0.9 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. At that point in time, the Company believes there was a change in control of the Company that imposed a restriction on the extent to which the Company can use prior NOLs, except to the extent of a built in gain that existed as of the date of the change in control.

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

During the thirteen weeks ended June 1, 2013, the Company sold its Southfield, MI property, the building of which is 60,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $2.5 million.

In addition to this transaction, the Company received an additional $0.4 million in rents and other income during the thirteen weeks ended June 1, 2013. The Company’s operating costs and expenses during the thirteen weeks ended June 1, 2013 were $4.0 million of which $2.2 million related to real estate related carrying costs, $1.0 million related to professional fees and $0.4 million related to payroll costs. Overhead expenses have exceeded the original projections and are outpacing the budgeted reserves, which is primarily due to professional fees.

As of June 1, 2013, the net assets of the Company available to Common Shareholders was $23.4 million, slightly lower than $24.8 million as of March 2, 2013. This was the result of a decrease in the net realizable value of two properties and an increase in real estate related carrying costs offset by a decrease in estimated claims payments. The decrease in total assets from $159.1 million at March 2, 2013 to $154.1 million at June 1, 2013 was partially offset by a $3.6 million reduction in accrued expenses and accrued liquidation costs partially offset by increases in other liabilities, primarily lease settlement costs.

Liquidity and Capital Resources

As of June 1, 2013, the Company had cash and cash equivalents of $12.2 million. Prior to September 14, 2012, the Company used its cash and cash equivalents primarily for the payment of professional fees related to the Chapter 11 cases, as well as its daily operations. After September 14, 2012, the Company has used its cash and equivalents primarily for the payment of professional fees and claims related to the Chapter 11 cases, as well as its daily operations and to fund reserves under the Plan.

The Company believes that it would be able to fund its operations through its cash flows from property sales, but as noted above, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from cash flows. At this point, the Company believes it will require additional funds beyond those reserved to pay for its operating expenses, and it is exploring the possibility of equity and/or debt financing. Under the Plan, the proceeds of a common equity financing can be used to fund operating expenses in excess of the reserves, while the proceeds of a debt financing generally must be used to pay creditor claims. Also, the holder of the Series A Preferred Stock has the sole authority to approve an increase in the operating reserves, and he is currently considering a request from the Company for such an increase.

Pursuant to the Plan, with limited exceptions, any excess cash not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Please see Part II, Item 1A “Risk Factors” for more information.

Net Operating Losses

The Company believes that the Rights Offering and the redemption of the Syms shares owned by the former Majority Shareholder resulted in the Company undergoing an “ownership change,” as that term is used in Section 382 of the Internal Revenue Code (“Section 382”).  Accordingly, the Company’s NOLs that can be used to offset future income for U.S. federal income tax purposes are limited in the manner set forth in Section 382.  Generally, the NOLs that can be used each year will be limited to the product of the applicable long-term tax-exempt rate and the fair market value of the Company’s stock immediately before the ownership change, with certain adjustments.  Any unused portion of the annual limitation may be carried forward until expiration. The Company believes that, subject to certain requirements and limitations, its annual NOL limitation may be increased by its gain on the sale, prior to 2017, of certain properties held by the Company at the time of the ownership change (i.e., September 14, 2012), to the extent of the Company’s built-in gain in such properties at such change date, and subject to an aggregate increase for all years equal to the Company’s aggregate net built-in gain in its assets at such change date. The Company believes that its U.S. federal NOLs as of that date were approximately $162.8 million.  However, even if all of the Company’s regular U.S. federal income tax liability for a given year is reduced to zero by virtue of the NOLs, the Company may still be subject to the U.S. federal alternative minimum tax (which imposes a tax generally equal to the amount by which 20% of a corporation’s alternative minimum taxable income exceeds the corporation’s regular tax liability, and is calculated in a manner that may reduce the benefit of NOLs) or to state, local or other non-federal income taxes.

CEO Engagement Agreement

As previously disclosed, subsequent to the approval and execution of the engagement agreement for CEO services between Mark D. Ettenger and the Company, Alan Cohen, the Company director appointed by the holder of the Series A Preferred Stock, informed the Board of Directors that he is of the belief that, under the Company’s Certificate of Incorporation and the Plan, his approval is required in order for the Company to enter into and/or perform its obligations under the engagement agreement. Mr. Cohen has not approved the engagement agreement and has indicated that he does not intend to approve it in its current form (which is attached to the Company’s most recent Annual Report on Form 10-K for the fiscal year ended March 2, 2013).  The Company, Mr. Cohen and Mr. Ettenger are engaged in discussion attempting to resolve the issue.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the thirteen week period ended June 1, 2013. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 1, 2013, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 1, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company. Certain of such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended March 2, 2013 (fiscal 2012), which are incorporated herein by reference. In addition, below is an update to one of those risks and uncertainties:

There can be no assurance that the Company's reserves for operating expenses will be sufficient or that alternatives will be available.

As part of the Plan, the Company established a reserve of $5 million for overhead expenses to be incurred in the first two years following the effectiveness of the Plan. The Company’s overhead expenses have exceeded the original expectations, and at its current level of expenditures, the Company is likely to exhaust the overhead reserve in August 2013. Accordingly, the Company is seeking approval of an increase in the overhead and other operating reserves from the holder of the Series A Preferred Stock, who has the sole authority to approve such an increase. Simultaneously, the Company is exploring the possibility of equity and/or debt financing. Under the Plan, the proceeds of a common equity financing can be used to fund operating expenses in excess of the reserves, while the proceeds of a debt financing must generally be used to pay creditor claims. There can be no assurance that the holder of the Series A Preferred Stock will consent to an increase in the overhead and other operating reserves, and there can be no assurance that equity or debt financing will be available to the Company on acceptable terms, or at all. A failure to obtain an increase in the reserves or to obtain new financing could have a material adverse effect on the Company.

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

TRINITY PLACE HOLDINGS INC.

Date: July 16, 2013	By	/s/ Mark D. Ettenger
MARK D. ETTENGER
CHAIRMAN, PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: July 16, 2013	By	/s/ Richard G. Pyontek
RICHARD G. PYONTEK
CHIEF FINANCIAL OFFICER, TREASURER and SECRETARY
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