Form 10-Q
period 2013-08-31
Trinity Place Holdings Inc.
filed 2013-10-15
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 31, 2013

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

Yes ☑          No ☐

At October 11, 2013, there were 19,999,998 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

Exhibit 2.1	Purchase Agreement, dated July 16, 2013, between the Company and KRC Acquisition Corp. (incorporated by reference to Exhibit 2.01 to the Form 8-K filed by the Company on August 28, 2013)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD MARCH 2, 2013 TO AUGUST 31, 2013 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) as of March 2, 2013 available to common shareholders	$24,799

Adjustment to fair value of assets and liabilities	955
Adjustment to accrued costs of liquidation	(2,371)
Subtotal	(1,416)

Net Assets (liquidation basis) as of June 1, 2013 available to common shareholders	23,383

Adjustment to fair value of assets and liabilities	4,469
Adjustment to accrued costs of liquidation	467
Subtotal	4,936

Net Assets (liquidation basis) as of August 31, 2013 available to common shareholders	$28,319

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS

AS OF AUGUST 31, 2013 (UNAUDITED) AND MARCH 2, 2013 (LIQUIDATION BASIS)

(in thousands)

	August 31,	March 2,
	2013	2013
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$36,657	$13,454
Receivables	205	342
Prepaid expenses and other assets	2,320	2,708
Real estate, including air rights	111,200	142,600

TOTAL ASSETS	$150,382	$159,104

LIABILITIES
Accounts payable	$22,490	$21,814
Accrued expenses	22,540	25,611
Accrued liquidation costs	18,277	24,487
Other liabilities, primarily lease settlement costs	40,958	44,595
Obligation to former majority shareholder	17,792	17,792
Obligations to customers	6	6

TOTAL LIABILITIES	$122,063	$134,305

Net assets (liquidation basis) available to common shareholders	$28,319	$24,799

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

Overview

Prior to filing for bankruptcy, Syms and its wholly-owned subsidiary, Filene’s Basement, LLC (“Filene’s,”“Filene’s, LLC” or “Filene’s Basement”), collectively owned and operated a chain of 46 “off-price” retail stores under the “Syms” name (which were owned and operated by Syms) and “Filene’s Basement” name (which were owned and operated by Filene’s, LLC). The stores were located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. Each Syms and Filene’s Basement store offered a broad range of first quality, in-season merchandise, bearing nationally recognized designer or brand-name labels for men, women and children at prices substantially lower than those generally found in department and specialty stores. On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC, which became known as Filene’s Basement, LLC, acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc., then a Chapter 11 debtor-in-possession operating a retail clothing chain, pursuant to an auction conducted in accordance with section 363 of the Bankruptcy Code. As a result, Filene’s, LLC thereafter operated 21 Filene’s Basement stores then located in the Northeastern, Middle Atlantic, Midwest and Southeast regions until Filene’s, LLC itself became a Chapter 11 debtor, along with Syms, and discontinued its retail operations on or about December 31, 2011. In addition, Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment – the “off-price” retail stores segment.

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

Chapter 11 Plan

The Plan, which was co-proposed by the Debtors and the Official Committee of Syms’ Equity Security Holders, was filed with the Court on May 24, 2012. The Plan was subsequently amended, concluding on July 27, 2012 with the support of the Official Committee of Unsecured Creditors. On August 30, 2012, the Court entered an order confirming the Plan, and the Plan became effective on September 14, 2012.

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

The Company is in the process of reconciling, objecting to and resolving various claims associated with the discharge of liabilities pursuant to the Plan. Immediately following emergence from Chapter 11, the Company paid approximately $9.7 million in allowed administrative claims and paid approximately $16.5 million more through March 2, 2013 and $0.4 million more through August 31, 2013. As of August 31, 2013, the Company had in reserve approximately $5.2 million for other administrative claims.

A total of 3,096 proofs of claims and one motion for payment of professional fees for substantial contribution were filed in the Chapter 11 cases that asserted claims in the aggregate amount of approximately $316.6 million. When combined with the schedules of liabilities that were filed in the Chapter 11 cases, the aggregate “as filed” claims totaled approximately $320.2 million, exclusive of the amounts due to the former Majority Shareholder as defined below under the Plan. In the experience of the Company’s advisors, however, claims filed by creditors typically vastly exceed the amounts reflected on a company’s books and records and the amounts that are eventually allowed and actually paid.

On September 27 and 30, 2013, the Company made payments to the holders of presently Allowed Claims (as defined in the Plan) to the holders of Syms and Filene’s Class 3 (Convenience Claims) and the Syms Unsecured Creditors in Syms Class 4 General Unsecured Claims (all as defined in the Plan), together with other payments required under the Plan, in an aggregate amount of approximately $30.2 million. The Company expects to pay additional Syms and Filene’s convenience class claims and Syms general unsecured claims out of Net Proceeds (as defined in the Plan) as they become Allowed Claims. As a result of the Company making these claims payments to all Allowed Claims, the Board of Directors of the Company continues to direct the sale process of the Company’s remaining unsold “near-term properties” (as defined in the Plan) and control of the sale process does not revert to the director designated by the holder of the Series A Preferred Stock.

As of October 8, 2013, based on the reconciliation work to date, the Company believes that the estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $72 million and $92 million, inclusive of amounts already paid. In addition, because Filene’s, LLC long-term allowed claims are only entitled to a 75% recovery, the estimated aggregate amount of distributions to creditors and the former Majority Shareholder under the Plan is between $64 million and $83 million, inclusive of amounts already paid. The differences between the “as filed” amounts and these estimates primarily reflect duplicative claims (including identical claims filed against more than one debtor entity or in more than one priority class), amounts in the “as filed” claims that exceed the amounts for those claims shown on the Company’s books and records, and asserted claims for which the Company does not believe it has any liability.

The process of reconciling claims is different from the process of actually resolving claims. Accordingly, the above estimates are based primarily on the Company’s preliminary work in identifying and reconciling the amounts of asserted claims to the Company’s books and records, and not on the negotiation or settlement of specific claims. Because of the large number of claims filed and the ongoing reconciliation and settlement processes, the ultimate amount of allowed claims and the ultimate amount of distributions under the Plan could be materially different from the Company’s current estimates.

If the Filene’s general unsecured claims (as described in the Plan) that become Allowed Claims are not paid in full under the Plan by October 1, 2014, with the full amount per the Plan subject to change, then, subject to the extension of that date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any “near term properties” or “medium term properties” (each as defined in the Plan) that then remain unsold, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

Rights Offering and Redemption

In connection with proposal of the Plan, Syms entered into an Equity Commitment Agreement (the “ECA”) among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust, as amended (the “Marcy Syms Trust” and, together with Marcy Syms and the Laura Merns Living Trust, the “Majority Shareholder”) and (v) certain specified members of the Official Committee of Syms Equity Security Holders and their affiliates (the “Backstop Parties”). The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder was $17.8 million and was included as a liability on the Company’s Consolidated Condensed Statements of Net Assets as of August 31, 2013 and March 2, 2013. On October 1, 2013, the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million of that amount and has a remaining liability of $7.1 million due to the former Majority Shareholder.

Under the terms of the Plan, the Company is restricted from paying any distributions, dividends or redemptions on its common stock until after the former Majority Shareholder payments are made in full. The Certificate of Incorporation of the Company provides for a share of Series B Preferred Stock owned by the former Majority Shareholder and entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided that and conditional upon the general unsecured claim satisfaction having occurred.

In connection with the ECA and pursuant to the Plan, Syms offered to sell to existing shareholders other than the former Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Exchange Act, the right to purchase 10,040,160 new shares of the Company’s common stock at a price equal to $2.49 per share, or approximately $25 million in the aggregate (the “Rights Offering”). Pursuant to the ECA, the Backstop Parties agreed to purchase each of their pro rata shares of the new shares made available in the Rights Offering, as well as new shares that were not subscribed for by other shareholders in the Rights Offering. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the Company sold the 10,040,160 shares of common stock pursuant to the Rights Offering.

The foregoing descriptions of certain transactions contemplated by the Plan are summaries only and do not purport to be complete and are qualified, in all respects, by the actual provisions of the Plan and related documents.

General Business Plan

As of September 14, 2012, Trinity owned 16 commercial real estate properties and a residential condominium. Trinity’s business plan includes the monetization of 15 of those properties and the condominium, and the sale or development of 28-42 Trinity Place in Lower Manhattan (which is generally referred to herein as the “Trinity Place Property”). As of August 31, 2013, the Company had sold its properties in Houston, Texas, Fairfield, Connecticut, Southfield, Michigan, Marietta, Georgia, Ft. Lauderdale, Florida, Elmsford, New York (after having previously leased it), as well as the condominium in Secaucus, New Jersey. In addition, the Company’s property in Miami, Florida was sold shortly before the effective date of the Plan. During September 2013, subsequent to the period ending August 31, 2013, the Company sold its property in Cherry Hill, New Jersey. The Company expects to continue evaluating the best way in which to monetize its remaining assets for the benefit of stockholders and creditors.

Trinity also plans to explore the licensing of its intellectual property, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the Running of the Brides event and An Educated Consumer is Our Best Customer slogan.

The Company is undertaking a review of various strategic and developmental alternatives related to the Trinity Place Property. To date no specific course of action has been determined. The Company has retained an expert in New York real estate to assist in its evaluation of the alternatives for the Trinity Place Property, and it intends to retain additional advisors, including architects familiar with New York City zoning and codes and attorneys, to assist it in its review of cost estimates and monetization strategies. In light of the ongoing review, there remains a range of estimated values that may be realized for the Trinity Place Property under various sale or development alternatives.

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

Sold Properties

Certain information about the properties of the Company that have been sold as of October 1, 2013, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, are set forth below.

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	$3.6	November, 2012
Fairfield, CT	Short term property	43,000	$5.5	December, 2012
Secaucus, NJ (Condo)	Short term property	2,000	$0.3	January, 2013
Southfield, MI	Short term property	60,000	$2.5	April, 2013
Marietta, GA	Short term property	77,000	$2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	$1.9	August, 2013
Elmsford, NY	Medium term property	59,000	$22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	$4.5	September, 2013
Total		541,000	$47.3

Marketing

Trinity has chosen to engage commercial real estate brokers to coordinate the marketing and other aspects of the process of selling certain of its properties. While terms vary, these brokers are typically due a commission payable only upon closing of the sale of the subject property based on the sale price. With respect to certain other properties, brokers have also been engaged to seek tenants with commissions based on the rents called for under an executed lease. Currently, the Company has retained or is in various stages of retaining brokerage agreements for the sale or lease of its remaining properties with the exception of the Trinity Place property. Engaging brokers familiar with and experienced in the markets in which the properties are located often provides important expertise on local market conditions, potential buyers and pricing variables.

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

Competitive factors with respect to the Company’s Trinity Place Property may have a particularly material effect on the Company as it is likely the Company’s most valuable asset. The projected supply, demand and pricing for residential rental or condominium apartments and for commercial space will have a meaningful impact on investors’ appetite for this property. There are numerous development projects in the surrounding area of Lower Manhattan that will compete against this property to attract owners and renters of space. Timing of delivery of future inventory of commercial and residential space in the area is uncertain and will be an important consideration for potential investors and buyers. In particular, the future demand for residential condominium units in Lower Manhattan is highly uncertain and will be a critical variable in the marketing of the property.

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

Significant estimates and judgment are required to determine the accrued costs of liquidation. The company’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs are as follows (in thousands):

	March 2,	Adjustments		August 31,
Estimated Costs of Liquidation	2013	to Reserves	Payments	2013

Real estate related carrying costs	$15,653	$(210)	$(5,866)	$9,577
Professional fees	5,046	826	(1,222)	4,650
Payroll related costs	3,428	1,240	(775)	3,893
Other	360	48	(251)	157
	$24,487	$1,904	$(8,114)	$18,277

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

Adjustments to decrease the reserve for real estate carrying costs of approximately $0.2 million were recorded during the twenty-six weeks ended August 31, 2013. The adjustments were mainly the result of decreased selling expenses through the liquidation period contemplated under the Plan.

Adjustments to increase the reserve for professional fees of approximately $0.8 million were recorded during the twenty-six weeks ended August 31, 2013. The majority of the increase reflects the evaluation of professional fees through the liquidation period contemplated under the Plan.

Adjustments to increase the reserve for payroll related costs are due to increased payroll related to the new CEO agreement.

Adjustments to Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the twenty-six week period ended August 31, 2013 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	March 3, 2013 through August 31, 2013

Adjust real estate to estimated net realizable value	$(750)
Adjust estimated lease settlement costs to net realizable value	3,635
Adjust other claims to net realizable value	2,539
$5,424

During the twenty-six weeks ended August 31, 2013, the Company reduced the value of one property by $0.8 million down to its selling price.

During the twenty-six weeks ended August 31, 2013, there were approximately $3.6 million of adjustments to estimated lease settlement claims payout and $2.5 million of adjustments of other claims payouts as the Company continues its reconciliation of claims.

Note 3 – New Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Note 4 – Financial Position

The Company believes that cash provided from the monetization of its real estate and intellectual property assets should provide sufficient liquidity to fund day-to-day costs. However, if the Company is unable to monetize its assets in a reasonable period of time, as outlined in the Plan, or if the Company receives substantially less from sales of remaining assets than anticipated, the Company’s ability to settle its obligations in full would be in doubt, and alternative financing could be required. Also, the Plan imposes strict budgets on the operations of the Company’s business, and not all proceeds from asset sales can be used to fund operations. See Note 11 for information regarding the Company’s recent sale of stock to a new investor.

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

Note 5 – Other Assets

Other assets include trademark license intangibles, with a balance of $0.9 million as of August 31, 2013 and March 2, 2013. Other assets also included security deposits with a balance of $1.4 million and $1.8 million as of August 31, 2013 and March 2, 2013, respectively.

Note 6 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of August 31, 2013 and March 2, 2013, the Company had a recorded liability of $5.5 million within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

The Company had contemplated other courses of action, including a distress termination, whereby the PBGC would take over the plan. On February 27, 2012, Syms notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, Syms elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. Although the Company has accrued the liability associated with a standard termination, it has not taken any steps to commence such a termination and has made no commitment to do so by a certain date.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The Company had a recorded liability of $5.7 million and $6.1 million which is reflected in accrued expenses as of August 31, 2013 and March 2, 2013, respectively.

In accordance with minimum funding requirements, the Company paid approximately $0.8 million to the Syms sponsored plan and approximately $1.2 million to the multiemployer plans from September 17, 2012 through August 31, 2013.

Note 7 – Contingencies

General Litigation

The Company is a party to routine litigation incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Bankruptcy Case

As discussed in Note 1, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

Note 8 – Income Taxes

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $83.7 million was recorded as of the fiscal year ended March 2, 2013. A reduction in the valuation allowance of approximately $1.3 million was recorded during the twenty-six week period ended August 31, 2013.

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

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At August 31, 2013, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder (i.e., Marcy Syms and her related trusts) on account of the redemption of the former Majority Shareholder’s shares of Syms common stock. As of August 31, 2013 and March 2, 2013, the Company has recorded a liability of $17.8 million due to the former Majority Shareholder. On October 1, 2013 the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million and has a remaining liability of $7.1 million due to the Majority Shareholder.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby all rights to the commercial use of the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks within other assets as of August 31, 2013 and March 2, 2013.

Note 10–Disposition of Assets and Other Transactions

During April 2013, the Company sold its Southfield, MI property, including the building of 60,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $2.5 million.

During July 2013, the Company sold its Marietta, GA property, including the building of 77,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $2.9 million.

During August 2013, the Company sold its Ft. Lauderdale, FL property, including the building of 55,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $1.9 million.

During August 2013, the Company sold its Elmsford, NY property, including the building of 59,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $22.0 million.

Note 11–Subsequent Events

CEO Separation Agreement

On August 30, 2013, the Company and Mark D. Ettenger mutually agreed to end his service as Chairman of the Board and principal executive officer, and he relinquished all of his officer titles and duties. He also resigned from the Board effective September 25, 2013.

In connection with this separation, the Company and Mr. Ettenger entered into a separation agreement, dated as of September 5, 2013, pursuant to which (i) he agreed to provide transition services until September 25, 2013 at the reasonable request of the Company; (ii) the Company paid him $1.0 million in full satisfaction of any amounts that may be due or that may have become due to him (with the holder of the Company’s Series A Preferred Stock approving an increase in the Company’s overhead reserve to make this payment); and (iii) the Company and Mr. Ettenger exchanged mutual general releases of any and all claims. The $1.0 million due to Mr. Ettenger has been reflected as a liability within the August 31, 2013 statement of net assets.

Sale of Property

During September 2013, the Company sold its Cherry Hill, NJ property, for net proceeds of approximately $4.5 million. The value recorded in the financial statements as of August 31, 2013 and March 2, 2013 approximated the amount realized from this transaction.

Payment of Claims

On September 27 and 30, 2013, the Company made payments of the then presently Allowed Claims (as defined in the Plan) to the holders of Syms and Filene’s Class 3 (Convenience Claims) and the Syms Unsecured Creditors in Syms Class 4 General Unsecured Claims (all as defined in the Plan), together with other payments required under the Plan (including the $10.7 million payment to the former Majority Shareholder), in an aggregate amount of approximately $30.2 million.

New CEO Engagement Agreement

On October 1, 2013, the Company entered into an employment agreement with Matthew Messinger (the “Employment Agreement”) to serve as President and Chief Executive Officer (“CEO”) of the Company effective immediately.

Stock Purchase Agreement

On October 1, 2013, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”) pursuant to which the Company sold to Third Avenue 3,369,444 shares of the Company’s common stock for $13,477,776, or $4.00 per share. Upon the effectiveness of an amended and restated Certificate of Incorporation that has been approved by a majority of the Company’s stockholders, one share of Special Stock, par value $.01 (“Special Stock”), will be issued and sold to Third Avenue for the par value of such share payable in cash. The share of Special Stock will enable Third Avenue or its affiliated designee to elect one member of the Board of Directors. The sale of shares of the common stock and the share of Special Stock were made in private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Purchase Agreement contains customary representations, warranties and covenants of the Company and Third Avenue, and the Company has agreed to indemnify Third Avenue, subject to certain limitations, in the event of a breach of the Company’s representations or warranties or the failure of the Company to fulfill any covenants in the Purchase Agreement. The Purchase Agreement also requires the Company to file and maintain the effectiveness of a registration statement covering Third Avenue’s resale of the shares of common stock acquired under the Purchase Agreement.

Under the Plan, the proceeds from the sale of the common stock to Third Avenue can be used to fund operating expenses and other Company obligations in excess of the Company’s overhead and other reserves.

Amended and Restated Certificate of Incorporation

In connection with and as a condition to the Third Avenue transaction, the Board and the stockholders of the Company have approved an amended and restated Certificate of Incorporation of the Company providing for an increase in the total number of authorized shares of the Company’s capital stock to 40,000,000, an increase in the total number of authorized shares of common stock to 39,999,997, and the authorization of one share of special stock, which will give Third Avenue the right to designate one director to serve on the Board by reducing from three to two the number of directors elected by the holders of the Company’s common stock.  Following the circulation of an information statement to the Company’s common stockholders and a required 20 day waiting period, the Company expects to file the amended and restated Certificate of Incorporation with the Secretary of State of Delaware, at which time it will become effective.  The Company currently expects that filing to occur on or about November 6, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company.

When used in this Quarterly Report, the words “anticipate,”“believe,”“estimate,”“expect,”“intend,”“plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks including, among others, the restrictions contained in the Plan, general economic and market conditions, possible disruptions in the Company’s information or communication systems, higher than anticipated costs, unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

Disposition of the Company’s and Filene’s Businesses

Prior to November 2, 2011, all of the Company’s and Filene’s business operations consisted primarily of running retail operations. As the economy worsened, sales continued to erode and, as a result, cash flow suffered and significant operational losses continued to threaten the on-going businesses. Trade vendors tightened and/or ceased providing credit terms. As a result, the Company and Filene’s projected that absent additional financing or measures to monetize certain assets, liquidity would not be available to the Company. On November 2, 2011, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

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

The Company has identified certain significant accounting policies that have been applied to the Company’s financial reporting in accordance with the liquidation basis of accounting. These policies are described below.

a.	Accrued Liquidation Costs– Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense– The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets– Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued liquidation costs, as described above. As of August 31, 2013 a total of $0.9 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. At that point in time, the Company believes there was a change in control of the Company that imposed a restriction on the extent to which the Company can use prior NOLs, except to the extent of a built in gain that existed as of the date of the change in control.

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

During April 2013, the Company sold its Southfield, MI property for net proceeds of $2.5 million.

During July 2013, the Company sold its Marietta, GA property for net proceeds of $2.9 million.

During August 2013, the Company sold its Fort Lauderdale, FL property for net proceeds of $1.9 million.

During August 2013, the Company sold its Elmsford, NY property for net proceeds of $22.0 million.

In addition to these transactions, the Company received an additional $1.0 million in rents and other income during the twenty-six weeks ended August 31, 2013. The Company’s operating costs and expenses during the twenty-six weeks ended August 31, 2013 were $9.1 million of which $6.9 million related to real estate related carrying costs, $1.2 million related to professional fees and $1.0 million related to payroll costs. Overhead expenses have exceeded the original projections and are outpacing the budgeted reserves, which is primarily due to professional fees.

As of August 31, 2013, the net assets of the Company available to common shareholders was $28.3 million, higher than the $24.8 million as of March 2, 2013. This was mainly the result of a decrease in estimated claims payments of $6.2 million partially offset by a decrease in the net realizable value of one property of $0.7 million, an increase in payroll costs of $1.2 million and an increase in professional fees of $0.9 million. The decrease in total assets of $8.7 million from $159.1 million at March 2, 2013 to $150.4 million at August 31, 2013 was more than offset by a $12.2 million reduction in accrued expenses, accrued liquidation costs and other liabilities, primarily lease settlement costs.

Liquidity and Capital Resources

As of August 31, 2013, the Company had cash and cash equivalents of $36.7 million. Prior to September 14, 2012, the Company used its cash and cash equivalents primarily for the payment of professional fees related to the Chapter 11 cases, as well as its daily operations. After September 14, 2012, the Company has used its cash and equivalents primarily for the payment of professional fees and claims related to the Chapter 11 cases, as well as its daily operations and to fund reserves under the Plan.

The Company believes that it would be able to fund its operations through its cash flows from property sales, however the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from cash flows. At this point, the Company’s $5 million overhead reserve has been substantially depleted, and the Company believes it will require additional funds beyond those reserved, or an increase in the reserve, to pay for its operating expenses. As noted in Note 11-Subsequent Events, the Company entered into a stock purchase agreement on October 1, 2013 and raised $13.5 million which can be used to fund overhead and other expenses. The Company is also exploring the possibility of additional equity and/or debt financing.

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

Pursuant to the Plan, with limited exceptions, any excess cash not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. The payments to creditors and the former Majority Shareholder in September 2013 aggregating $30.2 million were made pursuant to the plan.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the twenty-six week period ended August 31, 2013. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2013, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the twenty-six weeks ended August 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Item 1A.	Risk Factors

 Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None. However, please see Note 11 to the Company’s financial statements in Part 1 of this form 10-Q for a description of the Stock issuance to Third Avenue which occurred subsequent to the end of the Company’s fiscal quarter ended August 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Purchase Agreement, dated July 16, 2013, between the Company and KRC Acquisition Corp. (incorporated by reference to Exhibit 2.01 to the Form 8-K filed by the Company on August 28, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

•	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: October 15, 2013	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: October 15, 2013	By	/s/ Richard G. Pyontek
RICHARD G. PYONTEK
CHIEF FINANCIAL OFFICER, TREASURER and SECRETARY
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Purchase Agreement, dated July 16, 2013, between the Company and KRC Acquisition Corp. (incorporated by reference to Exhibit 2.01 to the Form 8-K filed by the Company on August 28, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

•	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.