Form 10-Q
period 2013-11-30
Trinity Place Holdings Inc.
filed 2014-01-14
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2013
OR

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

Yes ☑           No ☐

At January 3, 2014, there were 19,999,998 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TRINITY PLACE HOLDINGS INC.
CONSOLIDATED CODENSED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD MARCH 2, 2013 TO NOVEMBER 30, 2013 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) as of March 2, 2013 available to common shareholders	$24,799

Adjustment to fair value of assets and liabilities	955
Adjustment to accrued costs of liquidation	(2,371)
Subtotal	(1,416)
Net Assets (liquidation basis) as of June 1, 2013 available to common shareholders	23,383

Adjustment to fair value of assets and liabilities	4,469
Adjustment to accrued costs of liquidation	467
Subtotal	4,936
Net Assets (liquidation basis) as of August 31, 2013 available to common shareholders	28,319

Adjustment to fair value of assets and liabilities	(565)
Adjustment to accrued costs of liquidation	(349)
Sale of common stock, net	13,048
Subtotal	12,134
Net Assets (liquidation basis) as of November 30, 2013 available to common shareholders	$40,453

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC.
CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS
AS OF NOVEMBER 30, 2013 (UNAUDITED) AND MARCH 2, 2013 (LIQUIDATION BASIS)

(in thousands)

	November 30,	March 2,
	2013	2013
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$16,144	$13,454
Receivables	234	342
Prepaid expenses and other assets	2,259	2,708
Real estate, including air rights	106,475	142,600

TOTAL ASSETS	$125,112	$159,104

LIABILITIES
Accounts payable	$6,454	$21,814
Accrued expenses	17,834	25,611
Accrued liquidation costs	14,914	24,487
Other liabilities, primarily lease settlement costs	38,391	44,595
Obligation to former majority shareholder	7,066	17,792
Obligations to customers	-	6

TOTAL LIABILITIES	$84,659	$134,305

Net assets (liquidation basis) available to common shareholders	$40,453	$24,799

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

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 – The Company

As further described below, the predecessor to Trinity Place Holdings Inc. (“Trinity” or the “Company”), Syms Corp. (“Syms”), together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and Syms and its subsidiaries (collectively, the “Debtors”) consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity emerging as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Chapter 11 Cases

Syms and its subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 in the Court on November 2, 2011 (the “Petition Date”) and were operating as debtors-in-possession through September 14, 2012, at which time the Plan became effective and reorganized Syms merged with and into Trinity. Shortly after the filing of the Chapter 11 cases, the Debtors sold virtually all their inventory and much of their furniture, fixtures and equipment during a closing process at each of their stores. The sales concluded across their various locations in the last days of December 2011. On or about December 31, 2011, the Debtors had ceased retail operations at all of their stores and vacated all their leased retail store and distribution center locations.

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

The Company is in the process of reconciling, objecting to and resolving various claims associated with the discharge of liabilities pursuant to the Plan. Immediately following emergence from Chapter 11, the Company paid approximately $9.7 million in allowed administrative claims and subsequently paid approximately $16.5 million more through March 2, 2013 to holders of Allowed Claims as defined in and in accordance with the Plan.

During the quarter ending November 30, 2013, the Company made payments to the holders of the then Allowed Claims to the holders of Syms and Filene’s Class 3 (Convenience Claims) and the Syms Unsecured Creditors in Syms Class 4 General Unsecured Claims (all as defined in the Plan), together with other payments required under the Plan, including the Majority Shareholder, in an aggregate amount of approximately $32.6 million. The Company expects to pay additional Syms and Filene’s convenience class claims and Syms general unsecured claims out of Net Proceeds (as defined in the Plan) as they become Allowed Claims in accordance with the terms of the Plan. As a result of the Company making these claims payments to all Allowed Claims, the Board of Directors of the Company continues to direct the sale process of the Company’s remaining unsold “near-term properties” (as defined in the Plan) and control of the sale process does not revert to the director designated by the holder of the Series A Preferred Stock.

As of January 3, 2014, based on the reconciliation work to date, the Company believes that the remaining estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $70 million and $90 million. Because holders of Allowed Filene’s, LLC Class 5(b)(General Unsecured (Long-Term) Claims) (as defined in the Plan) are only entitled to a 75% recovery, the remaining estimated aggregate amount of distributions to creditors and the former Majority Shareholder under the Plan is between $62 million and $81 million. The differences between the “as filed” amounts and these estimates primarily reflect duplicative claims (including identical claims filed against more than one debtor entity or in more than one priority class), amounts in the “as filed” claims that exceed the amounts for those claims shown on the Company’s books and records, and asserted claims for which the Company does not believe it has any liability.

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

If the holders of Allowed Filene’s Class 4 (General Unsecured (Short-Term) Claims) and Class 5 (General Unsecured (Long-Term) Claims) (as defined in the Plan) are not paid in full the distributions provided for under the Plan by October 1, 2014, then, subject to the extension of that date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A Preferred Stock will be entitled to direct the sale process for any “near term properties” or “medium term properties” (each as defined in the Plan) that then remain unsold, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

If there has not been a General Unsecured Claim Satisfaction (as defined in the Plan) by October 1, 2016, then the Company’s certificate of incorporation provides for the Board of Directors to automatically increase to nine members, seven of which are to be elected by the holder of the Series A Preferred Stock. Also if a General Unsecured Claim Satisfaction (as defined in the Plan) has occurred but the required payment to the former Majority Shareholder, has not been made by October 16, 2016, then the Board of Directors will automatically be adjusted to have four members, three of whom are to be elected by the former Majority Shareholder. In each case, the Board of Directors will remain controlled by the holder of the Series A Preferred Stock or the former Majority Shareholder, as applicable, until the required payments are made.

Rights Offering and Redemption

In connection with proposal of the Plan, Syms entered into an Equity Commitment Agreement (the “ECA”) among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust, as amended (the “Marcy Syms Trust” and, together with Marcy Syms and the Laura Merns Living Trust, the former “Majority Shareholder”) and (v) certain specified members of the Official Committee of Syms Equity Security Holders and their affiliates (the “Backstop Parties”). The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder was $17.8 million and was included as a liability on the Company’s Consolidated Condensed Statement of Net Assets as of March 2, 2013. On October 1, 2013, the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million of that amount and has a remaining liability on the Company’s Consolidated Condensed Statement of Net Assets as of November 30, 2013 of $7.1 million due to the former Majority Shareholder, which is included in the estimated remaining distributions to creditors.

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

The foregoing descriptions of certain transactions, payments and other matters contemplated by the Plan are summaries only and do not purport to be complete and are qualified, in all respects, by the actual provisions of the Plan and related documents.

General Business Plan

The Company owns commercial real estate and a variety of intellectual property assets focused on the consumer sector.  The Company’s business plan includes the monetization of commercial real estate properties and a condominium which it owned as of September 14, 2012, the effective date of the Plan, and the sale or development of 28-42 Trinity Place in Lower Manhattan (which is generally referred to herein as the “Trinity Place Property”). As of November 30, 2013, the Company had sold its properties in Houston, Texas, Fairfield, Connecticut, Southfield, Michigan, Marietta, Georgia, Ft. Lauderdale, Florida, Elmsford, New York (after having previously leased it), Cherry Hill, New Jersey as well as the condominium, which was located in Secaucus, New Jersey. In addition, the Company’s property in Miami, Florida was sold shortly before the effective date of the Plan.

The Company is undertaking a review of various strategic, developmental and other value-enhancing alternatives for certain of its commercial real estate properties, including the Trinity Place Property. To date,  no specific course of action has been determined. The Company has retained advisors, including architects, construction experts and attorneys to assist it in its evaluation and review of cost estimates and monetization strategies.  There remains a range of estimated values that may be realized for the Company’s properties.

The Company also plans to explore the licensing of its intellectual property assets, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the Running of the Brides event and An Educated Consumer is Our Best Customer slogan.

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

Under the Plan, the reserves are to be funded from the proceeds realized by the Company from the sale of assets, settlements or any other sources in the first year following the conclusion of the Chapter 11 cases. Absent the consent of the holder of the Series A Preferred Stock, the aggregate cap for any reserve may not be increased and the amounts in each reserve may not be used to fund any expenses designated to be paid from another reserve, except that, (i) by a majority vote of the Board of Directors, amounts in the corporate overhead reserve may be reallocated to the carry cost/repair/tenant improvement reserve and (ii) by a majority vote of the Board of Directors, and with the consent of the “Independent Director” (as described in the Plan), amounts in the corporate overhead reserve may be reallocated to the Trinity Place Property carry reserve. See “Liquidity and Capital Resources” for additional information on reserves including a recent increase to the corporate overhead reserve, and the Company’s financial resources generally.

Sold Properties

Certain information about the properties of the Company that have been sold since the effective date of the Plan, including the proceeds generated by the sold properties, net of brokerage commissions and sale costs, is set forth below.

		Building
		Size	Net Proceeds
Property Location	Type of Property	(square feet)	($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	$3.6	November, 2012
Fairfield, CT	Short term property	43,000	$5.5	December, 2012
Secaucus, NJ (Condo)	Short term property	2,000	$0.3	January, 2013
Southfield, MI	Short term property	60,000	$2.5	April, 2013
Marietta, GA	Short term property	77,000	$2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	$1.9	August, 2013
Elmsford, NY	Medium term property	59,000	$22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	$4.5	September, 2013
Addison, IL	Short term property	68,000	$1.9	December, 2013
Total		609,000	$49.2

Brokerage Agreements

The Company has engaged commercial real estate brokers to coordinate the sale and/or rental of its remaining properties, other than the Trinity Place Property. While terms vary, the agreements generally provide for commissions ranging from 1% to 5% of the sale price in the case of sales, and 2% to 6% of the base rent on the primary term in the case of rentals, payable only upon closing of a sale transaction or execution of a lease agreement, as applicable.

Competition

The markets in which the Company’s properties are located are inherently competitive.  In some of these markets, principally the smaller markets, the Company expects there may be more limited buyer or tenant prospects for the Company’s property, while larger markets may in general offer more attractive supply and demand characteristics to the Company.

Competitive factors with respect to the Company’s Trinity Place Property may have a more material effect on the Company as it is likely the Company’s most valuable real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of the Trinity Place Property in order to continue to support the growth of the neighborhood as a vibrant 24/7 community to work, visit and live.  Several privately funded commercial and residential developments are being built or are proposed to take advantage of the increasing desirability of the neighborhood.  The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact the Company’s evolving plan to maximize the value of its Trinity Place Property.

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

Significant estimates and judgment are required to determine the accrued costs of liquidation. The company’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs are as follows (in thousands):

	Balance			Balance
	March 2,	Adjustments		November 30,
Estimated Costs of Liquidation	2013	to Reserves	Payments	2013

Real estate related carrying costs	$15,653	$61	$(7,213)	$8,501
Professional fees	5,046	1,283	(2,930)	3,399
Payroll related costs	3,428	847	(1,432)	2,843
Other	360	62	(251)	171
	$24,487	$2,253	$(11,826)	$14,914

The Company reviewed all operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, which was initially anticipated to conclude in August 2012, was amended in the fourth quarter of 2012 to conclude in July 2015 based on the then-current belief of the Company that substantially all of its real estate properties were likely to be monetized prior to the end of 2014, with a short period thereafter to conclude the liquidation. The Company expects to continue evaluating the best way to monetize its remaining assets.

Adjustments to increase the reserve for real estate carrying costs of approximately $ 0.1 million were recorded during the thirty-nine weeks ended November 30, 2013. The adjustments were mainly the result of a slight increase in selling expenses through the liquidation period.

Adjustments to increase the reserve for professional fees of approximately $1.3 million were recorded during the thirty-nine weeks ended November 30, 2013. The majority of the increase reflects the evaluation of professional fees through the liquidation period contemplated under the Plan, mainly bankruptcy and corporate related legal fees.

Adjustments to increase the reserve for payroll related costs are due to increased payroll related to hiring the Company’s new CEO in October 2013 as well as increased length of time for certain employees and retention compensation; the adjustments do not reflect the elimination of cash incentives that were potentially payable to the Company’s prior principal executive officer which were not included in the accrual for payroll-related costs because they were instead treated as transaction costs.

Adjustments to Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the thirty-nine week period ended November 30, 2013 (in thousands):

March 3, 2013
through
Adjustments of Assets and Liabilities to Net Realizable Value	November 30, 2013
Adjust real estate to estimated net realizable value	$(725)
Adjust estimated lease settlement costs to net realizable value	3,635
Adjust other claims to net realizable value	1,949
$4,859

During the thirty-nine weeks ended November 30, 2013, the Company reduced the value of two properties by $0.7 million to the final selling price, primarily attributable to the sale of the Elmsford property in August 2013.

During the thirty-nine weeks ended November 30, 2013, there were approximately $3.6 million of reductions to estimated lease settlement claims payout and $1.9 million of reductions of other claims payouts as the Company continues its reconciliation of claims.

Note 3 – New Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Note 4 – Financial Position

The Company believes that cash provided from the monetization of its real estate and intellectual property assets together with cash on hand should provide sufficient liquidity to fund day-to-day costs. However, if the Company is unable to monetize its assets in a reasonable period of time, as outlined in the Plan, or if the Company receives substantially less from the sale of remaining assets than anticipated, the Company’s ability to settle its obligations in full would be in doubt, and alternative financing could be required. Also, the Plan imposes strict budgets on the operations of the Company’s business, and not all proceeds from asset sales can be used to fund operations. See Note 11 for information regarding the Company’s recent sale of stock to a new investor.

Whether there will be any excess cash proceeds generated by the monetization of the Company’s assets is subject to a number of material risks and uncertainties. If there are any excess cash proceeds, they will be used by the Company in the manner determined by the Board of Directors.

Note 5 – Other Assets

Other assets include trademark license intangibles, with a balance of $0.9 million as of November 30, 2013 and March 2, 2013, and security deposits with a balance of $1.3 million and $1.8 million as of November 30, 2013 and March 2, 2013, respectively.

Note 6 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of November 30, 2013 and March 2, 2013, the Company had a recorded liability of  $4.6 million and $5.5 million, respectively, within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

The Company had contemplated other courses of action, including a distress termination, whereby the PBGC would take over the plan. On February 27, 2012, Syms notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, Syms elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. The Company will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that the Company may terminate the Syms pension plan from and after January 1, 2017. In the event that the Company terminates the Syms pension plan, the Company intends that any such termination shall be a standard termination. Although the Company has accrued the liability associated with a standard termination, it has not taken any steps to commence such a termination and has made no commitment to do so by a certain date.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The Company had a recorded liability of $5.5 million and $6.1 million which is reflected in accrued expenses as of November 30, 2013 and March 2, 2013, respectively, and is included as part of the net claims distribution. The Company is required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements, the Company paid approximately $1.6 million to the Syms sponsored plan and approximately $1.4 million to the multiemployer plans from September 17, 2012 through November 30, 2013, approximately $0.9 million and $0.6 million funded during the first three quarters of fiscal 2013, respectively.

Note 7 – Contingencies

General Litigation

The Company is a party to routine litigation incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

Lease Assumption Litigation

On May 8, 2012, the Company filed a motion with the United States Bankruptcy Court for the District of Delaware for the entry of an order by the Court approving the Company’s assumption of the lease for the property located at One Syms Way, Secaucus, New Jersey.  The landlord asserted a cure claim of approximately $3.5 million, plus attorneys’ fees and costs.  The Company contested all but approximately $5,000 of that amount.  On February 19, 2013, the Court ruled that the cure claim should be reduced and allowed at approximately $1.25 million, but reserved ruling on the claims for attorneys’ fees and a relatively minor rent issue.  On March 5, 2013, the Company moved to reconsider this ruling and that motion is currently pending.  Based on an agreement with the landlord in July 2013, the Company has established a reserve of $1.25 million for the potential payment of cure claims associated with assumption of the lease, which reserve has been accrued as a liability.  On December 18, 2013, the Company filed a supplemental motion to assume the lease notwithstanding the outstanding cure dispute.  The landlord objected to that motion on several grounds, including that the cure reserve should be increased to $4 million.  On January 8, 2014, the Court held a hearing on the assumption motion and took the matter under advisement.  In the event that the Company is able to assume the lease for the property, it intends to monetize it in a manner similar to the Company’s other short term properties.  However, the Company cannot provide assurances that it will be able to assume the lease for the property, that the associated cure claim amount will be limited to the $1.25 million accrued liability or that the Company will be able to successfully monetize the lease in accordance with its business plan.

Bankruptcy Case

As discussed in Note 1, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

Note 8 – Income Taxes

Under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs. Accordingly, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $83.7 million was recorded as of the fiscal year ended March 2, 2013. A reduction in the valuation allowance of approximately $1.0 million was recorded during the thirty-nine week period ended November 30, 2013.

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

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At November 30, 2013, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder (i.e., Marcy Syms and her related trusts) on account of the redemption of the former Majority Shareholder’s shares of Syms common stock. As of March 2, 2013, the Company had recorded a liability of $17.8 million due to the former Majority Shareholder. On October 1, 2013 the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million and has a remaining liability of $7.1 million due to the Majority Shareholder recorded on its Consolidated Condensed Statement of Net Assets as of November 30, 2013.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks within other assets as of November 30, 2013 and March 2, 2013.

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

During September 2013, the Company sold its Cherry Hill, NJ property including the building of 150,000 square feet, on an “as-is” basis. The net proceeds from the sale were approximately $4.5 million.

Note 11–Other Events

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

Payment of Claims

During the quarter ending November 30, 2013, the Company made payments of the then Allowed Claims to the holders of Syms and Filene’s Class 3 (Convenience Claims) and the Syms Unsecured Creditors in Syms Class 4 General Unsecured Claims (all as defined in the Plan), together with other payments required under the Plan (including the $10.7 million payment to the former Majority Shareholder), in an aggregate amount of approximately $32.6 million.

New CEO Employment Agreement

On October 1, 2013, the Company entered into an employment agreement with Matthew Messinger (the “Employment Agreement”) to serve as President and Chief Executive Officer (“CEO”) of the Company effective immediately. Under the terms of the Employment Agreement, Mr. Messinger is entitled to receive an initial annual base salary of $700,000. In addition, Mr. Messinger will be entitled to receive restricted stock units, or the RSU Awards, covering an aggregate of 2,178,570 shares of common stock of the Company, which the Company expects will result in Mr. Messinger holding approximately 1,500,000 shares of common stock after settlement of all of the RSU Awards and netting for taxes.  The restricted stock units will vest as follows: 250,000 of such restricted stock units vested immediately upon grant, and the remaining restricted stock units will vest in three equal annual installments, in each case, subject to other conditions, including Mr. Messinger’s continued employment on the applicable vesting dates, as set forth in the Employment Agreement and any RSU Award agreement.

Stock Purchase Agreement

On October 1, 2013, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”) pursuant to which the Company sold to Third Avenue 3,369,444 shares of the Company’s common stock for a purchase price of  $13,477,776, or $4.00 per share. Upon the effectiveness of an amended and restated Certificate of Incorporation that has been approved by a majority of the Company’s stockholders, one share of Special Stock, par value $.01 (“Special Stock”), will be issued and sold to Third Avenue for the par value of such share payable in cash. The share of Special Stock will enable Third Avenue or its affiliated designee to elect one member of the Board of Directors. The sale of shares of the common stock and the share of Special Stock were made in private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Amended and Restated Certificate of Incorporation

In connection with and as a condition to the Third Avenue transaction, the Board and the stockholders of the Company have approved an amended and restated Certificate of Incorporation of the Company providing for an increase in the total number of authorized shares of the Company’s capital stock to 40,000,000, an increase in the total number of authorized shares of common stock to 39,999,997, of which 19,999,998 are issued and outstanding, and the authorization of one share of special stock, which will give Third Avenue the right to designate one director to serve on the Board by reducing from three to two the number of directors elected by the holders of the Company’s common stock.   The Company filed the amended and restated Certificate of Incorporation with the Secretary of State of Delaware in November 2013.

Note 12 – Subsequent Event

During December 2013, the Company sold its Addison, IL property, including the building of 68,000 square feet, on an “as-is” basis.  The net proceeds from the sale were approximately $1.9 million, which is consistent with the value recorded in the statement of net assets as of November 30, 2013.

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

When used in this Quarterly Report, the words “anticipate,” “believe, ”“estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks including, among others, the restrictions contained in the Plan, general economic and market conditions, possible disruptions in the Company’s information or communication systems, higher than anticipated costs, unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission.

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

d.
Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued liquidation costs, as described above. As of November 30, 2013 a total of $0.9 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. At that point in time, the Company believes there was a change in control of the Company that may impose a restriction on the extent to which the Company can use prior NOLs. The Company is continuing to evaluate the impact that the change in control could have on its ability to use the NOLs that existed prior to September 14, 2012.

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

During the three fiscal quarters ended November 30, 2013, the Company sold five properties for aggregate net proceeds of approximately $33.8 million, net of $1.6 million of transaction-related expenses.  See Note 10 above for more information on these sales.

As a result of these transactions, the value of the Company’s real estate assets decreased from $142.6 million as of March 2, 2013 to $106.5 million as of November 30, 2013.  During the same thirty-nine week period, the Company used the aggregate net proceeds from asset sales to pay $33.1 million of allowed claims in accordance with the terms of the Plan, reducing the Company’s liabilities.

In addition to these transactions, the Company received an additional $1.1 million in net rents and other income during the thirty-nine weeks ended November 30, 2013. The Company’s operating costs and expenses during the thirty-nine weeks ended November 30, 2013 were $12.9 million of which $8.6 million related to real estate related carrying costs, $2.9 million related to professional fees and $1.4 million related to payroll costs. Overhead expenses have exceeded the original projections and have outpaced the budgeted reserves, which is primarily due to professional fees.

As of November 30, 2013, the net assets of the Company available to common shareholders was $40.5 million, $15.7 million higher than the $24.8 million as of March 2, 2013. This was mainly the result of the $13.0 million cash raised, net of $0.5 million in offering costs, in the stock purchase agreement with Third Avenue Trust, as discussed in Note 11.  The remaining change resulted from a decrease in estimated claims payments of $3.6 million for lease settlements and $1.9 million in other claims, partially offset by a $0.7 million decrease in the net realizable value of two properties, an increase in payroll costs of $0.8 million and an increase in professional fees of $1.3 million primarily from bankruptcy professionals.

The decrease in total assets of $34.0 million from $159.1 million at March 2, 2013 to $125.1 million at November 30, 2013 was offset by a $49.6 million reduction in accrued expenses, accrued liquidation costs and other liabilities largely as a result of the payment of allowed claims using the proceeds of asset sales in accordance with the terms of the Plan.  The capital raised during the quarter ended November 30, 2013 from the stock sale provided the Company with additional liquidity necessary to satisfy obligations during the quarter ended November 30, 2013. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services in order to determine the estimated costs to be incurred during the remaining liquidation period.

Liquidity and Capital Resources

As of November 30, 2013, the Company had cash and cash equivalents of $16.1 million. Prior to September 14, 2012, the Company used its cash and cash equivalents primarily for the payment of professional fees related to the Chapter 11 cases, as well as its daily operations. After September 14, 2012, the Company has used its cash and equivalents primarily for the payment of professional fees and claims related to the Chapter 11 cases, as well as its daily operations and to fund reserves under the Plan.

The Company believes that it would be able to fund its operations through net cash proceeds from property sales; however, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from such net cash proceeds. The Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees. The holder of the Company’s Series A Preferred Stock, which has the sole authority to approve an increase in the operating reserves, has consented to an increase in the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $800,000 if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from generally available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, as noted in Note 11, the Company entered into a stock purchase agreement on October 1, 2013 and raised $13.0 million, net of $0.5 million in offering costs, which can be used to fund overhead and other expenses. The Company believes through the sale of its assets and cash on hand, along with the possibility of additional equity and/or debt financing, it has the cash necessary to satisfy its required claims distributions and operating activities.

Under the Plan, the proceeds of a common equity financing can be used to fund operating expenses in excess of the reserves and for other uses, while the proceeds of a debt financing generally must be used to pay creditor claims.

Pursuant to the Plan, with limited exceptions, any excess cash from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. The payments to creditors and the former Majority Shareholder during the quarter ended November 30, 2013 aggregating $32.6 million were made pursuant to the Plan.

Net Operating Losses

The Company believes that the Rights Offering and the redemption of the Syms shares owned by the former Majority Shareholder resulted in the Company undergoing an “ownership change,” as that term is used in Section 382 of the Internal Revenue Code (“Section 382”).  Accordingly, the Company’s NOLs that can be used to offset future income for U.S. federal income tax purposes could be limited in the manner set forth in Section 382.

The Company is currently in the process of evaluating the impact, if any, that the change in control could have on its ability to use the NOLs that existed prior to September 14, 2012. The Company believes that its U.S. federal NOLs as of the emergence date were approximately $162.8 million.  However, even if all of the Company’s regular U.S. federal income tax liability for a given year is reduced to zero by virtue of the NOLs, the Company may still be subject to the U.S. federal alternative minimum tax (which imposes a tax generally equal to the amount by which 20% of a corporation’s alternative minimum taxable income exceeds the corporation’s regular tax liability, and is calculated in a manner that may reduce the benefit of NOLs) or to state, local or other non-federal income taxes.

Recent Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the thirty-nine week period ended November 30, 2013. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2013, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the thirty-nine weeks ended November 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

 Lease Assumption Litigation

On May 8, 2012, the Company filed a motion with the United States Bankruptcy Court for the District of Delaware for the entry of an order by the Court approving the Company’s assumption of the lease for the property located at One Syms Way, Secaucus, New Jersey.  The landlord asserted a cure claim of approximately $3.5 million, plus attorneys’ fees and costs.  The Company contested all but approximately $5,000 of that amount.  On February 19, 2013, the Court ruled that the cure claim should be reduced and allowed at approximately $1.25 million, but reserved ruling on the claims for attorneys’ fees and a relatively minor rent issue.  On March 5, 2013, the Company moved to reconsider this ruling and that motion is currently pending.  Based on an agreement with the landlord in July 2013, the Company has established a reserve of $1.25 million for the potential payment of cure claims associated with assumption of the lease, which reserve has been accrued as a liability.  On December 18, 2013, the Company filed a supplemental motion to assume the lease notwithstanding the outstanding cure dispute.  The landlord objected to that motion on several grounds, including that the cure reserve should be increased to $4 million.  On January 8, 2014, the Court held a hearing on the assumption motion and took the matter under advisement.  In the event that the Company is able to assume the lease for the property, it intends to monetize it in a manner similar to the Company’s other short term properties.  However, the Company cannot provide assurances that it will be able to assume the lease for the property, that the associated cure claim amount will be limited to the $1.25 million accrued liability or that the Company will be able to successfully monetize the lease in accordance with its business plan.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2013, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”) pursuant to which the Company sold to Third Avenue 3,369,444 shares of the Company’s common stock for $13,477,776, or $4.00 per share. Upon the effectiveness of an amended and restated Certificate of Incorporation that has been approved by a majority of the Company’s stockholders, one share of Special Stock, par value $.01 (“Special Stock”), will be issued and sold to Third Avenue for the par value of such share payable in cash. The share of Special Stock will enable Third Avenue or its affiliated designee to elect one member of the Board of Directors. The sale of shares of the common stock and the share of Special Stock were made in private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”).

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

Under the Plan, the proceeds from the sale of the common stock to Third Avenue can be used to fund operating expenses and other Company obligations in excess of the Company's overhead and other reserves.

On October 1, 2013, the Company entered into an employment agreement (the "Employment Agreement") with Matthew Messinger to serve as the Company's President and Chief Executive Officer. Under the terms of the Employment Agreement, Mr. Messinger will be entitled to grants of restricted stock units as provided therein ("RSU Awards"). See Item 5.02 of the Company's Current Report on Form 8-K filed on October 2, 2013, which is incorporated by reference herein. The issuance of the RSU Awards was made in a transaction exempt from registration pursuant to Section 4(a)(2) of the Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)

10.1
Stock Purchase Agreement, dated as of October 1, 2013, by and between the Company and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 2, 2013)

10.2
Employment Agreement, dated as of October 1, 2013, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on October 2, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*†
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statement of Changes in Net Assets for the Period March 2, 2013 to November 30, 2013 (Liquidation Basis) (unaudited), (ii) Consolidated Condensed Statements of Net Assets as of November 30, 2013 (unaudited) and March 2, 2013 (Liquidation Basis) and (iii) Notes to Consolidated Condensed Financial Statements

* Filed herewith.
† Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of such section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: January 14, 2014	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: January 14, 2014	By	/s/ Richard G. Pyontek
RICHARD G. PYONTEK
CHIEF FINANCIAL OFFICER, TREASURER and SECRETARY
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)

10.1
Stock Purchase Agreement, dated as of October 1, 2013, by and between the Company and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 2, 2013)

10.2
Employment Agreement, dated as of October 1, 2013, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on October 2, 2013)

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

101*†
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statement of Changes in Net Assets for the Period March 2, 2013 to November 30, 2013 (Liquidation Basis) (unaudited), (ii) Consolidated Condensed Statements of Net Assets as of November 30, 2013 (unaudited) and March 2, 2013 (Liquidation Basis) and (iii) Notes to Consolidated Condensed Financial Statements

* Filed herewith.
† Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of such section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

