Form 10-K
period 2014-03-01
Trinity Place Holdings Inc.
filed 2014-05-30
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 1, 2014

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

Yes ☐    No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ☑    No ☐

As of August 31, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $60,217,000.

As of May 30, 2014, 19,999,998 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2014 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

Item 1.        BUSINESS

The Company

As further described below, the predecessor to Trinity Place Holdings Inc. (“Trinity” or the “Company”), Syms Corp. (“Syms”), together with its subsidiaries (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) on November 2, 2011. On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unless otherwise noted, references to the “Company”, “we” and “our” relate to Syms prior to the merger and to Trinity following the merger. The Company’s fiscal year ends on the Saturday closest to the last day of February each year.

Overview

Prior to filing for bankruptcy, Syms and its wholly-owned subsidiary, Filene’s Basement, LLC (“Filene’s,” “Filene’s, LLC” or “Filene’s Basement”), collectively owned and operated a chain of 46 “off-price” retail stores under the “Syms” name, which were owned and operated by Syms, and the “Filene’s Basement” name, which were owned and operated by Filene’s, LLC. The stores were located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC, which became known as Filene’s Basement, LLC, acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc. (“Filene’s Inc.” or “Filene’s Basement Inc.”), then a Chapter 11 debtor-in-possession, pursuant to an auction conducted in accordance with section 363 of the Bankruptcy Code. As a result, Filene’s, LLC thereafter operated 21 Filene’s Basement stores then located in the Northeastern, Middle Atlantic, Midwest and Southeast regions until it became a Chapter 11 debtor itself, together with Syms, and discontinued its retail operations on or about December 31, 2011. In addition, Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment, the “off-price” retail stores segment.

Trinity owns commercial real estate and a variety of intellectual property assets focused on the consumer sector. Trinity’s business plan includes the monetization of commercial real estate properties and a condominium it owned as of the effective date of the Plan, and the sale or development of 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. As described below, the Company has sold a number of its properties since the effective date of the Plan and is undertaking a review of various strategic, developmental and other value-enhancing alternatives for certain of its remaining commercial real estate properties, including the Trinity Place Property. As of May 30, 2014, the Company owns five properties.

Chapter 11 Cases

Syms and its subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 in the Court on the Petition Date and were operating as debtors-in-possession through September 14, 2012, at which time the Plan became effective and reorganized Syms merged with and into Trinity. Shortly after the filing of the Chapter 11 cases, the Debtors sold virtually all of their inventory and much of their furniture, fixtures and equipment during a closing process at each of their stores. On or about December 31, 2011, the Debtors had ceased retail operations at all of their stores and vacated all their leased retail store and distribution center locations.

As of the Petition Date, the Debtors were lessees under 35 commercial real estate leases. On December 16, 2011, the Court entered an order that approved the Debtors’ proposed procedures for the marketing and disposition of their leases. The lease marketing process resulted in the sale of the Debtors’ interest in, or consensual termination of, certain of the Debtors’ leases. The Debtors rejected several other leases effective as of December 31, 2011. Under the Bankruptcy Code, when a debtor rejects a real estate lease, the rejection is considered a breach that gives rise to a claim for breach by the landlord against the debtor although the Bankruptcy Code imposes certain caps on the maximum amount of breach claims that a landlord may assert.

Chapter 11 Plan

The Plan, which was co-proposed by the Debtors and the Official Committee of Syms’ Equity Security Holders, was filed with the Court on May 24, 2012. The Plan was subsequently amended with the support of the Official Committee of Unsecured Creditors. On August 30, 2012, the Court entered an order confirming the Plan, and the Plan became effective on September 14, 2012.

Upon the effective date of the Plan and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity will attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders, as further described below. Under the Plan, Syms creditors holding Allowed Claims (as defined in the Plan) are entitled to payment of those claims in full. The Plan also provides for Filene’s, LLC creditors to receive recoveries from the monetization of certain of Trinity’s assets. Filene’s, LLC short-term creditors are entitled to payment in full on their Allowed Claims and Filene’s, LLC long-term creditors holding Allowed Claims are entitled to a recovery of 75% on their claims.

Claims Payment Process

A total of 3,096 proofs of claims and one motion for payment of professional fees for substantial contribution were filed in the Chapter 11 cases that asserted claims in the aggregate amount of approximately $316.6 million. When combined with the schedules of liabilities that were filed in the Chapter 11 cases, the aggregate “as filed” claims totaled approximately $320.2 million, exclusive of the amounts due under the Plan to the former Majority Shareholder, as defined below. The Company is in the process of reconciling, objecting to and resolving various claims associated with the discharge of liabilities pursuant to the Plan. In the experience of the Company’s advisors, claims filed by creditors typically exceed the amounts reflected on a company’s books and records and the amounts that are eventually allowed and actually paid.

During the period from the effective date of the Plan through March 2, 2013, the Company’s first fiscal year-end following emergence from Chapter 11, the Company paid approximately $26.2 million to holders of Allowed Claims as defined in and in accordance with the Plan. During the fiscal year ended March 1, 2014, the Company made additional cash payments to holders of Allowed Claims, together with other payments required under the Plan, including to the Majority Shareholder, in an aggregate amount of approximately $33.7 million, as well as an additional $1.4 million through May 30, 2014. These payments constituted the full distributions payable to the Allowed Syms and Filene’s Class 3 (Convenience Claims) and the Allowed Syms Unsecured Creditors in Syms Class 4 General Unsecured Claims, and the Syms Class 5 Union Pension Plan, all as defined in the Plan. As a result, under the terms of the Company’s certificate of incorporation, the director designated by the holder of the Series A preferred stock did not acquire control of the sale process of the Company’s remaining unsold “near-term properties,” as defined in the Plan.

The Company expects to pay additional Syms and Filene’s convenience class claims and Syms general unsecured claims out of Net Proceeds (as defined in the Plan) as they become Allowed Claims in accordance with the terms of the Plan. As of May 30, 2014, based on the reconciliation work to date, the Company believes that the remaining estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $68 million and $78 million. Because holders of Allowed Filene’s, LLC Class 5(b)(General Unsecured (Long-Term) Claims) (as defined in the Plan) are entitled to a 75% recovery, the remaining estimated aggregate amount of cash distributions to creditors and the former Majority Shareholder under the Plan is between $61 million and $71 million.

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

The process of reconciling claims is different from the process of actually resolving claims. Accordingly, the above estimates are based primarily on the Company’s identification and reconciliation of the amounts of asserted claims to the Company’s books and records, and not on the negotiation or settlement of specific claims. Because of the large number of claims filed and the ongoing reconciliation and settlement processes, the ultimate amount of allowed claims and the ultimate amount of distributions under the Plan could be materially different from the Company’s current estimates.

The Plan and the Company’s certificate of incorporation provides that if the holders of Allowed Filene’s Class 4 (General Unsecured (Short-Term) Claims) and Class 5 (General Unsecured (Long-Term) Claims), as defined in the Plan, are not paid their full distributions under the Plan by October 1, 2014, then, subject to the extension of that date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A preferred stock will be entitled to direct the sale process for any remaining “near term properties” or “medium term properties,” as defined in the Plan, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

The Plan and the Company’s certificate of incorporation also provides that if there has not been a General Unsecured Claim Satisfaction, as defined in the Plan, by October 1, 2016, then the size of the Board of Directors shall automatically increase to nine members, seven of which are to be elected by the holder of the Series A preferred stock. If a General Unsecured Claim Satisfaction has occurred but the required payments to the former Majority Shareholder have not been made in full by October 16, 2016, then the size of the Board will automatically be adjusted to four members, three of whom would be elected by the former Majority Shareholder. In each case, the Board of Directors will remain controlled by the holder of the Series A preferred stock or the former Majority Shareholder, as applicable, until the required payments are made.

Rights Offering and Redemption of Former Majority Shareholder

In connection with the Plan, Syms entered into an Equity Commitment Agreement, or the ECA, among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust (together with Marcy Syms and the Laura Merns Living Trust, the “former Majority Shareholder”) and (v) certain members of the Official Committee of Syms Equity Security Holders and their affiliates, referred to as the Backstop Parties. The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder was initially $17.8 million and was included as a liability on the Company’s Consolidated Statement of Net Assets as of March 2, 2013. On October 1, 2013, the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million and has a remaining liability due to the former Majority Shareholder on the Company’s Consolidated Statement of Net Assets as of March 1, 2014 of $7.1 million, which is included in the estimated remaining distributions to creditors.

Under the terms of the Plan, the Company is restricted from making any distributions, dividends or redemptions on its common stock until after the former Majority Shareholder payments are made in full. The certificate of incorporation of the Company provides for a share of Series B preferred stock owned by the former Majority Shareholder and entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided that and conditional upon the general unsecured claim satisfaction having occurred.

In connection with the ECA and pursuant to the Plan, Syms conducted a rights offering in which it offered to sell to all existing shareholders other than the former Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Securities Act, the right to purchase their pro rata portion of 10,040,160 new shares of the Company’s common stock at a price equal to $2.49 per share, or approximately $25 million in the aggregate (the “Rights Offering”). Pursuant to the ECA, the Backstop Parties agreed to purchase their pro rata portion of the new shares made available in the Rights Offering, as well as all shares that were not subscribed for by other shareholders in the Rights Offering. The sale of all 10,040,160 shares of common stock in the Rights Offering closed on the effective date of the Plan.

The foregoing descriptions of certain transactions, payments and other matters contemplated by the Plan are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

General Business Plan

Trinity owns commercial real estate properties and a variety of intellectual property assets focused on the consumer sector.  Trinity’s business plan includes the monetization of its remaining commercial real estate properties and the sale or development of the Trinity Place Property.

During the period from the effective date of the Plan through the fiscal year ended March 1, 2014, the Company sold 10 of its properties which were located in Houston, Texas, Fairfield, Connecticut, Southfield, Michigan, Marietta, Georgia, Ft. Lauderdale, Florida, Elmsford, New York (after having previously leased it), Cherry Hill, New Jersey, Addison, Illinois, and Norcross, Georgia, as well as the condominium, which was located in Secaucus, New Jersey. In addition, the Company’s property in Miami, Florida was sold shortly before the effective date of the Plan. Subsequent to the period ended March 1, 2014, the Company sold its property located in Berwyn, Pennsylvania and closed on the sale of its lease for the Secaucus, New Jersey property (the “Secaucus Lease”).

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

Operating Reserves

Under the Plan, the Company’s corporate budget is composed of certain operating reserves to fund working capital and the Company’s operations. Pursuant to the Plan, these reserves were initially funded from the proceeds realized by the Company from the sale of assets, settlements or any other sources in the first year following the Plan effective date on September 14, 2012. For the two year period from September 14, 2012 through September 13, 2014, the amounts to be funded and used in these reserves were set under the Plan as follows: (i) a corporate overhead reserve of $5.0 million in the aggregate, (ii) a $3.8 million pension fund reserve (of which $2.0 million is to fund the minimum annual payments due under the Syms pension plan and $1.8 million is to fund the minimum quarterly payments due to Local 1102 for the allowed amount of the claims for pension withdrawal liability), (iii) a carry cost/repair/tenant improvement reserve of $9.0 million in the aggregate, and (iv) a reserve for carry costs of the Trinity Place Property of $3.0 million in the aggregate. After September 14, 2014, additional amounts are to be funded to those four reserves plus a discretionary reserve and an emergency fund reserve of $0.5 million each.

The Company’s $5 million corporate overhead reserve initially contemplated by the Plan was depleted prior to the end of the two-year period following the Plan effective date, primarily due to greater than expected professional fees. In January 2014, the holder of the Company’s Series A Preferred Stock, which has the sole authority to approve an increase in the operating reserves, consented to an increase in the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from generally available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales.

Under the Plan, the consent of the holder of the Series A preferred stock is required for an increase in the aggregate cap for any reserve and the use of funds in a reserve for expenses designated to be paid from another reserve, except that, (i) by a majority vote of the Board of Directors, amounts in the corporate overhead reserve may be reallocated to the carry cost/repair/tenant improvement reserve and (ii) by a majority vote of the Board of Directors, and with the consent of the “Independent Director,” as described in the Plan, amounts in the corporate overhead reserve may be reallocated to the Trinity Place Property carry reserve (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for additional discussion).

Certain Historical Financial Information

Syms changed its basis of accounting from the going concern basis to the liquidation basis of accounting effective October 30, 2011 and merged into Trinity on September 14, 2012. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable.

Sold Properties

Certain information about the Company’s properties as of May 30, 2014 is set forth in Item 2 “Properties”. Certain information about the properties of the Company that have been sold, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, are set forth below:

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	$3.6	November, 2012
Fairfield, CT	Short term property	43,000	$5.5	December, 2012
Secaucus, NJ (Condo)	Short term property	2,000	$0.3	January, 2013
Southfield, MI	Short term property	60,000	$2.5	April, 2013
Marietta, GA	Short term property	77,000	$2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	$1.9	August, 2013
Elmsford, NY	Medium term property	59,000	$22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	$4.5	September, 2013
Addison, IL	Short term property	68,000	$1.9	December, 2013
Norcross, GA	Short term property	69,000	$1.1	February, 2014
Berwyn, PA	Short term property	69,000	$3.0	April, 2014
Secaucus, NJ (1)	Short term property	340,000	$28.0	May, 2014

Total		1,087,000	$81.3

(1) On May 20, 2014, the Company closed on the sale of the Secaucus Lease to ASG. See Item 3, Legal Proceedings, for additional information.

Brokerage Agreements

The Company has engaged commercial real estate brokers to coordinate the sale and/or rental of its remaining properties, other than the Trinity Place Property. While terms may vary, the agreements generally provide for commissions ranging from 1% to 5% of the sale price in the case of sales, and 2% to 6% of the base rent on the primary term in the case of rentals, payable only upon closing of a sale transaction or execution of a lease agreement, as applicable.

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

Environmental Compliance

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.

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

Based on a 2012 Phase 1 Environmental Assessment for the Trinity Place Property, the following conditions were noted for further investigation: an underground storage tank, asbestos containing materials and lead based paint. The Company estimates it will incur a minimum of $0.5 million to $0.75 million in fees and abatement related to the Trinity Place Property. The Company estimates that it will incur approximately $0.1 million in fees for Phase 1, Phase 2 and asbestos studies when selling its remaining properties.

Employees

As of March 1, 2014, the Company had approximately ten full time employees staffed in management, accounting, administration and information technology capacities.

General Information about Syms and Trinity

Syms was incorporated in New Jersey in 1983. Trinity was incorporated in Delaware immediately prior to the effective date of the Plan. Syms maintained its headquarters at One Syms Way, Secaucus, New Jersey 07094, and the telephone number was (201) 902-9600. Trinity is currently using the same headquarters and telephone number pursuant to a short term lease following the recent sale of the Secaucus Lease and will move its headquarters to midtown Manhattan in June 2014.

Available Information

The Company makes available on its website at www.tphs.com under “Financials” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such materials with, or furnishes such materials to, the SEC. On the website, the Company also offers a link to all of the Company’s SEC filings and to all beneficial ownership reports filed by the Company’s directors and executive officers, via the SEC’s EDGAR filing system.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

Below is certain information regarding the Company’s commercial real estate properties remaining at May 30, 2014, all of which are former sites of Syms or Filene’s retail facilities. Each property is owned in fee. “Near term properties” and “medium term properties” have the meanings given them under the Plan.

Near Term Properties

Total
Square
Property Location	Feet

West Palm Beach, FL	112,000
Williamsville, NY	102,000

Total	214,000

Medium Term Properties

Total
Square
Property Location	Feet

Paramus, NJ	77,000
Westbury, NY	92,000

Total	169,000

The Trinity Place Property consists of a vacant 6-story commercial building of 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. The Company also has ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by the Company which is improved with a 4-story landmark building which cannot be demolished.

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

On May 8, 2012, the Company filed a motion with the Court for the entry of an order by the Court approving the Company’s assumption of the lease for the property located at One Syms Way, Secaucus, New Jersey.  The landlord asserted a cure claim of approximately $3.5 million, plus attorneys’ fees and costs.  The Company contested all but approximately $5,000 of that amount.  On February 19, 2013, the Court ruled that the cure claim should be reduced and allowed at approximately $1.25 million, but reserved ruling on the claims for attorneys’ fees and a relatively minor rent issue.  Based on an agreement with the landlord in July 2013, the Company established a reserve of $1.25 million for the potential payment of cure claims associated with assumption of the lease, which reserve had been accrued as a liability as of March 2, 2013.

On March 24, 2014, the Company filed a motion to assume, assign, and sell the Secaucus Lease to ASG, which offer was subsequently increased by ASG Equities Secaucus LLC (“ASG”) to $29 million plus the release of the cure claims reserve held by the Company on account of a dispute with the Company’s landlord (the “ASG Motion”). As a result of the ASG Motion, the liability was removed as of March 1, 2014. On April 29, 2014, over the objection of the Company’s landlord, the Bankruptcy Court approved the Company’s decision to assume, assign, and sell the Secaucus Lease to ASG, as the highest and best offer for the Secaucus Lease (the “Approval Order”), subject to certain conditions. On April 30, 2014, the landlord filed a motion requesting the Bankruptcy Court to reconsider the Approval Order. Following additional negotiations, the Company, the landlord, and ASG settled the landlord’s objections to the Approval Order. As a consequence, on May 16, 2014, the Bankruptcy Court entered an amended Approval Order (the “Amended Approval Order”) approving the settlement and the sale of the Secaucus Lease to ASG. Pursuant to the Amended Approval Order, the sale of the Secaucus Lease to ASG closed on May 20, 2014.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted in the OTCQB marketplace, operated by OTC Markets Group Inc. Prior to the conclusion of the Chapter 11 cases in the third quarter of the fiscal year ended March 2, 2013, the trading symbol of the Company’s Common Stock was “SYMSQ”, after which it was changed to “TPHS”.

The following table summarizes the quarterly high and low bid quotations prices per share of the Common Stock as reported in the OTCQB for the periods provided. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quotations during the first and second quarters of the fiscal year ended March 2, 2013 are for periods prior to the conclusion of the chapter 11 cases.

	Fiscal Year Ended March 1, 2014		Fiscal Year Ended March 2, 2013
	High	Low	High	Low

First Quarter	$5.75	$4.15	$11.25	$8.95
Second Quarter	$5.50	$4.15	$9.10	$2.60
Third Quarter	$5.75	$3.62	$4.45	$2.91
Fourth Quarter	$7.20	$5.25	$5.45	$4.04

Holders

As of May 30, 2014, there were approximately 358 record holders of the Company’s Common Stock.

Dividends

No dividends were paid in fiscal 2013 or 2012. The payment of any dividends on the Common Stock is strictly limited by the terms of the Plan, and the Company has no intention of and is unable to pay dividends to the holders of Common Stock until at least such time as the Company’s distribution obligations under the Plan have been satisfied.

Recent Sales of Unregistered Securities

From January 2014 through April 2014, the Company granted an aggregate of 76,000 restricted stock units to four employees of the Company. These grants were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act of 1933, as amended (the “Securities Act”).

Repurchases

There were no repurchases by the Company of its equity securities in fiscal 2013.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Annual Report, including but not limited to factors discussed below as well as those discussed elsewhere in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others, the restrictions contained in the Plan, the influence of certain majority stockholders, the ability of the Company to lease, renew leases or relet space in its properties, competition in the real estate business, the ability of the Company to comply with environmental or other laws, the risk of potential uninsured losses and/or claims, asset values, the outcome of litigation, general economic and market conditions, higher than anticipated costs, unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control or that are not currently known to the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the SEC.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable.

The Company does not believe it would qualify for fresh start accounting if it were to emerge from liquidation. Under fresh-start accounting, assets and liabilities are adjusted to fair value. Since fresh-start accounting would likely not apply if the company were to emerge from liquidation, the Company’s accounting basis could revert back to the going concern basis of accounting, resulting in all remaining assets and liabilities at that date being adjusted to their net book value less an adjustment for depreciation and / or amortization calculated from the date the Company entered liquidation through the date it emerged from liquidation. Accordingly, if a change in accounting basis were to occur, it would likely result in a decrease in the reporting basis of the respective assets and liabilities.  The Company can provide no guarantee that it will emerge from liquidation as a going concern entity, nor can it guarantee the method of accounting that would be adopted upon emergence from liquidation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates. Such differences could be material to the consolidated financial statements.

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

The Company has identified certain significant accounting policies that have been applied to the Company’s financial reporting after the adoption of liquidation basis of accounting. These policies are described below.

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued expenses. As of March 1, 2014 a total of $1.2 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. The Company has analyzed the impact of the change in control that occurred on September 14, 2012 when the Company emerged from bankruptcy could have on its ability to utilize its NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, the Company currently believes that it should qualify for treatment under Section 382(l)(5) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company currently believes that its NOLs are not currently subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382.

Results of Operations

For an entity reporting under the liquidation basis of accounting, the entity is required to present a statement of net assets (which replaces a balance sheet), whereby the assets are reported at estimated realizable amounts and the liabilities are reported at estimated settlement amounts; and a statement of changes in net assets in liquidation (which replaces the statement of operations), which reports changes in estimated fair value and other adjustments recognized during the fiscal year.

Operating Activities for the Twelve Months Ended March 1, 2014

Certain information about the properties of the Company sold during fiscal 2013, including the proceeds generated, net of brokerage commissions and sale costs, is set forth below:

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Southfield, MI	Short term property	60,000	$2.5	April, 2013
Marietta, GA	Short term property	77,000	$2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	$1.9	August, 2013
Elmsford, NY	Medium term property	59,000	$22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	$4.5	September, 2013
Addison, IL	Short term property	68,000	$1.9	December, 2013
Norcross, GA	Short term property	69,000	$1.1	February, 2014

Total		538,000	$36.8

The liquidation basis of accounting requires management to make significant estimates and judgments. The Company adjusts its real estate assets to reflect the estimated net realizable value of the owned property. The net realizable value is estimated, by considering a number of factors and the views of multiple parties from various vantage points, including input from a third party valuation expert. As a result of an aggregate increase in certain properties values by $53.7 million partially offset by the above sales transactions, the value of the Company’s real estate assets increased from $142.6 million as of March 2, 2013 to $157.7 million as of March 1, 2014. During the same twelve-month period, the Company used the aggregate net proceeds from asset sales to pay $33.7 million of allowed claims and the former Majority Shareholder in accordance with the terms of the Plan, reducing the Company’s liabilities under the Plan.

In addition to the sale transactions, the Company received an additional $0.9 million in rents and other income during the fiscal year ended March 1, 2014. Subsequent to March 1, 2014, the Company sold the Berwyn, Pennsylvania property for net proceeds of approximately $3.0 million and sold the Secaucus Lease for net proceeds of approximately $28.0 million plus the release of a reserve held by the Company on account of a dispute with the Company’s landlord.

The Company’s cash operating costs and expenses for the fiscal year ended March 1, 2014 were approximately $16.4 million, of which approximately $10.0 million pertained to real estate related costs, $3.9 million related to professional fees, $2.2 million related to payroll costs and $0.3 million related to other expenditures. As previously noted, overhead expenses have exceeded the original projections and are outpacing the budgeted reserves, primarily due to professional fees; however the Company has obtained the consent of its Series A stockholder to an increase in operating reserves.

As of March 1, 2014, the net assets of the Company available to Common Shareholders was $88.5 million, an increase from $24.8 million as of March 2, 2013, primarily due to an increase in the estimated fair value of the Company’s real estate properties of $53.7 million, the $13.0 million cash raised net of $0.5 million offering costs from the issuance of stock to Third Avenue Trust (“Third Avenue”), and a decrease in the estimated claims distributions. Total assets increased from $159.1 million at the end of fiscal 2012 to $175.4 million at the end of fiscal 2013 primarily as a result of updated real estate values, net of realized sales, and liabilities decreased approximately $47.4 million primarily as a result of payments made in accordance with the Plan. The capital raised during the year ended March 1, 2014 from the stock sale provided the Company with additional liquidity necessary to satisfy obligations during the end of fiscal 2013.

The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services in order to determine the estimated costs to be incurred during the remaining liquidation period.

Operating Activities for the Twelve Months Ended March 2, 2013

Certain information about the properties of the Company sold during fiscal 2012, including the proceeds generated, net of brokerage commissions and sale costs, is set forth below:

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	$3.6	November, 2012
Fairfield, CT	Short term property	43,000	$5.5	December, 2012
Secaucus, NJ (Condo)	Short term property	2,000	$0.3	January, 2013

Total		140,000	$13.5

During December 2012, the Company received a $0.9 million settlement on its Marietta, GA location. This was the result of the second and final payment regarding the 2011 partial condemnation.

During December 2012, the Company entered into an agreement to lease its unoccupied space at its Elmsford, NY property. The carrying value of this property as of March 2, 2013 was adjusted to reflect the impact of this transaction.

In addition to the above transactions, the Company received an additional $2.9 million in rents and other income during the fiscal year ended March 2, 2013, $1.1 million of which was received after September 14, 2012. The Company’s operating costs and expenses in the fiscal year ended March 2, 2013 were $19.9 million, with $8.1 million of that amount incurred after September 14, 2012. Overhead expenses during the period exceeded the original projections and outpaced the budgeted reserves, primarily due to professional fees.

As of March 2, 2013, the net assets of the Company available to Common Shareholders was $24.8 million, up from $21.2 million as of February 25, 2012, primarily due to an increase in the estimated fair value of the Company’s real estate properties and a decrease in the estimated claims distributions partially offset by a reduction of $12.9 million in the amount of cash and cash equivalents, which was spent on the prosecution of the Plan and the Company’s operating expenses, and the inclusion of the Company’s obligation to pay $17.8 million to the former Majority Shareholder in exchange for its shares in Syms.

Liquidity and Capital Resources

As of March 1, 2014 and March 2, 2013, the Company had cash and cash equivalents of $9.7 million and $8.4 million, respectively. At March 1, 2014 and March 2, 2013, the Company’s restricted cash of $5.6 million and $5.1 million, respectively. Prior to September 14, 2012, the Company used its cash and cash equivalents primarily for the payment of professional fees related to the Chapter 11 cases, as well as its daily operations. After September 14, 2012, the Company has used its cash and equivalents primarily for the payment of professional fees and claims related to the Chapter 11 cases, as well as its daily operations and to fund reserves under the Plan.

On October 1, 2013, the Company entered into the Stock Purchase Agreement with Third Avenue pursuant to which the Company sold to Third Avenue 3,369,444 shares of the Company’s common stock for $13.5 million, or $4.00 per share. Upon the effectiveness of an amended and restated certificate of incorporation that was approved by a majority of the Company’s stockholders, one share of special stock, par value $.01, was issued and sold to Third Avenue for the par value of such share. The share of special stock enables Third Avenue or its affiliated designee to elect one member of the Board of Directors. The sale of shares of the common stock and the share of special stock were made in private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company believes that it would be able to fund its operations through net cash proceeds from property sales; however, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from such net cash proceeds. As previously discussed, the Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees, and the Company has obtained the consent of the holder of the Company’s Series A Preferred Stock, who has the sole authority to approve an increase in the operating reserves, to increase the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from generally available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, during fiscal 2013, the Company raised $13.0 million, net of $0.5 million in offering costs, from the issuance of stock (as previously discussed), which can be used to fund overhead and other expenses. The Company believes through the sale of its assets and cash on hand, along with the possibility of additional equity and/or debt financing, it has the cash necessary to satisfy its required claims distributions and operating activities.

Under the Plan, the proceeds of a common equity financing can be used to fund operating expenses in excess of the reserves and for other uses, while the proceeds of a debt financing generally must be used to pay creditor claims.

Pursuant to the Plan, with limited exceptions, any excess cash from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. The payments to creditors and the former Majority Shareholder during the year ended March 1, 2014 aggregating $33.7 million were made pursuant to the Plan.

Net Operating Losses

The Company believes that the Rights Offering and the redemption of the Syms shares owned by the former Majority Shareholder that occurred in connection with the Company’s emergence from bankruptcy on September 14, 2012 resulted in the Company undergoing an “ownership change,” as that term is used in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  However, the Company has analyzed the impact of such ownership change on its ability to utilize its NOLs, and while the analysis is complex and subject to subjective determinations and uncertainties, the Company currently believes that it should qualify for treatment under Section 382(l)(5) of the Code.  As a result, the Company currently believes that its NOLs are not currently subject to an annual limitation under Code Section 382.  However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382. The Company believes that its U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believes its U.S. Federal NOLs at March 1, 2014 are approximately $193.7 million. Notwithstanding the above, even if all of the Company’s regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing its NOLs, the Company may still be subject to the U.S. Federal alternative minimum tax (which imposes a tax generally equal to the amount by which 20% of a corporation’s alternative minimum taxable income exceeds the corporation’s regular tax liability, and is calculated in a manner that may reduce the benefit of NOLs) and to state, local or other non-federal income taxes.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 1, 2014. BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, is not required to audit the Company’s internal control over financial reporting as of March 1, 2014.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the fiscal year ended March 1, 2014.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company maintains a code of ethics applicable to the Company’s Principal Executive Officer and senior financial and professional personnel (including the Company’s Principal Financial Officer, Principal Accounting Officer or controller and persons performing similar functions). The Company’s code of ethics is posted on our website at www.tphs.com under “Financials”. In the event we have any amendments to or waivers from any provision of our code of ethics applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.      EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements filed as part of this Annual Report:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Statement of Changes in Net Assets for the Period February 25, 2012 to March 1, 2014 (Liquidation Basis)	F-2
	Consolidated Statements of Net Assets as of March 1, 2014 and March 2, 2013 (Liquidation Basis)	F-3
	Notes to Consolidated Financial Statements	F-4

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report:

(a)(3)	Exhibits

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)

2.3	Purchase Agreement, dated July 16, 2013, between the Company and KRC Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company on August 28, 2013)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1	Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (incorporated by reference to Exhibit 28.1 of the Form 8-K filed by Syms in May 1986)

10.2	Engagement Agreement for CEO Services, dated September 14, 2012, between Trinity Place Holdings Inc. and Esopus Creek Management LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on October 9, 2012)*

10.3	Engagement Agreement for CEO Services, dated April 22, 2013, between Trinity Place Holdings Inc. and Mark D. Ettenger (incorporated by reference to Exhibit 10.2 of the Form 10-K filed by the Company on May 31, 2013)*

10.4	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on October 2, 2013)*

10.5	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on October 2, 2013)

10.6	Form of Restricted Stock Unit (“RSU”) Agreement for employees*

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date: May 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President and Chief Executive Officer	May 30, 2014
Matthew Messinger	(Principal Executive Officer)

/s/ Richard G. Pyontek	Chief Financial Officer, Treasurer and Secretary	May 30, 2014
Richard G. Pyontek	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan Cohen	Director	May 30, 2014
Alan Cohen

/s/ Alexander Matina	Director	May 30, 2014
Alexander Matina

s/ Joanne Minieri	Director	May 30, 2014
Joanne Minieri

/s/ Keith Pattiz	Director	May 30, 2014
Keith Pattiz

/s/ Marina Shevyrtalova	Director	May 30, 2014
Marina Shevyrtalova

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trinity Place Holdings Inc.

Secaucus, New Jersey

We have audited the accompanying consolidated statements of net assets of Trinity Place Holdings Inc., as of March 1, 2014 and March 2, 2013, and the related consolidated statements of changes in net assets for the period February 25, 2012 to March 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the shareholders of the Company approved a plan of liquidation on November 1, 2011. As a result the Company changed its basis of accounting from the going concern basis to the liquidation basis of accounting effective October 30, 2011.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets of Trinity Place Holdings Inc. as of March 1, 2014 and March 2, 2013, and the consolidated statements of changes in net assets for the period February 25, 2012 to March 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

New York, New York

May 30, 2014

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS FOR THE

PERIOD FEBRUARY 25, 2012 TO MARCH 1, 2014 (LIQUIDATION BASIS)

(in thousands)

Net Assets (liquidation basis) as of February 25, 2012 available to common shareholders	$21,183

Adjustment to fair value of assets and liabilities	12,353
Adjustment to accrued costs of liquidation	(33,739)
Sale of common stock pursuant to rights offering	25,002
Subtotal	3,616

Net Assets (liquidation basis) as of March 2, 2013 available to common shareholders	24,799

Adjustment to fair value of assets and liabilities	59,511
Adjustment to accrued costs of liquidation	(8,872)
Sale of common stock, net	13,044
Subtotal	63,683

Net Assets (liquidation basis) as of March 1, 2014 available to common shareholders	$88,482

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF MARCH 1, 2014 AND MARCH 2, 2013 (LIQUIDATION BASIS)

(in thousands)

	March 1,	March 2,
	2014	2013

ASSETS
Cash and cash equivalents	$9,663	$8,404
Restricted cash	5,600	5,050
Receivables	209	342
Prepaid expenses and other assets	2,246	2,708
Real estate, including air rights	157,660	142,600

TOTAL ASSETS	$175,378	$159,104

LIABILITIES
Accounts payable	$6,578	$21,814
Accrued expenses	18,018	25,611
Accrued liquidation costs	17,912	24,487
Other liabilities, primarily lease settlement costs	37,322	44,595
Obligation to former majority shareholder	7,066	17,792
Obligations to customers	-	6

TOTAL LIABILITIES	$86,896	$134,305

Net assets (liquidation basis) available to common shareholders	$88,482	$24,799

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

As of March 1, 2014, the Company owns seven commercial real estate properties and a variety of intellectual property assets focused on the consumer sector.  The Company’s business plan includes the monetization of its remaining commercial real estate properties and the sale or development of the Trinity Place Property.

Description of Former Business Operations; Disposition of the Company’s and Filene’s Businesses

Prior to November 2, 2011, all of the Company’s and Filene’s business operations consisted primarily of running retail operations. The Company’s 46 stores offered a broad range of “off-price” first quality, in-season merchandise. As the economy worsened, sales continued to erode and, as a result, cash flow suffered and significant operational losses continued to threaten the on-going businesses. Trade vendors tightened and/or ceased credit terms. As a result, the Company and Filene’s projected that, absent additional financing or measures to monetize certain assets, liquidity would cease to exist.

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

If the Company and Filene’s are able to generate value in excess of what is needed to satisfy all of their obligations under the Plan, any excess cash proceeds will be used by the Company in the manner determined by the Board of Directors.

Liquidation Basis of Accounting

In response to the Chapter 11 filing the Company adopted the liquidation basis of accounting effective on October 30, 2011, which was the beginning of the fiscal month closest to the petition date.

Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable.

The Company does not believe it would qualify for fresh start accounting if it were to emerge from liquidation. Under fresh-start accounting, assets and liabilities are adjusted to fair value. Since fresh-start accounting would likely not apply if the company were to emerge from liquidation, the Company’s accounting basis could revert back to the going concern basis of accounting, resulting in all remaining assets and liabilities at that date being adjusted to their net book value less an adjustment for depreciation and / or amortization calculated from the date the Company entered liquidation through the date it emerged from liquidation. Accordingly, if a change in accounting basis were to occur, it would likely result in a decrease in the reporting basis of the respective assets and liabilities.  The Company can provide no guarantee that it will emerge from liquidation as a going concern entity, nor can it guarantee the method of accounting that would be adopted upon emergence from liquidation.

The preparation of the accompanying consolidated financial statements in conformity with the liquidation basis of accounting requires management to make significant estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities. These estimates include, among others, realizable value of real estate and other assets, accrued liquidation costs, lease settlement costs, and deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain amounts reported for prior years in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Estimated Costs of Liquidation

Significant estimates and judgment are required to determine the accrued costs of liquidation, which reflects all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to be incurred during the liquidation period. The company’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs are as follows (in thousands):

	Balance			Balance			Balance
	March 1,	Adjustments		March 2,	Adjustments		February 25,
Estimated Costs of Liquidation	2014	to Reserves	Payments	2013	to Reserves	Payments	2012

Real estate related carrying costs	$10,961	$4,404	$(9,096)	$15,653	$13,763	$(5,760)	$7,650
Professional fees	3,666	2,564	(3,944)	5,046	13,879	(31,753)	22,920
Payroll related costs	2,717	1,445	(2,156)	3,428	4,938	(3,087)	1,577
Other	568	459	(251)	360	1,159	(968)	169
	$17,912	$8,872	$(15,447)	$24,487	$33,739	$(41,568)	$32,316

The assumptions underlying the estimated accrued costs of liquidation of $17.9 million as of March 1, 2014 contemplated all changes in estimates resulting from the Plan.

The Company reviewed all of its operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, which was initially anticipated to conclude in August 2012, was amended in Fiscal 2012 to conclude in July 2015 based on expectations that substantially all of its real estate properties are likely to be monetized prior to the end of 2014, with a short period thereafter to conclude the liquidation.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the fiscal year ended March 1, 2014:

Adjustments to increase the reserve for real estate carrying costs of approximately $4.4 million were mainly the result of increasing the estimated expenses due to the higher estimated values of the properties as well as estimated timing of property sales. The estimates assume that two of the Company’s properties will be sold or monetized by May 2014 and the remaining five of its properties, including the Trinity Place Property, will be sold or monetized by the end of December 2014.

Adjustments to increase the reserve for professional fees of approximately $2.6 million reflects increased costs resulting from the complexities of litigating the estate.

Adjustments to increase the reserve for payroll and related liquidation expenses of approximately $1.5 million were primarily the result of settlement charges relating to the separation agreement with the former principle executive officer during the second quarter ended August 31, 2013.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the fiscal year ended March 2, 2013:

Adjustments to increase the reserve for real estate carrying costs of approximately $13.8 million were mainly the result of increasing the estimated expenses to reflect a liquidation period concluding in July 2015. The estimates assumed that eight of the Company’s properties would be sold or monetized by October 2013, another four of its properties would be sold or monetized by October 2014, and the Trinity Place Property would be sold by the end of 2014.

Adjustments to increase the reserve for professional fees of approximately $13.9 million reflects the costs of professionals as a result of extending the expected liquidation period to conclude in July 2015. This also reflects increased costs due to the complexities of litigating the estate as well as the unplanned hiring of a fee examiner during the pre-emergence time period.

Adjustments to increase the reserve for payroll and related liquidation expenses of approximately $4.9 million were primarily the result of extending the expected liquidation period to conclude in July 2015.

Adjustments to the Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the fiscal years ended March 1, 2014 and March 2, 2013 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	March 3, 2013 through March 1, 2014	February 26, 2012 through March 2, 2013

Adjust real estate to estimated net realizable value	$53,685	$16,688
Adjust other assets to estimated net realizable value	-	(2,891)
Adjust estimated lease settlement costs to net realizable value	4,574	11,922
Adjust liability to restore properties	-	311
Adjust obligation to former majority shareholder	-	(19,566)
Adjust obligation to customers	-	4,601
Adjust pension liability	1,024	1,860
Adjust other claims to net realizable value	228	(572)
	$59,511	$12,353

The following discussion explains the adjustments to the fair value of assets and liabilities under the liquidation basis of accounting as recorded during the fiscal year ended March 1, 2014:

Real Estate - The net realizable value of real estate assets was adjusted upward in the aggregate by approximately $53.7 million primarily from an increase in value of the Trinity Place Property, the Secaucus Lease and the property located in West Palm Beach, Florida. The revised estimates were supported by valuations from third party real estate experts. Based on management’s assessment, an estimated net realizable value of real estate of $157.7 million has been recorded at March 1, 2014. See Note 3 - Real Estate for a discussion on valuation methodology.

Lease Settlement Costs – Lease settlement costs have decreased by $4.6 million due to adjustments from 18 locations and cash settlements with three others. These reductions were mainly the result of the Company’s continued efforts to reconcile and settle its remaining lease claims.

Pension Liability – This amount mainly represents a decrease in the unfunded pension liability of the Syms sponsored defined benefit plan primarily as a result of improved performance of the plan’s assets.

Other Claims – This amount mainly represents a decrease in various claims pursuant to the final Plan document and further review by the Company of the validity of the claims made against the Company.

The following discussion explains the adjustments to the fair value of assets and liabilities under the liquidation basis of accounting as recorded during the fiscal year ended March 2, 2013:

Real Estate - The net realizable value of real estate assets was adjusted upward in the aggregate by approximately $16.7 million to reflect $15.1 million of revised estimates of management utilizing information obtained from third party real estate experts as of March 2, 2013 as well as $1.6 million in the net incremental sales price of three properties that were sold during fiscal 2012. Based on management’s assessment of available information, an estimated net realizable value of $142.6 million was recorded as of March 2, 2013. See Note 3 - Real Estate for a discussion on valuation methodology.

Other Assets – Other assets have decreased by approximately $2.9 million due mainly to the netting out of assets with corresponding claim liabilities.

Lease Settlement Costs – Lease settlement costs have decreased by $11.9 million due to adjustments from 22 locations. These reductions were mainly the result of the Plan which stipulated that the long-term Filene’s, LLC general unsecured creditors with allowed claims are entitled to a recovery of only 75% on their allowed claims.

Liability to Restore Properties – The Houston, Texas property was sold in November 2012 and the previously recorded liability to repair the roof was assumed by the acquirer of the property, thus the Company reversed the liability upon the consummation of the sale.

Obligation to Former Majority Shareholder – This represents the recognition of amounts due to the former Majority Shareholder during fiscal 2012 in accordance with the terms of the Plan. On September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms at $2.49 per share. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as Trinity’s real estate assets are monetized. As further discussed in Note 9, $1.8 million due from the Majority Shareholder was reclassified from other assets resulting in a net obligation to the former Majority Shareholder of approximately $17.8 million as of March 2, 2013.

Obligation to Customers – Obligations to customers represented credits issued for returned merchandise as well as gift certificates. The Company has determined that it no longer has a legal liability to the customers and accordingly the amount of $4.6 million has been derecognized.

Pension Liability – This amount mainly represents a decrease in the unfunded pension liability of the Syms sponsored defined benefit plan primarily as a result of improved performance of the plan’s assets.

Other Claims – This amount mainly represents a decrease in various claims pursuant to the final Plan document and further review by the Company of the validity of the claims made against the Company.

Financial Position

As of March 1, 2014 and March 2, 2013, the Company had cash and cash equivalents of $9.7 million and $8.4 million, respectively. At March 1, 2014 and March 2, 2013, the Company’s restricted cash of $5.6 million and $5.1 million, respectively. Prior to September 14, 2012, the Company used its cash and cash equivalents primarily for the payment of professional fees related to the Chapter 11 cases, as well as its daily operations. After September 14, 2012, the Company has used its cash and equivalents primarily for the payment of professional fees and claims related to the Chapter 11 cases, as well as its daily operations and to fund reserves under the Plan.

The Company has estimated claims liabilities recorded in its consolidated financial statements of approximately $62.1 million and $102 million at March 1, 2014 and March 2, 2013, respectively. The claims liability includes the Majority Shareholder liability of approximately $7.1 million and $17.8 million at March 1, 2014 and March 2, 2013, respectively. During the fiscal year ended March 1, 2014, the Company made cash payments to holders of Allowed Claims, together with other payments required under the Plan, including to the Majority Shareholder, in an aggregate amount of approximately $33.7 million. These payments constituted the full distributions payable to the Allowed Syms and Filene’s Class 3 (Convenience Claims) and the Allowed Syms Unsecured Creditors in Syms Class 4 General Unsecured Claims, and the Syms Class 5 Union Pension Plan, all as defined in the Plan. Because holders of Allowed Filene’s, LLC Class 5(b)(General Unsecured (Long-Term) Claims) (as defined in the Plan) are entitled to a 75% recovery, the Company has recorded the estimated net settlement amount of such claims.

The process of reconciling claims is different from the process of actually resolving claims. Accordingly, the above estimates are based primarily on the Company’s identification and reconciliation of the amounts of asserted claims to the Company’s books and records, and not on the negotiation or settlement of specific claims. Because of the large number of claims filed and the ongoing reconciliation and settlement processes, the ultimate amount of allowed claims and the ultimate amount of distributions under the Plan could be materially different from the Company’s current estimates.

The Company believes that it would be able to fund its operations through net cash proceeds from property sales; however, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from such net cash proceeds. As previously discussed, the Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees, and the Company has obtained the consent of the holder of the Company’s Series A Preferred Stock, who has the sole authority to approve an increase in the operating reserves, to increase the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from generally available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, during fiscal 2013, the Company raised $13.0 million, net of $0.5 million in offering costs, from the issuance of stock, which can be used to fund overhead and other expenses. The Company believes through the sale of its assets and cash on hand, along with the possibility of additional equity and/or debt financing, it has the cash necessary to satisfy its required claims distributions and operating activities.

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

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued expenses. As of March 1, 2014 a total of $1.2 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. The Company has analyzed the impact of the change in control that occurred on September 14, 2012 when the Company emerged from bankruptcy could have on its ability to utilize its NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, the Company currently believes that it should qualify for treatment under Section 382(l)(5) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company currently believes that its NOLs are not currently subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382. The Company believes that its U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believes its U.S. Federal NOLs at March 1, 2014 are approximately $193.7 million.

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $59.9 million was recorded through March 1, 2014.

e.	Other Assets – Other assets include trademark license intangibles, with a balance of $0.9 million at March 1, 2014 and March 2, 2013 and security deposits with a balance of $1.3 million at March 1, 2014 and $1.7 million as of March 2, 2013.

f.	Obligation to Customers - Obligations to customers represented credits issued for returned merchandise as well as gift certificates. When the Company sold a gift certificate to a customer, it was recorded as a liability in the period the sale occurred. When the customer redeemed the gift certificate for the purchase of merchandise, a sale was recorded and the liability reduced. During fiscal 2012, the Company determined that it no longer had a legal liability to these customers and accordingly the amount was reversed, with the exception of filed claims.

g.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less.

h.	New Accounting Standard – In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013 and interim periods therein. Early adoption is permitted. The Company does not expect the adoption of these provisions will have a material impact on its consolidated financial statements.

NOTE 3 – REAL ESTATE

The estimated net realizable value of owned real estate, including land, building, building improvements and air rights, amounted to $157.7 million and $142.6 million as of March 1, 2014 and March 2, 2013, respectively. While $157.7 million represents management’s best estimate of the net realizable value of the Company’s real estate properties at the time of finalizing the accompanying consolidated statement of net assets, the amount ultimately realized in the monetization of the real estate could materially differ from this estimate.

The Company adjusted the carrying value of the real estate assets to reflect the estimated net realizable value of owned property. This value was estimated by considering a number of factors, including but not limited to, input from a third party valuation expert, sales agreements, letters of intent and broker opinions.

The net realizable value of real estate assets was estimated after developing a likely range of values for each of the properties, then selecting a value within each properties range (not necessarily the mid-point) and aggregating those selected values. The ultimate sales price obtained by the Company with respect to any one or all of the properties may vary materially from these estimates based upon numerous factors, including but not limited to macro and local market conditions, the potential for the Company or a prospective buyer to lease the property or to redevelop it, physical and legal (e.g., title) conditions affecting the property, the Company’s ability to deploy capital for leasing activity or to repair or cure issues with respect to the properties, and the ability to carry the properties through a customary or prolonged marketing process.

The estimate of value of the Trinity Place Property is subject to a number of complex factors which could materially affect the value of the property. The estimate of value for this property is subject to additional uncertainty due to the inherent complexities and uncertainties of monetizing the site as a Lower Manhattan mixed use development project, whether developed by the Company or a third party, including zoning and planning issues, hard and soft costs of construction, potential rents or prices of commercial and/or residential space and the mix thereof, the availability of capital to support development, the availability of tax incentives, and competitive projects and forces in the market that are unique to Lower Manhattan. The Company is in the process of analyzing these and other factors, and its estimate of value may change materially as its analysis proceeds. The Company has retained advisors, including architects, construction experts and attorneys to assist it in its evaluation and review of cost estimates and monetization strategies. To date no specific course of action has been determined. As a result, there remains a range of estimated values that may be realized for the Trinity Place Property under the various sale or development alternatives.

The Company expects to continue evaluating the best ways in which to monetize its remaining assets for the benefit of stockholders and creditors.

NOTE 4 - INCOME TAXES

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended
	March 1, 2014	March 2, 2013
	(in thousands)

Deferred tax assets:
Pension costs	$2,759	$4,004
Reserves not currently deductible for tax purposes	66	69
Net operating loss carry forwards	79,145	70,746
Depreciation	3,490	13,124
AMT credit	3,182	3,182
Accrued expenses	110	4,086
Other	82	81
Wind-down expenses	3,954	8,752
Air right	3,703	3,641
Lease claim	13,934	14,439
Store closing cost	-	2,650
Total deferred tax assets	$110,425	$124,774
Valuation Allowance	(59,868)	(83,676)
Deferred tax asset after valuation allowance	$50,557	$41,098

Deferred tax liabilities:
Intangibles	$(156)	$(356)
Write up of owned real estate	(50,401)	(40,742)
Total deferred tax liabilities	$(50,557)	$(41,098)
Net deferred tax assets	$-	$-

At March 1, 2014, the Company had state net operating loss carry forwards of approximately $216.2 million. These net operating losses expire in years through fiscal 2033. The Company also had Federal net operating loss carry forwards of approximately $193.7 million. These net operating losses will expire in years through fiscal 2033.

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $83.7 million was recorded through March 2, 2013. The valuation allowance was reduced by approximately $23.8 million during the fiscal year ended March 1, 2014 to $59.9 million primarily due to the increase in the estimated net realizable values of various Company properties during the fiscal year ended March 1, 2014.

NOTE 5 – PENSION AND PROFIT SHARING PLANS

a.	Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of March 1, 2014 and March 2, 2013, the Company had a recorded liability of $3.5 million and $5.5 million, respectively, within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities. The Company had contemplated other courses of action, including a distress termination, whereby the PBGC takes over the plan. On February 27, 2012, the Company notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, the Company elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. Although the Company has accrued the liability associated with a standard termination, it has not taken any steps to commence such a termination and has made no commitment to do so by a certain date.

Presented below is financial information relating to this plan for the fiscal years indicated:

	March 1, 2014	March 2, 2013
	(in thousands)

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$11,514	$11,217
Interest cost	611	556
Actuarial return (loss)	456	(821)
Gross benefits received	615	562
Net benefit obligation - end of period	$13,196	$11,514

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$8,737	$8,094
Employer contributions	868	685
Gross benefits paid	(615)	(562)
Actual return on plan assets	858	520
Fair value of plan assets - end of period	$9,848	$8,737

Funded Status at end of year	$(3,348)	$(2,777)

	March 1, 2014	March 2, 2013
	(in thousands)

COMPONENTS OF NET PERIODIC COST:
Interest cost	$611	$556
Loss of assets	(858)	(520)
Amortization of loss	597	204
Net periodic cost	$350	$240

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%

As of March 1, 2014 the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year	Amount

2014	$630
2015	364
2016	498
2017	327
2018	828
2019-2023	3,282

The fair values and asset allocation of the Company’s plan assets as of March 1, 2014 and the target allocation for fiscal 2014, by asset category, are presented in the following table (in thousands). All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

			% of Plan
Asset Category	Asset Allocation	Fair Value	Assets
	(in thousands)

Cash and equivalents	0% to 10%	$295	3%
Equity Securities	30% to 50%	4,333	44%
Fixed Income Securities	35% to 55%	4,333	44%
Alternative Investments	5% to 25%	887	9%
Total		$9,848	100%

Under the provisions of ASC 715, the Company is required to recognize in its consolidated balance sheet the unfunded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of ERISA. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The additional costs have been estimated at approximately $6.9 million for the multiemployer pension plans. The Company has a recorded liability of $5.3 million and $6.9 million which is reflected in accrued expenses as of March 1, 2014 and March 2, 2013, respectively. In accordance with minimum funding requirements, the Company paid approximately $1.7 million to the Syms sponsored plan and approximately $1.6 million to the multiemployer plans from September 17, 2012 through March 1, 2014.

b.	Profit-Sharing and 401(k) Plan - The Company maintained a profit-sharing plan and 401(k) plan for all employees other than those covered under collective bargaining agreements. In 1995, the Company established a defined contribution 401(k) savings plan for substantially all of its eligible employees. Employees were able to contribute a percentage of their salary to the plan subject to statutory limits. No contributions were made by the Company to this plan in fiscal 2013 or fiscal 2012. The 401K Plan was terminated in November 2012 and distributions were made to its participants.

NOTE 6 – COMMITMENTS

a)	Leases - The Company no longer has retail stores subject to ongoing operating lease obligations. Previous operating lease liability claims under 502(b)(6) of the Bankruptcy Code for the fiscal years ended March 1, 2014 and March 2, 2013 total approximately $37.3 million and $44.6 million, respectively, and are reported in other liabilities on the consolidated statement of net assets.

b)	Legal Proceedings - The Company is a party to routine litigation incidental to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. See Item 3, Legal Proceedings, above for additional information on legal proceedings.

As discussed in Note 1, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue two shares of preferred stock and one share of Special Stock. The Series A Preferred Share, is held by a trustee acting for the benefit of the Company’s creditors. The Series B Preferred Share, is held by the former Majority Shareholder. The Special Stock was issued and sold to Third Avenue and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

NOTE 8 – STOCK BASED COMPENSATION

Stock Option Plan

The Company formerly had an Incentive Stock Option and Appreciation Plan that allowed for the granting of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986 (as amended), non-qualified stock options and stock appreciation rights. All outstanding options were cancelled when the Company emerged from bankruptcy on September 14, 2012. Neither the Amended and Restated Incentive Stock Option Plan nor the 2005 Plan is available for additional grants.

The following table summarizes stock option activity during fiscal 2012 as there was no stock option activity during fiscal 2013:

	Year Ended
	March 2, 2013
	Options	Weighted Average Exercise Price per Share
	(in thousands, except pre share amounts)

Outstanding - beginning of year	98	$15.01
Exercised	-	-
Cancelled	(98)	(15.01)
Outstanding - end of year	-	$-

Options exercisable at year end	-	$-

Restricted Stock Units

During fiscal 2013, the Company granted an aggregate of 326,000 RSUs (“Restricted Stock Units”) to certain employees and executives. The Company grants RSUs that are subject to continued employment and service based vesting conditions, but do not have dividend or voting rights. The RSUs vest in various increments typically on the anniversaries of the individual grant dates, through August 2016, subject to the recipient’s continued employment or service through each applicable vesting date.

The Company’s restricted stock activity is as follows:

	Year Ended March 1, 2014
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	-	-
Granted RSUs	326,000	$5.35
Vested	(250,000)	$5.00
Non-vested at end of period	76,000	$6.49

NOTE 9 – RELATED PARTY TRANSACTIONS

Under the terms of the Plan, the Company is restricted from making any distributions, dividends or redemptions until after the former Majority Shareholder payments are made in full. The Certificate of Incorporation provides for a preferred series share, held by the former Majority Shareholder and which is pledged as security and held in escrow, entitling the Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided and conditioned upon the general unsecured claim satisfaction having occurred.

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At March 1, 2014 and March 2, 2013, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder (i.e., Ms. Syms and her related trusts) on account of the redemption of the former Majority Shareholder’s shares of Syms common stock. As of March 2, 2013, the Company had recorded a net liability of $17.8 million due to the former Majority Shareholder. On October 1, 2013 the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million and has a remaining liability of $7.1 million due to the Majority Shareholder recorded on its Consolidated Statement of Net Assets as of March 1, 2014.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks within other assets as of March 1, 2014 and March 2, 2013.

NOTE 10 – DISPOSITIONS OF ASSETS

Fiscal 2013

Certain information about the properties of the Company that have been sold during fiscal 2013, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, are set forth below:

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Southfield, MI	Short term property	60,000	$2.5	April, 2013
Marietta, GA	Short term property	77,000	$2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	$1.9	August, 2013
Elmsford, NY	Medium term property	59,000	$22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	$4.5	September, 2013
Addison, IL	Short term property	68,000	$1.9	December, 2013
Norcross, GA	Short term property	69,000	$1.1	February, 2014

Total		538,000	$36.8

Fiscal 2012

Certain information about the properties of the Company that have been sold during fiscal 2012, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, are set forth below:

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	$3.6	November, 2012
Fairfield, CT	Short term property	43,000	$5.5	December, 2012
Secaucus, NJ (Condo)	Short term property	2,000	$0.3	January, 2013

Total		140,000	$13.5

During December 2012, the Company received a $0.9 million settlement on its Marietta, GA location. This was the result of the second and final payment regarding the 2011 partial condemnation.

NOTE 11 – SUBSEQUENT EVENT

Certain information about the properties of the Company that have been sold subsequent to March 1, 2014, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, and are set forth below and the value recorded in the financial statements as of March 1, 2014 is consistent with the amount realized from these subsequent transactions:

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Berwyn, PA	Short term property	69,000	$3.0	April, 2014
Secaucus, NJ (1)	Short term property	340,000	$28.0	May, 2014

Total		409,000	$31.0

(1) On May 20, 2014, the Company closed on the sale of the Secaucus Lease to ASG. See Item 3, Legal Proceedings, for additional information.

Exhibits Index

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)

2.3	Purchase Agreement, dated July 16, 2013, between the Company and KRC Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company on August 28, 2013)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1	Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (incorporated by reference to Exhibit 28.1 of the Form 8-K filed by Syms in May 1986)

10.2	Engagement Agreement for CEO Services, dated September 14, 2012, between Trinity Place Holdings Inc. and Esopus Creek Management LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on October 9, 2012)*

10.3	Engagement Agreement for CEO Services, dated April 22, 2013, between Trinity Place Holdings Inc. and Mark D. Ettenger* (incorporated by reference to Exhibit 10.2 of the Form 10-K filed by the Company on May 31, 2013)*

10.4	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on October 2, 2013)*

10.5	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on October 2, 2013)

10.6	Form of Restricted Stock Unit (“RSU”) Agreement for employees*

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract, compensatory plan or arrangement.