Form 10-K/A
period 2014-03-01
Trinity Place Holdings Inc.
filed 2014-06-30
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 1, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-08546

TRINITY PLACE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	No. 22-2465228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

717 Fifth Avenue, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A INDEX

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of Trinity Place Holdings Inc. (the “Company”) for the year ended March 1, 2014, as filed with the Securities and Exchange Commission on May 30, 2014 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	BOARD OF DIRECTORS

The following are biographical summaries of our current directors:

Name of Director	Age	Business Experience and Other Information

Alan Cohen Director	77

Mr. Cohen has been a Director of the Company since September 14, 2012. Mr. Cohen was initially elected to the Board of Directors by the Official Committee of Unsecured Creditors of Syms Corp. He is the Chairman of Abacus Advisors LLC, a business advisory firm.

Qualifications and Skills: Mr. Cohen is the Chairman of Abacus Advisors and has more than 30 years’ experience working with distressed businesses in all aspects of their management and operations, serving as a consultant and advisor to numerous Fortune 500 companies and many leading banks and financial institutions.  He has been an active participant in seminars on turnaround management and has lectured extensively on restructuring and asset-based lending.  Mr. Cohen has served as a trustee, chief restructuring officer, and consultant in various chapter 11 cases, state court proceedings, and out-of-court restructurings for companies including The Towers Financial Corporation, County Seat Stores, 47th Street Photo, Russ Togs and Aileen, Inc.

Alexander C. Matina Director	38

Mr. Matina has served on the Board of Directors since April 11, 2013 and is the Chairman of the Board. Mr. Matina was initially elected to the Board to fill the vacancy created by the resignation of Andrew L. Sole. He was elected by the two Directors of the Company then serving as the directors elected by the holders of common stock pursuant to the Company’s by-laws, or the “EC Directors”. He is the Vice President of Investments for MFP Investors, LLC, the family office of Michael F. Price, which has a value-investing focus across public and private markets.

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

Name of Director	Age	Business Experience and Other Information

Joanne M. Minieri Director	54

Ms. Minieri has served on the Board of Directors since November 8, 2013.  She was appointed by Third Avenue Real Estate Value Fund, a major investor in Trinity Place Holdings Inc. and she serves as the head of the Board’s audit committee.  She is the Deputy County Executive of Suffolk County, New York and Commissioner for Suffolk County Economic Development and Planning.

Qualifications and Skills: Previously, Ms. Minieri served as President and Chief Operating Officer of Forest City Ratner Companies (“FCRC”), a wholly owned subsidiary of Forest City Enterprises (“FCE”). She originally joined FCRC as its Chief Financial Officer in 1995, and was promoted to Executive Vice President and Chief Operating Officer in 1998 and to President and Chief Operating Officer in 2007. Ms. Minieri serves on the Board of the Suffolk County Land Bank, formed in 2014. Ms. Minieri is a certified public accountant.

Keith Pattiz Director	61

Mr. Pattiz has been an Independent Director of the Company since November 5, 2013. Mr. Pattiz is a partner in the law firm of McDermott Will & Emery LLP, where he serves as head of the real estate group.

Qualifications and Skills: Mr. Pattiz has experience in commercial leasing, financing, sales and acquisitions, hotel transactions and real estate workout matters.

Marina Shevyrtalova Director	36

Ms. Shevyrtalova has been a Director of the Company since September 14, 2012. Ms. Shevyrtalova was initially elected to the Company’s Board of Directors by the parties that backstopped the rights offering conducted by Syms Corp. in connection with its emergence from bankruptcy. She is currently the Portfolio Manager and a member of the Investment Committee at DS Advisors, LLC.

Qualifications and Skills: Prior to joining DS Advisors, Ms. Shevyrtalova was part of the investment team at Barington Capital Group, an investment firm experienced in taking active roles in assisting companies in creating and improving shareholder value. From 2003 to 2007, Ms. Shevyrtalova was a Vice President at Lehman Brothers in its Equity Capital Management Group, where she focused on investing in undervalued equities, special situations and turnarounds. Ms. Shevyrtalova is a graduate of the Harvard Business School.

B.	EXECUTIVE OFFICERS

The following are biographical summaries of our current executive officers:

Name	Age	Business Experience and Other Information
Matthew Messinger President and Chief Executive Officer	42

Mr. Messinger has been the President and CEO of the Company since October 2013.

Qualifications and Skills: Prior to joining, the Company, Mr. Messinger served as the Executive Vice President and Director of Investment Management at FCRC, a wholly owned subsidiary of FCE, where he served for more than 18 years. In this role, Mr. Messinger led the New York Investment Committee of FCRC and served on the Investment Committee and Executive Management Committee of FCE. Mr. Messinger brings extensive development, asset management, finance, strategic planning and tax credit structuring experience across a wide range of asset classes including retail, hotel, residential, office, arena and professional sports teams.

Richard G. Pyontek Chief Financial Officer, Treasurer and Secretary	46

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

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s Directors and executive officers and all persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Directors, executive officers and greater than 10% common stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that during fiscal 2013 all filing requirements were satisfied, except as follows: Alan B. Miller (one Form 3) and Richard Pyontek (one Form 3).

D.	AUDIT COMMITTEE

The entire Board of Directors acts as the audit committee for the Company in accordance with Section 3(a)(58)(B) of the Exchange Act and is responsible for fulfilling the Board’s responsibilities as they relate to the Company’s financial oversight functions such as accounting policies, internal controls and financial reporting practices. The Board of Directors has determined that Ms. Minieri is an “audit committee financial expert,” as that term is used in Item 407 of Regulation S-K promulgated under the Exchange Act. As discussed further in Item 13, the Board has determined that Ms. Minieri is “independent” in accordance with Section 803A of the NYSE MKT Company Guide. The audit committee held four meetings from March 3, 2013 through the end of the fiscal year on March 1, 2014, which were joint meetings of the Board of Directors and the audit committee.

Item 11.	EXECUTIVE COMPENSATION

A.	MANAGEMENT COMPENSATION

Summary Compensation Table

The following table and footnotes set forth information for the fiscal years ended March 1, 2014 and March 2, 2013 concerning the compensation of (i) each person who served as our principal executive officer during the fiscal year ended March 1, 2014 and (ii) the only other executive officer of the Company, other than the principal executive officer, who received compensation in excess of $100,000 during the fiscal year ended March 1, 2014 (collectively referred to as the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Award		All Other Compensation		Total
Matthew Messinger	2013	$296,154	$-		$1,250,000	(1)	$14,500	(2)	$1,560,654
President and Chief Executive Officer	2012	-
Richard Pyontek	2013	160,000	53,333		84,375	(1)	-		297,708
Chief Financial Officer, Treasurer and Secretary	2012	160,000	67,500		-		-		227,500
Mark Ettenger (3)	2013	204,809	767,113	(4)	-		297,957	(5)	1,269,879
Former Chairman and Acting Principal Executive Officer	2012	87,500	-				25,000	(6)	112,500

(1)	The amount reflected in the table represents the aggregate grant date fair value of stock awards granted and calculated in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions refer to Note 8, “Stock Based Compensation” of the Company’s financial statements in the Annual Report on Form 10-K for the year ended March 1, 2014.

(2)	Represents amounts reimbursed to Mr. Messinger for legal services regarding his employment contract.

(3)	On August 30, 2013, the Company and Mark Ettenger mutually agreed to end his service as Chairman of the Board and principal executive officer, effective as of such date. Mr. Ettenger remained a director of the Company until September 25, 2013.

(4)	Represents amounts paid to Mr. Ettenger as performance fees in connection with the sale of certain properties.

(5)	Represents (i) $274,832 paid as a severance payment pursuant to the separation agreement between Mr. Ettenger and the Company, (ii) $15,000 reimbursed to Mr. Ettenger for legal services regarding his employment contract and (iii) $8,125 for health insurance premiums.

(6)	Represents amounts paid to Mr. Ettenger for his services as Director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards for each named executive officer as of March 1, 2014.

Named Executive Officer	Number of Units of Stock that have not Vested		Market Value of Units of Stock that have not Vested ($) (2)

Matthew Messinger	-		$-

Richard Pyontek	12,500	(1)	$85,625

Mark Ettenger	-		$-

(1) Granted pursuant to a restricted stock unit agreement dated as of March 20, 2014, effective as of January 6, 2014.

(2) Calculated based on $6.85 per share, which was the closing market price per share of the Company’s Common Stock as reported on the OTC Market on February 28, 2014.

Executive Compensation in Context

Matthew Messinger, President and Chief Executive Officer

On October 1, 2013, the Company entered into an employment agreement with Matthew Messinger to serve as President and Chief Executive Officer of the Company. Under the terms of the employment agreement, Mr. Messinger receives an initial annual base salary of $700,000. In addition, Mr. Messinger is entitled to grants of restricted stock units (the “RSU Awards”) that the Company expects will result in Mr. Messinger holding approximately 1,500,000 shares of Common Stock after settlement of all of the RSU Awards and netting for taxes. The RSU Awards were or will be granted as follows:

•	a restricted stock unit award covering 250,000 shares of Common Stock was granted upon the effectiveness of the Company’s filing of the Amended Certificate with the Secretary of State of Delaware;

•	a restricted stock unit award covering 476,190 shares of Common Stock was granted on March 31, 2014, upon Mr. Messinger’s delivery of a favorable resolution regarding the payment or deferral of payment to Syms and Filene’s Class 3 (Convenience Claims) and the Syms Unsecured Creditors in Syms Class 4 General Unsecured Claims (each as defined in the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”) and a credible plan with regard to the development, lease or sale of each of the Company’s Westbury and Paramus properties and any financing related to any such plan;

•	a restricted stock unit award covering 363,095 shares of Common Stock was granted on March 31, 2014, upon Mr. Messinger’s delivery of a credible plan with regard to the development, lease or sale of the Company’s Trinity Place property and any financing related to any such plan;

•	a restricted stock unit award covering 363,095 shares of Common Stock on or prior to December 31, 2014, provided Mr. Messinger has delivered a favorable resolution regarding the payment or deferral of certain claims of Filene’s Class 4A and B General Unsecured (Short-Term) Claims and Filene’s Class 5A and B General Unsecured (Long-Term) Claims (each as defined in the Plan), a credible plan with regard to the development, lease or sale of the Company’s West Palm and Secaucus properties and any financing related to any such plan, and a progress report on the resolutions of the Trinity Place property;

•	a restricted stock unit award covering 363,095 shares of Common Stock on or prior to March 31, 2015; and

•	a restricted stock unit award covering 363,095 shares of Common Stock upon payments of the Initial Majority Shareholder Payment and the Subsequent Majority Shareholder Payment (each as defined in the Plan) on or prior to December 31, 2015.

The RSU Awards (other than the first RSU Award covering 250,000 shares which immediately vested) will vest in three equal annual installments and be subject to other conditions, including Mr. Messinger’s continued employment on the applicable vesting dates, as set forth in the employment agreement and the form of RSU Award agreement.

The Company agreed under the employment agreement to reimburse Mr. Messinger’s reasonable legal fees and expenses associated with review and negotiation of the employment agreement up to $14,500.

In the event Mr. Messinger’s employment is terminated by the Company other than for cause, death or disability or if Mr. Messinger terminates his employment for good reason (as such terms are defined in the employment agreement), subject to his execution of a release of claims, he would be entitled to the following: (i) a lump sum payment of six months base salary for each full 12-month period employed under the employment agreement, subject to a minimum and a maximum amount of $350,000 and $1,400,000, respectively, (ii) acceleration of vesting of any unvested RSU Award and any other equity awards that have been granted as of the date of termination, (iii) to the extent Mr. Messinger has not been granted all the RSU Awards, the grant and immediate vesting of restricted stock units covering 363,095 shares (839,285) shares if such termination occurs prior to March 31, 2014) and (iv) payment of the monthly premium for COBRA continuation coverage under the Company’s health, dental and vision plans for eighteen (18) months. If such termination of employment occurs within 60 days prior to or within 12 months following a change of control (as that term is defined in the employment agreement), Mr. Messinger will also be entitled to the grant and immediate vesting of any RSU Awards that have not been granted as of the date of termination.

In the event of Mr. Messinger’s death or disability, he would be entitled to acceleration of vesting of that portion of any outstanding RSU Awards granted prior to the date of termination that would have vested during the 12-month period immediately termination by reason of his death or disability.

The employment agreement also contains covenants addressing post-employment non-competition, non-solicitation of employees and customers provisions.

Richard Pyontek, Chief Financial Officer, Treasurer and Secretary

On October 12, 2012, the Board promoted Richard G. Pyontek from Director of Accounting and Reporting to Chief Financial Officer and Treasurer. He was also paid a bonus of $67,500 in fiscal 2012 under the Company’s Key Employee Incentive Plan, which was adopted to encourage certain executives to stay at Syms Corp. during its bankruptcy proceedings. On March 20, 2014, the Company entered into a restricted stock unit agreement with Mr. Pyontek, effective as of January 6, 2014, pursuant to which Mr. Pyontek was granted an award of 12,500 restricted stock units, with one-half of the restricted stock units vesting on each of January 6, 2015 and January 6, 2016, subject to Mr. Pyontek’s continued employment on the applicable vesting dates. In the event that Mr. Pyontek’s employment is terminated by the Company without cause (as defined in the restricted stock unit agreement), all of the unvested restricted stock units will vest immediately.

Mark Ettenger, Former Chairman and Acting Principal Executive Officer

The Board of Directors elected Mark D. Ettenger as Chairman of the Board in January 2013, a role in which he began serving as the Company’s principal executive officer. When Mr. Ettenger was elected as Chairman and designated as the Company’s principal executive officer, the Board determined to pay him a retainer of $50,000 per month in addition to any amounts that he may be entitled to receive for his service as a Director.

Following the end of fiscal 2012, on April 22, 2013, the Company and Mr. Ettenger executed an Engagement Agreement providing for Mr. Ettenger to serve as the Company’s Chairman, President and Chief Executive Officer. The Engagement Agreement provided for Mr. Ettenger to receive an annual fee of $400,000, retroactive to March 11, 2013. The Engagement Agreement also entitled him to receive certain incentive fees and performance fees in connection with the sale or other monetization of the Company’s real estate properties based on pre-established threshold amounts for each of the properties. The incentive fees and performance fees were also generally payable on entity-level (rather than property-level) transactions based on the net proceeds from the transaction relative to the aggregate threshold amounts for all remaining unsold properties. For the fiscal year ended March 1, 2014, the Company paid Mr. Ettenger $41,945 as a performance bonus in connection with the sale by the Company of the Southfield, Michigan property. Mr. Ettenger received no benefits from the Company, but the Engagement Agreement provided for the Company to reimburse him for the actual cost of his health insurance and for up to $15,000 in legal fees associated with the negotiation of the Engagement Agreement.

On August 30, 2013, the Company and Mr. Ettenger mutually agreed to end his service as Chairman of the Board and principal executive officer, and he relinquished all of his officer titles and duties. Mr. Ettenger remained a director of the Company until September 25, 2013. In connection with this separation, the Company and Mr. Ettenger entered into a separation agreement, which provided that Mr. Ettenger would provide transition services until September 25, 2013 at the reasonable request of the Company. The Company paid Mr. Ettenger $1,000,000 in full satisfaction of any amounts that may be due or that may have become due to him, which included $725,168 in performance fees related to the sales of certain properties and $274,832 as a severance payment. The holder of the Company’s Series A Preferred Stock approved an increase in the Company’s overhead reserve to make this payment. The Company and Mr. Ettenger exchanged mutual general releases of any and all claims in connection with Mr. Ettenger’s separation from the Company.

B.	DIRECTOR COMPENSATION

Fiscal 2013 Director Compensation

The following table sets forth certain information relating to Director compensation for fiscal 2013:

Name	Fees Earned or Paid in Cash
Alan Cohen	$25,000
Alexander C. Matina	25,000
Joanne M. Minieri	10,000
Keith Pattiz	10,000
Marina Shevyrtalova	25,000
Alan B. Miller (1)	25,000

(1) Mr. Miller resigned from the Board of Directors effective November 5, 2013.

In September 2012, the Board adopted a policy of paying $5,000 to each Director for each Board meeting attended, up to $25,000 per each 12-month period following the effective date of the Plan, and reimbursing reasonable expenses incurred in connection with attending meetings of the Board and committees of the Board. In June 2014, the Board revised the policy to provide for payment to each Director of $60,000, plus reimbursement of reasonable expenses incurred in connection with attending meetings, for each 12-month period following the effective date of the Plan, effective as of the second such period, with the aggregate of $205,000 of Board fees previously paid since the effective date of the Plan, including to Directors no longer serving on the Board, attributed to the 12-month period ending September 14, 2013. The fees earned by Mark Ettenger for his service as a Director are reflected in the Summary Compensation Table above for executives.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock by Certain Beneficial Owners

The following table sets forth as of June 30, 2014, the names, addresses and holdings of those persons known to the Company to be beneficial owners of more than 5% of its Common Stock. To the Company’s knowledge, each person has sole investment and voting power, except where indicated otherwise. As of June 30, 2014, there were 19,999,998 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Marcato Capital Management, LLC One Montgomery Street, Suite 3250 San Francisco, CA 94104	4,723,471 (1)	23.6%
Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund 622 Third Avenue New York, NY 10017	3,369,443 (2)	16.8%
DS Fund I LLC 1001 Brickell Bay Dr., Suite 3102A Miami, FL 33131	2,308,229 (3)	11.5%
Franklin Resources, Inc. One Parker Plaza, Ninth Floor Fort Lee, NJ 07024	1,200,000 (4)	6.0%
Dimensional Fund Advisors LLP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,062,419 (5)	5.3%
MFP Partners, L.P. 667 Madison Avenue, 25th Floor New York, NY 10065	1,000,000 (6)	5.0%

(1) Marcato Capital Management, LLC is an investment adviser that serves as general partner of Marcato, L.P. and Marcato II, L.P., and as investment manager of Marcato International Master Fund, Ltd. Richard McGuire III is the managing member of Marcato Capital Management, LLC.

(2) The shares were acquired by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund. Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund is an affiliate of M.J. Whitman LLC, a registered broker-dealer. Based on information provided to us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund, it purchased the shares being offered for resale in the ordinary course of business and, at the time of purchase, it had no written or oral agreements or understandings, directly or indirectly, with any person to distribute the shares. Third Avenue Management LLC is a registered investment advisor that acts as an adviser to clients including Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund, an investment company registered under the Investment Company Act of 1940, with respect to which it acts as direct adviser. Third Avenue Management LLC has sole voting and dispositive power over all of the shares. Joanne Minieri, a Director of the Company, was appointed by Third Avenue Real Estate Value Fund.

(3) DS Fund I LLC is an investment entity. DS Fund I LLC is ultimately owned by Bharat Desai and Neerja Sethi through an intervening limited liability company, DS Investco LLC. Marina Shevyrtalova, a Director of the Company, is the Portfolio Manager and a member of the Investment Committee at DS Advisors, LLC, a related entity.

(4) All information regarding Franklin Resources, Inc. (“Franklin”) is based on information disclosed in a Statement on Schedule 13G filed with the Securities and Exchange Commission on February 11, 2014. These securities are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of Franklin. Charles Johnson and Rupert Johnson are the principal shareholders of Franklin but each disclaims beneficial ownership of the securities listed above.

(5) All information regarding Dimensional Fund Advisors LP is based on information disclosed in a Statement on Schedule 13G filed with the Securities and Exchange Commission on February 10, 2014. Dimensional Fund Advisors LP (“Dimensional”) is an investment adviser that furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts are collectively referred to as the “Dimensional Funds”). All securities reported are owned by the Dimensional Funds. Dimensional and its subsidiaries disclaim beneficial ownership of such securities.

(6) All information regarding MFP Investors, L.P. is based on information disclosed in a Statement on Schedule 13D/A filed with the Securities and Exchange Commission on April 19, 2013. MFP Investors LLC is an investment adviser and serves as the general partner of MFP Partners, L.P. Michael F. Price is the managing partner of MFP Partners, L.P. and the managing member and controlling person of MFP Investors LLC. Alexander C. Matina, a Director of the Company, is Vice President of Investments of MFP Investors LLC.

Ownership of Series A Preferred Stock

The following table sets forth as of June 30, 2014, the name and address of the holder of the one share of the Company’s Series A Preferred Stock. To the Company’s knowledge, the holder listed below has sole investment and voting power with respect to such share.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series A Preferred Stock	Alan Cohen, Trustee of the Series A Trust 2012 c/o Trinity Place Holdings Inc. 717 Fifth Avenue New York, NY 10022	1	100%

Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the shares of the Company’s Common Stock as of June 30, 2014 by our named executive officers and certain directors. Except as set forth in the below table or above with respect to Mr. Cohen’s beneficial ownership of the one share of the Company’s Series A Preferred Stock, no Director or executive officer of the Company personally owns any shares of the Company’s voting securities. However, Mr. Matina and Ms. Shevyrtalova are affiliated with entities that own a significant percentage of the Company’s Common Stock, and Ms. Minieri was appointed by Third Avenue Real Estate Value Fund, a major investor in the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Matthew Messinger	243,918	1.2%
Richard Pyontek	0	*%
Mark Ettenger	0(2)	*%
Joanne Minieri	10,000	*%
All Executive Officers and Directors as a Group (7 Persons)	253,918	1.3%

*Represents less than 1% of the shares outstanding.

(1) The business address of the individuals named in this table is c/o Trinity Place Holdings Inc., 717 Fifth Avenue, New York, New York 10022.

(2) On August 30, 2013, the Company and Mark Ettenger mutually agreed to end his service as Chairman of the Board and principal executive officer, effective as of such date. Mr. Ettenger remained a director of the Company until September 25, 2013.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence Generally

The Board of Directors has determined that each of the current Directors is “independent” in accordance with Section 803A of the NYSE MKT Company Guide.

Audit Committee Independence

As mentioned in Item 10, the entire Board of Directors acts as the audit committee for the Company. The Board of Directors believes that each of the current Directors is independent under Section 803A of the NYSE MKT Company Guide, meets the criteria for independence set forth in Rule 10A-3 under the Exchange Act and satisfies the other audit committee membership requirements specified in Section 803B of the NYSE MKT Company Guide.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO USA, LLP billed aggregate fees of approximately $185,000 for professional services rendered for the audit of the Company’s fiscal 2013 financial statements and the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2013. BDO USA, LLP billed aggregate fees of approximately $255,000 for the same services in fiscal 2012 in addition to the audit of internal controls.

Audit-Related Fees

“Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. BDO USA, LLP billed approximately $35,000 for audit-related fees for fiscal 2013 and $25,000 for fiscal 2012. The fees for fiscal 2013 relate to the Company’s S-1 filing related to the Third Avenue Real Estate Value Fund purchase of the Company’s common stock as well as to employee benefit related services. The fees for fiscal 2012 relate to employee benefit related services.

Tax Fees

There were approximately $35,000 in fees billed by BDO USA, LLP in fiscal 2013 and $6,300 billed in fiscal 2012 for tax compliance, tax advice and tax planning. These fees were for professional services rendered in assisting with responses to notices received from various taxing authorities.

All Other Fees

The “audit fees,” “audit-related fees,” and “tax fees” mentioned above are the only fees billed by BDO USA, LLP in fiscal years 2013 and 2012.

Pre-Approval Policy

Pursuant to the rules and regulations of the Securities and Exchange Commission, before the Company’s independent registered public accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Company’s audit committee or entered into pursuant to a pre-approval policy. The Company does not have a formal pre-approval policy, but all audit and non-audit services performed by BDO USA, LLP were pre-approved by the Company’s audit committee during fiscal 2013.

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

Date: June 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President and Chief Executive Officer	June 30, 2014
Matthew Messinger	(Principal Executive Officer)

/s/ Richard G. Pyontek	Chief Financial Officer, Treasurer and Secretary	June 30, 2014
Richard G. Pyontek	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marina Shevyrtalova	Director	June 30, 2014
Marina Shevyrtalova

/s/ Alan Cohen	Director	June 30, 2014
Alan Cohen

/s/ Joanne Minieri	Director	June 30, 2014
Joanne Minieri

/s/ Alexander C. Matina	Director	June 30, 2014
Alexander C. Matina

/s/ Keith Pattiz	Director	June 30, 2014
Keith Pattiz

