Form 10-Q
period 2014-05-31
Trinity Place Holdings Inc.
filed 2014-07-15
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2014

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

Registrant’s Telephone Number, Including Area Code: (212) 235-2190

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

Yes ☑           No ☐

At July 15, 2014, there were 19,999,998 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS FOR THE

PERIOD MARCH 1, 2014 TO MAY 31, 2014 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) as of March 1, 2014 available to common shareholders	$88,482

Adjustment to fair value of assets and liabilities	(23)
Adjustment to accrued costs of liquidation	(674)
Subtotal	(697)
Net Assets (liquidation basis) as of May 31, 2014 available to common shareholders	$87,785

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS

AS OF MAY 31, 2014 AND MARCH 1, 2014 (LIQUIDATION BASIS)

(in thousands)

	May 31,	March 1,
	2014	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$33,580	$9,663
Restricted cash	8,067	5,600
Receivables	249	209
Prepaid expenses and other assets	2,292	2,246
Real estate, including air rights	125,500	157,660

TOTAL ASSETS	$169,688	$175,378

LIABILITIES
Accounts payable	$6,160	$6,578
Accrued expenses	17,245	18,018
Accrued liquidation costs	14,610	17,912
Other liabilities, primarily lease settlement costs	36,822	37,322
Obligation to former majority shareholder	7,066	7,066

TOTAL LIABILITIES	$81,903	$86,896

Net assets (liquidation basis) available to common shareholders	$87,785	$88,482

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

Overview

Trinity owns commercial real estate and a variety of intellectual property assets focused on the consumer sector. Trinity’s business plan includes the monetization of commercial real estate properties and a condominium which it owned as of September 14, 2012, the effective date of the Plan, and the sale or development of 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. As described below, the Company has sold a number of its properties since the effective date of the Plan and is undertaking a review of various strategic, developmental and other value-enhancing alternatives for certain of its remaining commercial real estate properties, including the Trinity Place Property. As of May 31, 2014, the Company owns five properties.

During the period from the effective date of the Plan through the period ended May 31, 2014, the Company sold 12 of its properties which were located in Houston, Texas, Fairfield, Connecticut, Southfield, Michigan, Marietta, Georgia, Ft. Lauderdale, Florida, Elmsford, New York (after having previously leased it), Cherry Hill, New Jersey, Addison, Illinois, Norcross, Georgia, Berwyn, Pennsylvania, and closed on the sale of its lease for the Secaucus, New Jersey property (the “Secaucus Lease”), as well as the condominium, which was located in Secaucus, New Jersey. In addition, the Company’s property in Miami, Florida was sold shortly before the effective date of the Plan.

Properties

Certain information about the properties of the Company that have been sold as of May 31, 2014, including the net proceeds generated by the sold properties, net of brokerage commissions and sales costs, are set forth below:

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	3.6	November, 2012
Fairfield, CT	Short term property	43,000	5.5	December, 2012
Secaucus, NJ (Condo)	Short term property	2,000	0.3	January, 2013
Southfield, MI	Short term property	60,000	2.5	April, 2013
Marietta, GA	Short term property	77,000	2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	1.9	August, 2013
Elmsford, NY	Medium term property	59,000	22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	4.5	September, 2013
Addison, IL	Short term property	68,000	1.9	December, 2013
Norcross, GA	Short term property	69,000	1.1	February, 2014
Berwyn, PA	Short term property	69,000	3.0	April, 2014
Secaucus, NJ	Short term property	340,000	28.0	May, 2014
Total		1,087,000	$81.3

As of May 31, 2014, the Company owned five properties. Certain information about these properties is set forth below.

	Total
	Existing
	Square
Property Location	Feet
Williamsville, NY	102,000
West Palm Beach, FL	112,000
Westbury, NY	92,000
Paramus, NJ	77,000
New York, NY (Trinity Place Property)	57,000	*
Total Square Feet	440,000

*The Trinity Place Property consists of a vacant 6-story commercial building of 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. The Company also has ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by the Company which is improved with a 4-story landmark building which cannot be demolished.

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

Company History

Prior to filing for bankruptcy, Syms and its wholly-owned subsidiary, Filene’s Basement, LLC (“Filene’s,” “Filene’s, LLC” or “Filene’s Basement”), collectively owned and operated a chain of 46 “off-price” retail stores under the “Syms” name, which were owned and operated by Syms, and the “Filene’s Basement” name, which were owned and operated by Filene’s, LLC. The stores were located in the United States throughout the Northeastern and Middle Atlantic regions and in the Midwest, Southeast and Southwest. On June 18, 2009, the Company’s wholly-owned subsidiary, SYL, LLC, which became known as Filene’s Basement, LLC, acquired certain real property leases, inventory, equipment and other assets of Filene’s Basement Inc., then a Chapter 11 debtor-in-possession, pursuant to an auction conducted in accordance with section 363 of the Bankruptcy Code. As a result, Filene’s, LLC thereafter operated 21 Filene’s Basement stores then located in the Northeastern, Middle Atlantic, Midwest and Southeast regions until it became a Chapter 11 debtor itself, together with Syms, and discontinued its retail operations on or about December 31, 2011. In addition, Syms owned and operated five co-branded Syms/Filene’s Basement stores. Syms and Filene’s, LLC operated in a single operating segment, the “off-price” retail stores segment.

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

As of the petition date, the Debtors were lessees under 35 commercial real estate leases. On December 16, 2011, the Court entered an order that approved the Debtors’ proposed procedures for the marketing and disposition of their leases. The lease marketing process resulted in the sale of the Debtors’ interest in, or consensual termination of, certain of the Debtors’ leases. The Debtors rejected several other leases effective as of December 31, 2011. Under the Bankruptcy Code, when a debtor rejects a real estate lease, the rejection is considered a breach that gives rise to a claim for damages resulting from the breach of the lease, which claims are subject to certain caps and limitations imposed by the Bankruptcy Code.

Chapter 11 Plan

The Plan, which was co-proposed by the Debtors and the Official Committee of Syms’ Equity Security Holders, was filed with the Court on May 24, 2012. The Plan was subsequently amended with the support of the Official Committee of Unsecured Creditors. On August 30, 2012, the Court entered an order confirming the Plan, and the Plan became effective on September 14, 2012.

Upon the effective date of the Plan and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity will attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders, as further described below. Under the Plan, Syms creditors holding Allowed Claims (as defined in the Plan) are entitled to payment of those claims in full. The Plan also provides for Filene’s, LLC creditors to receive recoveries from the monetization of certain of Trinity’s assets. Filene’s, LLC Class 4 General Unsecured (Short-Term) creditors holding Allowed Claims are entitled to payment in full and Filene’s, LLC Class 5b (Long-Term) creditors holding Allowed Claims are entitled to a recovery of 75% on their claims.

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

During the period from the effective date of the Plan through March 2, 2013, the Company’s first fiscal year-end following emergence from Chapter 11, the Company paid approximately $26.2 million to holders of Allowed Claims as defined in and in accordance with the Plan. During the fiscal year ended March 1, 2014, the Company made additional cash payments to holders of Allowed Claims, together with other payments required under the Plan, including to the Majority Shareholder, in an aggregate amount of approximately $33.7 million, as well as an additional $1.4 million through the thirteen weeks ended May 31, 2014 and subsequently $15.7 million more in payments through July 15, 2014. These payments constituted the full distributions payable to the holders of the Allowed Syms and Filene’s Class 3 (Convenience Claims) Creditors and the Allowed Syms General Unsecured and Filene’s General Unsecured (Short-Term) Creditors in Syms and Filene’s Class 4, respectively, and the Syms Class 5 Union Pension Plan, all as defined in the Plan. As a result of the cash payments made by the Company through July 15, 2014, to the holders of Allowed Syms and Filene’s Class 3 (Convenience Claims) and the holders of Allowed Syms Class 4 General Unsecured Claims, and the Syms Class 5 Union Pension Plan, all as defined in the Plan and as disclosed on the Form 10-K for the fiscal year ended March 1, 2014, under the terms of the Company’s certificate of incorporation, the director designated by the holder of the Series A preferred stock did not acquire control of the sale process of the Company’s remaining unsold “near-term properties,” as defined in the Plan.

The Company expects to pay additional Syms and Filene’s Class 3 Convenience Claims, Syms Class 4 General Unsecured Claims and Filene’s Class 4 General Unsecured (Short-Term Claims) out of Net Proceeds (as defined in the Plan) as they become Allowed Claims in accordance with the terms of the Plan. As of July 15, 2014, based on the reconciliation work to date and the payments made as described above, the Company believes that the remaining estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $51 million and $61 million. Because holders of Allowed Filene’s, LLC Class 5(b)(General Unsecured (Long-Term) Claims) (as defined in the Plan) are entitled to a 75% recovery, the remaining estimated aggregate amount of cash distributions to creditors and the former Majority Shareholder under the Plan is estimated between $44 million and $54 million.

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

The Plan and the Company’s certificate of incorporation provides that if the holders of Allowed Filene’s Class 4 (General Unsecured (Short-Term) Claims) and Class 5 (General Unsecured (Long-Term) Claims), as defined in the Plan, are not paid their full distributions under the Plan by October 1, 2014, then, subject to the extension of that date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A preferred stock will be entitled to direct the sale process for any remaining “Near Term Properties” or “Medium Term Properties,” each as defined in the Plan, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

The Plan and the Company’s certificate of incorporation also provide that if there has not been a General Unsecured Claim Satisfaction, as defined in the Plan, by October 1, 2016, then the size of the Board of Directors shall automatically increase to nine members, seven of which are to be elected by the holder of the Series A preferred stock. If a General Unsecured Claim Satisfaction has occurred but the required payments to the former Majority Shareholder have not been made in full by October 16, 2016, then the size of the Board of Directors will automatically be adjusted to four members, three of whom would be elected by the former Majority Shareholder. In each case, the Board of Directors will remain controlled by the holder of the Series A preferred stock or the former Majority Shareholder, as applicable, until the required payments are made.

Rights Offering and Redemption of Former Majority Shareholder

In connection with the Plan, Syms entered into an Equity Commitment Agreement, or the ECA, among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust (together with Marcy Syms and the Laura Merns Living Trust, the “former Majority Shareholder”) and (v) certain members of the Official Committee of Syms Equity Security Holders and their affiliates, referred to as the Backstop Parties. The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder was initially $17.8 million and was included as a liability on the Company’s Consolidated Statement of Net Assets as of March 2, 2013. On October 1, 2013, the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million of that amount and has a remaining liability due to the former Majority Shareholder on the Company’s Consolidated Statement of Net Assets as of May 31, 2014 and March 1, 2014 of $7.1 million, which is included in the estimated remaining distributions to creditors.

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

In connection with the ECA and pursuant to the Plan, Syms conducted a rights offering in which it offered to sell to all existing shareholders other than the former Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”), the right to purchase their pro rata portion of 10,040,160 new shares of the Company’s common stock at a price equal to $2.49 per share, or approximately $25 million in the aggregate (the “Rights Offering”). Pursuant to the ECA, the Backstop Parties agreed to purchase their pro rata portion of the new shares made available in the Rights Offering, as well as all shares that were not subscribed for by other shareholders in the Rights Offering. The sale of all 10,040,160 shares of common stock in the Rights Offering closed on the effective date of the Plan.

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

Under the Plan, the consent of the holder of the Series A preferred stock is required for an increase in the aggregate cap for any reserve and the use of funds in a reserve for expenses designated to be paid from another reserve, except that, (i) by a majority vote of the Board of Directors, amounts in the corporate overhead reserve may be reallocated to the carry cost/repair/tenant improvement reserve and (ii) by a majority vote of the Board of Directors, and with the consent of the “Independent Director,” as described in the Plan, amounts in the corporate overhead reserve may be reallocated to the Trinity Place Property carry reserve (see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for additional discussion).

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

Note 2 – Basis of Presentation

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

The Company does not believe it would qualify for fresh start accounting if it were to emerge from liquidation. Under fresh-start accounting, assets and liabilities are adjusted to fair value. Since fresh-start accounting would likely not apply if the Company were to emerge from liquidation, the Company’s accounting basis could revert back to the going concern basis of accounting, resulting in all remaining assets and liabilities at that date being adjusted to their net book value less an adjustment for depreciation and/or amortization calculated from the date the Company entered liquidation through the date it emerged from liquidation. Accordingly, if a change in accounting basis were to occur, it would likely result in a decrease in the reporting basis of the respective assets and liabilities.  The Company can provide no guarantee that it will emerge from liquidation as a going concern entity, nor can it guarantee the method of accounting that would be adopted upon emergence from liquidation.

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

	Balance			Balance
	May 31,	Adjustments		March 1,
Estimated Costs of Liquidation	2014	to Reserves	Payments	2014

Real estate related carrying costs	$8,658	$271	$(2,574)	$10,961
Professional fees	2,954	205	(917)	3,666
Payroll related costs	2,056	(176)	(485)	2,717
Other	942	374	-	568
	$14,610	$674	$(3,976)	$17,912

The assumptions underlying the estimated accrued costs of liquidation of $14.6 million as of May 31, 2014 contemplated all changes in estimates resulting from the Plan.

The Company reviewed all of its operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, is anticipated to conclude in July 2015 based on expectations that substantially all of its real estate properties are likely to be monetized prior to the end of 2014, with a short period thereafter to conclude the liquidation.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the thirteen week period ended May 31, 2014:

Adjustments to increase the reserve for real estate carrying costs of approximately $0.3 million were recorded during the thirteen weeks ended May 31, 2014. The adjustments were mainly the result of a slight increase in selling expenses through the liquidation period.

Adjustments to increase the reserve for professional fees of approximately $0.2 million were recorded during the thirteen week period ended May 31, 2014. The majority of the increase reflects the increased costs resulting from the complexities of litigating the bankruptcy cases.

Adjustments to decrease the reserve for payroll related costs of $0.2 million are due to decreased payroll related to the overall staffing of the Company.

Adjustments to Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the thirteen week period ended May 31, 2014 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	March 2, 2014 through May 31, 2014

Adjust other claims to net realizable value	$(23)
$(23)

 The following discussion explains the adjustments to the fair value of assets and liabilities under the liquidation basis of accounting as recorded during the thirteen weeks ended May 31, 2014:

During the thirteen weeks ended May 31, 2014, there were approximately $40,000 of reductions of other claims payouts as the Company continues its reconciliation of claims. This was offset by $63,000 of additional costs incurred resulting from the sale of common stock in the prior fiscal year.

Note 3 – New Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Note 4 – Financial Position

As of May 31, 2014 and March 1, 2014, the Company had cash and cash equivalents of $33.6 million and $9.7 million, respectively. At May 31, 2014 and March 1, 2014, the Company had restricted cash of $8.1 million and $5.6 million, respectively. The Company used its cash and cash equivalents primarily for the payment of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases, as well as its daily operations.

The Company has estimated claims liabilities recorded in its consolidated financial statements of approximately $60.6 million and $62.1 million at May 31, 2014 and March 1, 2014, respectively. The claims liability includes the Majority Shareholder liability of approximately $7.1 million at May 31, 2014 and March 1, 2014. During the period from the effective date of the Plan through March 2, 2013, the Company’s first fiscal year-end following emergence from Chapter 11, the Company paid approximately $26.2 million to holders of Allowed Claims as defined in and in accordance with the Plan. During the fiscal year ended March 1, 2014, the Company made additional cash payments to holders of Allowed Claims, together with other payments required under the Plan, including to the Majority Shareholder, in an aggregate amount of approximately $33.7 million, as well as an additional $1.4 million through the thirteen weeks ended May 31, 2014 and subsequently $15.7 million more in payments through July 15, 2014. These payments constituted the full distributions payable to holders of the Allowed Syms and Filene’s Class 3 (Convenience Claims) and the holders of Allowed Syms General Unsecured and Filenes General Unsecured (Short-Term) Claims in Syms and Filenes Class 4, respectively, and the Syms Class 5 Union Pension Plan, all as defined in the Plan. As a result of the cash payments made by the Company through July 15, 2014, to the holders of Allowed Syms and Filene’s Class 3 (Convenience Claims) and the holders of Allowed Syms Class 4 General Unsecured Claims, and the Syms Class 5 Union Pension Plan, all as defined in the Plan and as disclosed on the Form 10-K for the fiscal year ended March 1, 2014, under the terms of the Company’s certificate of incorporation, the director designated by the holder of the Series A preferred stock did not acquire control of the sale process of the Company’s remaining unsold “near-term properties,” as defined in the Plan.

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

The Company believes that it would be able to fund its operations through net cash proceeds from property sales; however, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from such net cash proceeds. As previously discussed, the Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees, and the Company has obtained the consent of the holder of the Company’s Series A Preferred Stock, who has the sole authority to approve an increase in the operating reserves, to increase the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from generally available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, during fiscal 2013, the Company raised $13.0 million, net of $0.5 million in offering costs, from the issuance of stock, which can be used to, among other things, fund overhead and other expenses. The Company believes through the sale of its assets and cash on hand, along with the possibility of additional equity and/or debt financing, it will have the cash necessary to satisfy its required claims distributions and operating activities.

Note 5 – Other Assets

Other assets include trademark license intangibles, with a balance of $0.9 million as of May 31, 2014 and March 1, 2014, and security deposits with a balance of $1.3 million as of May 31, 2014 and March 1, 2014.

Note 6 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of May 31, 2014 and March 1, 2014, the Company had a recorded liability of $3.5 million, within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

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

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The Company had a recorded liability of $5.1 million and $5.3 million which is reflected in accrued expenses as of May 31, 2014 and March 1, 2014, respectively, and is included as part of the net claims distribution. The Company is required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements, the Company paid approximately $1.6 million to the Syms sponsored plan and approximately $1.8 million to the multiemployer plans from September 17, 2012 through May 31, 2014. No amounts and $0.2 million were funded during the thirteen weeks ended May 31, 2014 to the Syms sponsored plan and to the multiemployer plans, respectively.

Note 7 – Contingencies

General Litigation

The Company is a party to routine litigation incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. Based on advice of counsel and available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or net assets (liquidation basis).

Bankruptcy Case

As discussed in Note 1, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

Note 8 – Income Taxes

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $83.7 million was recorded through March 2, 2013. The valuation allowance was reduced by approximately $23.8 million during the fiscal year ended March 1, 2014 to $59.9 million primarily due to the increase in the estimated net realizable values of various Company properties during the fiscal year ended March 1, 2014 and increased by $0.2 million during the thirteen weeks ended May 31, 2014 to $60.1 million.

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

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At May 31, 2014 and March 1, 2014, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder (i.e., Ms. Syms and her related trusts) on account of the redemption of the former Majority Shareholder’s shares of Syms common stock. On October 1, 2013 the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million and has a remaining liability of $7.1 million due to the Majority Shareholder recorded on its Consolidated Statement of Net Assets as of May 31, 2014 and March 1, 2014.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks within other assets as of May 31, 2014 and March 1, 2014.

Note 10–Subsequent Events

Payment of Claims

On June 30, 2014, the Company made payments that constituted the full distributions payable to the then presently Allowed Claims (as defined in the Plan) to the holders of Syms and Filene’s Class 3 (Convenience Claims) Creditors and the Allowed Syms General Unsecured and Filene’s General Unsecured (Short-Term) Creditors in Syms and Filene’s Class 4, respectively, and the Syms Class 5 Union Pension Plan, all as defined in the Plan, in an aggregate amount of approximately $15.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report, including but not limited to factors discussed below as well as those discussed elsewhere in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others, the restrictions contained in the Plan and our certificate of incorporation, including restrictions that may be imposed as a result of certain voting and approval rights of the holder of our Series A preferred stock, the adequacy of reserves for Company operating expenses, the influence of certain majority stockholders, the Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes, certain conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders, competition in the real estate business, the ability of the Company to comply with environmental or other laws, the risk of potential uninsured losses and/or claims, asset values, the outcome of litigation, general economic and market conditions, higher than anticipated costs, unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control or that are not currently known to the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the SEC.

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

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued expenses. As of May 31, 2014 and March 1, 2014 a total of $1.2 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. The Company has analyzed the impact of the change in control that occurred on September 14, 2012 when the Company emerged from bankruptcy could have on its ability to utilize its NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, the Company currently believes that it should qualify for treatment under Section 382(l)(5) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company currently believes that its NOLs are not currently subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382.

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

Operating Activities for the Thirteen Weeks Ended May 31, 2014

Certain information about the properties of the Company sold during the thirteen weeks ended May 31, 2014, including the proceeds generated, net of brokerage commissions and sale costs, is set forth below:

Property Location	Type of Property	Building Size (square feet)	Net Proceeds ($ in millions)	Date of Sale

Berwyn, PA	Short term property	69,000	$3.0	April, 2014
Secaucus, NJ	Short term property	340,000	28.0	May, 2014
Total		409,000	$31.0

The liquidation basis of accounting requires management to make significant estimates and judgments. The Company adjusts its real estate assets to reflect the estimated net realizable value of the owned property. The net realizable value is estimated, by considering a number of factors and the views of multiple parties from various vantage points, including input from a third party valuation expert. As a result of the above sales transactions, the value of the Company’s real estate assets decreased from $157.7 million as of March 1, 2014 to $125.5 million as of May 31, 2014. During the same thirteen week period, the Company used the aggregate net proceeds from asset sales to pay approximately $1.4 million of allowed claims in accordance with the terms of the Plan, reducing the Company’s liabilities under the Plan.

In addition to the sale transactions, the Company received an additional $0.2 million in rents and other income during the thirteen weeks ended May 31, 2014. Subsequent to May 31, 2014, the Company paid $15.7 million of allowed claims in accordance with the terms of the Plan, reducing the Company’s liabilities under the Plan.

The Company’s cash operating costs and expenses for the thirteen weeks ended May 31, 2014 were approximately $4.0 million, of which approximately $2.6 million pertained to real estate related costs, $0.9 million related to professional fees and $0.5 million related to payroll costs. As previously noted, overhead expenses have exceeded the original projections and are outpacing the budgeted reserves, primarily due to professional fees; however the Company has obtained the consent of its Series A stockholder to an increase in operating reserves.

As of May 31, 2014, the net assets of the Company available to Common Shareholders was $87.8 million, a slight decrease from $88.5 million as of March 1, 2014, primarily due to an increase in the estimated costs of liquidation expenses. Total assets decreased from $175.4 million at the period ended March 1, 2014 to $169.7 million at the period ended May 31, 2014 primarily as a result of higher payments of liquidation expenses. Liabilities decreased approximately $4.9 million primarily as a result of payments of liquidation costs as well as payments made in accordance with the Plan.

The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services in order to determine the estimated costs to be incurred during the remaining liquidation period.

Liquidity and Capital Resources

As of May 31, 2014 and March 1, 2014, the Company had cash and cash equivalents of $33.6 million and $9.7 million, respectively. At May 31, 2014 and March 1, 2014, the Company had restricted cash of $8.1 million and $5.6 million, respectively. The Company used its cash and cash equivalents primarily for the payment of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases, as well as its daily operations.

The Company believes that it would be able to fund its operations through net cash proceeds from property sales; however, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from such net cash proceeds. As previously discussed, the Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees, and the Company has obtained the consent of the holder of the Company’s Series A Preferred Stock, who has the sole authority to approve an increase in the operating reserves, to increase the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from generally available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, during fiscal 2013, the Company raised $13.0 million, net of $0.5 million in offering costs, from the issuance of stock, which can be used to, among other things, fund overhead and other expenses. The Company believes through the sale of its assets and cash on hand, along with the possibility of additional equity and/or debt financing, it will have the cash necessary to satisfy its required claims distributions and operating activities.

Under the Plan, the proceeds of a common equity financing can be used to fund operating expenses in excess of the reserves and for other uses, while the proceeds of a debt financing, following the establishment of reserves, generally must be used to pay creditor claims.

Pursuant to the Plan, with limited exceptions, any Excess Cash (as defined in the Plan) from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Consistent with the terms of the Plan, the Company made payments to creditors and the former Majority Shareholder during the fiscal year ended March 1, 2014 aggregating $33.7 million, plus additional payments to creditors of $1.4 million through the thirteen weeks ended May 31, 2014 and a subsequent payment of $15.7 million to creditors through July 15, 2014.

Net Operating Losses

The Company believes that the Rights Offering and the redemption of the Syms shares owned by the former Majority Shareholder that occurred in connection with the Company’s emergence from bankruptcy on September 14, 2012 resulted in the Company undergoing an “ownership change,” as that term is used in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  However, the Company has analyzed the impact of such ownership change on its ability to utilize its NOLs, and while the analysis is complex and subject to subjective determinations and uncertainties, the Company currently believes that it should qualify for treatment under Section 382(l)(5) of the Code.  As a result, the Company currently believes that its NOLs are not currently subject to an annual limitation under Code Section 382.  However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382. The Company believes that its U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believes its U.S. Federal NOLs at May 31, 2014 are approximately $175.6 million. Notwithstanding the above, even if all of the Company’s regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing its NOLs, the Company may still be subject to the U.S. Federal alternative minimum tax (which imposes a tax generally equal to the amount by which 20% of a corporation’s alternative minimum taxable income exceeds the corporation’s regular tax liability, and is calculated in a manner that may reduce the benefit of NOLs) and to state, local or other non-federal income taxes.

Recent Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the thirteen week period ended May 31, 2014. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2014, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the thirteen weeks ended May 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings, which are primarily incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. Based on advice of counsel and available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or net assets (liquidation basis). Additionally, as discussed in Item 1, the Company operates under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

On May 8, 2012, the Company filed a motion with the Court for the entry of an order approving the Company’s assumption of the lease for the property located at One Syms Way, Secaucus, New Jersey.  The landlord asserted a cure claim of approximately $3.5 million, plus attorneys’ fees and costs.  The Company contested all but approximately $5,000 of that amount.  On February 19, 2013, the Court ruled that the cure claim should be reduced and allowed at approximately $1.25 million, but reserved ruling on the claims for attorneys’ fees and a relatively minor rent issue.  Based on an agreement with the landlord in July 2013, the Company established a reserve of $1.25 million for the potential payment of cure claims associated with assumption of the lease, which reserve had been accrued as a liability as of March 2, 2013.

On March 24, 2014, the Company filed a motion to assume, assign, and sell the Secaucus Lease to Equities Secaucus LLC (“ASG”), which offer was subsequently increased by ASG to $29 million plus the release of the cure claims reserve held by the Company on account of a dispute with the Company’s landlord (the “ASG Motion”). As a result of the ASG Motion, the liability was removed as of March 1, 2014. On April 29, 2014, over the objection of the Company’s landlord, the Bankruptcy Court approved the Company’s decision to assume, assign, and sell the Secaucus Lease to ASG, as the highest and best offer for the Secaucus Lease (the “Approval Order”), subject to certain conditions. On April 30, 2014, the landlord filed a motion requesting the Bankruptcy Court to reconsider the Approval Order. Following additional negotiations, the Company, the landlord, and ASG settled the landlord’s objections to the Approval Order. As a consequence, on May 16, 2014, the Bankruptcy Court entered an amended Approval Order (the “Amended Approval Order”) approving the settlement and the sale of the Secaucus Lease to ASG. Pursuant to the Amended Approval Order, the sale of the Secaucus Lease to ASG closed on May 20, 2014.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)
3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)
10.1	Amended Order Pursuant to 11 U.S.C. §§ 105(a), 363, and 365 and Fed. R. Bankr. P. 9019, the Plan and Confirmation Order (i) Approving Settlement (ii) Authorizing Assumption and Assignment of Unexpired Lease of Non-Residential Real Property Located at One Syms Way, Secaucus, New Jersey and (iii) Granting Related Relief. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on May 22, 2014)
10.2	Assignment of Ground Lease, General Assignment and Bill of Sale, dated as of May 20, 2014 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on May 22, 2014)
10.3	Order Approving Stipulation and Settlement Agreement By and Among the Reorganized Debtors, ASG Equities Secaucus LLC, and the Hartz Entities (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on May 22, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statement of Changes in Net Assets for the Period March 1, 2014 to May 31, 2014 (Liquidation Basis) (unaudited), (ii) Consolidated Condensed Statements of Net Assets as of May 31, 2014 (unaudited) and March 1, 2014 (Liquidation Basis) and (iii) Notes to Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: July 15, 2014	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: July 15, 2014	By	/s/ Richard G. Pyontek
RICHARD G. PYONTEK
CHIEF FINANCIAL OFFICER, TREASURER and SECRETARY
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1	Amended Order Pursuant to 11 U.S.C. §§ 105(a), 363, and 365 and Fed. R. Bankr. P. 9019, the Plan and Confirmation Order (i) Approving Settlement (ii) Authorizing Assumption and Assignment of Unexpired Lease of Non-Residential Real Property Located at One Syms Way, Secaucus, New Jersey and (iii) Granting Related Relief. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on May 22, 2014)

10.2	Assignment of Ground Lease, General Assignment and Bill of Sale, dated as of May 20, 2014 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on May 22, 2014)

10.3	Order Approving Stipulation and Settlement Agreement By and Among the Reorganized Debtors, ASG Equities Secaucus LLC, and the Hartz Entities (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on May 22, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statement of Changes in Net Assets for the Period March 1, 2014 to May 31, 2014 (Liquidation Basis) (unaudited), (ii) Consolidated Condensed Statements of Net Assets as of May 31, 2014 (unaudited) and March 1, 2014 (Liquidation Basis) and (iii) Notes to Consolidated Condensed Financial Statements

