Form 10-Q
period 2014-08-30
Trinity Place Holdings Inc.
filed 2014-10-14
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 30, 2014

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

Yes ☑           No ☐

At October 14, 2014, there were 20,010,855 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TRINITY PLACE HOLDINGS INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN NET ASSETS FOR THE
PERIOD MARCH 1, 2014 TO AUGUST 30, 2014 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) as of March 1, 2014 available to common shareholders	$88,482

Adjustment to fair value of assets and liabilities	(23)
Adjustment to accrued costs of liquidation	(674)
Subtotal	(697)

Net Assets (liquidation basis) as of May 31, 2014 available to common shareholders	87,785

Adjustment to fair value of assets and liabilities	(53)
Adjustment to accrued costs of liquidation	(1,125)
Subtotal	(1,178)

Net Assets (liquidation basis) as of August 30, 2014 available to common shareholders	$86,607

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC.
CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS
AS OF AUGUST 30, 2014 AND MARCH 1, 2014 (LIQUIDATION BASIS)

(in thousands)

	August 30,	March 1,
	2014	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$13,354	$9,663
Restricted cash	6,993	5,600
Receivables	162	209
Other assets	1,117	2,246
Real estate, including air rights	125,525	157,660

TOTAL ASSETS	$147,151	$175,378

LIABILITIES
Accounts payable	$1,634	$6,578
Accrued expenses	13,131	18,018
Accrued liquidation costs	12,657	17,912
Other liabilities, primarily lease settlement costs	26,056	37,322
Obligation to former majority shareholder	7,066	7,066

TOTAL LIABILITIES	$60,544	$86,896

Net assets (liquidation basis) available to common shareholders	$86,607	$88,482

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

During the period from the effective date of the Plan through the period ended August 30, 2014, the Company sold 12 of its properties which were located in Houston, Texas, Fairfield, Connecticut, Southfield, Michigan, Marietta, Georgia, Ft. Lauderdale, Florida, Elmsford, New York, Cherry Hill, New Jersey, Addison, Illinois, Norcross, Georgia, Berwyn, Pennsylvania, and closed on the sale of its lease for the Secaucus, New Jersey property (the “Secaucus Lease”), as well as the condominium, which was located in Secaucus, New Jersey. In addition, the Company’s property in Miami, Florida was sold shortly before the effective date of the Plan. As of August 30, 2014, the Company owned five properties. Subsequent to the period ended August 30, 2014, the Company sold its property located in Williamsville, New York.

Properties

Certain information about the properties of the Company that have been sold as of August 30, 2014, including the net proceeds generated by the sold properties, net of brokerage commissions and sales costs, are set forth below:

Property Location	Type of Property	Building Size (estimated square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	3.6	November, 2012
Fairfield, CT	Short term property	43,000	5.5	December, 2012
Secaucus, NJ (Condo)	Short term property	2,000	0.3	January, 2013
Southfield, MI	Short term property	60,000	2.5	April, 2013
Marietta, GA	Short term property	77,000	2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	1.9	August, 2013
Elmsford, NY	Medium term property	59,000	22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	4.5	September, 2013
Addison, IL	Short term property	68,000	1.9	December, 2013
Norcross, GA	Short term property	69,000	1.1	February, 2014
Berwyn, PA	Short term property	69,000	3.0	April, 2014
Secaucus, NJ	Short term property	340,000	28.0	May, 2014
Total		1,087,000	$81.3

As of August 30, 2014, the Company owned five properties. Certain information about these properties is set forth below.

Property Location	Building Size (estimated square feet)

Williamsville, NY	102,000	*
West Palm Beach, FL	112,000
Westbury, NY	92,000
Paramus, NJ	77,000
New York, NY (Trinity Place Property)	57,000	**
Total Square Feet	440,000

*As noted above, the Williamsville, NY property was sold subsequent to August 30, 2014. Net proceeds of approximately $2.4 million were received from this sale.

**The Trinity Place Property consists of a vacant 6-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. The Company also has ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by the Company which is improved with a 4-story landmark building which cannot be demolished.

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

The Company is also exploring the licensing of its intellectual property assets, including its rights to the Filene’s Basement trademark, the Stanley Blacker and Maine Bay brands, and the intellectual property associated with the Running of the Brides event and An Educated Consumer is Our Best Customer slogan.

The Company expects to continue evaluating the best way in which to monetize its remaining assets for the benefit of stockholders and creditors.

Brokerage Agreements

The Company has engaged commercial real estate brokers to coordinate the sale and/or rental of its remaining properties, other than the Trinity Place Property. While terms may vary, the agreements generally provide for commissions ranging from 1% to 5% in the case of sales, and 2% to 6% of the base rent on the primary term in the case of rentals, payable only upon closing of a sale transaction or execution of a lease agreement, as applicable.

Competition

The markets in which the Company’s properties are located are inherently competitive. In some of these markets, principally the smaller markets, the Company expects there may be more limited buyer or tenant prospects for the Company’s property, while larger markets may in general offer more attractive supply and demand characteristics to the Company.

Competitive factors with respect to the Company’s Trinity Place Property may have a more material effect on the Company as it is the Company’s most valuable real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of the Trinity Place Property in order to continue to support the growth of the neighborhood as a vibrant 24/7 community to work, visit and live. Several privately funded commercial and residential developments are being built or are proposed to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact the Company’s evolving plan to maximize the value of its Trinity Place Property.

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

Chapter 11 Cases

Syms and its subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 in the Court on the petition date and were operating as debtors-in-possession through September 14, 2012, at which time the Plan became effective and reorganized Syms merged with and into Trinity. During the Chapter 11 cases, the Debtors sold their inventory and much of their furniture, fixtures and equipment, ceased retail operations at all of their stores and vacated all their leased retail store and distribution center locations.

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

Chapter 11 Plan

On August 30, 2012, the Court entered an order confirming the Plan, and the Plan became effective on September 14, 2012. Upon the effective date of the Plan and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity will attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders, as further described below. Under the Plan, Syms creditors holding Allowed Claims (as defined in the Plan) are entitled to payment of those claims in full. The Plan also provides for Filene’s, LLC creditors to receive recoveries from the monetization of certain of Trinity’s assets. Filene’s, LLC Class 4A General Unsecured (Short-Term) creditors holding Allowed Claims are entitled to payment in full and Filene’s, LLC Class 5A (Long-Term) creditors holding Allowed Claims are entitled to a recovery of 75% on their claims.

Claims Payment Process

The Company is in the process of reconciling, objecting to and resolving various claims associated with the discharge of liabilities pursuant to the Plan. During the period from the effective date of the Plan through March 2, 2013, the Company’s first fiscal year-end following emergence from Chapter 11, the Company paid approximately $26.2 million to holders of Allowed Claims as defined in and in accordance with the Plan. During the fiscal year ended March 1, 2014, the Company made additional cash payments to holders of Allowed Claims, together with other payments required under the Plan, including to the Majority Shareholder, in an aggregate amount of approximately $33.7 million. The Company made payments of an additional $19.1 million through the twenty-six weeks ended August 30, 2014 and subsequently an additional $3.2 million through September 30, 2014, representing total payments of approximately $82.2 million since emergence.

The Company expects to pay additional Syms and Filene’s Class 3 Convenience Claims, Syms Class 4 General Unsecured Claims and Filene’s Class 4 General Unsecured (Short-Term Claims), and Filene’s Class 5 (General Unsecured (Long Term) Claims) out of Net Proceeds (as defined in the Plan) as they become Allowed Claims in accordance with the terms of the Plan. As of October 14, 2014, based on the reconciliation work to date and the payments made as described above, the Company believes that the remaining estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $46 million and $50 million. Because holders of Allowed Filene’s, LLC Class 5A (General Unsecured (Long-Term) Claims) (as defined in the Plan) are entitled to a 75% recovery, the remaining estimated aggregate amount of cash distributions to creditors and the former Majority Shareholder under the Plan is estimated between $40 million and $44 million.

The Plan and the Company’s certificate of incorporation provide that if the holders of Allowed Filene’s Class 4 (General Unsecured (Short-Term) Claims) and Class 5 (General Unsecured (Long-Term) Claims), as defined in the Plan, are not paid their full distributions under the Plan by October 1, 2014 (the “Creditor Payment Date”), then, subject to the extension of the Creditor Payment Date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A preferred stock (the “Series A Director”) will be entitled to direct the sale process for any remaining “Near-Term Properties” or “Medium-Term Properties,” each as defined in the Plan, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

The payments through September 30, 2014 constituted the full distributions payable to the holders of the Allowed Syms and Filene’s Class 3 (Convenience Claims) Creditors and the Allowed Syms General Unsecured and Filene’s General Unsecured (Short-Term) Creditors in Syms and Filene’s Class 4, respectively, the Syms Class 5 Union Pension Plan, and the Filene’s Class 5 (General Unsecured (Long Term) Claims), all as defined in the Plan. As a result, the Series A Director did not acquire control of the sale process of the Company’s remaining unsold “Near-Term Properties” and “Medium-Term Properties,” as defined in the Plan. Additionally, at a meeting of the Board of Directors of the Company held on September 24, 2014, the Creditor Payment Date was extended to April 1, 2015 in accordance with the terms of the Company’s certificate of incorporation and the Plan.

The process of reconciling claims is different from the process of actually resolving claims. Accordingly, the above estimates are based primarily on the Company’s identification and reconciliation of the amounts of asserted claims to the Company’s books and records, and not on the negotiation or settlement of specific claims. Because of the ongoing reconciliation and settlement processes, the ultimate amount of allowed claims and the ultimate amount of distributions under the Plan could be materially different from the Company’s current estimates.

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

Rights Offering and Redemption of Former Majority Shareholder

In connection with the Plan, Syms entered into an Equity Commitment Agreement, (the “ECA”), among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust (together with Marcy Syms and the Laura Merns Living Trust, the “former Majority Shareholder”) and (v) certain members of the Official Committee of Syms Equity Security Holders and their affiliates, referred to as the Backstop Parties. The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder was initially $17.8 million and was included as a liability on the Company’s Consolidated Statement of Net Assets as of March 2, 2013. On October 1, 2013, the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million of that amount and has a remaining liability due to the former Majority Shareholder on the Company’s Consolidated Statement of Net Assets as of August 30, 2014 and March 1, 2014 of $7.1 million, which is included in the estimated remaining distributions to creditors.

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

In connection with the ECA and pursuant to the Plan, Syms conducted a rights offering in which it offered to sell to all existing shareholders, other than the former Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”), the right to purchase their pro rata portion of 10,040,160 new shares of the Company’s common stock (the “Rights Offering”).

The foregoing descriptions of certain transactions, payments and other matters contemplated by the Plan are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Operating Reserves

Under the Plan, the Company’s corporate budget is composed of certain operating reserves to fund working capital and the Company’s operations. Pursuant to the Plan, these reserves were initially funded from the proceeds realized by the Company from the sale of assets, settlements or any other sources in the first year following the Plan’s effective date on September 14, 2012. For the two year period from September 14, 2012 through September 13, 2014, the amounts to be funded and used in these reserves were set under the Plan as follows: (i) a corporate overhead reserve of $5.0 million in the aggregate, (ii) a $3.8 million pension fund reserve (of which $2.0 million is to fund the minimum annual payments due under the Syms pension plan and $1.8 million is to fund the minimum quarterly payments due to Local 1102 for the allowed amount of the claims for pension withdrawal liability), (iii) a carry cost/repair/tenant improvement reserve of $9.0 million in the aggregate, and (iv) a reserve for carry costs of the Trinity Place Property of $3.0 million in the aggregate. Subsequent to September 14, 2014, additional amounts are to be funded to those four reserves plus a discretionary reserve and an emergency fund reserve of $0.5 million each.

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

	Balance			Balance
	August 30,	Adjustments		March 1,
Estimated Costs of Liquidation	2014	to Reserves	Payments	2014

Real estate related carrying costs	$7,811	$581	$(3,731)	$10,961
Professional fees	2,874	1,485	(2,277)	3,666
Payroll related costs	1,673	2	(1,046)	2,717
Other	299	(269)	-	568
	$12,657	$1,799	$(7,054)	$17,912

The assumptions underlying the estimated accrued costs of liquidation of $12.7 million as of August 30, 2014 contemplated all changes in estimates resulting from the Plan.

The Company reviewed all of its operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period is currently anticipated to conclude by July 2015.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the twenty-six week period ended August 30, 2014:

Adjustments to increase the reserve for real estate related carrying costs of approximately $0.6 million were recorded during the twenty-six weeks ended August 30, 2014. The adjustments were mainly the result of selling expenses related to the sale of the Secaucus Lease.

Adjustments to increase the reserve for professional fees of approximately $1.5 million were recorded during the twenty-six week period ended August 30, 2014. The majority of the increase reflects the increased costs resulting from the complexities of litigation related to the bankruptcy cases.

Adjustments to Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the twenty-six week period ended August 30, 2014 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	March 2, 2014 through August 30, 2014

Adjust real estate to estimated net realizable value	$25
Adjust other claims to net realizable value	(101)
$(76)

The following discussion explains the adjustments to the fair value of assets and liabilities under the liquidation basis of accounting as recorded during the twenty-six weeks ended August 30, 2014:

During the twenty-six weeks ended August 30, 2014, there was an increase of approximately $75,000 related to other claims payouts as the Company continues its reconciliation of claims as well as an additional $26,000 of costs related to the sale of common stock in the prior fiscal year.

Note 3 – New Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Note 4 – Financial Position

As of August 30, 2014 and March 1, 2014, the Company had cash and cash equivalents of $13.4 million and $9.7 million, respectively. At August 30, 2014 and March 1, 2014, the Company had restricted cash of $7.0 million and $5.6 million, respectively. The Company used its cash and cash equivalents during the period primarily for the payment of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases and the sales of properties, as well as its daily operations.

The Company has estimated claims liabilities recorded in its consolidated financial statements of approximately $42.7 million and $62.1 million at August 30, 2014 and March 1, 2014, respectively. The claims liability includes the Majority Shareholder liability of approximately $7.1 million at August 30, 2014 and March 1, 2014.

For a discussion of the Company’s payment of claims and the extension of the creditor payment date, see the discussion in the Claims Payment Process section in Note 1.

The Company believes that it would be able to fund its operations through net cash proceeds from property sales; however, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from such net cash proceeds. As previously discussed, the Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees, and the Company has obtained the consent of the holder of the Company’s Series A Preferred Stock who has the sole authority to approve an increase in the operating reserves, to increase the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from generally available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, during fiscal year 2013, the Company raised $13.0 million, net of $0.5 million in offering costs, from the issuance of stock, which can be used to, among other things, fund overhead and other expenses. The Company believes through the sale of its assets and cash on hand, along with the possibility of additional equity and/or debt financing, it will have the cash necessary to satisfy its required claims distributions and operating activities.

Note 5 – Other Assets

Other assets include trademark license intangibles, with a balance of $0.9 million as of August 30, 2014 and March 1, 2014, and security deposits with a balance of $0.2 million and $1.3 million as of August 30, 2014 and March 1, 2014, respectively.

Note 6 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of August 30, 2014 and March 1, 2014, the Company had a recorded liability of $3.5 million within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

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

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The Company had a recorded liability of $4.4 million and $5.3 million which is reflected in accrued expenses as of August 30, 2014 and March 1, 2014, respectively, and is included as part of the net claims distribution. The Company is required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, the Company paid approximately $1.6 million to the Syms sponsored plan and approximately $2.6 million to the multiemployer plans from September 17, 2012 through August 30, 2014 of which no amounts and $0.9 million were funded during the twenty-six weeks ended August 30, 2014 to the Syms sponsored plan and to the multiemployer plans, respectively.

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

Note 8 – Income Taxes

Under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs. Accordingly, it is not appropriate to record a separate deferred tax asset on the same NOLs. A valuation allowance of approximately $83.7 million was recorded through March 2, 2013. The valuation allowance was reduced by approximately $23.8 million during the fiscal year ended March 1, 2014 to $59.9 million primarily due to the increase in the values of the Company’s real estate during the fiscal year ended March 1, 2014 and increased by $0.2 million during the twenty-six weeks ended August 30, 2014 to $60.1 million.

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

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At August 30, 2014 and March 1, 2014, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder on account of the redemption of the former Majority Shareholder’s shares of Syms common stock. On October 1, 2013 the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million and has a remaining liability of $7.1 million due to the Majority Shareholder recorded on its Consolidated Statement of Net Assets as of August 30, 2014 and March 1, 2014.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks within other assets as of August 30, 2014 and March 1, 2014.

Note 10–Subsequent Events

Sale of Properties

During September 2014, the Company sold its Williamsville, New York property for proceeds, net of brokerage commissions and sale costs, of approximately $2.4 million. The value recorded in the consolidated financial statements as of August 30, 2014 and March 1, 2014 approximated the net amount realized from this transaction.

Claims Activity

As discussed in Note 1 above, the Plan and the Company’s certificate of incorporation provide that if the holders of Allowed Filene’s Class 4 (General Unsecured (Short-Term) Claims) and Class 5 (General Unsecured (Long-Term) Claims), as defined in the Plan, are not paid their full distributions under the Plan by October 1, 2014 (the “Creditor Payment Date”), then, subject to the extension of the Creditor Payment Date to April 1, 2015 under certain circumstances, the director designated by the holder of the Series A preferred stock (the “Series A Director”) will be entitled to direct the sale process for any remaining “Near-Term Properties” or “Medium-Term Properties,” each as defined in the Plan, pursuant to a commercially reasonable process consistent with maximizing the value of those properties.

The payments through September 30, 2014 constituted the full distributions payable to the holders of the Allowed Syms and Filene’s Class 3 (Convenience Claims) Creditors and the Allowed Syms General Unsecured and Filene’s General Unsecured (Short-Term) Creditors in Syms and Filene’s Class 4, respectively, the Syms Class 5 Union Pension Plan, and the Filene’s Class 5 (General Unsecured (Long Term) Claims), all as defined in the Plan. As a result, the Series A Director did not acquire control of the sale process of the Company’s remaining unsold “Near-Term Properties” and “Medium-Term Properties,” as defined in the Plan. Additionally, at a meeting of the Board of Directors of the Company held on September 24, 2014, the Creditor Payment Date was extended to April 1, 2015 in accordance with the terms of the Company’s certificate of incorporation and the Plan.

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

Disposition of Retail Operations; Implementation of Liquidation Accounting

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

The Company has identified certain significant accounting policies that have been applied to the Company’s financial reporting after the adoption of liquidation basis of accounting. These policies are described below:

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued expenses. As of August 30, 2014 and March 1, 2014 a total of $1.2 million has been accrued. As part of the process of estimating income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. The Company has analyzed the impact of the change in control that occurred on September 14, 2012 when the Company emerged from bankruptcy could have on its ability to utilize its NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, the Company believes that it should qualify for treatment under Section 382(l)(5) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company believes that its NOLs are not currently subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. Also, as a result of the passage of two years from emergence without a subsequent Section 382 ownership change, the pre-emergence federal NOL’s will not be forfeited, although they would still become subject to an annual limitation, in the event of such an ownership change.

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

Operating Activities for the Twenty-Six Weeks Ended August 30, 2014

Certain information about the properties of the Company sold during the twenty-six weeks ended August 30, 2014, including the proceeds generated, net of brokerage commissions and sale costs, is set forth below:

Property Location	Type of Property	Building Size (estimated square feet)	Net Proceeds ($ in millions)	Date of Sale

Berwyn, PA	Short term property	69,000	$3.0	April, 2014
Secaucus, NJ	Short term property	340,000	28.0	May, 2014
Total		409,000	$31.0

The liquidation basis of accounting requires management to make significant estimates and judgments. The Company adjusts its real estate assets to reflect the estimated net realizable value of the owned property. The net realizable value is estimated, by considering a number of factors and the views of multiple parties from various vantage points, including input from a third party valuation expert. As a result of the above sales transactions, the value of the Company’s real estate assets decreased from $157.7 million as of March 1, 2014 to $125.5 million as of August 30, 2014. During the same twenty-six week period, the Company used the aggregate net proceeds from asset sales to pay approximately $19.1 million of allowed claims in accordance with the terms of the Plan, reducing the Company’s liabilities under the Plan.

In addition to the sale transactions, the Company received an additional $1.0 million in rents and other income during the twenty-six weeks ended August 30, 2014. Subsequent to August 30, 2014, the Company paid $3.2 million of allowed claims in accordance with the terms of the Plan, reducing the Company’s liabilities under the Plan.

The Company’s cash operating costs and expenses for the twenty-six weeks ended August 30, 2014 were approximately $8.0 million, of which approximately $4.7 million pertained to real estate related costs, $2.3 million related to professional fees and $1.0 million related to payroll costs. As previously noted, overhead expenses have exceeded the original projections and are outpacing the budgeted reserves, primarily due to professional fees; however the Company has obtained the consent of its Series A stockholder to an increase in operating reserves.

As of August 30, 2014, the net assets of the Company available to Common Shareholders was $86.6 million, a slight decrease from $88.5 million as of March 1, 2014, primarily due to an increase in the estimated costs of liquidation expenses. Total assets decreased from $175.4 million at March 1, 2014 to $147.2 million at August 30, 2014 primarily as a result of claims payments made in accordance with the Plan as well as payments of liquidation expenses. The funds used for these payments were received from the sales of the Berwyn, PA and Secaucus, NJ properties noted above. Liabilities decreased approximately $26.3 million primarily as a result of claims payments made in accordance with the Plan as well as payments of liquidation expenses.

The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services in order to determine the estimated costs to be incurred during the remaining liquidation period.

Liquidity and Capital Resources

As of August 30, 2014 and March 1, 2014, the Company had cash and cash equivalents of $13.4 million and $9.7 million, respectively. At August 30, 2014 and March 1, 2014, the Company had restricted cash of $7.0 million and $5.6 million, respectively. The Company used its cash and cash equivalents primarily for the payment of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases, as well as its daily operations.

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

Pursuant to the Plan, with limited exceptions, any Excess Cash (as defined in the Plan) from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Consistent with the terms of the Plan, the Company made payments to creditors and the former Majority Shareholder of $33.7 million during the fiscal year ended March 1, 2014, $19.1 million during the twenty-six weeks ended August 30, 2014 and subsequently an additional $3.2 million through September 30, 2014.

Net Operating Losses

The Company believes that the Rights Offering and the redemption of the Syms shares owned by the former Majority Shareholder that occurred in connection with the Company’s emergence from bankruptcy on September 14, 2012 resulted in the Company undergoing an “ownership change,” as that term is used in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  However, the Company has analyzed the impact of such ownership change on its ability to utilize its NOLs, and while the analysis is complex and subject to subjective determinations and uncertainties, the Company believes that it should qualify for treatment under Section 382(l)(5) of the Code.  As a result, the Company currently believes that its NOLs are not subject to an annual limitation under Code Section 382.  However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382. The Company believes that its U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believes its U.S. Federal NOLs at August 30, 2014 are approximately $190.4 million. As a result of the passage of two years from emergence without a subsequent Section 382 ownership change, the $162.8 million of pre-emergence federal NOL’s will not be forfeited, although they would still become subject to an annual limitation, in the event of such an ownership change. Notwithstanding the above, even if all of the Company’s regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing its NOLs, the Company may still be subject to the U.S. Federal alternative minimum tax (which imposes a tax generally equal to the amount by which 20% of a corporation’s alternative minimum taxable income exceeds the corporation’s regular tax liability, and is calculated in a manner that may reduce the benefit of NOLs) and to state, local or other non-federal income taxes.

Recent Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the thirteen week period ended August 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 24, 2014, the Company filed a motion to assume, assign, and sell the Secaucus Lease to ASG Equities Secaucus LLC (“ASG”), which offer was subsequently increased by ASG to $29 million plus the release of the cure claims reserve held by the Company on account of a dispute with the Company’s landlord (the “ASG Motion”). As a result of the ASG Motion, the liability was removed as of March 1, 2014. On April 29, 2014, over the objection of the Company’s landlord, the Bankruptcy Court approved the Company’s decision to assume, assign, and sell the Secaucus Lease to ASG, as the highest and best offer for the Secaucus Lease (the “Approval Order”), subject to certain conditions. On April 30, 2014, the landlord filed a motion requesting the Bankruptcy Court to reconsider the Approval Order. Following additional negotiations, the Company, the landlord, and ASG settled the landlord’s objections to the Approval Order. As a consequence, on May 16, 2014, the Bankruptcy Court entered an amended Approval Order (the “Amended Approval Order”) approving the settlement and the sale of the Secaucus Lease to ASG. Pursuant to the Amended Approval Order, the sale of the Secaucus Lease to ASG closed on May 20, 2014.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)
3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended August 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statement of Changes in Net Assets for the Period March 1, 2014 to August 30, 2014 (Liquidation Basis) (unaudited), (ii) Consolidated Condensed Statements of Net Assets as of August 30, 2014 (unaudited) and March 1, 2014 (Liquidation Basis) and (iii) Notes to Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: October 14, 2014	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: October 14, 2014	By	/s/ Richard G. Pyontek
RICHARD G. PYONTEK
CHIEF FINANCIAL OFFICER, TREASURER and SECRETARY
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended August 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statement of Changes in Net Assets for the Period March 1, 2014 to August 30, 2014 (Liquidation Basis) (unaudited), (ii) Consolidated Condensed Statements of Net Assets as of August 30, 2014 (unaudited) and March 1, 2014 (Liquidation Basis) and (iii) Notes to Consolidated Condensed Financial Statements

