Form 10-Q
period 2014-11-29
Trinity Place Holdings Inc.
filed 2015-01-13
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 29, 2014

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

Yes ☑           No ☐

At January 13, 2015, there were 20,016,428 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

PART 1 – FINANCIAL INFORMATION

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN NET ASSETS FOR THE

PERIOD MARCH 1, 2014 TO NOVEMBER 29, 2014 (LIQUIDATION BASIS) (UNAUDITED)

(in thousands)

Net Assets (liquidation basis) as of March 1, 2014 available to common shareholders	$88,482

Adjustment to fair value of assets and liabilities	(23)
Adjustment to accrued costs of liquidation	(674)
Subtotal	(697)

Net Assets (liquidation basis) as of May 31, 2014 available to common shareholders	87,785

Adjustment to fair value of assets and liabilities	(53)
Adjustment to accrued costs of liquidation	(1,125)
Subtotal	(1,178)

Net Assets (liquidation basis) as of August 30, 2014 available to common shareholders	86,607

Adjustment to fair value of assets and liabilities	61
Adjustment to accrued costs of liquidation	896
Subtotal	957

Net Assets (liquidation basis) as of November 29, 2014 available to common shareholders	$87,564

See Notes to Consolidated Condensed Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF NET ASSETS

AS OF NOVEMBER 29, 2014 AND MARCH 1, 2014 (LIQUIDATION BASIS)

(in thousands)

	November 29,	March 1,
	2014	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$8,152	$9,663
Restricted cash	8,472	5,600
Receivables	33	209
Other assets	1,117	2,246
Real estate, including air rights	123,000	157,660

TOTAL ASSETS	$140,774	$175,378

LIABILITIES
Accounts payable	$1,550	$6,578
Accrued expenses	9,807	18,018
Accrued liquidation costs	9,878	17,912
Other liabilities, primarily lease settlement costs	24,909	37,322
Obligation to former majority shareholder	7,066	7,066

TOTAL LIABILITIES	$53,210	$86,896

Net assets (liquidation basis) available to common shareholders	$87,564	$88,482

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

Overview

Trinity owns commercial real estate and a variety of intellectual property assets focused on the consumer sector. Trinity’s business plan includes the monetization of commercial real estate properties and a condominium which it owned as of September 14, 2012, the effective date of the Plan, and the sale or development of 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. As described below, the Company has sold a number of its properties since the effective date of the Plan and is undertaking a review of various strategic, developmental and other value-enhancing alternatives for certain of its remaining commercial real estate properties, including the Trinity Place Property. As of November 29, 2014 the Company owned (and continues to own as of January 13, 2015) four properties.

Sold Properties

Certain information about the properties of the Company that have been sold as of November 29, 2014, including the net proceeds generated by the sold properties, net of brokerage commissions and sales costs, are set forth below:

Property Location	Type of Property	Building Size (estimated square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	3.6	November, 2012
Fairfield, CT	Short term property	43,000	5.5	December, 2012
Secaucus, NJ (Condo)	Short term property	2,000	0.3	January, 2013
Southfield, MI	Short term property	60,000	2.5	April, 2013
Marietta, GA	Short term property	77,000	2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	1.9	August, 2013
Elmsford, NY	Medium term property	59,000	22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	4.5	September, 2013
Addison, IL	Short term property	68,000	1.9	December, 2013
Norcross, GA	Short term property	69,000	1.1	February, 2014
Berwyn, PA	Short term property	69,000	3.0	April, 2014
Secaucus, NJ	Short term property	340,000	28.0	May, 2014
Williamsville, NY	Short term property	102,000	2.4	September, 2014
Total		1,189,000	$83.7

Owned Properties

Certain information about the Company’s owned properties is set forth below:

Property Location	Building Size (estimated square feet)

West Palm Beach, FL	112,000
Westbury, NY	92,000
Paramus, NJ	77,000
New York, NY (Trinity Place Property)	57,000	*
Total Square Feet	338,000

*The Trinity Place Property consists of a vacant 6-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. The Company also has ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by the Company which is improved with a 4-story landmark building which cannot be demolished.

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

Brokerage Agreements

The Company has engaged commercial real estate brokers to coordinate or assist with the sale, rental and/or development of its remaining properties. While terms may vary, the agreements generally provide for commissions ranging from 1% to 3.5% in the case of sales, and 1.5% to 5% of the base rent on the primary term in the case of rentals, payable only upon closing of a sale transaction or execution of a lease agreement, as applicable.

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

Company History

Prior to filing for bankruptcy, Syms and its wholly-owned subsidiary, Filene’s Basement, LLC (“Filene’s,” “Filene’s, LLC” or “Filene’s Basement”), collectively owned and operated a chain of 46 “off-price” retail stores.

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

Claims Payment Process

The Company is in the process of reconciling, objecting to and resolving various claims associated with the discharge of liabilities pursuant to the Plan. During the period from the effective date of the Plan through March 2, 2013, the Company’s first fiscal year-end following emergence from Chapter 11, the Company paid approximately $26.2 million to holders of Allowed Claims as defined in and in accordance with the Plan. During the fiscal year ended March 1, 2014, the Company made additional cash payments to holders of Allowed Claims, together with other payments required under the Plan, including to the former Majority Shareholder, in an aggregate amount of approximately $33.7 million. The Company made payments of an additional $22.5 million through the thirty-nine weeks ended November 29, 2014 and subsequently an additional $7.5 million through December 31, 2014, representing total payments of approximately $89.9 million since emergence.

The Company expects to pay additional Syms and Filene’s Class 3 Convenience Claims, Syms Class 4 General Unsecured Claims and Filene’s Class 4 General Unsecured (Short-Term Claims), and Filene’s Class 5 (General Unsecured (Long Term) Claims) out of Net Proceeds (as defined in the Plan) as they become Allowed Claims in accordance with the terms of the Plan. As of January 13, 2015, based on the reconciliation work to date and the payments made as described above, the Company believes that the remaining estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is between $37 million and $39 million. Because holders of Allowed Filene’s, LLC Class 5A (General Unsecured (Long-Term) Claims) (as defined in the Plan) are entitled to a 75% recovery, the remaining estimated aggregate amount of cash distributions to creditors, the former Majority Shareholder and the multiemployer pension plan (payable through 2019) under the Plan is estimated between $32 million and $35 million.

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

Rights Offering and Redemption of Former Majority Shareholder

In connection with the Plan, Syms entered into an Equity Commitment Agreement, (the “ECA”), among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust (together with Marcy Syms and the Laura Merns Living Trust, the “former Majority Shareholder”) and (v) certain members of the Official Committee of Syms Equity Security Holders and their affiliates, referred to as the Backstop Parties. The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares will be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder was initially $17.8 million and was included as a liability on the Company’s Consolidated Statement of Net Assets as of March 2, 2013. On October 1, 2013, the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million of that amount and has a remaining obligation to former Majority Shareholder on the Company’s Consolidated Statements of Net Assets as of November 29, 2014 and March 1, 2014 of $7.1 million, which is included in the estimated remaining distributions to creditors.

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

The Company’s $5 million corporate overhead reserve initially contemplated by the Plan was depleted prior to the end of the two-year period following the Plan effective date, primarily due to greater than expected professional fees. In January 2014, the holder of the Company’s Series A Preferred Stock, which has the sole authority to approve an increase in the operating reserves, consented to an increase in the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales.

Under the Plan, the consent of the holder of the Series A preferred stock is required for an increase in the aggregate cap for any reserve and the use of funds in a reserve for expenses designated to be paid from another reserve, except that, (i) by a majority vote of the Board of Directors, amounts in the corporate overhead reserve may be reallocated to the carry cost/repair/tenant improvement reserve and (ii) by a majority vote of the Board of Directors, and with the consent of the “Independent Director,” as described in the Plan, amounts in the corporate overhead reserve may be reallocated to the Trinity Place Property carry reserve (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for additional discussion).

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

	Balance			Balance
	November 29,	Adjustments		March 1,
Estimated Costs of Liquidation	2014	to Reserves	Payments	2014

Real estate related carrying costs	$4,658	$(1,800)	$(4,503)	$10,961
Professional fees	3,546	$2,724	$(2,844)	3,666
Payroll related costs	1,594	$352	$(1,475)	2,717
Other	80	$(373)	$(115)	568
	$9,878	$903	$(8,937)	$17,912

The assumptions underlying the estimated accrued costs of liquidation of $9.9 million as of November 29, 2014 contemplated all changes in estimates resulting from the Plan.

The Company reviewed all of its operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period is currently anticipated to conclude by July 2015.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the thirty-nine week period ended November 29, 2014:

Adjustments to decrease the reserve for real estate related carrying costs of approximately $1.8 million were recorded during the thirty-nine weeks ended November 29, 2014. The adjustments were mainly the result of estimated selling expenses for the Trinity Place Property and the actual selling expenses related to the sale of the Secaucus Lease.

Adjustments to increase the reserve for professional fees of approximately $2.7 million were recorded during the thirty-nine week period ended November 29, 2014. The majority of the increase reflects the increased costs resulting from the complexities of litigation related to the bankruptcy cases.

Adjustments to Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the thirty-nine week period ended November 29, 2014 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	March 2, 2014 through November 29, 2014

Adjust real estate to estimated net realizable value	$25
Adjust other claims to net realizable value	(40)
$(15)

The following discussion explains the adjustments to the fair value of assets and liabilities under the liquidation basis of accounting as recorded during the thirty-nine weeks ended November 29, 2014:

During the thirty-nine weeks ended November 29, 2014, there was an increase of approximately $14,000 related to other claims payouts as the Company continues its reconciliation of claims as well as an additional $26,000 of costs related to the sale of common stock in the prior fiscal year.

Note 3 – New Accounting Pronouncements

There are no proposed or recently issued accounting standards that are expected to have a material impact on the Company.

Note 4 – Financial Position

As of November 29, 2014, the Company had total cash of $16.6 million, of which approximately $8.1 million was cash and cash equivalents and approximately $8.5 million was restricted cash. As of March 1, 2014, the Company had total cash of $15.3 million, of which approximately $9.7 million was cash and cash equivalents and approximately $5.6 million was restricted cash. The change in total cash during the period was primarily from the payment of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases, the sales of properties, and the daily operations of the Company.

The Company has estimated claims liabilities recorded in its consolidated financial statements of approximately $39.7 million and $62.1 million at November 29, 2014 and March 1, 2014, respectively. The claims liability includes the obligation to former Majority Shareholder of approximately $7.1 million at November 29, 2014 and March 1, 2014 (see Note 9 - Related Party Transactions), and a liability for the multi-employer pension plan of approximately $4.2 million and $5.3 million at November 29, 2014 and March 1, 2014, respectively, which is payable in quarterly distributions of $0.2 million until completely paid (see Note 6 - Pension Plan).

For a discussion of the Company’s payment of claims and the extension of the creditor payment date, see the discussion in the Claims Payment Process section in Note 1.

The Company believes that it would be able to fund its operations through net cash proceeds generated from property sales; however, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from such net cash proceeds. As previously discussed, the Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees, and the Company has obtained the consent of the holder of the Company’s Series A Preferred Stock who has the sole authority to approve an increase in the operating reserves, to increase the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, during fiscal year 2013, the Company raised $13.0 million, net of $0.5 million in offering costs, from the issuance of stock, which can be used to, among other things, fund overhead and other expenses. The Company believes through the sale of its assets and cash on hand, along with the possibility of additional equity and/or debt financing, it will have the cash necessary to satisfy its required claims distributions and operating activities as contemplated by the plan. On December 31, 2014, the Company filed a motion (the “Motion”) with the Court to approve, among other things, a proposed loan facility. For more information on the Motion, see Note 10 - Subsequent Events as well as the Current Report Form 8-K filed by the Company on December 31, 2014, which attaches a copy of the Motion, including the proposed loan facility and charter amendment, as Exhibit 10.1 thereto.

Note 5 – Other Assets

Other assets include trademark license intangibles, with a balance of $0.9 million as of November 29, 2014 and March 1, 2014, and security deposits with a balance of $0.2 million and $1.3 million as of November 29, 2014 and March 1, 2014, respectively.

Note 6 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of November 29, 2014 and March 1, 2014, the Company had a recorded liability of $2.8 million and $3.5 million, respectively, within accrued expenses which represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

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

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The Company had a recorded liability of $4.2 million and $5.3 million which is reflected in accrued expenses as of November 29, 2014 and March 1, 2014, respectively, and is included as part of the net claims distribution. The Company is required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, the Company paid approximately $2.4 million to the Syms sponsored plan and approximately $2.8 million to the multiemployer plans from September 17, 2012 through November 29, 2014 of which $0.7 million and $1.2 million were funded during the thirty-nine weeks ended November 29, 2014 to the Syms sponsored plan and to the multiemployer plans, respectively.

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

Note 8 – Income Taxes

Under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available net operating loss carry forwards (“NOLs”). Accordingly, it is not appropriate to record a separate deferred tax asset on the same NOLs. A valuation allowance of approximately $83.7 million was recorded through March 2, 2013. The valuation allowance was reduced by approximately $23.8 million during the fiscal year ended March 1, 2014 to $59.9 million primarily due to the increase in the values of the Company’s real estate during the fiscal year ended March 1, 2014 and decreased by $1.4 million during the thirty-nine weeks ended November 29, 2014 to $58.5 million.

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

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At November 29, 2014 and March 1, 2014, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder on account of the redemption of the former Majority Shareholder’s shares of Syms common stock. On October 1, 2013 the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million and has a remaining liability of $7.1 million due to the former Majority Shareholder recorded on its Consolidated Statements of Net Assets as of November 29, 2014 and March 1, 2014.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks within other assets as of November 29, 2014 and March 1, 2014.

Note 10 – Subsequent Events

Payment of Claims

In accordance with the Plan, the Company made additional payments through December 31, 2014 that constituted the full distributions payable to the then presently Allowed Claims (as defined in the Plan) to the holders of Syms Class 2B and Filene’s Class 4, as defined in the Plan, in an aggregate amount of approximately $7.5 million, of which payments were made from the Company’s restricted cash balance as reported for the fiscal period ended November 29, 2014.

Motion filed with Bankruptcy Court

On December 31, 2014, the Company filed a motion (the “Motion”) with the Court seeking the following from the Court:

•	authority to enter into a $40 million loan facility, with the option if certain conditions are met, to add additional term loans not to exceed $10 million to be provided by Sterling National Bank and Israel Discount Bank of New York and secured by the Trinity Place Property;

•	authority to develop, sell or otherwise transfer the Syms Owned Real Estate in whole or in part (as such term is defined in the Plan), including the Trinity Place Property, pursuant to the Plan and Findings of Fact, Conclusions of Law and Order Confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and Its Subsidiaries (the “Confirmation Order”);

•	authority to amend the certificate of incorporation of the Company to preserve the NOLs by virtue of certain restrictions on transfers of stock and stock ownership that may otherwise result in limitations on the NOLs;

•	confirmation that no mortgage recording, transfer, or similar taxes that may otherwise be incurred due to the transfer of any interest in Syms Owned Real Estate shall be due pursuant to section 1146 of Chapter 11 of the United States Code and the Confirmation Order.

The hearing on the Motion is scheduled for January 21, 2015. For more information on the Motion, see the Current Report on Form 8-K filed by the Company on December 31, 2014, which attaches a copy of the Motion, including the proposed loan facility and charter amendment, as Exhibit 10.1 thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report, including but not limited to factors discussed below as well as those discussed elsewhere in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others, the restrictions contained in the Plan and our certificate of incorporation, including restrictions that may be imposed as a result of certain voting and approval rights of the holder of our Series A preferred stock, the occurrence or lack thereof of some or all of the items contemplated by the Motion, the adequacy of reserves for Company operating expenses, the influence of certain majority stockholders, the Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes, certain conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders, competition in the real estate business, the ability of the Company to comply with environmental or other laws, the risk of potential uninsured losses and/or claims, asset values, the outcome of litigation, general economic and market conditions, higher than anticipated costs, unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control or that are not currently known to the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the SEC.

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

The Company has identified certain significant accounting policies that have been applied to the Company’s financial reporting after the adoption of liquidation basis of accounting. These policies are described below:

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

c.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued expenses. As of November 29, 2014 and March 1, 2014 a total of $1.2 million has been accrued. As part of the process of estimating income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which NOLs are expected to be available to offset income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. The Company has analyzed the impact of the change in control that occurred on September 14, 2012 when the Company emerged from bankruptcy could have on its ability to utilize its NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, the Company believes that it should qualify for treatment under Section 382(l)(5) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company believes that its NOLs are not currently subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. Also, as a result of the passage of two years from emergence without a subsequent Section 382 ownership change, the pre-emergence federal NOLs will not be forfeited, although they would still become subject to an annual limitation, in the event of such an ownership change in the future.

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

Operating Activities for the Thirty-Nine Weeks Ended November 29, 2014

Certain information about the properties of the Company sold during the thirty-nine weeks ended November 29, 2014, including the proceeds generated, net of brokerage commissions and sale costs, is set forth below:

Property Location	Type of Property	Building Size (estimated square feet)	Net Proceeds ($ in millions)	Date of Sale

Berwyn, PA	Short term property	69,000	$3.0	April, 2014
Secaucus, NJ	Short term property	340,000	28.0	May, 2014
Williamsville, NY	Short term property	102,000	2.4	September, 2014
Total		511,000	$33.4

The liquidation basis of accounting requires management to make significant estimates and judgments. The Company adjusts its real estate assets to reflect the estimated net realizable value of the owned property. The net realizable value is estimated, by considering a number of factors and the views of multiple parties from various vantage points, including input from a third party valuation expert. As a result of the above sales transactions, the value of the Company’s real estate assets decreased from $157.7 million as of March 1, 2014 to $123.0 million as of November 29, 2014. During the same thirty-nine week period, the Company used the aggregate net proceeds from asset sales to pay approximately $22.5 million of allowed claims in accordance with the terms of the Plan, reducing the Company’s liabilities under the Plan.

In addition to the sale transactions, the Company received an additional $1.1 million in rents and other cash receipts during the thirty-nine weeks ended November 29, 2014. Subsequent to November 29, 2014, the Company paid $7.5 million of allowed claims in accordance with the terms of the Plan, using the restricted cash balance as reported for the fiscal period ended November 29, 2014, reducing the Company’s liabilities under the Plan.

The Company’s cash operating costs and expenses for the thirty-nine weeks ended November 29, 2014 were approximately $10.1 million, of which approximately $5.8 million pertained to real estate related costs, $2.8 million related to professional fees and $1.5 million related to payroll costs. As previously noted, overhead expenses have exceeded the original projections and are outpacing the budgeted reserves, primarily due to professional fees; however the Company has obtained the consent of its Series A stockholder to an increase in operating reserves.

As of November 29, 2014, the net assets of the Company available to Common Shareholders was $87.6 million, a slight decrease from $88.5 million as of March 1, 2014, primarily due to an increase in the estimated costs of liquidation expenses. Total assets decreased from $175.4 million at March 1, 2014 to $140.8 million at November 29, 2014 primarily as a result of claims payments made in accordance with the Plan as well as payments of liquidation expenses from the proceeds received from the sales of properties during the period. Liabilities decreased approximately $33.7 million primarily as a result of such payments.

The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services in order to determine the estimated costs to be incurred during the remaining liquidation period.

Liquidity and Capital Resources

As of November 29, 2014, the Company had total cash of $16.6 million, of which approximately $8.1 million was cash and cash equivalents and approximately $8.5 million was restricted cash. As of March 1, 2014, the Company had total cash of $15.3 million, of which approximately $9.7 million was cash and cash equivalents and approximately $5.6 million was restricted cash. The change in total cash during the period was primarily from the payment of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases, the sales of properties, and the daily operations of the Company.

The Company believes that it would be able to fund its operations through net cash proceeds from property sales; however, the Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from such net cash proceeds. As previously discussed, the Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees, and the Company has obtained the consent of the holder of the Company’s Series A Preferred Stock, who has the sole authority to approve an increase in the operating reserves, to increase the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from generally available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, during fiscal 2013, the Company raised $13.0 million, net of $0.5 million in offering costs, from the issuance of stock, which can be used to, among other things, fund overhead and other expenses. The Company believes through the sale of its assets and cash on hand, along with the possibility of additional equity and/or debt financing, it will have the cash necessary to satisfy its required claims distributions and operating activities as contemplated by the Plan. On December 31, 2014, the Company filed a Motion with the Court to approve, among other things, a proposed loan facility. For more information on the Motion, see Note 10 - Subsquent Events as well as the Current Report on Form 8-K filed by the Company on December 31, 2014, which attaches a copy of the Motion, including the proposed loan facility and charter amendments, as Exhibit 10.1 thereto.

Under the Plan, the proceeds of a common equity financing can be used to fund operating expenses in excess of the reserves and for other uses, while the proceeds of a debt financing, following the establishment of reserves, generally must be used to pay creditor claims.

Pursuant to the Plan, with limited exceptions, any Excess Cash (as defined in the Plan) from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Consistent with the terms of the Plan, the Company made payments to creditors and the former Majority Shareholder of $33.7 million during the fiscal year ended March 1, 2014, $22.5 million during the thirty-nine weeks ended November 29, 2014 and subsequently an additional $7.5 million through December 31, 2014.

Net Operating Losses

The Company believes that the Rights Offering and the redemption of the Syms shares owned by the former Majority Shareholder that occurred in connection with the Company’s emergence from bankruptcy on September 14, 2012 resulted in the Company undergoing an “ownership change,” as that term is used in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  However, the Company has analyzed the impact of such ownership change on its ability to utilize its NOLs, and while the analysis is complex and subject to subjective determinations and uncertainties, the Company believes that it should qualify for treatment under Section 382(l)(5) of the Code.  As a result, the Company currently believes that its NOLs are not subject to an annual limitation under Code Section 382.  However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382. The Company believes that its U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believes its U.S. Federal NOLs at November 29, 2014 are approximately $189.5 million. As a result of the passage of two years from emergence without a subsequent Section 382 ownership change, the $162.8 million of pre-emergence federal NOL’s will not be forfeited, although they would still become subject to an annual limitation, in the event of such an ownership change in the future. Notwithstanding the above, even if all of the Company’s regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing its NOLs, the Company may still be subject to the U.S. Federal alternative minimum tax (which imposes a tax generally equal to the amount by which 20% of a corporation’s alternative minimum taxable income exceeds the corporation’s regular tax liability, and is calculated in a manner that may reduce the benefit of NOLs) and to state, local or other non-Federal income taxes.

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

b)	Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the thirteen week period ended November 29, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)
3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended November 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statement of Changes in Net Assets for the Period March 1, 2014 to November 29, 2014 (Liquidation Basis) (unaudited), (ii) Consolidated Condensed Statements of Net Assets as of November 29, 2014 (unaudited) and March 1, 2014 (Liquidation Basis) and (iii) Notes to Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: January 13, 2015	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: January 13, 2015	By	/s/ Richard G. Pyontek
RICHARD G. PYONTEK
CHIEF FINANCIAL OFFICER, TREASURER and SECRETARY
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on October 2, 2013)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended November 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statement of Changes in Net Assets for the Period March 1, 2014 to November 29, 2014 (Liquidation Basis) (unaudited), (ii) Consolidated Condensed Statements of Net Assets as of November 29, 2014 (unaudited) and March 1, 2014 (Liquidation Basis) and (iii) Notes to Consolidated Condensed Financial Statements

