Form 10-K
period 2015-02-28
Trinity Place Holdings Inc.
filed 2015-05-14
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8546

TRINITY PLACE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	No. 22-2465228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

717 Fifth Avenue, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑    No ☐

As of August 31, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $97,710,000.

As of May 14, 2015, there were 20,121,619 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2015 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

Special Note Regarding Forward-Looking Statements

This Annual Report, including but not limited to factors discussed below as well as those discussed elsewhere in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information relating to Trinity Place Holdings Inc. (the “Company”) that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others: the Company’s limited operating history; the Company’s ability to execute its business plan as it relates to the development or sale of the Trinity Place Property; risks associated with investments in leased real estate generally; the ability of the Company to renew its leases and enter into new leases; competition; risks associated with partnerships or joint ventures; the Company’s ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development and/or redevelopment of its properties; the ability of the Company to obtain financing; the influence of certain majority stockholders; certain conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders; the restrictions contained in the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”) and our certificate of incorporation, including restrictions that may be imposed as a result of certain voting and approval rights of the holder of our Series A preferred stock and limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our NOLs and certain other tax attributes, which may not succeed in protecting such tax attributes, and/or may limit the liquidity of our common stock; loss of key personnel; the failure of the Company’s wholly-owned subsidiary to repay outstanding indebtedness; the Company’s ability to use NOLs to offset future taxable income for U.S. Federal income tax purposes; stock price volatility; certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us; the adequacy of reserves for Company operating expenses; unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control or that are not currently known to the Company or which the Company believes are not material. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the Securities and Exchange Commission (“SEC”).

Item 1.        BUSINESS

Overview

Trinity Place Holdings Inc. (referred to in this Annual Report as “Trinity,” the “Company,” or “we”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Our principal asset is a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. We also own a shopping center located in West Palm Beach, Florida and retail boxes in Westbury, New York and Paramus, New Jersey and we control a variety of intellectual property assets focused on the consumer sector.

As described in greater detail below, the predecessor to Trinity is Syms Corp. (“Syms”). Syms and its subsidiaries (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) on November 2, 2011 (the “Petition Date”). On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

Following a General Unsecured Claim Satisfaction and the final payment to the former Majority Shareholder, as described below under “Claims Payment Process,” the Company will have satisfied its remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

2014 Highlights

In fiscal 2014, our principal activities consisted of the sale of three properties for approximately $33.4 million of net proceeds, the successful resolution of litigation and the release of cash reserves associated with the Company’s former headquarters. We paid approximately $30.0 million of approved claims and resolved a significant number (in quantity and amount) of the outstanding claims since the end of the previous fiscal year. We obtained a loan of $40 million to facilitate the payment of our remaining obligations under the Plan and to provide working capital. We commenced accounting on a going concern basis on February 10, 2015. In addition, we continued ongoing work related to the sale, development and/or redevelopment of our remaining four real estate properties and our intellectual property assets, including proceeding with pre-development work on the Trinity Place Property, and the evaluation and protection of our net operating losses.

General Business Plan

Since the effective date of the Plan, Trinity’s business plan has been focused on the monetization of its commercial real estate properties, including the development or sale of the Trinity Place Property, a vacant building in downtown Manhattan, and related development rights, and the payment of approved claims, all in accordance with the Plan and as described in greater detail below.

Throughout this period, the Company undertook a review of various strategic, developmental and other value-enhancing alternatives for certain of its commercial real estate properties, including the Trinity Place Property, and retained advisors, including architects, construction experts and attorneys to assist it in its evaluation and review of cost estimates and monetization strategies. The Company has also explored and continues to explore monetizing its intellectual property assets, including its rights to the Filene’s Basement® trademark and the Stanley Blacker® brand, and the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan.

During the period from the effective date of the Plan through the fiscal year ended February 28, 2015, the Company sold 13 of its properties and the Secaucus condominium (see Sold Properties below for additional information), and paid approximately $90 million in respect to approved claims, with an estimated $16.3 million of payments remaining to be made following approximately $12.7 million of payments made subsequent to the end of the fiscal year.

Financial Reporting

In response to the Chapter 11 filing the Company adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the loan transaction described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources below, the Company ceased reporting on the liquidation basis of accounting, in light of its available cash resources, the estimated range of outstanding payments on unresolved claims, and its ability to operate as a going concern. The Company resumed reporting on the going concern basis of accounting on February 10, 2015. The impact of this change in accounting is discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Accounting; Change from Liquidation Accounting to Going Concern Accounting and Note 1 to the Company’s consolidated financial statements (Basis of Presentation).

The Company’s fiscal year ends on the Saturday closest to the last day of February each year.

Properties

Owned Properties

The Company owns the Trinity Place Property, a shopping center in West Palm Beach, Florida and retail boxes in Westbury, New York and Paramus, New Jersey. Certain information about these properties as of February 28, 2015, including tenant leases, is set forth below in Item 2. Properties.

Sold Properties

Since the effective date of the Plan, the Company has sold 13 properties and the Secaucus condominium, including three in the most recently ended fiscal year. Certain information about these properties, including the proceeds, net of brokerage commissions and sale costs, are set forth below:

Property Location	Type of Property	Building Size (estimated square feet)	Net Proceeds ($ in millions)	Date of Sale

Miami, FL	Short term property	53,000	$4.1	September, 2012
Houston, TX	Short term property	42,000	3.6	November, 2012
Fairfield, CT	Short term property	43,000	5.5	December, 2012
Secaucus, NJ (Condominium)	Short term property	2,000	0.3	January, 2013
Southfield, MI	Short term property	60,000	2.5	April, 2013
Marietta, GA	Short term property	77,000	2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	1.9	August, 2013
Elmsford, NY	Medium term property	59,000	22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	4.5	September, 2013
Addison, IL	Short term property	68,000	1.9	December, 2013
Norcross, GA	Short term property	69,000	1.1	February, 2014
Berwyn, PA	Short term property	69,000	3.0	April, 2014
Secaucus, NJ	Short term property	340,000	28.0	May, 2014
Williamsville, NY	Short term property	102,000	2.4	September, 2014
Total		1,189,000	$83.7

Chapter 11 Cases and Plan

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

On August 30, 2012, the Court entered an order confirming the Plan, and the Plan became effective on September 14, 2012. Upon the effective date of the Plan and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity was to attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders. Under the Plan, Syms creditors holding Allowed Claims (as defined in the Plan) are entitled to payment of those claims in full. The Plan also provides for Filene’s, LLC creditors to receive recoveries from the monetization of certain of Trinity’s assets. Filene’s, LLC Class 4A (General Unsecured (Short-Term)) creditors holding Allowed Claims are entitled to payment in full and Filene’s, LLC Class 5A (General Unsecured (Long-Term)) creditors holding Allowed Claims are entitled to a recovery of 75% on their claims. See below for additional information on the claims payment process and status of outstanding unresolved claims.

Claims Payment Process

The Company is in the process of reconciling, objecting to and resolving the remaining claims associated with the discharge of liabilities pursuant to the Plan. During the period from the effective date of the Plan through March 2, 2013, the Company’s first fiscal year-end following emergence from Chapter 11, the Company paid approximately $26.2 million to holders of Allowed Claims as defined in and in accordance with the Plan. During the fiscal year ended March 1, 2014, the Company made cash payments to holders of Allowed Claims, together with other payments required under the Plan, including to the former Majority Shareholder, in an aggregate amount of approximately $33.7 million. During the fiscal year ended February 28, 2015, the Company made cash payments to holders of Allowed Claims, together with other payments required under the Plan, in the aggregate amount of approximately $30.0 million. The Company subsequently made additional cash payments through May 14, 2015 of $12.7 million, representing total payments of approximately $102.6 million since emergence.

The Company expects to pay additional Syms and Filene’s Class 3 Convenience Claims, Syms Class 4 General Unsecured claims and Filene’s Class 4 General Unsecured (Short-Term Claims), and Filene’s Class 5 (General Unsecured (Long-Term) Claims) out of Net Proceeds (as defined in the Plan) as they become Allowed Claims in accordance with the terms of the Plan. As of May 14, 2015 and February 28, 2015, based on the reconciliation work to date and the payments made as described above, the Company believes that the remaining estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is approximately $18.0 million and $35.2 million, respectively. Because holders of Allowed Filene’s, LLC Class (General Unsecured (Long-Term) Claims) (as defined in the Plan) are entitled to a 75% recovery, as of May 14, 2015 and February 28, 2015 the remaining estimated aggregate amount of cash distributions to creditors, the former Majority Shareholder ($7.1 million), and the multiemployer pension plan ($4.0 million payable through 2019) under the Plan is estimated to be in the aggregate approximately $16.3 million and $29.0 million, respectively.

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

The Plan and the Company’s certificate of incorporation provide that if there has not been a General Unsecured Claim Satisfaction, as defined in the Plan, by October 1, 2016, then the size of the Board of Directors shall automatically increase to nine members, seven of which are to be elected by the holder of the Series A preferred stock. If a General Unsecured Claim Satisfaction has occurred but the required payments to the former Majority Shareholder have not been made in full by October 16, 2016, then the size of the Board will automatically be adjusted to four members, three of whom would be elected by the former Majority Shareholder. In each case, the Board of Directors will remain controlled by the holder of the Series A preferred stock or the former Majority Shareholder, as applicable, until the required payments are made. Based on the Company’s available liquidity and estimated payments in respect of outstanding claims as described above, the Company currently anticipates a General Unsecured Claim Satisfaction and the required payment to the former Majority Shareholder will be made prior to these dates.

Rights Offering and Redemption of Former Majority Shareholder

In connection with the Plan, Syms entered into an Equity Commitment Agreement, (the “ECA”), among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust (together with Marcy Syms and the Laura Merns Living Trust, the “former Majority Shareholder”) and (v) certain members of the Official Committee of Syms Equity Security Holders and their affiliates, referred to as the Backstop Parties. The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares is to be made to the former Majority Shareholder in accordance with the Plan as the Company’s real estate assets are monetized. The net amount due to the former Majority Shareholder was initially $17.8 million and as of each of February 28, 2015 and May 14, 2015 is $7.1 million, which amount is included in the estimated remaining distributions to creditors.

Under the terms of the Plan, the Company is generally restricted from making any distributions, dividends or redemptions on its common stock until after the former Majority Shareholder payments are made in full. The certificate of incorporation of the Company provides for a share of Series B preferred stock owned by the former Majority Shareholder and entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided that and conditional upon the General Unsecured Claim Satisfaction having occurred. As noted above, based on the Company’s available liquidity and estimated payments in respect of outstanding claims, the Company currently anticipates the payment to the former Majority Shareholder will be made by such date.

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

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this annual report on Form 10-K are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Operating Reserves

The Plan provides for a corporate budget for the Company. This Plan budget is composed of certain operating reserves to fund working capital and the Company’s operations while it operates under the Plan. Pursuant to the Plan, these reserves were initially funded from the proceeds realized by the Company from the sale of assets, settlements or any other sources in the first year following the Plan effective date on September 14, 2012. For the two year period from September 14, 2012 through September 13, 2014, the amounts to be funded and used in these reserves were set under the Plan as follows: (i) a corporate overhead reserve of $5.0 million in the aggregate, (ii) a $3.8 million pension fund reserve (of which $2.0 million is to fund the minimum annual payments due under the Syms pension plan and $1.8 million is to fund the minimum quarterly payments due to Local 1102 for the allowed amount of the claims for pension withdrawal liability), (iii) a carry cost/repair/tenant improvement reserve of $9.0 million in the aggregate, and (iv) a reserve for carry costs of the Trinity Place Property of $3.0 million in the aggregate. Subsequent to September 14, 2014, additional amounts are to be funded to those four reserves plus a discretionary reserve and an emergency fund reserve of $0.5 million each.

The Company’s $5 million corporate overhead reserve initially contemplated by the Plan was depleted prior to the end of the two-year period following the Plan effective date, primarily due to greater than expected professional fees. In January 2014, the holder of the Company’s Series A Preferred Stock, who has the sole authority to approve an increase in the operating reserves, consented to an increase in the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales.

Under the Plan, the consent of the holder of the Series A preferred stock is required for an increase in the aggregate cap for any reserve and the use of funds in a reserve for expenses designated to be paid from another reserve, except that, (i) by a majority vote of the Board of Directors, amounts in the corporate overhead reserve may be reallocated to the carry cost/repair/tenant improvement reserve and (ii) by a majority vote of the Board of Directors, and with the consent of the “Independent Director,” as described in the Plan, amounts in the corporate overhead reserve may be reallocated to the Trinity Place Property carry reserve (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for additional discussion).

As noted above, following a General Unsecured Claim Satisfaction and the final payment to the former Majority Shareholder the Company will have satisfied its remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan, including with respect to this corporate budget.

Competition

The markets in which the Company’s properties are located are inherently competitive.  With respect to the Company’s properties currently located in Paramus, New Jersey, West Palm Beach, Florida and Westbury, New York, and with respect to any future real estate assets that the Company acquires, the Company will be competing for some of the same tenants, contractors, lenders and potential purchasers or investors with respect to other assets within the same markets. Competitive factors with respect to the Company’s Trinity Place Property may have a more material effect on the Company as it is the Company’s most valuable real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of the Trinity Place Property in order to continue to support the growth of the downtown Manhattan neighborhood as a vibrant 24/7 community to work, visit and live. Several privately funded commercial and residential developments are being built or are proposed to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact the Company’s evolving plan to maximize the value of its Trinity Place Property.

Environmental Compliance

Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real-estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.

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

Based on a 2012 Phase 1 Environmental Assessment for the Trinity Place Property, the following conditions were noted for further investigation: an underground storage tank, asbestos containing materials and lead based paint. The Company estimates it will incur a minimum of $0.5 million in fees and abatement related to the Trinity Place Property. The Company estimates that it will incur approximately $0.1 million in fees for Phase 1, Phase 2 and asbestos studies when selling or redeveloping its remaining properties.

Trademarks

Various trademarks controlled by and/or owned by the Company including “Filene’s Basement”®, “Stanley Blacker”®, “Running of the Brides”® and “An Educated Consumer is Our Best Customer,”® have been registered with the United States Patent and Trademark Office.

Employees

As of February 28, 2015, the Company had six full-time employees staffed in executive, management, accounting and administration capacities.

General Information about Syms and Trinity

Syms was incorporated in New Jersey in 1983. Trinity was incorporated in Delaware immediately prior to the effective date of the Plan. Trinity maintains its headquarters at 717 Fifth Avenue, New York, New York, 10022, and the telephone number is (212) 235-2190.

Available Information

We are a public company and are subject to the informational requirements of the Exchange Act. Accordingly, we file periodic reports and other information with the SEC. Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

Our website address is www.trinityplaceholdings.com or www.tphs.com. We make available without charge, through our website in the “Financials” section, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.     RISK FACTORS

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and stockholders should take such risks into account in evaluating us or any investment decision involving our Company. This section does not describe all risks that may be applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. More detailed information concerning certain of the risk factors described below is contained in other sections of this Annual Report on Form 10-K. Stockholders should also refer to the other information contained in our periodic reports, including the Special Note Regarding Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a further discussion of the risks, uncertainties and assumptions relating to our business.

We have a limited operating history and have not generated a profit and consequently our business plan is difficult to evaluate and our long term viability cannot be assured.

Our prospects for financial success are difficult to assess because we have a limited operating history since emergence from bankruptcy and, more recently, as a going concern. The predecessor to the Company filed for Chapter 11 relief on November 2, 2011, and the Company emerged from bankruptcy on September 14, 2012. The Company resumed reporting on the going concern basis of accounting on February 10, 2015. Since emergence from bankruptcy, we have generated limited revenues and the development of our business plan will require substantial capital expenditures. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including, but not limited to capital resources. There can be no assurance that our business will be successful, that we will be able to achieve or maintain a profitable operation, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

Much of our current business plan is focused on the development or sale of the Trinity Place Property and an inability to execute this business plan could have a material adverse effect on our results of operations.

Our business plan includes the development, redevelopment and/or sale of our remaining commercial real estate properties and in particular the development or sale of the Trinity Place Property. The Trinity Place Property currently makes up a majority of our assets. As a result, our revenues and future growth are heavily dependent on the success of implementing our business plan to develop or sell the Trinity Place Property, which is currently in pre-development. An inability to successfully execute our business plan with respect to the Trinity Place Property could have a material adverse effect on our results of operations.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased real estate generally.

We are subject to the general risks of investing in and owning leased real estate. These include the ability to secure leases with new tenants, the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove or certain upgrades that may be needed should it become necessary to re-rent the leased space for other uses, rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition. In addition, if our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases or to attract new tenants. Our results of operations and cash flow may be adversely affected as a result of these factors.

We may be unable to renew our current leases, lease vacant space, or re-lease space as our current leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at favorable rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, our financial condition, results of operations and cash flows could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

Competition may adversely affect our ability to purchase properties and to attract and retain tenants.

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Our competitors include real estate investment trusts, financial institutions, private funds, insurance companies, pension funds, private companies, family offices, sovereign wealth funds and individuals. This competition may result in a higher cost for properties than we wish to pay. In addition, retailers at our properties face increasing competition from outlet malls, discount shopping clubs, e-commerce, direct mail and telemarketing, which could reduce rents payable to us and reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

We may become subject to the risks associated with partnerships and joint ventures.

Although we do not currently have joint ventures, we may become involved in partnerships and/or joint ventures in the future with respect to current or future properties.  Partnerships and joint venture investments may involve risks not otherwise present for investments made or owned solely by us, including the possibility that our partner or co-venturer might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture, activities conducted by a partner that have a negative impact on the joint venture or us, and disputes with our partner. Also, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

Our ability to develop and/or redevelop our properties will depend on our obtaining certain permits, site plan approvals and other governmental approvals from local municipalities, which we may not be able to obtain on a timely basis or at all.

In order to develop and/or redevelop our properties, we will be required to obtain certain permits, site plan approvals or other governmental approvals from local municipalities. We may not be able to secure all the necessary permits or approvals on a timely basis or at all, which may prevent us from developing and/or redeveloping our properties according to our business plan.  The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township and state agencies having control over the specific properties. Lack of permits and approvals to develop and/or redevelop our properties could severely and adversely affect our business.

We have generated minimal revenues from operations and have limited cash resources, and may be reliant on external sources of financing to fund operations in the future.

As of February 28, 2015, our revenue generating activities have not yet produced sufficient funds for profitable operations. Our continued operation will be dependent upon the success of future operations and will likely require raising additional financing on acceptable terms. We have relied and may continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of financing would be available to the Company on commercially favorable terms should our capital requirements exceed cash available from operations and existing cash and cash equivalents.

Over 50% of our shares of common stock are controlled by three of our stockholders who may have the ability to influence the election of directors and the outcome of matters submitted to our stockholders.

Over 50% of our shares of common stock are controlled by three of our stockholders. As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The concentration of ownership could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Certain of our directors could have conflicts of interest due to their affiliations with certain of our stockholders, which may be resolved in a manner adverse to us.

Alexander Matina and Marina Shevyrtalova, directors of the Company, are affiliated with entities that own a significant percentage of our common stock. This ownership could create or appear to create potential conflicts of interest when these individuals are faced with decisions that involve the Company or any of its subsidiaries.

The holder of our Series A preferred stock has certain voting rights and the holders of our Series A preferred stock and special stock have the right to appoint members to our Board of Directors and, consequently, the ability to exert significant influence over us.

Our certificate of incorporation provides for certain rights in favor of the holder of the Series A preferred stock until such time as the General Unsecured Claim Satisfaction has occurred, including substantial voting rights and the right to elect two individuals to our Board of Directors (one of whom is the “independent director” nominated by the holders of common stock, with the reasonable consent of the holder of the Series A preferred stock, and one of which is elected by the holder of the Series A preferred stock). In addition, in connection with the investment in the Company by Third Avenue, a beneficial holder of over 16% of the Company’s common stock, Third Avenue was issued one share of a class of special stock and the Company’s certificate of incorporation was amended to provide that, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” (which is 2,345,000 out of the 3,369,444 shares of common stock purchased by Third Avenue) is no longer satisfied, Third Avenue has the right to elect one director to the Board of Directors, and the total number of directors that constitute the Board of Directors elected by the holders of common stock was reduced from three to two. As a result of these voting rights and the right to elect members of our Board of Directors, these stockholders are expected to be able to exert significant influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders.

The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management and other personnel, including in particular our Chief Executive Officer, Matthew Messinger. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

The failure of our wholly-owned subsidiary TPHGreenwich Owner LLC to repay the loan and any liability the Company incurs as a result of the financing arrangements and guarantees of the Company required by that loan could have a material and adverse impact on our financial condition, results of operations and cash flows.

The failure by TPHGreenwich Owner LLC (“TPH Borrower”), a newly formed, bankruptcy remote special purpose entity and wholly-owned subsidiary of the Company to make scheduled repayments under the loan agreement entered into by TPH Borrower in February 2015, or the default by TPH Borrower of any of its obligations under the loan, may have an adverse impact on the Company’s financial condition, results of operations and cash flows.  Upon the occurrence of an event of default, TPH Borrower may be required to immediately repay all amounts outstanding under the loan and the lenders may exercise other remedies available to them, including foreclosing on the Trinity Place Property.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 10 to the Company’s consolidated financial statements (Loan Payable) for further discussion regarding the loan transaction.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. The payment of any dividends on the common stock is currently strictly limited by the terms of the Plan, which provides that dividends (other than in common stock and in other limited circumstances) are not payable until after the former Majority Shareholder payments are made in full. Accordingly, the Company has no intention of and is unable to pay dividends to the holders of common stock until at least such time as the Company’s distribution obligations under the Plan have been satisfied. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Our ability to utilize our net operating loss carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating loss carryforwards (“NOLs”). As of February 28, 2015, we had available NOLs of approximately $195.0 million for regular Federal income tax purposes which will expire, if unused, beginning in 2029. Our NOLs are subject to adjustment on audit by the Internal Revenue Service.

A corporation’s ability to deduct its NOLs and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (“Section 382”) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50% during a rolling three-year period). We experienced an ownership change in connection with our emergence from the Chapter 11 cases. An ownership change that occurs in the future could severely limit our ability to utilize our NOLs and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOLs, our certificate of incorporation contains transfer restrictions applicable to certain substantial shareholders, as discussed below. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to utilize our NOLs and other tax attributes could be severely limited or effectively eliminated.

In addition, our ability to use our NOLs will depend on the amount of taxable income generated in future periods. The NOLs may expire before we can generate sufficient taxable income to use them.

In order to protect NOLs and certain other tax attributes, our certificate of incorporation includes certain transfer restrictions with respect to our stock, which may limit the liquidity of our common stock.

To reduce the risk of a potential adverse effect on our ability to use our NOLs and certain other tax attributes for U.S. Federal income tax purposes, our certificate of incorporation contains certain transfer restrictions with respect to our stock by substantial stockholders. These restrictions may adversely affect the ability of certain holders of our common stock to dispose of or acquire shares of our common stock and may have an adverse impact on the liquidity of our stock generally.

Our common stock is thinly traded and the price of our common stock may fluctuate significantly.

Our common stock is thinly traded.  We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained.  As a result stockholders may not be able to resell their common stock. Our common stock is currently quoted for trading on the OTC Markets. For companies whose securities are traded in the OTC Markets, it is often more difficult to obtain accurate quotations, to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain needed capital.

Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock. Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price could fluctuate significantly for various reasons, many of which are beyond our control, including:

•	changes in the real estate markets in which we operate;

•	our ability to develope, re-develope or sell the Trinity Place Property and our other properties;

•	our financial results or those of other companies in our industry;

•	the public’s reaction to our press releases and other public announcements and our filings with the SEC;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	the potential issuance of additional shares of common stock;

•	sales of common stock by our executive officers, directors and significant stockholders;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	other factors described in our filings with the SEC, including among others in connection with the risks noted herein.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restrictions on resale of substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In addition, until our common stock is more widely held and actively traded small sales or purchases will likely cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health or business prospects.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, one share of Series A preferred stock, one share of Series B preferred stock, one share of a class of special stock and 40,000,000 shares of blank-check preferred stock. As of May 14, 2015, there were 20,121,619 shares of our common stock, one share of our Series A preferred stock, one share of Series B preferred stock and one share of special stock outstanding.

Any future issuance of our equity securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may need to raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions and investments, development, redevelopment and repositioning of assets, or for other business purposes.  Our Board of Directors may at any time authorize the issuance of additional common stock without stockholder approval, unless the approval of our common stockholders or the holder of our Series A preferred stock is required by applicable law, rule or regulation or our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price or have exercise prices below the price at which shares of the common stock are then traded.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. In addition to the matters identified in the risk factors above relating to the provisions of our certificate of incorporation, these provisions include:

•	a classified Board of Directors with two-year staggered terms;

•	rights of the holders of the Series A preferred stock and special stock to appoint a majority of the members of our Board of Directors;

•	vacancies on our Board of Directors, and any newly created director positions created by the expansion of the Board of Directors, may be filled only by a majority of remaining directors then in office;

•	not providing for cumulative voting in the election of directors; and

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

These and other provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of common stock and result in the market price of the common stock being lower than it would be without these provisions.

If certain of our obligations are not satisfied by specific dates, the Plan and our certificate of incorporation provide for certain changes in control.

If there has not been a General Unsecured Claim Satisfaction (as defined in the Plan) by October 1, 2016, then the Company’s certificate of incorporation provides for the Board of Directors to automatically increase to nine members, seven of which are to be elected by the holder of the Series A preferred stock. Also if a General Unsecured Claim Satisfaction has occurred but the required payment to the former Majority Shareholder has not been made by October 16, 2016, then the Board of Directors will automatically be adjusted to have four members, three of whom are to be elected by the former Majority Shareholder. In each case, the Board of Directors will remain controlled by the holder of the Series A preferred stock or the former Majority Shareholder, as applicable, until the required payments are made.

Proceeds from the monetization of the Company’s assets, after the payment of budgeted costs and transaction expenses, generally must be used to pay the Company’s obligations under the Plan until such time as a General Unsecured Claim Satisfaction has occurred and the required payments to the former Majority Shareholder are made.

Under the Plan, any proceeds generated from the monetization of the Company’s assets are generally first used to pay transaction expenses and to fund the Company’s operating budget. All net proceeds must then be used to satisfy Allowed Claims under the Plan and the Majority Shareholder redemption payment. As of May 14, 2015, based on the reconciliation work to date, the Company believes that the remaining estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder, is approximately $18.0 million. Because Filene’s long-term allowed claims are entitled to a 75% recovery, the remaining estimated aggregate amount of distributions to creditors and the former Majority Shareholder under the Plan is approximately $16.3 million. Only if there are proceeds remaining after the satisfaction of such obligations under the Plan can they be used in the business of the Company or distributed to stockholders.

There can be no assurance that our reserves for operating expenses will be sufficient.

As part of the Plan, the Company established a reserve of $5 million for corporate overhead expenses to be incurred in the first two years following the effectiveness of the Plan. The Company’s corporate overhead expenses have exceeded the original expectations, and the corporate overhead reserve initially contemplated by the Plan has been depleted. The Plan similarly established reserves for other operating expenses in the first two years following the effectiveness of the Plan, including one for general carrying costs and tenant improvements and one specifically for the Trinity Place Property, and there can be no assurance that those reserves will be sufficient. Although as described below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, the holder of the Series A preferred stock consented to an increase in the corporate overhead reserve and the Company raised approximately $13.0 million of net cash proceeds from a sale of stock in 2013 which can be can be used to fund overhead and other expenses, there can be no assurances that these steps will be sufficient to cover overhead expenses.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

Below is certain information regarding the Company’s commercial real estate properties, all of which are former sites of Syms. Each property is owned in fee. “Near term properties” and “medium term properties” have the meanings given them under the Plan.

	Property Location	Type of Property	Building Size (estimated square feet)	Occupancy at February 28, 2015	Current Tenants (expiration date)	% of Leases Contractually Expiring

(1)	New York, NY (Trinity Place Property)		57,000	N/A	N/A	N/A

(2)	Paramus, NJ	Medium term property	77,000	5.2%	Lenscrafters (2016)	100%

(3)	West Palm Beach, FL	Near term property	112,000	25.2%	See (3) below	MTM 53%
						2015 27%
						2016 20%

(4)	Westbury, NY	Medium term property	92,000	N/A	N/A	N/A

	Total Square Feet		338,000

(1)	Trinity Place Property. The Trinity Place Property consists of a vacant 6-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. The Company also has ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by the Company which is improved with a 4-story landmark building which cannot be demolished.

(2)	Paramus Property. The Paramus property consists of a 1 and part 2-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet. The 73,000 square foot building currently has no tenants, although we are in discussions with potential tenants on an ongoing basis. The outparcel building has a tenant which has a lease expiring in 2016 and which has been in the space since 1996. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres, including approximately 77,000 square feet of rentable space.

(3)	West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood shopping center that contains approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. The West Palm Beach property currently has 15 tenants occupying space. Of the 15 tenant leases, eight are month to month (“MTM”), four expire in late 2015 and three expire in early 2016. Most of these tenants have been in the center for between three to 12 years and five of the tenants have been in the center for 20 or more years. In addition, we have executed a lease with a national retailer for an approximately 43,000 square foot space. The lease contains certain terms and conditions which need to be satisfied in order for the tenant to open and start paying rent including, but not limited to, obtaining local government approvals and permits for work. We currently anticipate that such approvals and other conditions will be obtained or satisfied by late 2015, although there can be no assurances.

(4)	Westbury Property. The Westbury property consists of a 1-story building and lower level that contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres.

Corporate Headquarters

The Company leases its corporate headquarters in New York, New York (approximately 3,500 square feet). The lease expires in September 2017.

Item 3.        LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings, which are primarily incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. Based on an analysis performed by the Company’s actuary and available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or net assets (on either a going concern or liquidation basis). Additionally, as discussed in Item 1. Business, the Company currently operates under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

On May 8, 2012, the Company filed a motion with the Court for the entry of an order by the Court approving the Company’s assumption of the lease for the property located at One Syms Way, Secaucus, New Jersey.  The landlord asserted a cure claim of approximately $3.5 million, plus attorneys’ fees and costs, which the Company contested.   Based on an agreement with the landlord in July 2013, the Company established a reserve of $1.25 million for the potential payment of cure claims associated with assumption of the lease. On March 24, 2014, the Company filed a motion to assume, assign, and sell the Secaucus Lease to a third party, which offer was subsequently increased to $29 million plus the release of the cure claims reserve held by the Company on account of a dispute with the Company’s landlord (the “Motion”). As a result of the Motion, the liability was removed as of March 1, 2014. On April 29, 2014, over the objection of the Company’s landlord, the Bankruptcy Court approved the Company’s decision to assume, assign, and sell the Secaucus Lease (the “Approval Order”), subject to certain conditions. On April 30, 2014, the landlord filed a motion requesting the Bankruptcy Court to reconsider the Approval Order. Following additional negotiations, the Company, the landlord, and the third party purchaser settled the landlord’s objections to the Approval Order. On May 16, 2014, the Bankruptcy Court entered an amended Approval Order approving the settlement and the sale of the Secaucus Lease, which closed on May 20, 2014.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted in the OTCQB marketplace, operated by OTC Markets Group Inc. The trading symbol of the Company’s common stock is “TPHS”.

The following table summarizes the quarterly high and low bid quotations prices per share of the common stock as reported in the OTCQB for the quarterly periods provided. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year Ended February 28, 2015		Fiscal Year Ended March 1, 2014
	High	Low	High	Low

First Quarter	$7.25	$6.25	$5.75	$4.15
Second Quarter	$6.60	$5.75	$5.50	$4.15
Third Quarter	$6.10	$5.76	$5.75	$3.62
Fourth Quarter	$8.20	$5.52	$7.20	$5.25

Outstanding Common Stock and Holders

As of May 14, 2015, we had 24,711,804 shares issued and 20,121,619 shares outstanding and there were approximately 234 record holders of the Company’s common stock.

Dividends

No dividends were paid in fiscal 2014 or 2013. The payment of any dividends on the common stock is strictly limited by the terms of the Plan (other than in common stock and in other limited circumstances), and the Company has no intention of and is unable to pay dividends to the holders of common Stock until at least such time as the Company’s distribution obligations under the Plan have been satisfied.

Recent Sales of Unregistered Securities

In accordance with the terms of the employment agreement between the Company and Matthew Messinger, the Company’s President and Chief Executive Officer, on March 31, 2014 and December 31, 2014, Mr. Messinger was granted 839,285 and 363,095 restricted stock unit awards, respectively (together, the “RSU Awards”). The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

There were no repurchases made by the Company during the fourth quarter of the fiscal year covered by this report.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since the effective date of the Plan, Trinity’s business plan has been focused on the monetization of its commercial real estate properties, including the sale or development of the Trinity Place Property and the payment of approved claims. During the period from the effective date of the Plan through the fiscal year ended February 28, 2015, the Company sold 13 of its properties and the Secaucus condominium and paid approximately $90 million in respect of approved claims, with an estimated $16.3 million of payments remaining to be made following approximately $12.7 million of payments made subsequent to the end of the fiscal year. The Company currently owns, in addition to the Trinity Place Property, a shopping center in West Palm Beach, Florida and retail boxes in Westbury, New York and Paramus, New Jersey. Going forward, the Company’s business is primarily to own, manage, develop and/or redevelop real estate assets and/or real estate related securities, and monetize its intellectual property assets.

As discussed below and in Note 1 to the Company’s financial statements (Basis of Presentation), on February 10, 2015, in light of its available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern, the Company resumed accounting on a going concern basis after closing on the Loan. Because our fiscal year ended on February 28, 2015, we reported on the liquidation basis of accounting from March 2, 2014 through February 9, 2015, with the final 19 days through February 28, 2015 reporting on the going concern basis of accounting. The discussion below reflects this approach.

Results of Operations

Operating Activities for the Period from February 10, 2015 through February 28, 2015 under Going Concern Basis of Accounting

Total revenues for the period were approximately $43,000. This represents rental revenues for two of the Company’s properties, West Palm Beach, Florida and Paramus, New Jersey.

Property operating expenses for the period were approximately $14,000 and consists of costs incurred for maintenance and repairs, utilities and general operating costs.

Real estate tax expense for the period was approximately $12,000 and consists of real estate taxes for the West Palm Beach, Florida property. Real estate taxes of $69,000 have been capitalized as part of real estate under development.

General and administrative expenses for the period were approximately $181,000 and consist of payroll and payroll related costs and costs to maintain the corporate office. Of this amount approximately $85,000 relates to stock-based compensation.

Professional fees for the period were approximately $121,000. These costs consist of general corporate legal fees of approximately $20,000, bankruptcy related professional fees of approximately $30,000, audit fees of approximately $11,000, professional fees related to work on the intellectual property of $29,000 and other professional fees of approximately $31,000.

Depreciation and amortization expenses for the period were approximately $35,000 and consists of depreciation for the West Palm Beach, Florida property, as well as amortization of trademarks and deferred financing fees.

Operating loss for the period was approximately $320,000.

Interest expense for the period was approximately $40,000 and mainly consists of interest from the $40 million loan payable that has a variable interest rate. Interest of $68,000 was capitalized as part of real estate under development.

The Company recorded an income tax provision of approximately $2,000 during the period.

Net loss for the period was approximately $362,000.

Operating Activities for the Period from March 2, 2014 through February 9, 2015 under Liquidation Basis of Accounting

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

Certain information about the properties of the Company sold during the period from March 2, 2014 through February 9, 2015, including the proceeds generated, net of brokerage commissions and sale costs, is set forth below:

Property Location	Type of Property	Building Size (estimated square feet)	Net Proceeds ($ in millions)	Date of Sale

Berwyn, PA	Short term property	69,000	3.0	April, 2014
Secaucus, NJ	Short term property	340,000	28.0	May, 2014
Williamsville, NY	Short term property	102,000	2.4	September, 2014
Total		511,000	$33.4

The liquidation basis of accounting required management to make significant estimates and judgments. The Company adjusted its real estate assets to reflect the estimated net realizable value of the owned property. The net realizable value was estimated by considering a number of factors and the views of multiple parties from various vantage points, including input from a third party valuation expert. The value of the Company’s real estate assets increased slightly from $157.7 million as of March 1, 2014 to $158.0 million as of February 9, 2015 due mainly to the increase in the value of the Trinity Place Property offset by the above sales. During the same period from March 2, 2014 through February 9, 2015, the Company used the aggregate net proceeds from asset sales to pay approximately $30.0 million of allowed claims in accordance with the terms of the Plan, reducing the Company’s liabilities under the Plan.

In addition to the sale transactions, the Company received an additional $1.4 million in rents and other cash receipts during the period from March 2, 2014 through February 9, 2015.

The Company’s cash operating costs and expenses for the period from March 2, 2014 through February 9, 2015 were approximately $13.2 million, of which approximately $7.1 million pertained to real estate related costs, $4.0 million related to professional fees, of which approximately $2.5 million related mainly to legal fees required to litigate matters related to the bankruptcy cases, and $2.1 million related to payroll costs. As previously discussed, overhead expenses have exceeded the original projections, as defined in the Plan, and are outpacing the budgeted reserves, as defined in the Plan, primarily due to professional fees. The Company has obtained the consent of its Series A stockholder to an increase in operating reserves. Following a General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, the Company will no longer operate under the Plan, including this operating reserve budget.

As of February 9, 2015, the net assets of the Company available to holders of our common stock was $129.2 million, an increase from $88.5 million as of March 1, 2014, primarily due to an increase in the estimated value of its properties. Total assets increased from $175.4 million at March 1, 2014 to $205.2 million at February 29, 2015 primarily as a result of an increase in property values of $35 million and the cash received at the closing of the $40 million Loan, partially offset by claims payments made in accordance with the Plan as well as payments of liquidation expenses from the proceeds received from the sales of properties during the period. Total liabilities decreased approximately $10.9 million primarily as a result of such payments, partially offset by the $40 million loan payable.

The Company reviewed, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services in order to determine the estimated costs to be incurred during the remaining liquidation period.

Operating Activities for the Fiscal Year Ended March 1, 2014 under Liquidation Basis of Accounting

Certain information about the properties of the Company sold during fiscal 2013, including the proceeds generated, net of brokerage commissions and sale costs, is set forth below:

Property Location	Type of Property	Building Size (estimated square feet)	Net Proceeds ($ in millions)	Date of Sale

Southfield, MI	Short term property	60,000	2.5	April, 2013
Marietta, GA	Short term property	77,000	2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	1.9	August, 2013
Elmsford, NY	Medium term property	59,000	22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	4.5	September, 2013
Addison, IL	Short term property	68,000	1.9	December, 2013
Norcross, GA	Short term property	69,000	1.1	February, 2014
Total		538,000	$36.8

The liquidation basis of accounting required management to make significant estimates and judgments. The Company adjusted its real estate assets to reflect the estimated net realizable value of the owned property. The net realizable value was estimated, by considering a number of factors and the views of multiple parties from various vantage points, including input from a third party valuation expert. As a result of an aggregate increase in certain properties values by $53.7 million partially offset by the above sales transactions, the value of the Company’s real estate assets increased from $142.6 million as of March 2, 2013 to $157.7 million as of March 1, 2014. During the same twelve-month period, the Company used the aggregate net proceeds from asset sales to pay $33.7 million of allowed claims and the former Majority Shareholder in accordance with the terms of the Plan, reducing the Company’s liabilities under the Plan.

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

The Company’s cash operating costs and expenses for the fiscal year ended March 1, 2014 were approximately $16.4 million, of which approximately $10.0 million pertained to real estate related costs, $3.9 million related to professional fees, $2.2 million related to payroll costs and $0.3 million related to other expenditures. As previously noted, overhead expenses had exceeded the original projections, as defined in the Plan, and had outpaced the budgeted reserves, as defined in the Plan, primarily due to professional fees; however the Company obtained the consent of its Series A stockholder to an increase in operating reserves.

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

Liquidity and Capital Resources

As of February 28, 2015, the Company had total cash of $45.4 million, of which approximately $23.9 million was cash and cash equivalents and approximately $21.5 million was restricted cash. As of March 1, 2014, the Company had total cash of $15.3 million, of which approximately $9.7 million was cash and cash equivalents and approximately $5.6 million was restricted cash. Restricted cash represents reserves used to pay operating expenses and claims payments as required under the Plan, as well as reserves required under the loan payable (see Note 10 to the Company’s consolidated financial statements (Loan Payable)), in the amount of 9% of the outstanding loan. The increase in total cash during the period was primarily from the cash obtained from the Loan, discussed further below, as well as property sales during the period. This increase in cash was partially offset by payments of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases and the daily operations of the Company.

On February 9, 2015, TPH Borrower, a newly formed special purpose entity and wholly-owned subsidiary of the Company entered into a Loan Agreement pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40 million, subject to increase pursuant to incremental loan facilities up to $50 million upon satisfaction of certain conditions. The loan bears interest at the greater of the U.S. Prime Rate plus 1.25% or 4.5% and does not amortize prior to maturity. The Loan matures on February 8, 2017, subject to extension until August 8, 2017 under certain circumstances. The collateral for the Loan is the Company’s fee interest in the Trinity Place Property and the related air rights owned by the Company with respect to the Trinity Place Property. See Note 10 to the Company’s consolidated financial statements (Loan Payable) for further discussion.

The Company had estimated claims liabilities recorded in its consolidated financial statements of approximately $29.0 million and $62.1 million at February 28, 2015 and March 1, 2014, respectively. The claims liability includes the obligation to the former Majority Shareholder of approximately $7.1 million at February 28, 2015 and March 1, 2014 (see Note 13 to the Company’s consolidated financial statements (Related Party Transactions)), and a liability for the multi-employer pension plan of approximately $4.0 million and $5.3 million at February 28, 2015 and March 1, 2014, respectively, which is payable in quarterly distributions of $0.2 million until completely paid (see Note 8 to the Company’s consolidated financial statements (Pension and Profit Sharing Plans)).

The Company believes through cash on hand, monetization of assets, its recent equity and debt financing, along with the possibility of additional equity and/or debt financing, it will have the cash necessary to satisfy its required claims distributions and operating activities as contemplated by the Plan and currently anticipates a General Unsecured Claim Satisfaction and the required payment to the former Majority Shareholder will be made in advance of the outside date as described in the Plan. If the Company elects not to, or is unable to sell properties, it will likely need to raise additional capital from the sale of equity and/or loan financings in the next six to twelve months to pursue its business plan.

The Plan imposes restrictions on the amount of operating expenses that the Company is allowed to incur and pay from net cash proceeds realized upon the sale of its properties. As previously discussed, the Company’s $5 million corporate overhead reserve initially contemplated by the Plan has been depleted, primarily due to greater than expected professional fees, and the Company has obtained the consent of the holder of the Company’s Series A Preferred Stock who has the sole authority to approve an increase in the operating reserves, to increase the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by the Company from available cash will count toward and be reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales. In addition, during fiscal year 2013, the Company raised $13.0 million, net of $0.5 million in offering costs, from the issuance of stock, which can be used to, among other things, fund overhead and other expenses.

Under the Plan, the proceeds of a common equity financing can be used to fund operating expenses in excess of the reserves and for other uses, while the proceeds of a debt financing, following the establishment of reserves, generally must be used to pay approved creditor claims, as defined in the Plan.

Pursuant to the Plan, with limited exceptions, any Excess Cash (as defined in the Plan) from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Consistent with the terms of the Plan, the Company made payments to creditors of $30.0 million during fiscal year ended February 28, 2015 and to creditors and the former Majority Shareholder in the amount of $33.7 million during the fiscal year ended March 1, 2014.

Following a General Unsecured Claim Satisfaction and the final payment to the former Majority Shareholder, as described above under “- Claims Payment Process,” the Company will have satisfied its remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

Cash Flows

Net cash used in operating activities totaled $0.1 million for the period from February 10, 2015 through February 28, 2015. The net cash used during this period reflects the net loss of $0.4 million and a decrease of accounts payable and accrued expenses of $0.1 million partially offset by stock based compensation expense of $0.3 million.

Net cash used in investing activities of $0.5 million represents certain property and general and administrative expenses that the company has capitalized as part of the properties that are under development.

Net Operating Losses

The Company believes that its U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believes its U.S. Federal NOLs at February 28, 2015 are approximately $195.0 million.

The Company believes that the Rights Offering and the redemption of the Syms shares owned by the former Majority Shareholder that occurred in connection with the Company’s emergence from bankruptcy on September 14, 2012 resulted in the Company undergoing an “ownership change,” as that term is used in Section 382 of the Code.  However, while the analysis is complex and subject to subjective determinations and uncertainties, the Company believes that it should qualify for treatment under Section 382(l)(5) of the Code.  As a result, the Company currently believes that its NOLs are not subject to an annual limitation under Code Section 382.  However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382.

Notwithstanding the above, even if all of the Company’s regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing its Federal NOLs, the Company may still be subject to the U.S. Federal alternative minimum tax and to state, local or other non-Federal income taxes.

On February 12, 2015, the Company amended its certificate of incorporation to, among other things, add a new provision to the certificate of incorporation intended to help preserve certain tax benefits primarily associated with the Company’s NOLs (the “Protective Amendment”). The Protective Amendment generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in an increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder. See Note 1 to the Company’s consolidated financial statements (Basis of Presentation) for additional information.

Contractual Obligations, Contingent Liabilities and Commitments

The following tables summarize our contractual obligations as of February 28, 2015 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years

Claims (1)	$21,950	$18,793	$1,626	$1,531
Former Majority Shareholder (2)	7,066	-	7,066	-
Operating lease (3)	750	275	475	-
Loan payable (4)	40,000	-	40,000	-

Total—Contractual Obligations	$69,766	$19,068	$49,167	$1,531

(1)	This represents the estimated remaining claims payments the Company expects to make, which includes a claim for the multiemployer pension plan in respect of which payments are made quarterly extending through 2019 as well as $12.7 million of payments made subsequent to the end of the fiscal year.

(2)	This represents the remaining amount owed to the former Majority Shareholder under the terms of the Plan. This payment will be due sooner conditioned upon a General Unsecured Claim Satisfaction having occurred.

(3)	This represents the operating lease payments for the Company’s corporate office in New York, NY.

(4)	The loan bears interest at a rate per annum equal to the greater of the U.S. Prime Rate plus 1.25% or 4.5%. See Note 10 to the Company’s consolidated financial statements (Loan Payable) for further discussion.

Change from Liquidation Accounting to Going Concern Accounting

In response to the Chapter 11 filing the Company adopted the liquidation basis of accounting on October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. On February 10, 2015, the Company changed its basis of accounting from the liquidation basis to the going concern basis of accounting. Accordingly, the Company’s accounting basis for its real estate and trademark assets were adjusted to their net book value at the date the Company entered liquidation, adjusted for depreciation and amortization calculated from the date the Company entered liquidation through the date it emerged from liquidation. This change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 to the Company’s consolidated financial statements (Summary of Significant Accounting Policies). Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Critical Accounting Policies under Liquidation Basis of Accounting

The Company has identified certain significant accounting policies that have been applied to the Company’s financial reporting after the adoption of liquidation basis of accounting. These policies are described below.

a.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

b.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

c.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued expenses. As of February 9, 2015 a total of $1.2 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. The Company has analyzed the impact of the change in control that occurred on September 14, 2012 when the Company emerged from bankruptcy could have on its ability to utilize its NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, the Company currently believes that it should qualify for treatment under Section 382(l)(5) of the Code.
As a result, the Company currently believes that its NOLs are not currently subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. However, the Company’s NOLs could still become subject to an annual limitation, in the event of an ownership change in the future.

Critical Accounting Policies under Going Concern Basis of Accounting

As noted above, the Company resumed reporting on the going concern basis of accounting on February 10, 2015 and adjusted its assets and liabilities back to its historical cost, adjusted for a catchup of depreciation and amortization during the liquidation period.

a.	Real Estate - Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacements of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over useful lives ranging from 15 to 39 years.

b.	Real Estate Under Development - The Company capitalizes certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, the Company capitalizes interest costs related to development and redevelopment activities. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences.

c.	Valuation of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers management’s strategic plans, significant decreases in the market value of the asset and cash flow and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No impairments were recorded during the period from February 10, 2015 to February 28, 2015.

d.	Income Taxes – The Company accounts for income taxes under the asset and liability method, as required by the provisions of Accounting Standards Codification (“ASC”) 740-10-30. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

e.	Loan Closing Costs - Loan closing costs have been capitalized and are amortized over the term of the loan.

f.	Revenue Recognition and Accounts Receivable - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. In addition, leases typically provide for the reimbursement to us of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the uncollectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

Recently Issued Accounting Pronouncements

See Note 2 to the Company’s consolidated financial statements (Summary of Significant Accounting Policies).

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the financial statements and supplemental data set forth in Item 15. Exhibits and Financial Statement Schedules.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

Item 9A.	CONTROLS AND PROCEDURES

(i) Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Trinity Place Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of February 28, 2015 as required by Exchange Act Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of February 28, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of February 28, 2015, which appears in paragraph (b) of this Item 9A.

Trinity Place Holdings Inc.

New York, New York

May 14, 2015

(b) Attestation report of the independent registered public accounting firm

Board of Directors and Stockholders

Trinity Place Holdings Inc.

New York, New York

We have audited Trinity Place Holdings Inc.’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Place Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trinity Place Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Trinity Place Holdings Inc. as of February 28, 2015 (going concern basis), the consolidated statements of net assets as of February 9, 2015 and March 1, 2014 (liquidation basis), the consolidated statement of operations for the period from February 10, 2015 to February 28, 2015 (going concern basis), the consolidated statements of changes in net assets for the period from March 2, 2013 to February 9, 2015 (liquidation basis), the consolidated statement of shareholders' equity for the period from February 10, 2015 to February 28, 2015 (going concern basis), and the consolidated statement of cash flows for the period from February 10, 2015 to February 28, 2015 (going concern basis) and our report dated May 14, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

May 14, 2015

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information called for by this Item is incorporated by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2015, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2015, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is incorporated by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2015, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is incorporated by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2015, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is incorporated by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before June 29, 2015, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements filed as part of this Annual Report:

	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-1
	Consolidated Balance Sheet as of February 28, 2015 (Going Concern Basis)	F-2
	Consolidated Statements of Net Assets as of February 9, 2015 and March 1, 2014 (Liquidation Basis)	F-3
	Consolidated Statement of Operations for the Period from February 10, 2015 to February 28, 2015 (Going Concern Basis)	F-4
	Consolidated Statements of Changes in Net Assets for the Period from March 2, 2013 to February 10, 2015 (Liquidation Basis)	F-5
	Consolidated Statement of Shareholders Equity for the period from February 10, 2015 to February 28, 2015 (Going Concern Basis)	F-6
	Consolidated Statement of Cash Flows for the period from February 10, 2015 to February 28, 2015 (Going Concern Basis)	F-7
	Notes to Consolidate Financial Statements	F-8

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-27

(a)(3)	Exhibits

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)

2.3	Purchase Agreement, dated July 16, 2013, between the Company and KRC Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company on August 28, 2013)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1	Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (incorporated by reference to Exhibit 28.1 of the Form 8-K filed by Syms in May 1986)

10.2	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on October 2, 2013)*

10.3	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on October 2, 2013)

10.4	Form of Restricted Stock Unit (“RSU”) Agreement for employees*

10.5	Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on December 31, 2014)

10.6	Loan Agreement, dated as of February 9, 2015, among TPHGreenwich Owner LLC, as the Borrower, Sterling National Bank, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on February 13, 2015)

10.7	Mortgage and Security Agreement, Assignment of Leases and Rents and Fixtures Filing, dated as of February 9, 2015, by TPHGreenwich Owner LLC to Sterling National Bank, in its capacity as Administrative Agent for the lenders party from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on February 13, 2015)

10.8	Non-Recourse Carveout Guaranty, dated as of February 9, 2015, by Trinity Place Holdings Inc. for the benefit of Sterling National Bank for the ratable benefit of the lenders specified in the Loan Agreement (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on February 13, 2015)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date: May 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President and Chief Executive Officer	May 14, 2015
Matthew Messinger	(Principal Executive Officer)

/s/ Richard G. Pyontek	Chief Financial Officer, Treasurer and Secretary	May 14, 2015
Richard G. Pyontek	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	May 14, 2015
Alexander Matina

/s/ Alan Cohen	Director	May 14, 2015
Alan Cohen

s/ Joanne Minieri	Director	May 14, 2015
Joanne Minieri

/s/ Keith Pattiz	Director	May 14, 2015
Keith Pattiz

/s/ Marina Shevyrtalova	Director	May 14, 2015
Marina Shevyrtalova

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trinity Place Holdings Inc.

Secaucus, New Jersey

We have audited the accompanying consolidated balance sheet of Trinity Place Holdings Inc. as of February 28, 2015 (going concern basis), the consolidated statements of net assets as of February 9, 2015 and March 1, 2014 (liquidation basis), the consolidated statement of operations for the period from February 10, 2015 to February 28, 2015 (going concern basis), the consolidated statements of changes in net assets for the period from March 2, 2013 to February 9, 2015 (liquidation basis), the consolidated statement of shareholders' equity for the period from February 10, 2015 to February 28, 2015 (going concern basis), and the consolidated statement of cash flows for the period from February 10, 2015 to February 28, 2015 (going concern basis). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted a plan of liquidation on November 1, 2011. As a result the Company changed its basis of accounting from the going concern basis to the liquidation basis of accounting effective October 30, 2011. On February 10, 2015, the Company changed its basis of accounting back to the going concern basis of accounting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinity Place Holdings Inc. as of February 28, 2015 (going concern basis) and the net assets as of February 9, 2015 and March 1, 2014 (liquidation basis); and its results of operations and cash flows for the period from February 10, 2015 to February 28, 2015 (going concern basis) and the changes in its net assets for the period from March 2, 2013 to February 9, 2015 (liquidation basis) in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Place Holdings Inc.’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 14, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

New York, New York

May 14, 2015

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(In thousands, except par value)

February 28, 2015

ASSETS

Real estate, net	$31,121
Cash and cash equivalents	23,870
Restricted cash	21,578
Receivables	90
Prepaid expenses and other assets, net	2,276
Total assets	$78,935

LIABILITIES

Accounts payable and accrued expenses	$10,241
Other liabilities, primarily lease settlement liabilites	16,427
Obligation to former majority shareholder	7,066
Loan payable	40,000
Total liabilities	$73,734

Commitments and Contingencies

SHAREHOLDERS' EQUITY

Common stock, $0.01 par value, 80,000 shares authorized; 24,473 issued; and 20,016 outstanding	245
Preferred Stock, 40,000 shares authorized; zero shares issued and outstanding	-
Additional paid-in capital	45,375
Treasury stock (4,457 shares)	(47,166)
Accumulated other comprehensive loss	(1,476)
Retained earnings	8,223

Total shareholders' equity	5,201

Total liabilities and shareholders' equity	$78,935

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(In thousands)

	February 9,	March 1,
	2015	2014

ASSETS

Real estate	$158,000	$157,660
Cash and cash equivalents	24,496	9,663
Restricted cash	21,578	5,600
Receivables	5	209
Other assets	1,165	2,246

Total assets	$205,244	$175,378

LIABILITIES

Accounts payable and accrued expenses	$11,234	$24,596
Accrued liquidation costs	1,272	17,912
Other liabilities, primarily lease settlement liabilities	16,427	37,322
Obligation to former majority shareholder	7,066	7,066
Loan payable	40,000	-

Total liabilities	$75,999	$86,896

Net assets (liquidation basis) available to common shareholders	$129,245	$88,482

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share amounts)

February 10, 2015 to February 28, 2015

Revenues
Rental income	$33
Expense reimbursements	10

Total Revenues	43

Operating Expenses
Property operating expenses	14
Real estate taxes	12
General and administrative	181
Professional Fees	121
Depreciation and amortization	35

Total operating expenses	363

Operating loss	(320)

Interest expense, net	40

Loss before income tax provision	(360)

Income tax provision	(2)

Net loss	$(362)

Loss per share - basic and diluted	$(0.02)

Weighted average number of shares - basic and diluted	20,016

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE

PERIOD MARCH 2, 2013 TO FEBRUARY 9, 2015

(Liquidation Basis)

(In thousands)

Net Assets (liquidation basis) as of March 2, 2013 available to common shareholders	$24,799

Adjustment to fair value of assets and liabilities	59,511
Adjustment to accrued costs of liquidation	(8,872)
Sale of common stock, net	13,044
Subtotal	63,683

Net Assets (liquidation basis) as of March 1, 2014 available to common shareholders	88,482

Adjustment to fair value of assets and liabilities	35,922
Adjustment to accrued costs of liquidation	4,841
Subtotal	40,763

Net Assets (liquidation basis) as of February 9, 2015 available to common shareholders	129,245

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:

Adjustment of real estate and other assets from fair value to historical cost	(122,769)
Adjustments to catch up depreciation, amortization and other charges	(4,559)
Reversal of previously accrued liquidation costs net of accrued liabilities	3,368

Net adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting	(123,960)

Shareholders' equity - February 10, 2015 (going concern basis)	$5,285

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Going Concern Basis)

(In thousands)

							Accumulated
							Other
	Common Stock		Additional	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Paid-In Capital	Shares	Amount	Earnings	Income	Total

Re-establish shareholders' equity as of February 10, 2015	24,473	$245	$45,097	(4,457)	$(47,166)	$8,585	$(1,476)	$5,285

Net loss	-	-	-	-	-	(362)	-	(362)
Stock based compensation expense	-	-	278	-	-	-	-	278

Balance as of February 28, 2015	24,473	$245	$45,375	(4,457)	$(47,166)	$8,223	$(1,476)	$5,201

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(In thousands)

For the Period February 10, 2015 to February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(362)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	35
Stock based compensation expense	278
Decrease (increase) in operating assets:
Receivables	9
Prepaid expenses and other current assets	(6)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(69)
Net cash used in operating activities	(115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(511)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(626)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,496
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,870

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc. (the “Company”) is a real estate holding, investment and asset management company. Its business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Its principal asset is a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. The Company also owns three other commercial real estate assets and controls a variety of intellectual property assets focused on the consumer sector.

As described in greater detail below, the predecessor to the Company is Syms Corp. (“Syms”). Syms and its subsidiaries (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) on November 2, 2011. On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into the Company, with Trinity Place Holdings Inc. as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act. Following a General Unsecured Claim Satisfaction and payment of the subsequent Majority Shareholder payment, as discussed in more detail below, the Company will have satisfied its remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

Since the effective date of the Plan, the Company’s business plan has been focused on the monetization of its commercial real estate properties, including the sale or development of the Trinity Place Property, and the payment of approved claims, all in accordance with the Plan and as described in greater detail below.

Throughout this period, the Company undertook a review of various strategic, developmental and other value-enhancing alternatives for certain of its commercial real estate properties, including the Trinity Place Property, and retained advisors, including architects, construction experts and attorneys to assist it in its evaluation and review of cost estimates and monetization strategies. The Company has also explored and continues to explore monetizing its intellectual property assets, including its rights to the Filene’s Basement® trademark and the Stanley Blacker® brand, and the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan.

During the period from the effective date of the Plan through the fiscal year ended February 28, 2015, the Company sold 13 of its properties and the Secaucus condominium.

Change in Basis of Accounting

In response to the Chapter 11 filing the Company adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable.

In light of its available cash resources, the estimated range of outstanding payments on unresolved claims, and its ability to operate as a going concern, the Company began reporting under the going concern basis of accounting on February 10, 2015.

The Company’s accounting basis reverted back to the going concern basis of accounting, resulting in all remaining assets and liabilities at that date being adjusted to their net book value less an adjustment for depreciation and/or amortization calculated from the date the Company entered liquidation through the date it emerged from liquidation. Accordingly, this change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities.

Amended and Restated Certificate of Incorporation

On February 12, 2015, the Company filed an Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware which became effective on that date. The Charter Amendment increased the total number of authorized shares of capital stock of the Company to 120,000,000, composed of 79,999,997 shares of common stock, two (2) shares of preferred stock, one (1) share of special stock and 40,000,000 shares of a new class of blank-check preferred stock; added a new Article Fourteenth (the “Protective Amendment”); and clarifies that the prohibition on distributions to holders of common stock while the Series B preferred stock is outstanding does not restrict the Company from making dividends or distributions solely in the form of common stock or rights to acquire common stock, or rights declared or paid to any class of capital stock.

The Protective Amendment is intended to help preserve certain tax benefits primarily associated with the Company’s NOLs. The Protective Amendment generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in the increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void. The transfer restrictions under the Protective Amendment will not apply to a transfer of shares if the transferor or the transferee obtains the prior written approval of the Board. Any person who desires to effect an otherwise prohibited transaction may, prior to the date of the proposed transaction, submit a request in writing that the Board review and authorize the transaction, following the procedures set forth in the Protective Amendment.

The Charter Amendment was adopted in accordance with Section 303 of the General Corporation Law of the State of Delaware and authorized by order of the Bankruptcy Court entered in response to the motion of the Company made on December 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Basis of Accounting

a.	Accounting Period - Fiscal 2014 ended on February 28, 2015 and fiscal 2013 ended on March 1, 2014. The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal years ended February 28, 2015 and March 1, 2014 were comprised of 52 weeks.

b.	Principles of Consolidation - The financial statements include the accounts of the Company including its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

c.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - As of February 28, 2015, the Company primarily operated in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk – The Company’s consolidated financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has substantially all of its cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. The Company has not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacements of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over useful lives ranging from 15 to 39 years.

g.	Real Estate Under Development - The Company capitalizes certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, the Company capitalizes interest costs related to development and redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences.

h.	Valuation of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No impairments were recorded during the period from February 10, 2015 to February 28, 2015.

i.	Trademarks and Customer Lists – Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurement - The Company determines fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are defined by ASC 820-10-35, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting management’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

k.	Cash and Cash Equivalents- Cash and cash equivalents include securities with original maturities of three months or less.

l.	Restricted Cash - Restricted cash represents reserves used to pay operating expenses and claims payments as required under the Plan, as well as required under the loan payable (see Note 10, Loan Payable) in the amount of 9% of the outstanding loan.

m.	Revenue Recognition and Accounts Receivable - Leases with tenants are accounted for as operating leases. Minimum rents are recognized, net of any rent concessions or tenant lease incentives, including free rent, on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

n.	Leases - Leases which transfer substantially all of the benefits and risks of ownership of property are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases. Leases which do not transfer substantially all of the benefits and risks of ownership of property are classified as operating leases, and the related rentals are charged to expense on the straight-line method.

o.	Stock-Based Compensation - The Company has granted stock-based compensation, which is described below in Note 12. The Company accounts for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

p.	Income Taxes – The Company accounts for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of February 28, 2015 and March 1, 2014, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of February 28, 2015, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service.

q.	Earnings Per Share Information - The Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

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

a.	Accounting Period - Fiscal 2014 ended on February 28, 2015 and fiscal 2013 ended on March 1, 2014. The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal years ended February 28, 2015 and March 1, 2014 were comprised of 52 weeks.

b.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

c.	Pension Expense – The Company will terminate its pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

d.	Long-Lived Assets – Real estate and other long-lived assets are recorded at estimated net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available.

e.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of the Company’s properties, such costs are reflected in accrued expenses. As of February 9, 2015 a total of $1.2 million has been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which net operating loss carry forwards (“NOLs”) are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. The Company has analyzed the impact of the change in control that occurred on September 14, 2012 when the Company emerged from bankruptcy could have on its ability to utilize its NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, the Company currently believes that it should qualify for treatment under Section 382(l)(5) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company currently believes that its NOLs are not currently subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. However, if the Company were to undergo a subsequent ownership change in the future, the Company’s NOLs could be subject to limitation under Code Section 382. The Company believes that its U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believes its U.S. Federal NOLs at February 9, 2015 are approximately $195.0 million.

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $89.5 million was recorded through February 9, 2015.

f.	Use of Estimates – The preparation of the accompanying consolidated financial statements in conformity with the liquidation basis of accounting requires management to make significant estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities. These estimates include, among others, realizable value of real estate and other assets, accrued liquidation costs, lease settlement costs, and deferred tax assets. Actual results could differ from those estimates.

g.	Other Assets – Other assets include trademark license intangibles, with a balance of $0.9 million as of February 9, 2015 and March 1, 2014, and security deposits with a balance of $0.1 million and $1.3 million as of February 9, 2015 and March 1, 2014, respectively.

h.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less.

Estimated Costs of Liquidation

Significant estimates and judgment are required to determine the accrued costs of liquidation, which reflects all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to be incurred during the liquidation period. The company’s accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs through February 9, 2015 are as follows (in thousands):

	Liquidation Period
	Balance			Balance			Balance
	February 9,	Adjustments		March 1,	Adjustments		March 2,
Estimated Costs of Liquidation	2015	to Reserves	Payments	2014	to Reserves	Payments	2013

Real estate related carrying costs	$259	$(5,119)	$(5,583)	$10,961	$4,404	$(9,096)	$15,653
Professional fees	641	958	(3,983)	3,666	2,564	(3,944)	5,046
Payroll related costs	372	(227)	(2,118)	2,717	1,445	(2,156)	3,428
Other	-	(453)	(115)	568	459	(251)	360
	$1,272	$(4,841)	$(11,799)	$17,912	$8,872	$(15,447)	$24,487

The assumptions underlying the estimated accrued costs of liquidation of $1.3 million as of February 9, 2015 contemplated all of its operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period which concluded on February 9, 2015.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the period from March 2, 2014 through February 9, 2015:

Adjustments to decrease the reserve for real estate related carrying costs of approximately $5.1 million were recorded during the period ended February 9, 2015. The adjustments were mainly the result of reversing the estimated selling expenses and operating expenses for the remaining four properties accrued through the historical anticipated liquidation period of July 2015, as well as the expenses related to the sale of the Secaucus Lease.

Adjustments to increase the reserve for professional fees of approximately $1.0 million were recorded during the period from March 2, 2014 through February 9, 2015. The majority of the increase reflects the increased costs resulting from the complexities of litigation related to the bankruptcy cases.

Adjustments to decrease the reserve for payroll and related liquidation expenses of approximately $0.2 million were primarily the result of the reversal of estimated future payroll costs through the historical anticipated liquidation period of July 2015.

The assumptions underlying the estimated accrued costs of liquidation of $17.9 million as of March 1, 2014 contemplated all changes in estimates resulting from the Plan.

The Company reviewed all of its operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, which was initially anticipated to conclude in August 2012, was amended in fiscal 2012 to conclude in July 2015 based on expectations that substantially all of its real estate properties were likely to be monetized prior to the end of 2014, with a short period thereafter to conclude the liquidation.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the fiscal year ended March 1, 2014:

Adjustments to increase the reserve for real estate carrying costs of approximately $4.4 million were mainly the result of increasing the estimated expenses due to the higher estimated values of the properties as well as estimated timing of property sales. The estimates assumed that two of the Company’s properties would be sold or monetized by May 2014 and the remaining five of its properties, including the Trinity Place Property, would be sold or monetized by the end of December 2014.

Adjustments to increase the reserve for professional fees of approximately $2.6 million reflects increased costs resulting from the complexities of litigation related to the bankruptcy case.

Adjustments to increase the reserve for payroll and related liquidation expenses of approximately $1.5 million were primarily the result of settlement charges relating to the separation agreement with the former principle executive officer during the second quarter ended August 31, 2013.

Adjustments to Fair Value of Assets and Liabilities

The following table summarizes adjustments to the fair value of assets and liabilities under the liquidation basis of accounting during the period from March 2, 2014 through February 9, 2015 and the fiscal year ended March 1, 2014 (in thousands):

Adjustments of Assets and Liabilities to Net Realizable Value	March 2, 2014 through February 9, 2015	March 3, 2013 through March 1, 2014

Adjust real estate to estimated net realizable value	$35,025	$53,685
Adjust estimated lease settlement liabilities to net realizable value	451	4,574
Adjust pension liability	(1,208)	1,024
Adjust other claims to net realizable value	1,654	228
	$35,922	$59,511

The following discussion explains the adjustments to the fair value of assets and liabilities under the liquidation basis of accounting as recorded during the period from March 2, 2014 through February 9, 2015:

Real Estate - The net realizable value of real estate assets was adjusted upward in the aggregate by approximately $35.0 million primarily from an increase in value of the Trinity Place Property. The revised estimates were based on market comparables as well as internally prepared analyses. Based on management’s assessment, an estimated net realizable value of real estate of $158.0 million has been recorded at February 9, 2015. See Note 3 - Real Estate for a discussion on valuation methodology.

Lease Settlement Liabilities – Lease settlement liabilities have decreased by $0.5 million due to adjustments and cash settlements with the Company’s former landlords. These reductions were mainly the result of the Company’s continued efforts to reconcile and settle its remaining lease claims.

Pension Liability – This $1.2 million increase in the pension liability represents an increase in the unfunded pension liability of the Syms sponsored defined benefit plan primarily as a result of a change in the mortality and interest rates, partially offset by improved performance of the plan’s assets.

Other Claims – This represents a decrease in of $1.7 million of various claims pursuant to the final Plan document based on settlement and further review by the Company of the validity of the claims made against the Company.

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

Lease Settlement Liabilities – Lease settlement liabilities have decreased by $4.6 million due to adjustments from 18 locations and cash settlements with three others. These reductions were mainly the result of the Company’s continued efforts to reconcile and settle its remaining lease claims.

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

Recent Accounting Pronouncements

During February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation requirements in ASC 810 “Consolidation” and changes the required consolidation analysis.  The amendments in ASU No. 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments impact limited partnerships and legal entities, the evaluation of fees paid to a decision maker or service provider of a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds.  ASU No. 2015-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

During January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items." ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

During August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern." ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for periods beginning after December 15, 2016. ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.

During June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

During April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-08 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted for the year ended February 28, 2016.

NOTE 3 – REAL ESTATE, NET

As of February 28, 2015, real estate, net consists of the following:

February 28, 2015
(in thousands)

Real estate under development	$26,906
Buildings and building improvements	3,580
Land	2,452
32,938
Less: accumulated depreciation	1,817
$31,121

Liquidation Basis

The estimated net realizable value of owned real estate, including land, building, building improvements and air rights, amounted to $158.0 million and $157.7 million as of February 9, 2015 and March 1, 2014, respectively. While $158.0 million represents management’s best estimate of the net realizable value of the Company’s real estate properties at the time of finalizing the accompanying consolidated statement of net assets, the amount ultimately realized in the monetization of the real estate could materially differ from this estimate.

Sold Properties

Fiscal 2014

Certain information about the properties of the Company that have been sold during fiscal 2014, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, are set forth below:

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

Fiscal 2013

Certain information about the properties of the Company that have been sold during fiscal 2013, including the net proceeds generated by the sold properties, net of brokerage commissions and sale costs, are set forth below:

Property Location	Type of Property	Building Size (estimated square feet)	Net Proceeds ($ in millions)	Date of Sale

Southfield, MI	Short term property	60,000	2.5	April, 2013
Marietta, GA	Short term property	77,000	2.9	July, 2013
Ft. Lauderdale, FL	Short term property	55,000	1.9	August, 2013
Elmsford, NY	Medium term property	59,000	22.0	August, 2013
Cherry Hill, NJ	Short term property	150,000	4.5	September, 2013
Addison, IL	Short term property	68,000	1.9	December, 2013
Norcross, GA	Short term property	69,000	1.1	February, 2014
Total		538,000	$36.8

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS, NET

Prepaid expenses and other assets, net include the following at February 28, 2015:

February 28, 2015
(in thousands)

Trademarks and customer lists	$2,090
Loan closing costs	695
Prepaid expenses	628
Security deposits	99
3,512
Less: accumulated amortization	1,236
$2,276

NOTE 5 - INCOME TAXES

The provision for income taxes is as follows:

Period from February 10, 2015 through February 28, 2015
(in thousands)

Current:
Federal	$-
State	2
$2
Deferred:
Federal	$-
State	-
$-

Provision for income taxes	$2

The following is a reconciliation of income taxes computed as the U.S. Federal statuary rate to the provision for income taxes:

Statuary Federal income tax rate	35.0%
State taxes	-0.4%
Permanent differences	-20.1%
Change of valuation allowance	-15.0%

Effective income tax rate	-0.5%

The composition of the Company’s deferred tax assets and liabilities is as follows:

	Fiscal Year Ended
	February 28, 2015	March 1, 2014
	(in thousands)

Deferred tax assets:
Pension costs	$2,244	$2,759
Reserves not currently deductible for tax purposes	-	66
Stock-based compensation expense	182	-
Net operating loss carry forwards	75,421	79,145
Depreciation (Including Air Right)	2,413	7,193
AMT Credit	3,181	3,182
Accrued expenses	49	110
Other	46	82
Wind-down expenses	-	3,954
Lease claim	6,095	13,934

Total deferred tax assets	$89,631	$110,425
Valuation allowance	(89,483)	(59,868)
Deferred tax asset after valuation allowance	$148	$50,557

Deferred tax liabilities:
Intangibles	$(139)	$(156)
Write up of owned real estate	-	(50,401)
Other	(9)	-
Total deferred tax liabilities	$(148)	$(50,557)
Net deferred tax assets	$-	$-

Current deferred tax assets	$-	$-
Long term deferred tax assets	-	-
Total deferred tax assets	$-	$-

At February 28, 2015, the Company had state net operating loss carry forwards of approximately $151.7 million. These net operating losses expire between 2029 and 2034. The Company also had the New York State prior net operation loss conversion (“PNOLC”) subtraction pool of approximately $1.9 million. The conversion to the PNOLC under the New York State corporate tax reform does not have any material tax impact. The Company also had Federal net operating loss carry forwards of approximately $195.0. These net operating losses will expire in years through fiscal 2034.

Based on management assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of approximately $59.9 million was recorded as of March 1, 2014. The valuation allowance was increased by approximately $29.6 million to approximately $89.5 million. The increase during the going concern period is approximately $0.2 million.

NOTE 6 – RENTAL REVENUES

The Company’s properties are leased to various national and local companies under leases expiring through 2016. As of February 28, 2015, 15 tenants leased approximately 25.2% of the space at the West Palm Beach property and one tenant leased approximately 5.2% of the space at the Paramus property. One tenant accounted for approximately 24% of the rental revenues for the period from February 10, 2015 to February 28, 2015.

Future minimum rentals under noncancellable terms of tenants’ operating leases as of February 28, 2015 are as follows (in thousands):

Year ended:	Future Minimum Rentals

February 27, 2016	$387
March 4, 2017	113

$500

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial instruments are determined based upon applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted process in active markets for identical assets or liabilities (Level 1), quoted process for similar instruments in active markets or quoted process for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other liabilities approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair value of the loan payable approximated the carrying value as it is a variable-rate instrument.

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company's pension plans. As the Company elected to adopt the measurement date provisions of ASC 715, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of  March 4, 2007, the Company was required to determine the fair value of the Company's pension plan assets as of February 28, 2015. The fair value of pension plan assets was $10.4 million at February 28, 2015.   These assets are valued in active liquid markets.

NOTE 8 – PENSION AND PROFIT SHARING PLANS

a.	Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of February 28, 2015 and March 1, 2014, the Company had a recorded liability of $2.9 million and $3.5 million, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet and consolidated statement of net assets, respectively. This liability represents the estimated cost to the Company of terminating the plan in a standard termination, which would require the Company to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

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

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The Company had a recorded liability of $4.0 million and $5.3 million which is reflected in accrued expenses as of February 28, 2015 and March 1, 2014, respectively, and is included as part of the net claims distribution. The Company is required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, the Company paid approximately $2.4 million to the Syms sponsored plan and approximately $3.0 million to the multiemployer plans from September 17, 2012 through February 28, 2015 of which $0.7 million and $1.3 million were funded during the fiscal year ended February 28, 2015 to the Syms sponsored plan and to the multiemployer plans, respectively.

Presented below is financial information relating to this plan for the fiscal years indicated:

	February 28, 2015	March 1, 2014
	(in thousands)

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$13,196	$11,514
Interest cost	642	611
Actuarial loss	123	1,686
Gross benefits paid	(628)	(615)
Net benefit obligation - end of period	$13,333	$13,196

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$9,848	$8,737
Employer contributions	655	868
Gross benefits paid	(628)	(615)
Actual return on plan assets	548	858
Fair value of plan assets - end of period	$10,423	$9,848

Funded status at end of year	$(2,910)	$(3,348)

The pension expense includes the following components:

	February 28, 2015	March 1, 2014
	(in thousands)

COMPONENTS OF NET PERIODIC COST:
Interest cost	$642	$611
Loss of assets	(548)	(858)
Amortization of loss	144	597
Net periodic cost	$238	$350

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%

The expected long-term rate of return on plan assets was 8.0% for all years.

As of February 28, 2015 the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year	Amount

2016	$955
2017	812
2018	1,144
2019	948
2020	871
2021-2025	3,491

The fair values and asset allocation of the Company’s plan assets as of February 28, 2015 and the target allocation for fiscal 2015, by asset category, are presented in the following table (in thousands). All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

			% of Plan
Asset Category	Asset Allocation	Fair Value	Assets
	(in thousands)

Cash and equivalents	0% to 10%	$353	3%
Equity securities	30% to 50%	4,480	43%
Fixed income securities	35% to 55%	4,676	45%
Alternative investments	5% to 25%	914	9%
Total		$10,423	100%

Under the provisions of ASC 715, the Company is required to recognize in its consolidated balance sheet the unfunded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The Company had a recorded liability of $4.0 million and $5.3 million which is reflected in accrued expenses as of February 28, 2015 and March 1, 2014, respectively, and is included as part of the net claims distribution. The Company is required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

b.	401(k) Plan – During fiscal 2014, the Company maintains a 401(k) plan for all employees. Employees are able to contribute a percentage of their salary to the plan subject to statutory limits. Approximately $37,000 in contributions were made by the Company to this plan in fiscal 2014 and zero contributions were made in fiscal 2013.

NOTE 9 – COMMITMENTS

a.	Leases - The Company no longer has retail stores subject to ongoing operating lease obligations. Previous operating lease liability claims under 502(b)(6) of the Bankruptcy Code for the fiscal years ended February 28, 2015 and March 1, 2014 total approximately $16.4 million and $37.3 million, respectively, and are reported in other liabilities on the consolidated statement of net assets.

The Corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease liability of $0.8 million payable through September 2017. The rent expense for this operating lease was approximately $10,000 during the 19 days ending February 28, 2015.

b.	Legal Proceedings - The Company is a party to routine litigation incidental to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. See Item 3. Legal Proceedings, above for additional information on legal proceedings.

As discussed in Note 1 (Basis of Presentation), Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

NOTE 10 – LOAN PAYABLE

On February 9, 2015, TPHGreenwich Owner LLC (“TPH Borrower”), a newly formed special purpose entity and wholly-owned subsidiary of the Company entered into a Loan Agreement with Sterling National Bank, a national banking association, as lender and administrative agent (“Agent”) and Israel Discount Bank of New York, as lender, pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40 million, subject to increase pursuant to incremental loan facilities up to $50 million (the “Loan”), subject to satisfaction of certain conditions. The Loan matures on February 8, 2017, subject to extension until August 8, 2017 under certain circumstances.

The Loan bears interest at a rate per annum equal to the greater of the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or 4.5% and requires interest only payment through maturity. The Contract Rate will be increased by 1.5% per annum during any period in which TPH Borrower does not maintain funds in its deposit accounts with Agent sufficient to make payments then due under the Loan documents. TPH Borrower can prepay the Loan at any time, in whole or in part, without premium or penalty. The Company incurred approximately $40,000 of interest expense during the period from February 10, 2015 to February 28, 2015, net of approximately $65,000 of capitalized interest related to the real estate under development.

The collateral for the Loan is TPH Borrower’s fee interest in the Trinity Place Property and the related air rights, which is the subject of a mortgage in favor of the Agent. TPH Borrower also entered into an environmental compliance and indemnification undertaking.

The Loan Agreement requires TPH Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Borrower will establish blocked accounts with the initial lenders, and pledge the funds maintained in such accounts, in the amount of 9% of the outstanding Loans. The Loan Agreement also provides for certain events of default.

The Company entered into a Nonrecourse Carve-Out Guaranty pursuant to which the Company agreed to guarantee certain items, including losses arising from fraud, intentional harm to the Property, or misapplication of loan, insurance or condemnation proceeds, a voluntary bankruptcy filing by TPH Borrower, and the payment by TPH Borrower of maintenance costs, insurance premiums and real estate taxes.

The Loan was authorized by order of the Court entered in response to the motion of the Company made on December 31, 2014.

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue two shares of preferred stock, one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of Series A preferred stock was issued to a trustee acting for the benefit of the Company’s creditors. The share of Series B preferred stock was issued to the former Majority Shareholder. The share of special stock was issued and sold to Third Avenue and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

NOTE 12 – STOCK-BASED COMPENSATION

Restricted Stock Units

During fiscal 2014 and fiscal 2013, the Company granted an aggregate of 1,202,380 and 326,000 Restricted Stock Units (“RSUs”), respectively, to certain employees and executives. The Company generally grants RSUs that are subject to continued employment and service based vesting conditions, but do not have dividend or voting rights. The RSUs vest in various increments typically on the anniversaries of the individual grant dates, through December 31, 2017, subject to the recipient’s continued employment or service through each applicable vesting date. The Company uses the fair-market value of the Company’s Common Stock on the date the award is approved.

The Company recognized compensation expense in the consolidated statement of operations related to stock-based compensation for the period from February 10, 2015 to February 28, 2015 in the amount of $0.1 million which was net of $0.2 million that was capitalized as part of real estate under development.

The Company’s RSU activity is as follows:

	Year Ended February 28, 2015		Year Ended March 1, 2014
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	76,000	$6.49	-	$0.00
Granted RSUs	1,202,380	$6.48	326,000	$5.35
Vested	(25,417)	$6.49	(250,000)	$5.00
Forfeited	(8,500)	$6.75	-	$0.00
Non-vested at end of period	1,244,463	$6.48	76,000	$6.49

As of February 28, 2015, the unrecognized compensation expense related to non-vested RSUs is approximately $4.7 million which is expected to be recognized through December 31, 2017, the current end of the vesting periods.

NOTE 13 – RELATED PARTY TRANSACTIONS

Under the terms of the Plan, the Company is restricted from making any distributions, dividends or redemptions until after the former Majority Shareholder payments are made in full. The Company’s certificate of incorporation provides for a share of Series B preferred stock, held by the former Majority Shareholder and which is pledged as security and held in escrow, entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided and conditioned upon the General Unsecured Claim Satisfaction having occurred.

In addition, as part of the Plan, the former Majority Shareholder agreed to repay the Company $1.6 million for all premiums paid by the Company on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At February 28, 2015 and March 1, 2014, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder on account of the redemption of the former Majority Shareholder’s shares of Syms common stock. On October 1, 2013 the Company met its Plan obligation to pay the former Majority Shareholder $10.7 million and has a remaining liability of $7.1 million due to the former Majority Shareholder recorded on its consolidated balance sheet as of February 28, 2015 and consolidated statements of net assets as of February 9, 2015 and March 1, 2014.

Ms. Syms, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of Ms. Syms and her family members were assigned to Ms. Syms. The impact of this provision of the Plan has been reflected in the estimated net realizable value of the trademarks within other assets as of February 28, 2015 and March 1, 2014.

NOTE 14 – SUBSEQUENT EVENT

Stock-Based Compensation

Subsequent to February 28, 2015, the Company withheld payroll taxes related to RSUs in excess of the minimum statutory requirements for certain executives. In accordance with ASC 718, “Compensation-Stock Compensation”, this may result in the recognition of a liability and additional non-cash expense during the year ended February 27, 2016. The Company is in the process of determining the effect that this may have on its financial position at February 27, 2016 and results of operations for the year then ended.

Payment of Claims

In accordance with the Plan, the Company made additional payments through May 14, 2015 that constituted the full distributions payable to the then presently Allowed Claims (as defined in the Plan) to the holders of Syms Class 5 Union Pension Plan claims and Filene’s Class 5A, as defined in the Plan, in an aggregate amount of approximately $12.7 million, of which payments were made from the Company’s restricted cash balance as reported for the fiscal year ended February 28, 2015.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(amounts in thousands)

		Intital Cost				Amounts at which Carried at February 28, 2015
Property Description	Encumbrances	Land	Air Rights	Building & Improvements (1)	Cost Captialized Subsequnt to Acquistion	Land	Air Rights	Building & Improvements (1)	Total	Accumulated Depreciation	Date of Acquistion (A) / Construction (C)

Trinity Place Property	$40,000	$5,500	$9,134	$14,872	$3,193	$5,500	$9,134	$3,843	$18,477	$-	1990

Paramus, NJ	-	908	-	-	5,167	908	-	770	1,678	-	1980 (A) / 1984 (C)

Westbury, NY	-	4,895	-	-	11,578	4,920	-	1,831	6,751	-	1988 (A)/1989 (A) / 1989 (C)

West Palm Beach, FL	-	2,452	-	3,136	444	2,452	-	3,580	6,032	(1,817)	2001

	$40,000	$13,755	$9,134	$18,008	$20,382	$13,780	$9,134	$10,024	$32,938	$(1,817)

(1)	Depreciation on buildings and improvements reflected in the consolidated statement of operations is calculated on the straight-line basis over estimated useful lives of 15 to 39 years.

(2)	(a) Reconciliation of Real Estate Properties:

The following table reconciles the activity for the real estate properties from February 10, 2015 to February 28, 2015:

Balance at February 10, 2015	$32,427
Additions	511
Balance at February 28, 2015	$32,938

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation from February 10, 2015 to February 28, 2015:

Balance at February 10, 2015	$1,811
Depreciation related to real estate	6
Balance at February 28, 2015	$1,817

Exhibits Index

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Company on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by the Company on September 19, 2012)

2.3	Purchase Agreement, dated July 16, 2013, between the Company and KRC Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company on August 28, 2013)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

10.1	Ground Lease at One Emerson Lane, Township of Secaucus, Hudson County, New Jersey Assignment and Assumption of Ground Lease, dated May 8, 1986, to Registrant (incorporated by reference to Exhibit 28.1 of the Form 8-K filed by Syms in May 1986)

10.2	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on October 2, 2013)*

10.3	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on October 2, 2013)

10.4	Form of Restricted Stock Unit (“RSU”) Agreement for employees*

10.5	Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on December 31, 2014)

10.6	Loan Agreement, dated as of February 9, 2015, among TPHGreenwich Owner LLC, as the Borrower, Sterling National Bank, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on February 13, 2015)

10.7	Mortgage and Security Agreement, Assignment of Leases and Rents and Fixtures Filing, dated as of February 9, 2015, by TPHGreenwich Owner LLC to Sterling National Bank, in its capacity as Administrative Agent for the lenders party from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on February 13, 2015)

10.8	Non-Recourse Carveout Guaranty, dated as of February 9, 2015, by Trinity Place Holdings Inc. for the benefit of Sterling National Bank for the ratable benefit of the lenders specified in the Loan Agreement (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on February 13, 2015)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract, compensatory plan or arrangement.