Form 10-Q
period 2015-05-30
Trinity Place Holdings Inc.
filed 2015-07-09
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015

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

Large Accelerated Filer ☐ Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑           No ☐

At July 9, 2015, there were 20,121,619 shares outstanding of Common Stock of Trinity Place Holdings Inc., par value $0.01 per share.

Forward-Looking Statements

This Quarterly Report, including but not limited to factors discussed below as well as those discussed elsewhere in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information relating to Trinity Place Holdings Inc. (referred to in this Quarterly Report as “Trinity,” the “Company,” or “we”) that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others:

•	the Company’s limited operating history;

•	the Company’s ability to execute its business plan as it relates to the development or sale of the Trinity Place Property;

•	risks associated with investments in leased real estate generally;

•	the ability of the Company to renew its leases and enter into new leases;

•	competition;

•	risks associated with partnerships or joint ventures;

•	the Company’s ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development and/or redevelopment of its properties;

•	the ability of the Company to obtain financing;

•	the influence of certain majority stockholders;

•	certain conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;

•	the restrictions contained in the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”) and our certificate of incorporation, including restrictions that may be imposed as a result of certain voting and approval rights of the holder of our Series A preferred stock and limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our NOLs and certain other tax attributes, which may not succeed in protecting such tax attributes, and/or may limit the liquidity of our common stock;

•	loss of key personnel;

•	the failure of the Company’s wholly-owned subsidiary to repay outstanding indebtedness;

•	the Company’s ability to use NOLs to offset future taxable income for U.S. Federal income tax purposes;

•	stock price volatility;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of the Company;

•	the adequacy of reserves for Company operating expenses; and

•	unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control or that are not currently known to the Company or which the Company believes are not material.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Quarterly Report and other reports filed with the Securities and Exchange Commission (“SEC”).

PART 1 – FINANCIAL INFORMATION

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	May 30, 2015	February 28, 2015
	(unaudited)	(audited)

ASSETS

Real estate, net	$34,699	$31,121
Cash and cash equivalents	19,453	23,870
Restricted cash	6,987	21,578
Receivables	119	90
Prepaid expenses and other assets, net	1,891	2,276
Total assets	$63,149	$78,935

LIABILITIES

Accounts payable and accrued expenses	$7,815	$10,241
Liability related to share based compensation	5,492	-
Other liabilities, primarily lease settlement liabilities	3,132	16,427
Obligation to former majority shareholder	7,066	7,066
Loan payable	40,000	40,000
Total liabilities	63,505	73,734

Commitments and Contingencies

SHAREHOLDERS' (DEFICIT) EQUITY

Common stock, $0.01 par value, 80,000 shares authorized; 24,712 shares issued; 20,122 and 20,016 shares outstanding at May 30, 2015 and February 28, 2015, respectively	247	245
Preferred Stock, 40,000 shares authorized; zero shares issued and outstanding	-	-
Additional paid-in capital	42,895	45,375
Treasury stock (4,590 and 4,457 shares at May 30, 2015 and February 28, 2015, respectively)	(48,230)	(47,166)
Accumulated other comprehensive loss	(1,476)	(1,476)
Retained earnings	6,208	8,223

Total shareholders' (deficit) equity	(356)	5,201

Total liabilities and shareholders' (deficit) equity	$63,149	$78,935

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

Thirteen Weeks Ended May 30, 2015
(unaudited)

Revenues
Rental income	$147
Tenant reimbursements	77

Total revenues	224

Operating Expenses
Property operating expenses	148
Real estate taxes	53
General and administrative	1,478
Professional fees	492
Depreciation and amortization	174

Total operating expenses	2,345

Operating loss	(2,121)

Interest expense, net	120
Reduction of claim liability	(230)

Loss before income taxes	(2,011)

Income taxes	4

Net loss	$(2,015)

Loss per share - basic and diluted	$(0.10)

Weighted average number of shares - basic and diluted	20,053

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance as of February 28, 2015 (audited)	24,473	$245	$45,375	(4,457)	$(47,166)	$8,223	$(1,476)	$5,201

Net loss	-	-	-	-	-	(2,015)	-	(2,015)
Settlement of stock awards	239	2	(2)	(133)	(1,064)	-	-	(1,064)
Reclassification of share based compensation to liability	-	-	(2,516)	-	-	-	-	(2,516)
Stock based compensation expense	-	-	38	-	-	-	-	38

Balance as of May 30, 2015 (unaudited)	24,712	$247	$42,895	(4,590)	$(48,230)	$6,208	$(1,476)	$(356)

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Thirteen Weeks Ended May 30, 2015
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,015)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	174
Stock based compensation expense	909
(Increase) decrease in operating assets:
Receivables	(29)
Prepaid expenses and other assets	245
Decrease in operating liabilities:
Accounts payable and accrued expenses	(2,426)
Other liabilities, primarily lease settlement liabilities	(13,295)
Net cash used in operating activities	(16,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	14,591
Additions to real estate	(1,507)
Net cash provided by investing activities	13,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of stock awards	(1,064)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,417)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$413
Taxes	$4

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Liability related to share based compensation	$5,492

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company

Overview

Trinity Place Holdings Inc. is a real estate holding, investment and asset management company. Its business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Its principal asset is a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. The Company also owns three other commercial real estate assets and controls a variety of intellectual property assets focused on the consumer sector.

As described in greater detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (the “2014 Annual Report”), the predecessor to the Company is Syms Corp. (“Syms”). Syms and its subsidiaries (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) on November 2, 2011. On August 30, 2012, the Court entered an order confirming the Plan, as defined in the 2014 Annual Report. On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into the Company, with Trinity Place Holdings Inc. as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act. Following a General Unsecured Claim Satisfaction and the final Majority Shareholder payment, as discussed in more detail in the Company’s 2014 Annual Report, the Company will have satisfied its remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

During the period from the effective date of the Plan through May 30, 2015, the end of the Company’s first fiscal quarter, the Company sold 13 of its properties and the Secaucus condominium, and paid approximately $104.5 million in respect to Allowed Claims, as defined in the Plan. As of May 30, 2015, an estimated $14.2 million of claims remained to be paid, including $7.1 million to the former Majority Shareholder, $3.8 million to the multiemployer pension plan, and $3.3 million in other liabilities, primarily lease settlement liabilities. Approximately $3.1 million was paid subsequent to May 30, 2015, leaving approximately $11.1 million of outstanding claims at July 9, 2015.

On February 12, 2015, the Company amended its certificate of incorporation to, among other things, add a new provision to the certificate of incorporation intended to help preserve certain tax benefits primarily associated with the Company’s NOLs (the “Protective Amendment”). The Protective Amendment generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in an increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder

Financial Reporting

In response to the Chapter 11 filing the Company adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the loan transaction described in Note 5 (Loan Payable), the Company ceased reporting on the liquidation basis of accounting in light of its available cash resources, the estimated range of outstanding payments on unresolved claims, and its ability to operate as a going concern. The Company resumed reporting on the going concern basis of accounting on February 10, 2015.

Claims Payment Process

The Company is in the process of reconciling, objecting to and resolving the remaining claims associated with the discharge of liabilities pursuant to the Plan. The Company made cash payments during the thirteen weeks ended May 30, 2015 of $14.6 million in Allowed Claims. The Company subsequently made additional cash payments through July 9, 2015 of $3.1 million, and has made total payments of approximately $107.8 million since emergence.

As of May 30, 2015, based on the reconciliation work to date and payments made as described above, the remaining estimated aggregate allowed amount of creditor claims, together with the net amount due to the former Majority Shareholder of $7.1 million, is approximately $14.2 million. As of July 9, 2015, following an additional $3.1 million of payments made subsequent to the end of the thirteen weeks ended May 30, 2015, the remaining estimated aggregate allowed amount of creditor claims is approximately $11.1 million. The Company expects to pay an additional Syms Class 1 Secured Claim and a Filene’s Basement Class 4 Allowed Claim out of Net Proceeds (as defined in the Plan) as they become Allowed Claims in accordance with the terms of the Plan.

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

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this Quarterly Report on Form 10-Q are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s February 28, 2015 audited consolidated financial statements, as previously filed with the SEC on Form 10-K on May 14, 2015, and other public information.

a.	Accounting Period - The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks.

b.	Principles of Consolidation - The financial statements include the accounts of the Company including its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

c.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - As of May 30, 2015 and February 28, 2015, the Company primarily operated in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - The Company’s consolidated financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has substantially all of its cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. The Company has not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacements of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over useful lives ranging from 15 to 39 years.

g.	Real Estate Under Development - The Company capitalizes certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, the Company capitalizes interest costs related to development and redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences.

h.	Valuation of Long-Lived Assets - The Company periodically reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No impairments were recorded through May 30, 2015.

i.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurement - The Company determines fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting management’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

k.	Cash and Cash Equivalents- Cash and cash equivalents include securities with original maturities of three months or less.

l.	Restricted Cash - Restricted cash represents reserves used to pay claims payments as required under the Plan, as well as amounts required under the loan payable (see Note 5, Loan Payable).

m.	Revenue Recognition and Accounts Receivable - Leases with tenants are accounted for as operating leases. Minimum rents are recognized, net of any rent concessions or tenant lease incentives, including free rent, on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts may be provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

n.	Stock-Based Compensation - The Company has granted stock-based compensation, which is described below in Note 11. The Company accounts for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

o.	Income Taxes - The Company accounts for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of May 30, 2015 and February 28, 2015, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of May 30, 2015, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service.

p.	Earnings Per Share Information - The Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

Recent Accounting Pronouncements

During April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. ASU 2015-04 is not expected to have a material impact on the Company’s consolidated financial statements.

During April 2015, the FASB ASU No. 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. The Company has not adopted ASU 2015-03 as of May 30, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on the Company's consolidated financial statements.

Note 3 – Real Estate, Net

Real estate, net consists of the following (in thousands):

	May 30, 2015	February 28, 2015
	(unaudited)	(audited)

Real estate under development	$30,504	$26,906
Buildings and building improvements	3,594	3,580
Land	2,452	2,452
	36,550	32,938
Less: accumulated depreciation	1,851	1,817
	$34,699	$31,121

All of the Company’s properties, other than the West Palm Beach, Florida property, are included in real estate under development. Buildings and building improvements and land consist of the West Palm Beach, Florida property.

Note 4 – Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net include the following (in thousands):

	May 30, 2015	February 28, 2015
	(unaudited)	(audited)

Trademarks and customer lists	$2,090	$2,090
Loan closing costs	693	695
Prepaid expenses	384	628
Security deposits	100	99
	3,267	3,512
Less: accumulated amortization	1,376	1,236
	$1,891	$2,276

Note 5 – Loan Payable

On February 9, 2015, TPHGreenwich Owner LLC (“TPH Borrower”), a wholly-owned subsidiary of the Company, entered into a Loan Agreement, pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40 million, subject to increase pursuant to incremental loan facilities up to $50 million (the “Loan”), subject to satisfaction of certain conditions. The Loan matures on February 8, 2017, subject to extension until August 8, 2017 under certain circumstances.

The Loan bears interest at a rate per annum equal to the greater of the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or 4.5% and requires interest only payment through maturity. TPH Borrower can prepay the Loan at any time, in whole or in part, without premium or penalty. The Company incurred approximately $460,000 of interest for the thirteen weeks ended May 30, 2015. Of this amount, the Company capitalized approximately $315,000 to real estate under development.

The Loan Agreement requires TPH Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding Loan. The Loan Agreement also provides for certain events of default. The collateral for the Loan is TPH Borrower’s fee interest in the Trinity Place Property and the related air rights. The Company entered into a Nonrecourse Carve-Out Guaranty pursuant to which the Company agreed to guarantee certain items, including losses arising from fraud, intentional harm to the Trinity Place Property, or misapplication of loan, insurance or condemnation proceeds, a voluntary bankruptcy filing by TPH Borrower, and the payment by TPH Borrower of maintenance costs, insurance premiums and real estate taxes.

Note 6 – Fair Value Measurements

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other liabilities approximated their carrying value because of the short-term nature of these instruments. The fair value of the loan payable approximated the carrying value as it is a variable-rate instrument.

Note 7 – Pension and Profit Sharing Plans

Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of May 30, 2015 and February 28, 2015, the Company had a recorded liability of $2.9 million, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

The Company will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that the Company may terminate the Syms pension plan from and after January 1, 2017. In the event that the Company terminates the Syms pension plan, the Company intends that any such termination shall be a standard termination.

Prior to the Bankruptcy, certain employees were covered by collective bargaining agreements and participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, the Company is subject to the payment of a withdrawal liability to these pension funds. The Company had a recorded liability of $3.8 million and $4.0 million which is reflected in accounts payable and accrued expenses as of May 30, 2015 and February 28, 2015, respectively, and is included as part of the remaining estimated allowed net claims. The Company is required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, the Company paid approximately $2.4 million to the Syms sponsored plan and approximately $3.2 million to the multiemployer plans from September 17, 2012 through May 30, 2015 of which $0.2 million was funded during the thirteen weeks ended May 30, 2015 to the multiemployer plan.

Note 8 - Commitments

a.	Leases - The Company no longer has retail stores subject to ongoing operating lease obligations. Previous operating lease liability claims under 502(b)(6) of the Bankruptcy Code at May 30, 2015 and February 28, 2015 total approximately $3.1 million and $16.4 million, respectively, and are reported in other liabilities, primarily lease settlement liabilities, on the condensed consolidated balance sheets.

The Corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease liability of $0.7 million payable through September 2017. The rent expense for this operating lease was approximately $43,000 during the thirteen weeks ended May 30, 2015.

b.	Legal Proceedings - The Company is a party to routine litigation incidental to its business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers.

As discussed in Note 1 (The Company), Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

Note 9 – Income Taxes

At May 30, 2015, the Company had state net operating loss carry forwards of approximately $120.8 million. These net operating losses expire between 2029 and 2034. The Company also had the New York State and New York City prior net operation loss conversion (“PNOLC”) subtraction pools of approximately $33.3 million and $34.8 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms do not have any material tax impact. At May 30, 2015, the Company also had Federal net operating loss carry forwards of approximately $208.7 million. These net operating losses will expire in years through fiscal 2034.

Based on management assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $89.5 million is recorded as of February 28, 2015. The valuation allowance was adjusted by approximately $0.4 million during the thirteen weeks ended May 30, 2015 to $89.1 million.

Note 10 – Related Party Transactions

The Company is restricted from making any distributions, dividends or redemptions until after the former Majority Shareholder payments are made in full, under the terms of the Plan. The Company’s certificate of incorporation provides for a share of Series B preferred stock, held by the former Majority Shareholder and which is pledged as security and held in escrow, entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided and conditioned upon the General Unsecured Claim Satisfaction having occurred. The Company has a remaining liability of $7.1 million due to the former Majority Shareholder recorded on its condensed consolidated balance sheets as of May 30, 2015 and February 28, 2015.

The former Majority Shareholder, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of the former Majority Shareholder and her family members were assigned to the former Majority Shareholder.

Note 11 – Stock-Based Compensation

Restricted Stock Units

During the thirteen weeks ended May 30, 2015, the Company granted 363,095 Restricted Stock Units (“RSUs”) to the Company’s President and Chief Executive Officer (the “CEO”), pursuant to the CEO’s employment agreement. The RSUs vest over three years, subject to the CEO’s continued employment, and settle in shares over a five-year period. Until shares are issued with respect to the RSU’s, the CEO will not have any rights as a shareholder with respect to the RSU’s and will not receive dividends or be able to vote the shares represented by the RSUs. The Company uses the fair-market value of the Company’s Common Stock on the date the award is granted.

On April 28, 2015, the Company issued 238,095 shares of common stock to the CEO to settle vested RSUs from previous RSU grants. In connection with that transaction, the Company withheld (from the 238,095 shares issued) 132,904 shares to provide for the CEO’s withholding tax liability. In accordance with ASC Topic 718, Compensation-Stock Compensation, the repurchase of immature shares (i.e. shares held for less than six months) by the Company upon the vesting of a restricted share would ordinarily result in liability accounting. ASC 718 provides an exception, if the fair value of the shares repurchased or withheld is equal or less than the employer’s minimum statutory withholding requirements. The aggregate fair value of the shares withheld (valued at the then current fair value of $8 per share) was in excess of the minimum statutory tax withholding requirements and as such the Company is required to account for the restricted stock awards as a liability. The Company, at each reporting period will re-measure the liability until settled with changes in the fair value being recorded as stock compensation expense in the statement of operations. During the thirteen weeks ended May 30, 2015, the Company recorded an adjustment of $2.5 million to reclassify amounts previously recorded in additional-paid-in-capital to a liability. Stock compensation expense recognized in the condensed consolidated statement of operations during the thirteen weeks ended May 30, 2015 totaled $0.9 million, which is net of the $2.1 million capitalized as part of real estate under development. As of May 30, 2015, the Company has recorded a share-based non-cash liability of $5.5 million.

The Company’s RSU activity for the thirteen weeks ended May 30, 2015 is as follows:

	Thirteen Weeks Ended May 30, 2015
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,244,463	$6.48
Granted RSUs	363,095	$7.05
Vested	(279,762)	$6.25
Non-vested at end of period	1,327,796	$6.68

Note 12 – Subsequent Events

Payment of Claims

In accordance with the Plan, the Company made additional payments through July 9, 2015 that constituted the full distributions payable to the then presently Allowed Claims (as defined in the Plan) to the holders of Filene’s Class 5A, and Filene’s Class 3 as defined in the Plan, in an aggregate amount of approximately $3.1 million, of which payments were made from the Company’s restricted cash balance as reported on May 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the thirteen week period ended May 30, 2015 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s 2014 Annual Report filed with the SEC.

Executive Overview

We are a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Our principal asset is a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. We also own a shopping center located in West Palm Beach, Florida and retail locations in Westbury, New York and Paramus, New Jersey (see below for a more detailed description of the properties) and we control a variety of intellectual property assets focused on the consumer sector.

Financial Overview for the Thirteen Weeks Ended May 30, 2015

During the thirteen weeks ended May 30, 2015, the Company paid approximately $14.6 million in approved claims, with an estimated $14.2 million of payments remaining to be made ($7.1 million of which pertains to the former Majority Shareholder and $3.8 million pertains to the multiemployer pension plan which is payable in quarterly installments through 2019). Subsequent to May 30, 2015 the Company paid approximately $3.1 million in outstanding claims leaving $11.1 million of outstanding claims at July 9, 2015. The amounts paid in respect of claims during the thirteen weeks ended May 30, 2015 and subsequently represented an improvement of approximately $230,000 as compared with estimated payments in respect of such claims. Upon emergence from bankruptcy in September 2012, the Company had recorded approximately $130.1 million of claims liabilities in its consolidated statement of net assets and has since paid $107.8 million through July 9, 2015 with approximately $11.1 million of claims remaining to be paid, which provides cumulative improvements of approximately $11.2 million in respect of all payments made to date. These improvements were achieved through the Company’s claims reconciliation process, negotiation with claimants and decision of the bankruptcy court in certain bankruptcy matters. The Company also continues its ongoing work related to the sale, development and/or redevelopment of its four real estate properties, including pre-development work on the Trinity Place Property, and its intellectual property portfolio.

Properties

The schedule below shows the Company owned properties at May 30, 2015:

	Property Location	Type of Property	Building Size (estimated square feet)	Occupancy at May 30, 2015

(1)	New York, NY (Trinity Place Property)	Property under development	57,000	N/A

(2)	Paramus, NJ	Property under development	77,000	5.2%

(3)	West Palm Beach, FL	Operating property	112,000	25.2%

(4)	Westbury, NY	Property under development	92,000	N/A

	Total Square Feet		338,000

(1)	Trinity Place Property. The Trinity Place Property consists of a vacant 6-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. The Company also has ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by the Company and has a 4-story landmark building.

(2)	Paramus Property. The Paramus property consists of a 1 and part 2-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The 73,000 square foot building currently has no tenants, although the Company is in discussions with potential tenants on an ongoing basis. The outparcel building has a tenant which has a lease expiring in 2016 and which has been in the space since 1996. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

(3)	West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood shopping center that contains approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. The West Palm Beach property currently has 15 tenants occupying space. Of the 15 tenant leases, eight are month to month (“MTM”), four expire in late 2015 and three expire in early 2016. In addition, the Company has executed a lease with a national retailer for an approximately 43,000 square foot space. The lease contains certain terms and conditions which need to be satisfied in order for the tenant to open and start paying rent including, but not limited to, obtaining local government approvals and permits for work. The Company currently anticipates that such approvals and other conditions will be obtained or satisfied by late 2015, although there can be no assurances.

(4)	Westbury Property. The Westbury property consists of a 1-story building and lower level that contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres.

As described in greater detail in Note 1 to our condensed consolidated financial statements and 2014 Annual Report, the predecessor to Trinity is Syms Corp. Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On August 30, 2012, the Court entered an order confirming the Plan. On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy.

Following a General Unsecured Claim Satisfaction and the final payment to the former Majority Shareholder, as described in Note 1 to our condensed consolidated financial statements (The Company), the Company will have satisfied its remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

Change from Liquidation Accounting to Going Concern Accounting

In response to the Chapter 11 filing the Company adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the loan transaction described in Note 5 (Loan Payable), the Company ceased reporting on the liquidation basis of accounting in light of its available cash resources, the estimated range of outstanding payments on unresolved claims, and its ability to operate as a going concern. The Company resumed reporting on the going concern basis of accounting on February 10, 2015.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. A summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements included in this report is set forth below. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Form 10-K dated February 28, 2015.

Results of Operations

Operating Activities for the Thirteen Weeks Ended May 30, 2015

Total revenues for the period were approximately $224,000. This represents rental revenues and expense reimbursements for two of the Company’s properties, West Palm Beach, Florida and Paramus, New Jersey.

Property operating expenses for the thirteen weeks ended May 30, 2015 were approximately $148,000 and consisted of costs incurred for maintenance and repairs, utilities and general operating costs primarily for the West Palm Beach, Florida property.

Real estate tax expenses for the thirteen weeks ended May 30, 2015 were approximately $53,000 and consisted of real estate tax costs primarily for the West Palm Beach, Florida property.

General and administrative expenses for the thirteen weeks ended May 30, 2015 were approximately $1.5 million. The Company incurred $3.9 million of non-cash stock-based compensation costs, payroll and payroll related costs and costs to maintain the corporate office. A portion of the costs totaling $2.4 million were capitalized as part of real estate under development. Of this $1.5 million net amount, approximately $909,000 relates to stock-based compensation, $213,000 related to payroll and payroll related costs and $358,000 related to other corporate costs including Board fees, corporate office rent and insurance.

Professional fees for the thirteen weeks ended May 30, 2015 were approximately $492,000. These costs consist of general corporate legal fees of approximately $59,000, bankruptcy related professional fees of approximately $127,000, audit and audit related fees of approximately $116,000, professional fees related to work on the Company’s intellectual property of $179,000 and other professional fees of approximately $11,000.

Depreciation and amortization expenses for the thirteen weeks ended May 30, 2015 was approximately $174,000 and consists of depreciation for the West Palm Beach, Florida property, as well as amortization of trademarks and deferred financing fees.

Operating loss for the period was approximately $2.1 million.

Interest expense, net for the period was approximately $120,000 which consisted of $145,000 of interest for the loan payable net of $25,000 of interest income.

The Company recorded an adjustment to its claims liability for the thirteen weeks ended May 30, 2015 of $230,000 which was due to the lower settlement of certain claims.

The Company recorded an income tax expense of approximately $4,000 during the period.

Net loss for the period was approximately $2.0 million.

Operating Activities for the Thirteen Weeks Ended May 31, 2014 under Liquidation Basis of Accounting

The Company operated under the liquidation basis of accounting for the thirteen weeks ended May 31, 2014. The results of operations for that period are not comparable to the thirteen weeks ended May 30, 2015, which are reported under the going concern basis of accounting. The information provided below was derived from the operations during the thirteen weeks ended May 31, 2014:

The Company received an additional $0.2 million in rents and other income during the thirteen weeks ended May 31, 2014 from three properties.

The Company’s cash operating costs and expenses for the thirteen weeks ended May 31, 2014 were approximately $4.0 million, of which approximately $2.6 million pertained to real estate related costs, $0.9 million related to professional fees and $0.5 million related to payroll costs. As previously noted, overhead expenses have exceeded the Plan’s original detailed projections and are outpacing the Plan’s original budgeted reserves, primarily due to professional fees; however the Company has obtained the consent of its Series A stockholder to an increase in operating reserves.

Financial Condition

As of May 30, 2015, the Company had approximately $7.0 million of restricted cash as compared to $21.6 million of restricted cash at February 28, 2015. This decrease in restricted cash was due to the payment of Allowed Claims in accordance with the terms of the Plan of approximately $14.6 million during the thirteen weeks ended May 30, 2015. These payments of Allowed Claims are also reflected in the reduction of other liabilities, primarily lease settlement costs of $13.3 million and the reduction in accounts payable and accrued expenses of $1.3 million.

Liquidity and Capital Resources

As of May 30, 2015, the Company had total cash of $26.4 million, of which approximately $19.4 million was cash and cash equivalents and approximately $7.0 million was restricted cash. As of February 28, 2015, the Company had total cash of $45.4 million, of which approximately $23.9 million was cash and cash equivalents and approximately $21.6 million was restricted cash. Restricted cash represents reserves used to pay operating expenses and claims payments as required under the Plan, as well as reserves required under the loan payable (see Note 5 to the Company’s condensed consolidated financial statements (Loan Payable)), in the amount of 9% of the outstanding loan. The decrease in total cash during the period was primarily from the payments of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases and the daily operations of the Company.

On February 9, 2015, TPHGreenwich Owner LLC (“TPH Borrower”), a newly formed special purpose entity and wholly-owned subsidiary of the Company entered into a Loan Agreement pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40 million, subject to increase pursuant to incremental loan facilities up to $50 million upon satisfaction of certain conditions. The loan bears interest at the greater of the U.S. Prime Rate plus 1.25% or 4.5% and does not amortize prior to maturity. The Loan matures on February 8, 2017, subject to extension until August 8, 2017 under certain circumstances. The collateral for the Loan is the Company’s fee interest in the Trinity Place Property and the related air rights owned by the Company with respect to the Trinity Place Property. See Note 5 to the Company’s condensed consolidated financial statements (Loan Payable) for further discussion.

The Company had estimated claims liabilities recorded at May 30, 2015 of approximately $14.2 million. The claims liability includes the obligation to the former Majority Shareholder of approximately $7.1 million (see Note 10 to the Company’s condensed consolidated financial statements (Related Party Transactions)), and a liability for the multi-employer pension plan of approximately $3.8 million, which is payable in quarterly distributions of $0.2 million until completely paid (see Note 7 to the Company’s condensed consolidated financial statements (Pension and Profit Sharing Plans)).

The Company believes with the cash on hand, monetization of assets, and along with the possibility of additional equity and/or debt financing, it will have the cash necessary to satisfy its required claims distributions and operating activities as contemplated by the Plan and currently anticipates a General Unsecured Claim Satisfaction and the required payment to the former Majority Shareholder will be made in advance of the outside date as described in the Plan. If the Company elects not to, or is unable to sell properties, it will likely need to raise additional capital from the sale of equity and/or loan financings in the next six to twelve months to pursue its business plan.

Pursuant to the Plan, with limited exceptions, any Excess Cash (as defined in the Plan) from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Consistent with the terms of the Plan, the Company made payments to creditors of $30.0 million during fiscal year ended February 28, 2015. For the thirteen weeks ended May 30, 2015 the Company made payments to creditors of $14.6 million and made a subsequent payment of $3.1 million through July 9, 2015.

Following a General Unsecured Claim Satisfaction and the final payment to the former Majority Shareholder, as described in Note 1 to our condensed consolidated financial statements (The Company), the Company will have satisfied its remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

Cash Flows

Net cash used in operating activities totaled approximately $16.4 million for the thirteen weeks ended May 30, 2015. The net cash used during this period reflects the net loss of $2.0 million as well as, but not limited to, a decrease in accounts payable and accrued expenses of $2.4 million mainly related to payments of claims and a decrease in other liabilities of $13.3 million related to payments of other liabilities, primarily lease settlement liabilities.

Net cash provided by investing activities totaled approximately $13.1 million for the thirteen weeks ended May 30, 2015. The net cash provided mainly represents the receipt of restricted cash of $14.6 million which was used to pay claims during the thirteen weeks ended May 30, 2015 partially offset by $1.5 million of certain property, general and administrative and interest expenses that the Company has capitalized as part of the real estate under development.

Net cash used in financing activities for the thirteen weeks ended May 30, 2015 of $1.1 million mainly represents the repurchase of certain common stock units during the same time period, which was used to pay withholding taxes on those common stock units for the Chief Executive Officer.

Net Operating Losses

The Company believes that its U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believes its U.S. Federal NOLs at May 30, 2015 are approximately $208.7 million. Based on management assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $89.1 million is recorded as of May 30, 2015.

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

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements (Summary of Significant Accounting Policies).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk.

Low to moderate levels of inflation during the past several years have favorably impacted our operations by stabilizing operating expenses. At the same time, low inflation has had the indirect effect of reducing our ability to increase tenant rents. However, our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation

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

b)	Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the thirteen week period ended May 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to routine legal proceedings, which are primarily incidental to its former business. Some of the actions to which the Company is a party are covered by insurance and are being defended or reimbursed by the Company’s insurance carriers. Based on an analysis performed by the Company’s actuary and available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position. Additionally, as discussed in Note 1 to the Company’s condensed consolidated financial statements, the Company currently operates under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

Item 1A.	Risk Factors

There are no material changes from the Risk Factors as disclosed in our 2014 Annual Report filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the terms of the employment agreement between the Company and Matthew Messinger, the Company’s President and Chief Executive Officer, on April 27, 2015, Mr. Messinger was granted 363,095 restricted stock unit awards (the “RSU Awards”), which will vest and be settled as provided in the Company’s employment agreement with Mr. Messinger. The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended May 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 30, 2015 (unaudited) and February 28, 2015 (audited), (ii) Condensed Consolidated Statement of Operations for the thirteen weeks ended May 30, 2015 (unaudited), (iii) Condensed Consolidated Statement of Shareholders’ (Deficit) Equity for the thirteen weeks ended May 30, 2015 (unaudited), (iv) Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended May 30, 2015 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: July 9, 2015	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: July 9, 2015	By	/s/ Richard G. Pyontek
RICHARD G. PYONTEK
CHIEF FINANCIAL OFFICER, TREASURER and SECRETARY
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Company on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Company on September 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended May 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 30, 2015 (unaudited) and February 28, 2015 (audited), (ii) Condensed Consolidated Statement of Operations for the thirteen weeks ended May 30, 2015 (unaudited), (iii) Condensed Consolidated Statement of Shareholders’ (Deficit) Equity for the thirteen weeks ended May 30, 2015 (unaudited), (iv) Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended May 30, 2015 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited)