Form 10-Q
period 2015-08-29
Trinity Place Holdings Inc.
filed 2015-10-08
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑           No ☐

At October 8, 2015, there were 20,131,928 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Forward-Looking Statements

This Quarterly Report, including but not limited to factors discussed below as well as those discussed elsewhere in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information relating to Trinity Place Holdings Inc. (referred to in this Quarterly Report as “Trinity,” the “Company,” “we”, “us” or “our”) that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others:

•	the Company’s limited operating history;
•	the Company’s ability to execute its business plan, including as it relates to the development or sale of the Company’s current principal asset, a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property;
•	the ability of the Company to enter into new leases and renew existing leases;
•	the Company’s ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development and/or redevelopment of its properties;
•	the ability of the Company to obtain additional financing;
•	the influence of certain majority stockholders;
•	certain conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;
•	the restrictions contained in the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”), and our certificate of incorporation, including restrictions that may be imposed as a result of certain voting and approval rights of the holder of our Series A preferred stock;
•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our net operating loss carryforwards (“NOLs”), and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;
•	the failure of the Company’s wholly-owned subsidiary to repay outstanding indebtedness;
•	the Company’s ability to utilize its NOLs to offset future taxable income for U.S. Federal income tax purposes;
•	the adequacy of reserves for Company operating expenses;
•	risks associated with investments in owned and leased real estate generally;
•	risks associated with partnerships or joint ventures;
•	stock price volatility;
•	general economic and business conditions, including with respect to real estate;
•	competition;
•	loss of key personnel;
•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
•	unanticipated difficulties which may arise with respect to the Company and other factors which may be outside the Company’s control or that are not currently known to the Company or which the Company believes are not material.

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

PART 1 – FINANCIAL INFORMATION

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	August 29, 2015	February 28, 2015
	(unaudited)	(audited)

ASSETS

Real estate, net	$36,678	$31,121
Cash and cash equivalents	16,296	23,870
Restricted cash	3,730	21,578
Receivables	85	90
Prepaid expenses and other assets, net	2,087	2,276
Total assets	$58,876	$78,935

LIABILITIES

Accounts payable and accrued expenses	$8,027	$10,241
Liability related to share based compensation	5,154	-
Other liabilities, primarily lease settlement liabilities	-	16,427
Obligation to former majority shareholder	7,066	7,066
Loan payable	40,000	40,000
Total liabilities	60,247	73,734

Commitments and Contingencies

SHAREHOLDERS' (DEFICIT) EQUITY

Preferred Stock, 40,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 80,000 shares authorized; 24,729 and 24,473 shares issued at August 29, 2015 and February 28, 2015, respectively; 20,132 and 20,016 shares outstanding at August 29, 2015 and February 28, 2015, respectively	247	245
Additional paid-in capital	43,285	45,375
Treasury stock (4,597 and 4,457 shares at August 29, 2015 and February 28, 2015, respectively)	(48,271)	(47,166)
Accumulated other comprehensive loss	(1,476)	(1,476)
Retained earnings	4,844	8,223

Total shareholders' (deficit) equity	(1,371)	5,201

Total liabilities and shareholders' (deficit) equity	$58,876	$78,935

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	August 29,	August 29,
	2015	2015
	(unaudited)	(unaudited)

Revenues

Rental income	$145	$292
Tenant reimbursements	43	120

Total revenues	188	412

Operating Expenses
Property operating expenses	171	319
Real estate taxes	55	108
General and administrative	629	2,108
Professional fees	741	1,233
Depreciation and amortization	173	346

Total operating expenses	1,769	4,114

Operating loss	(1,581)	(3,702)

Interest expense, net	(83)	(203)
Reduction of claim liability	300	530

Loss before income taxes	(1,364)	(3,375)

Income taxes	-	4

Net loss available to common shareholders	$(1,364)	$(3,379)

Loss per share - basic and diluted	$(0.07)	$(0.17)

Weighted average number of shares - basic and diluted	20,124	20,088

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance as of February 28, 2015 (audited)	24,473	$245	$45,375	(4,457)	$(47,166)	$8,223	$(1,476)	$5,201
Net loss	-	-	-	-	-	(3,379)	-	(3,379)
Settlement of stock awards	256	2	(2)	(140)	(1,105)	-	-	(1,105)
Reclassification of share based compensation to liability	-	-	(2,516)	-	-	-	-	(2,516)
Stock-based compensation expense	-	-	428	-	-	-	-	428
Balance as of August 29, 2015 (unaudited)	24,729	$247	$43,285	(4,597)	$(48,271)	$4,844	$(1,476)	$(1,371)

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Twenty-six Weeks Ended August 29, 2015
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,379)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	346
Stock-based compensation expense	931
Decrease (increase) in operating assets:
Receivables	5
Prepaid expenses and other assets	(89)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(2,214)
Other liabilities, primarily lease settlement liabilities	(16,427)
Net cash used in operating activities	(20,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	17,848
Additions to real estate	(3,490)
Net cash provided by investing activities	14,358

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of stock awards	(1,105)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,574)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$873
Taxes	$4

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Liability related to share based compensation	$5,154

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company

Overview

Trinity Place Holdings Inc., together with its wholly owned subsidiaries, is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. We also own a shopping center located in West Palm Beach, Florida and retail boxes in Westbury, New York and Paramus, New Jersey and control a variety of intellectual property assets focused on the consumer sector.

As described in greater detail in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (the “2014 Annual Report”), our predecessor is Syms Corp. (“Syms”). Syms and its subsidiaries (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) on November 2, 2011. On August 30, 2012, the Court entered an order confirming the Plan, as defined in the 2014 Annual Report. On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into the Company, with Trinity Place Holdings Inc. as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act. Following a General Unsecured Claim Satisfaction and the final Majority Shareholder payment, both defined and discussed in more detail in our 2014 Annual Report, we will have satisfied our remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

During the period from the effective date of the Plan through August 29, 2015, the end of our second fiscal quarter, we sold 13 of our properties and the Secaucus condominium, and paid approximately $108.2 million with respect to Allowed Claims, as defined in the Plan.

Financial Reporting

In response to the Chapter 11 filing we adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets were stated at their net realizable value, liabilities were stated at their net settlement amount and estimated costs over the period of liquidation were accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the loan transaction described in Note 5 - Loan Payable, we ceased reporting on the liquidation basis of accounting in light of our available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern. We resumed reporting on the going concern basis of accounting on February 10, 2015.

Claims Payment Process

We are in the process of reconciling, objecting to and resolving the remaining claims associated with the discharge of liabilities pursuant to the Plan. We made cash payments of Allowed Claims during the thirteen and twenty-six weeks ended August 29, 2015 of $3.5 million and $18.1 million, respectively, and have made total payments of approximately $108.2 million since our emergence from Chapter 11.

We expect to pay an additional Syms Class 4 General Unsecured Claim out of Net Proceeds (as defined in the Plan) when such claim becomes an Allowed Claim in accordance with the terms of the Plan. As of August 29, 2015, based on the reconciliation work to date and payments made as described above, the remaining estimated aggregate allowed amount of credit claims, excluding claims covered by insurance, consists of the net amount of $7.1 million due to the former Majority Shareholder, $3.6 million to the multiemployer pension plan and $0.1 million in other liabilities, and is approximately $10.8 million.

The process of reconciling claims is different from the process of actually resolving claims. Accordingly, the above estimates are based primarily on our identification and reconciliation of the amounts of asserted claims to our books and records, and not on the negotiation or settlement of specific claims. Because of the ongoing reconciliation and settlement processes, the ultimate amount of allowed claims and the ultimate amount of distributions under the Plan could be materially different from our current estimates.

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this Quarterly Report on Form 10-Q are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our financial statements and our wholly owned subsidiaries. All material intercompany transactions have been eliminated.

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with our February 28, 2015 audited consolidated financial statements, as previously filed with the SEC on Form 10-K on May 14, 2015, and other public information.

a.	Accounting Period - Our fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks.

b.	Principles of Consolidation - The financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

c.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - As of August 29, 2015 and February 28, 2015, we primarily operated in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. We have not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over useful lives ranging from 15 to 39 years.

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, we capitalize interest costs related to development and redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairments were recorded through August 29, 2015.

i.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurement - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are defined by ASC 820-10-35, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate our hierarchy disclosures each quarter.

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

k.	Cash and Cash Equivalents- Cash and cash equivalents include securities with original maturities of three months or less.

l.	Restricted Cash - Restricted cash represents reserves used to pay claims payments as required under the Plan, as well as amounts required under the loan payable (see Note 5 - Loan Payable).

m.	Revenue Recognition and Accounts Receivable - Leases with tenants are accounted for as operating leases. Minimum rents are recognized, net of any rent concessions or tenant lease incentives, including free rent, on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses to us. These reimbursements are recognized as revenue in the period the related expenses are incurred.

We make estimates of the uncollectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts may be provided against certain tenant accounts receivable that are estimated to be uncollectible. If an amount is ultimately deemed to be uncollectible, it is written off.

n.	Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 11 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

o.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of August 29, 2015 and February 28, 2015, we had determined that no liabilities are required in connection with unrecognized tax positions. As of August 29, 2015, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

p.	Earnings (loss) Per Share Information - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

q.	Deferred Costs – Financing costs have been deferred and are amortized over the term of the loan.

Recent Accounting Pronouncements

During August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”. ASU 2015-14 defers the effective date of adoption of ASU 2014-09, “Revenue from Contracts with Customers”, to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU 2014-09 was issued in May 2014 and it supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which the standard will be adopted.

During April 2015, the FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. ASU 2015-04 is not expected to have a material impact on our consolidated financial statements.

During April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. We have not adopted ASU 2015-03 as of August 29, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

Note 3 – Real Estate, Net

As of August 29, 2015 and February 28, 2015, real estate, net consists of the following (in thousands):

	August 29, 2015	February 28, 2015
	(unaudited)	(audited)

Real estate under development	$32,517	$26,906
Buildings and building improvements	3,594	3,580
Land	2,452	2,452
	38,563	32,938
Less: accumulated depreciation	1,885	1,817
	$36,678	$31,121

Real estate under development consists of the Trinity Place Property, the Paramus, New Jersey and Westbury, New York properties. Buildings and building improvements and land consist of the West Palm Beach, Florida property.

Note 4 – Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net include the following (in thousands):

	August 29, 2015	February 28, 2015
	(unaudited)	(audited)

Trademarks and customer lists	$2,090	$2,090
Deferred financing costs	693	695
Prepaid expenses	662	628
Security deposits	107	99
Tenant lease broker fees	49	-
	3,601	3,512
Less: accumulated amortization	1,514	1,236
	$2,087	$2,276

Note 5 – Loan Payable

On February 9, 2015, TPHGreenwich Owner LLC (“TPH Borrower”), our wholly-owned subsidiary, entered into a Loan Agreement, pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40 million, subject to increase pursuant to incremental loan facilities up to $50 million (the “Loan”), subject to satisfaction of certain conditions. The Loan matures on February 8, 2017, subject to a six month extension to August 8, 2017 under certain circumstances.

The Loan bears interest at a rate per annum equal to the greater of the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or 4.5% and requires interest only payments through maturity. TPH Borrower can prepay the Loan at any time, in whole or in part, without premium or penalty. We incurred approximately $460,000 and $920,000 of interest for the thirteen and twenty-six weeks ended August 29, 2015, respectively. Of these amounts, we capitalized approximately $355,000 and $671,000, respectively, to real estate under development.

The Loan Agreement requires TPH Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding Loan. The collateral for the Loan is TPH Borrower’s fee interest in the Trinity Place Property and the related air rights. We entered into a Nonrecourse Carve-Out Guaranty pursuant to which we agreed to guarantee certain items, including losses arising from fraud, intentional harm to the Trinity Place Property, or misapplication of Loan, insurance or condemnation proceeds, a voluntary bankruptcy filing by TPH Borrower, and the payment by TPH Borrower of maintenance costs, insurance premiums and real estate taxes.

Note 6 – Fair Value Measurements

The fair value of our financial instruments are determined based upon applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted process in active markets for identical assets or liabilities (Level 1), quoted process for similar instruments in active markets or quoted process for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of the short-term nature of these instruments. The fair value of the loan payable approximated its carrying value as it is a variable-rate instrument.

Note 7 – Pension and Profit Sharing Plans

Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of both August 29, 2015 and February 28, 2015, we had a recorded liability of $2.9 million, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan from and after January 1, 2017. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination.

Prior to the Bankruptcy, certain employees were covered by collective bargaining agreements and participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to these pension funds. We had a recorded liability of $3.6 million and $4.0 million which is reflected in accounts payable and accrued expenses as of August 29, 2015 and February 28, 2015, respectively, and is included as part of the remaining estimated allowed net claims. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $2.4 million to the Syms sponsored plan and approximately $3.4 million to the multiemployer plans from September 17, 2012 through August 29, 2015 of which $0.2 million and $0.4 million was funded during the thirteen and twenty-six weeks ended August 29, 2015, respectively, to the multiemployer plan.

Note 8 - Commitments

a.

Leases - The Corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease liability of $0.6 million payable through September 2017. The rent expense for this operating lease for the thirteen and twenty-six weeks ended August 29, 2015 was approximately $68,000 and $135,000, respectively.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

As discussed in Note 1 - The Company, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

Note 9 – Income Taxes

At August 29, 2015, we had Federal net operating loss carry forwards of approximately $213.0 million. These net operating losses will expire in years through fiscal 2034. At August 29, 2015, we also had state net operating loss carry forwards of approximately $125.0 million. These net operating losses expire between 2029 and 2034. We also had the New York State and New York City prior net operation loss conversion (“PNOLC”) subtraction pools of approximately $33.3 million and $34.8 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms do not have any material tax impact.

Based on management assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $89.5 million is recorded as of February 28, 2015. The valuation allowance was adjusted by approximately $0.4 million during the twenty-six weeks ended August 29, 2015 to $89.9 million.

 Note 10 – Related Party Transactions

We are restricted from making any distributions, dividends or redemptions until after the former Majority Shareholder payments are made in full under the terms of the Plan. Our certificate of incorporation provides for a share of Series B preferred stock, held by the former Majority Shareholder and which is pledged as security and held in escrow, entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided and conditioned upon the General Unsecured Claim Satisfaction having occurred. We have a remaining liability of $7.1 million due to the former Majority Shareholder recorded on our condensed consolidated balance sheets as of both August 29, 2015 and February 28, 2015.

The former Majority Shareholder, the Company and Filene’s, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of the former Majority Shareholder and her family members were assigned to the former Majority Shareholder.

Note 11 – Stock-Based Compensation

Restricted Stock Units

During the twenty-six weeks ended August 29, 2015, we granted 363,095 Restricted Stock Units (“RSUs”) to our President and Chief Executive Officer (“the CEO”), pursuant to the CEO’s employment agreement. The RSUs vest over three years, subject to the CEO’s continued employment, and settle in shares over a five-year period. Until shares are issued with respect to the RSU’s, the CEO will not have any rights as a shareholder with respect to the RSU’s and will not receive dividends or be able to vote the shares represented by the RSUs. We used the fair-market value of our Common Stock on the date the award was granted to value the grant.

On April 27, 2015, we issued 238,095 shares of common stock to the CEO to settle vested RSUs from previous RSU grants. In connection with that transaction, we repurchased/withheld (from the 238,095 shares issued) 132,904 shares to provide for the CEO’s withholding tax liability. In accordance with ASC Topic 718, Compensation-Stock Compensation, the repurchase or withholding of immature shares (i.e. shares held for less than six months) by us upon the vesting of a restricted share would ordinarily result in liability accounting. ASC 718 provides an exception, if the fair value of the shares repurchased or withheld is equal or less than the employer’s minimum statutory withholding requirements. The aggregate fair value of the shares repurchased/withheld (valued at the then current fair value of $8.00 per share) was in excess of the minimum statutory tax withholding requirements and as such we are required to account for the restricted stock awards as a liability. During the twenty-six weeks ended August 29, 2015, we recorded an adjustment of $2.5 million to reclassify amounts previously recorded in additional-paid-in-capital to a liability. We, at each reporting period, will re-measure the liability, until settled, with changes in the fair value being recorded as stock compensation expense in the statement of operations. Stock compensation expense recognized in the condensed consolidated statement of operations during the thirteen and twenty-six weeks ended August 29, 2015 totaled $22,000 and $0.9 million, respectively, which is net of the $34,000 and $2.1 million, respectively, capitalized as part of real estate under development. As of August 29, 2015, we have recorded a share-based non-cash liability of $5.2 million.

Our RSU activity for the twenty-six weeks ended August 29, 2015 is as follows:

	Twenty-six Weeks Ended August 29, 2015
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,244,463	$6.48
Granted RSUs	363,095	$7.05
Vested	(296,428)	$6.26
Non-vested at end of period	1,311,130	$6.68

Note 12 – Subsequent Events

Investment Agreement with MFP Partners

On September 11, 2015, we entered into an Investment Agreement (the “MFP Investment Agreement”) with MFP Partners, L.P. (“MFP Partners”), a shareholder of ours. Pursuant to the MFP Investment Agreement, we have agreed to commence a $30.0 million rights offering of our common stock (the “Rights Offering”).  Under the terms of the Rights Offering, we will distribute, at no charge to the holders of our common stock as of the record date, 0.248362 non-transferable subscription rights for each share of common stock owned on the record date, and each whole right will entitle the holder to purchase one share of common stock.  The rights, if exercised in full, will provide gross proceeds to us of $30.0 million.  In addition, holders of rights who fully exercise their basic subscription rights in full, other than MFP Partners, will be entitled to over subscribe for additional shares of common stock that remain unsubscribed as a result of any unexercised rights.  The subscription price for the rights will be $6.00 per share (the “Subscription Price”).

Subject to the terms and conditions of the MFP Investment Agreement, MFP Partners has agreed to purchase the shares of common stock not subscribed for in the Rights Offering, up to a maximum of 3,333,333 shares less the number of shares purchased by MFP Partners in the Rights Offering, at a price per share equal to the Subscription Price. If the number of unsubscribed shares of common stock purchased by MFP Partners pursuant to the MFP Investment Agreement (not including shares subscribed for by MFP in the rights offering) is less than 1,666,667 shares (the “Minimum Allocation”), we will issue and sell to MFP Partners a number of shares of common stock equal to the excess of the Minimum Allocation over the number of shares purchased by MFP Partners pursuant to the MFP Investment Agreement, at a price per share equal to the Subscription Price. In addition to the investment pursuant to the MFP Investment Agreement, as a stockholder as of the record date, MFP Partners will have the right to subscribe for and purchase shares of our common stock under the basic subscription privilege, but they have waived their right to exercise their oversubscription privilege.

Investment Agreement with Third Avenue

On September 11, 2015, we entered into an Investment Agreement (the “Third Avenue Investment Agreement”) with Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), a shareholder of ours.  Subject to the terms and conditions of the Third Avenue Investment Agreement, Third Avenue has agreed to exercise all of their rights under the basic subscription privilege in the Rights Offering, representing 836,841 shares. As a stockholder as of the record date, Third Avenue will also have the right to exercise their oversubscription privilege in their sole discretion.

2015 Stock Incentive Plan

On September 9, 2015, our board of directors have adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “Stock Plan”). The Stock Plan authorizes the grants of stock options, stock appreciation rights, shares of restricted stock, restricted stock units and shares of unrestricted stock (collectively, the “Awards”). Subject to certain customary adjustments, a maximum of 800,000 shares of Common Stock are available for grants pursuant to Awards under the Stock Plan.

Launch of New On-Line Marketplace

During the third quarter of fiscal 2015, we launched our on-line marketplace at FilenesBasement.com. For the first few quarters of operations, the revenues and operating income are not expected to have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the thirteen and twenty-six week periods ended August 29, 2015 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2014 Annual Report filed with the SEC.

Executive Overview

We are a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. We also own a shopping center located in West Palm Beach, Florida and retail locations in Westbury, New York and Paramus, New Jersey (see below for a more detailed description of the properties) and we control a variety of intellectual property assets focused on the consumer sector, with which we launched our on-line marketplace at FilenesBasement.com during the third quarter of fiscal 2015.

Financial Overview for the Thirteen and Twenty-Six Weeks Ended August 29, 2015

During the thirteen weeks ended August 29, 2015, we paid approximately $3.5 million in approved claims, with an estimated $10.8 million of payments remaining to be made, excluding claims covered under insurance. This amount consists of $7.1 million pertaining to the former Majority Shareholder, $3.6 million pertaining to the multiemployer pension plan which is payable in quarterly installments through 2019, and $0.1 million pertaining to a Syms Class 4 General Unsecured Claim. The claims amounts paid during the thirteen weeks ended August 29, 2015 reflect an improvement of approximately $230,000 as compared with previous estimated amounts in respect of such claims. Upon emergence from bankruptcy in September 2012, we had recorded approximately $130.1 million of claims liabilities and claims related in our consolidated statement of net assets and have since paid $108.2 million through August 29, 2015 with approximately $10.8 million of claims remaining to be paid, which reflects cumulative improvements of approximately $11.2 million in respect of all payments made to date as compared with amounts initially estimated. These improvements were achieved through our claims reconciliation process, negotiation with claimants and the decisions of the bankruptcy court in certain bankruptcy matters. We also continue our ongoing work related to the sale, development and/or redevelopment of our four real estate properties, including pre-development work on the Trinity Place Property, and our intellectual property portfolio.

Properties

The schedule below shows the properties we owned at August 29, 2015:

	Property Location	Type of Property	Building Size (estimated square feet)	Occupancy at August 29, 2015

(1)	New York, NY (Trinity Place Property)	Property under development	57,000	N/A

(2)	Paramus, NJ	Property under development	77,000	5.2%

(3)	West Palm Beach, FL	Operating property	112,000	27.1%

(4)	Westbury, NY	Property under development	92,000	N/A

	Total Square Feet		338,000

(1)	Trinity Place Property. The Trinity Place Property consists of a vacant 6-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building.

(2)	Paramus Property. The Paramus property consists of a 1 and part 2-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The 73,000 square foot building currently has no tenants, although we are in discussions with potential tenants on an ongoing basis. The outparcel building has a tenant which has a lease expiring in 2016 and which has been in the space since 1996. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

(3)

West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood shopping center that contains approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. As of October 8, 2015, the property is approximately 69% leased (77,413 square feet) to 18 tenants.  Five of the 18 tenants are existing tenants on month to month leases, three of the 18 tenants have leases that expire through March 2016, while seven out of the 18 tenants are existing tenants who recently signed long term renewal leases at revised rents.  Three of the 18 tenants are new tenants with recently executed leases and represent approximately 48,300 square feet.  Two of the three tenants include Walmart Marketplace and Tire Kingdom, which both have accepted possession and are expected to open for business by the summer of 2016.

(4)	Westbury Property. The Westbury property consists of a 1-story building and lower level that in the aggregate contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres.

As described in greater detail in Note 1 to our condensed consolidated financial statements and our 2014 Annual Report, the predecessor to Trinity is Syms Corp. Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On August 30, 2012, the Court entered an order confirming the Plan. On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy.

Following a General Unsecured Claim Satisfaction and the final payment to the former Majority Shareholder, as described in Note 1 to our condensed consolidated financial statements, we will have satisfied our remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

Change from Liquidation Accounting to Going Concern Accounting

In response to the Chapter 11 filing, we adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the loan transaction described in Note 5 - Loan Payable, we ceased reporting on the liquidation basis of accounting in light of our available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern. We resumed reporting on the going concern basis of accounting on February 10, 2015.

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

Results of Operations

Operating Activities for the Thirteen and Twenty-Six Weeks Ended August 29, 2015

Total revenues for the thirteen and twenty-six weeks ended August 29, 2015 were approximately $188,000 and $412,000, respectively. This represents rental revenues and tenant expense reimbursements for our West Palm Beach, Florida and Paramus, New Jersey properties.

Property operating expenses for the thirteen and twenty-six weeks ended August 29, 2015 were approximately $171,000 and $319,000, respectively. This consisted of costs incurred for maintenance and repairs, utilities and general operating expenses, primarily for the West Palm Beach, Florida property.

Real estate tax expenses for the thirteen and twenty-six weeks ended August 29, 2015 were approximately $55,000 and $108,000, respectively, primarily for the West Palm Beach, Florida property.

General and administrative expenses for the thirteen and twenty-six weeks ended August 29, 2015 were approximately $897,000 and $4.7 million, respectively, prior to capitalization of certain expenses. For the thirteen week period, we incurred $468,000 of non-cash stock-based compensation costs, payroll and payroll related costs and costs to maintain the operations of the corporate office. A portion of the costs, totaling $268,000, were capitalized as part of real estate under development. Of the $629,000 net amount recognized in the condensed consolidated statement of operations, approximately $22,000 related to stock-based compensation, $194,000 related to payroll and payroll related costs and $413,000 related to other corporate costs including board fees, corporate office rent and insurance. For the twenty-six week period, we incurred $3.9 million of non-cash stock-based compensation costs, payroll and payroll related costs and costs to maintain the corporate office. A portion of the costs totaling $2.6 million were capitalized as part of real estate under development. Of the $2.1 million net amount recognized in the condensed consolidated statement of operations, approximately $931,000 related to stock-based compensation, $407,000 related to payroll and payroll related costs and $769,000 related to other corporate costs including board fees, corporate office rent and insurance.

Professional fees for the thirteen and twenty-six weeks ended August 29, 2015 were approximately $741,000 and $1.2 million, respectively. For the thirteen week period, these costs consisted of general corporate legal fees of approximately $153,000, bankruptcy related professional fees of approximately $138,000, accounting, tax, audit and audit related fees of approximately $122,000, professional fees related to work on our intellectual property of $316,000 and other professional fees of approximately $12,000. For the twenty-six week period, these costs consisted of general corporate legal fees of approximately $211,000, bankruptcy related professional fees of approximately $265,000, accounting, tax, audit and audit related fees of approximately $238,000, professional fees related to work on our intellectual property of $495,000 and other professional fees of approximately $24,000.

Depreciation and amortization expenses for the thirteen and twenty-six weeks ended August 29, 2015 were approximately $173,000 and $346,000, respectively. This consists of depreciation for the West Palm Beach, Florida property, as well as amortization of trademarks and deferred financing costs.

Operating loss for the thirteen and twenty-six weeks ended August 29, 2015 was approximately $1.6 million and $3.7 million, respectively.

Interest expense, net, for the thirteen weeks ended August 29, 2015 was approximately $83,000 which consisted of $105,000 of interest from the loan payable partially offset by $22,000 of interest income. Interest expense, net, for the twenty-six weeks ended August 29, 2015 was approximately $203,000 which consisted of $249,000 of interest from the loan payable partially offset by $46,000 of interest income.

We recorded an adjustment to our claims liability for the thirteen and twenty-six weeks ended August 29, 2015 of $300,000 and $530,000, respectively, which was due to the lower settlement of certain claims.

We recorded income tax expense for the twenty-six weeks ended August 29, 2015 of approximately $4,000. No income tax expense was recorded for the thirteen weeks ended August 29, 2015.

Net loss for the thirteen and twenty-six weeks ended August 29, 2015 was approximately $1.4 million and $3.4 million, respectively.

Operating Activities for the Thirteen and Twenty-Six Weeks Ended August 30, 2014 under Liquidation Basis of Accounting

We operated under the liquidation basis of accounting for the thirteen and twenty-six weeks ended August 30, 2014. The results of operations for those periods are not comparable to the thirteen and twenty-six weeks ended August 29, 2015, which are reported under the going concern basis of accounting. The information provided below was derived from the operations during the twenty-six weeks ended August 30, 2014.

We sold the Berwyn, PA and Secaucus, NJ properties for net proceeds of $31.1 million. We received an additional $1.0 million in rents and other income during the twenty-six weeks ended August 30, 2014.

Our cash operating costs and expenses for the twenty-six weeks ended August 30, 2014 were approximately $8.0 million, of which approximately $4.7 million pertained to real estate related costs, $2.3 million related to professional fees and $1.0 million related to payroll costs. Overhead expenses have exceeded the original projections and are outpacing the budgeted reserves, primarily due to professional fees; however, we obtained the consent of our Series A stockholder to an increase in operating reserves.

As of August 30, 2014, our net assets available to holders of common stock was $86.6 million, a slight decrease from $88.5 million as of March 1, 2014, primarily due to an increase in liquidation expenses. Total assets decreased from $175.4 million at March 1, 2014 to $147.2 million at August 30, 2014 primarily as a result of claims payments made in accordance with the Plan as well as payments of liquidation expenses, principally professional fees. The funds used for these payments were received from the sales of the Berwyn, PA and Secaucus, NJ properties noted above. Liabilities decreased approximately $26.3 million primarily as a result of claims payments made in accordance with the Plan as well as payments of liquidation expenses, principally professional fees.

Financial Condition

As of August 29, 2015, we had approximately $3.7 million of restricted cash compared to $21.6 million of restricted cash at February 28, 2015. This decrease in restricted cash was due to the payment of Allowed Claims in accordance with the terms of the Plan of approximately $18.1 million during the twenty-six weeks ended August 29, 2015. These payments of Allowed Claims are also reflected in the reduction of other liabilities, primarily lease settlement costs of $17.5 million and the reduction in accounts payable and accrued expenses of $0.6 million.

Liquidity and Capital Resources

As of August 29, 2015, we had total cash of $20.0 million, of which approximately $16.3 million was cash and cash equivalents and approximately $3.7 million was restricted cash. As of February 28, 2015, we had total cash of $45.4 million, of which approximately $23.9 million was cash and cash equivalents and approximately $21.6 million was restricted cash. Restricted cash represents reserves used to pay operating expenses and claims payments as required under the Plan, as well as reserves required under the loan payable (see Note 5 - Loan Payable), in the amount of 9% of the outstanding loan. The decrease in total cash during the period was primarily the result of payments of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases and costs incurred in connection with our daily operations.

On February 9, 2015, TPHGreenwich Owner LLC (“TPH Borrower”), a newly formed special purpose entity and wholly-owned subsidiary of ours entered into a Loan Agreement pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40 million, subject to increase pursuant to incremental loan facilities up to $50 million upon satisfaction of certain conditions. The Loan bears interest at the greater of the U.S. Prime Rate plus 1.25% or 4.5% and does not amortize prior to maturity. The Loan matures on February 8, 2017, subject to extension until August 8, 2017 under certain circumstances. The collateral for the Loan is our fee interest in the Trinity Place Property and the related air rights owned by us with respect to the Trinity Place Property (see Note 5 - Loan Payable for further discussion).

We had estimated claims liabilities recorded at August 29, 2015 of approximately $10.8 million. The claims liability includes the obligation to the former Majority Shareholder of approximately $7.1 million (see Note 10 to our condensed consolidated financial statements (Related Party Transactions)), a liability for the multi-employer pension plan of approximately $3.6 million, which is payable in quarterly distributions of $0.2 million until completely paid (see Note 7 to our condensed consolidated financial statements (Pension and Profit Sharing Plans)) and a Syms Class 4 General Unsecured claim of approximately $0.1 million.

We believe with the cash on hand, monetization of assets, and along with the possibility of additional equity and/or debt financing (see Note 12 – Subsequent Events - Investment Agreement with MFP Partners and Investment Agreement with Third Avenue), we will have the cash necessary to satisfy our required claims distributions and operating activities as contemplated by the Plan and we currently anticipate a General Unsecured Claim Satisfaction and the required payment to the former Majority Shareholder will be made in advance of the respective outside dates as described in the Plan.

Pursuant to the Plan, with limited exceptions, any Excess Cash (as defined in the Plan) from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Consistent with the terms of the Plan, we made payments to creditors of $30.0 million during the fiscal year ended February 28, 2015. For the thirteen and twenty-six weeks ended August 29, 2015 we made payments to creditors of $3.5 million and $18.1 million, respectively.

Following a General Unsecured Claim Satisfaction and the final payment to the former Majority Shareholder, as described in Note 1 to our condensed consolidated financial statements, we will have satisfied our remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

Cash Flows

Cash Flows for the Twenty-Six Weeks Ended August 29, 2015

Net cash used in operating activities totaled approximately $20.8 million for the twenty-six weeks ended August 29, 2015. The net cash used during this period reflects the net loss of $3.4 million as well as, principally, a decrease in other liabilities of $16.4 million related to claims payments of the lease settlement liabilities, a decrease in accounts payable and accrued expenses of $2.2 million related mainly to payments of other non-lease related claims, partially offset by an increase in stock based compensation expense of $0.9 million.

Net cash provided by investing activities for the twenty-six weeks ended August 29, 2015 totaled $14.4 million. The net cash provided mainly represents the receipt of restricted cash of approximately $17.8 million which was used to pay claims during the twenty-six weeks ended August 29, 2015, partially offset by the use of approximately $3.5 million for certain property, general and administrative and interest expenses that we have capitalized as part of the real estate under development.

Net cash used in financing activities for the twenty-six weeks ended August 29, 2015 of $1.1 million mainly represents the repurchase of common stock units during the same time period, which was used to pay withholding taxes on those common stock units for certain executives.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at August 29, 2015 are approximately $213.0 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $89.9 million is recorded as of August 29, 2015.

We believe that the rights offering and the redemption of the Syms shares owned by the former Majority Shareholder that occurred in connection with our emergence from bankruptcy on September 14, 2012 resulted in us undergoing an “ownership change,” as that term is used in Section 382 of the Code.  However, while the analysis is complex and subject to subjective determinations and uncertainties, we believe that we should qualify for treatment under Section 382(l)(5) of the Code.  As a result, we currently believe that our NOLs are not subject to an annual limitation under Code Section 382.  However, if we were to undergo a subsequent ownership change in the future, our NOLs could be subject to limitation under Code Section 382.

Notwithstanding the above, even if all of our regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing our NOLs, we may still be subject to the U.S. Federal alternative minimum tax and to state, local or other non-Federal income taxes.

On February 12, 2015, we amended our certificate of incorporation to, among other things, add a new provision to the certificate of incorporation intended to help preserve certain tax benefits primarily associated with our NOLs (the “Protective Amendment”). The Protective Amendment generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in an increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder.

Critical Accounting Policies

See Note 2 to our condensed consolidated financial statements (Summary of Significant Accounting Policies).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk.

Low to moderate levels of inflation during the past several years have favorably impacted our operations by stabilizing operating expenses. At the same time, low inflation has had the indirect effect of reducing our ability to increase tenant rents. However, our tenant leases include expense reimbursements and other provisions to minimize the effect of inflation.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of August 29, 2015, our debt consisted of fixed-rate secured mortgage loan payable, with a carrying value of $40.0 million, which approximated the fair value at August 29, 2015. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their August 29, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.4 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of August 29, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen week period ended August 29, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine legal proceedings, which are primarily incidental to our former business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers. Based on an analysis performed by our actuary and available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position. Additionally, as discussed in Note 1 to our condensed consolidated financial statements, we currently operate under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

Item 1A.	Risk Factors

There are no material changes from the Risk Factors as disclosed in our 2014 Annual Report filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed us on September 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended August 29, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 29, 2015 (unaudited) and February 28, 2015 (audited), (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 29, 2015 (unaudited), (iii) Condensed Consolidated Statement of Shareholders’(Deficit) Equity for the twenty-six weeks ended August 29, 2015 (unaudited), (iv) Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 29, 2015 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: October 8, 2015	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: October 8, 2015	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended August 29, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 29, 2015 (unaudited) and February 28, 2015 (audited), (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 29, 2015 (unaudited), (iii) Condensed Consolidated Statement of Shareholders’(Deficit) Equity for the twenty-six weeks ended August 29, 2015 (unaudited), (iv) Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 29, 2015 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).