Form 10-Q
period 2015-11-28
Trinity Place Holdings Inc.
filed 2016-01-07
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission File Number 001-08546

TRINITY PLACE HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2465228
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

717 Fifth Avenue, New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑           No ☐

At January 7, 2016, there were 25,240,878 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

PAGE

NO.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	November 28, 2015	February 28, 2015
	(unaudited)	(audited)

ASSETS

Real estate, net	$39,567	$31,121
Cash and cash equivalents	10,189	23,870
Restricted cash	3,600	21,578
Receivables	54	90
Deferred rents receivable	155	-
Prepaid expenses and other assets, net	2,732	2,276
Total assets	$56,297	$78,935

LIABILITIES

Accounts payable and accrued expenses	$7,870	$10,241
Liability related to stock-based compensation	4,704	-
Other liabilities, primarily lease settlement liabilities	-	16,427
Obligation to former majority shareholder	7,066	7,066
Loan payable	40,000	40,000
Total liabilities	59,640	73,734

Commitments and Contingencies

SHAREHOLDERS' (DEFICIT) EQUITY

Preferred stock, 40,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 80,000 shares authorized; 24,979 and 24,473 shares issued at November 28, 2015 and February 28, 2015, respectively; 20,241 and 20,016 shares outstanding at November 28, 2015 and February 28, 2015, respectively	250	245
Additional paid-in capital	44,539	45,375
Treasury stock (4,738 and 4,457 shares at November 28, 2015 and February 28, 2015, respectively)	(49,114)	(47,166)
Accumulated other comprehensive loss	(1,476)	(1,476)
Retained earnings	2,458	8,223

Total shareholders' (deficit) equity	(3,343)	5,201

Total liabilities and shareholders' (deficit) equity	$56,297	$78,935

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Thirteen Weeks Ended November 28, 2015	Thirty-nine Weeks Ended November 28, 2015
	(unaudited)	(unaudited)

Revenues
Rental income	$279	$571
Tenant reimbursements	47	167

Total revenues	326	738

Operating Expenses
Property operating expenses	186	505
Real estate taxes	46	154
General and administrative	1,556	3,664
Professional fees	689	1,922
Depreciation and amortization	186	532

Total operating expenses	2,663	6,777

Operating loss	(2,337)	(6,039)

Interest expense, net	(54)	(257)
Reduction of claims liability	27	557

Loss before income taxes	(2,364)	(5,739)

Taxes	22	26

Net loss available to common stockholders	$(2,386)	$(5,765)

Loss per share - basic and diluted	$(0.12)	$(0.29)

Weighted average number of common shares - basic and diluted	20,159	20,112

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance as of February 28, 2015 (audited)	24,473	$245	$45,375	(4,457)	$(47,166)	$8,223	$(1,476)	$5,201

Net loss available to common stockholders	-	-	-	-	-	(5,765)	-	(5,765)
Settlement of stock awards	506	5	1,125	(281)	(1,948)	-	-	(818)
Reclassification of stock-based compensation to liability	-	-	(2,516)	-	-	-	-	(2,516)
Stock-based compensation expense	-	-	555	-	-	-	-	555
Balance as of November 28, 2015 (unaudited)	24,979	$250	$44,539	(4,738)	$(49,114)	$2,458	$(1,476)	$(3,343)

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Thirty-nine Weeks Ended November 28, 2015
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(5,765)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities
Depreciation and amortization	532
Stock-based compensation expense	1,191
Deferred rents receivable	(155)
Decrease (increase) in operating assets:
Receivables	36
Prepaid expenses and other assets	(881)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(2,371)
Other liabilities, primarily lease settlement liabilities	(16,427)
Net cash used in operating activities	(23,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash, net	17,978
Additions to real estate	(5,871)
Net cash provided by investing activities	12,107

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of stock awards	(1,948)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,681)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,334
Taxes	$26

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability related to stock-based compensation	$4,704

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

November 28, 2015

Note 1 – The Company

Overview

Trinity Place Holdings Inc., together with its wholly owned subsidiaries, is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. We also own a shopping center located in West Palm Beach, Florida and retail locations in Westbury, New York and Paramus, New Jersey and control a variety of intellectual property assets focused on the consumer sector.

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

During the period from the effective date of the Plan through November 28, 2015, the end of our third fiscal quarter, we sold 13 of our properties and the Secaucus condominium, and paid approximately $108.5 million with respect to Allowed Claims, as defined in the Plan.

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

Claims Payment Process

We are in the process of reconciling, objecting to and resolving the remaining claims associated with the discharge of liabilities pursuant to the Plan. We made cash payments of Allowed Claims during the thirteen and thirty-nine weeks ended November 28, 2015 of $0.3 million and $18.4 million, respectively, and have made total payments of approximately $108.5 million since our emergence from Chapter 11.

As of November 28, 2015, the amount of remaining claims, excluding claims covered by insurance, is $10.5 million, which consists of the net amount of $7.1 million due to the former Majority Shareholder and $3.4 million to the multiemployer pension plan. The multi-employer pension liability is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. See Note 7 – Pension and Profit Sharing Plans.

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this Quarterly Report on Form 10-Q are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

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

a.	Accounting Period - Our fiscal year has historically been a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks. On November 12, 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ending December 31, 2015. The transition period that will result from this change will be from March 1, 2015 to December 31, 2015.

b.	Principles of Consolidation - The financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

c.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - As of November 28, 2015 and February 28, 2015, we operated in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. We have not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over useful lives ranging from 15 to 39 years.

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, we capitalize interest costs related to development and redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded at either November 28, 2015 or February 28, 2015.

i.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurement - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

k.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less.

l.	Restricted Cash - Restricted cash represents reserves used to pay claims payments as required under the Plan, as well as amounts required under the loan payable (see Note 5 - Loan Payable).

m.	Revenue Recognition and Accounts Receivable - Leases with tenants are accounted for as operating leases. Minimum rents are recognized, net of any rent concessions or tenant lease incentives, including free rent, on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. This is recorded as deferred rents receivable on our accompanying condensed consolidated balance sheets. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses to us. These reimbursements are recognized as revenue in the period the related expenses are incurred.

We make estimates of the uncollectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts may be provided against certain tenant accounts receivable that are estimated to be uncollectible. If an amount is ultimately deemed to be uncollectible, it is written off.

n.	Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 11 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

o.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both November 28, 2015 and February 28, 2015, we had determined that no liabilities are required in connection with unrecognized tax positions. As of November 28, 2015, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to certain local, state, franchise and federal taxes.

p.	Earnings (loss) Per Share Information - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

q.	Deferred Financing Costs – Financing costs have been deferred and are amortized over the term of the loan.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on our consolidated financial statements.

During August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”. ASU 2015-14 defers the effective date of adoption of ASU 2014-09, “Revenue from Contracts with Customers”, to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU 2014-09 was issued in May 2014 and it supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which the standard will be adopted.

During April 2015, the FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The adoption of ASU 2015-04 is not expected to have a material impact on our consolidated financial statements.

During April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. We have not adopted ASU 2015-03 as of November 28, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation requirements in ASC 810, “Consolidation” and changes the required consolidation analysis.  The amendments in ASU No. 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments impact limited partnerships and legal entities, the evaluation of fees paid to a decision maker or service provider of a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds.  The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial statements.

Note 3 – Real Estate, Net

As of November 28, 2015 and February 28, 2015, real estate, net consists of the following (in thousands):

	November 28, 2015	February 28, 2015
	(unaudited)	(audited)

Real estate under development	$34,951	$26,906
Buildings and building improvements	3,688	3,580
Tenant improvements	400	-
Land	2,452	2,452
	41,491	32,938
Less: accumulated depreciation	1,924	1,817
	$39,567	$31,121

Real estate under development consists of the Trinity Place Property, the Paramus, New Jersey and the Westbury, New York properties. Buildings and building improvements, tenant improvements and land consist of the West Palm Beach, Florida property.

Note 4 – Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net include the following (in thousands):

	November 28, 2015	February 28, 2015
	(unaudited)	(audited)

Trademarks and customer lists	$2,090	$2,090
Deferred financing costs	693	695
Prepaid expenses	566	628
Lease commissions	405	-
Deferred offering costs	363	-
Other	276	99
	4,393	3,512
Less: accumulated amortization	1,661	1,236
	$2,732	$2,276

Note 5 – Loan Payable

On February 9, 2015, TPHGreenwich Owner LLC (“TPH Borrower”), our wholly-owned subsidiary, entered into a loan agreement, pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40 million (the “Loan”). The Loan can be increased up to $50 million, subject to satisfaction of certain conditions. The Loan matures on February 8, 2017, subject to a six month extension to August 8, 2017 under certain circumstances.

The Loan bears interest at a rate per annum equal to the greater of (i) the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.5% and requires interest only payments through maturity. The interest rate on the loan was 4.5% at November 28, 2015. TPH Borrower can prepay the Loan at any time, in whole or in part, without premium or penalty. We incurred approximately $455,000 and $1.4 million of interest expense for the thirteen and thirty-nine weeks ended November 28, 2015, respectively. Of these amounts, we capitalized approximately $385,000 and $1.1 million, respectively, to real estate under development.

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

As of November 28, 2015, TPH Borrower is in compliance with all Loan covenants.

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

The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of the short-term nature of these instruments. The fair value of the loan payable approximated its carrying value as it is a variable-rate instrument.

Note 7 – Pension and Profit Sharing Plans

Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of November 28, 2015 and February 28, 2015, we had a recorded liability of $2.1 million and $2.9 million, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan from and after January 1, 2017. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination.

Prior to the Bankruptcy, certain employees were covered by collective bargaining agreements and participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to these pension funds. We had a recorded liability of $3.4 million and $4.0 million which is reflected in accounts payable and accrued expenses as of November 28, 2015 and February 28, 2015, respectively, and is included as part of the remaining estimated allowed net claims. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $3.2 million to the Syms sponsored plan and approximately $3.6 million to the multiemployer plans from September 17, 2012 through November 28, 2015 of which $0.8 million and $0.2 million was funded during the thirteen weeks and $0.8 million and $0.6 million was funded during the thirty-nine weeks ended November 28, 2015 to the Syms sponsored plan and to the multiemployer plan, respectively.

Note 8 – Commitments

a.	Leases - The Corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease liability of $0.5 million payable through September 2017. The rent expense paid for this operating lease for the thirteen and thirty-nine weeks ended November 28, 2015 was approximately $50,000 and $200,000, respectively.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

As discussed in Note 1 - The Company, Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On September 14, 2012, a plan of reorganization became effective and Syms and its subsidiaries emerged from bankruptcy, with reorganized Syms merging with and into Trinity.

Note 9 – Income Taxes

At November 28, 2015, we had Federal net operating loss carry forwards of approximately $219.0 million. These net operating losses will expire in years through fiscal 2034. At November 28, 2015, we also had state net operating loss carry forwards of approximately $131.1 million. These net operating losses expire between 2029 and 2034. We also had the New York State and New York City prior net operation loss conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $89.5 million was recorded as of February 28, 2015. The valuation allowance was adjusted by approximately $2.4 million during the thirty-nine weeks ended November 28, 2015 to $91.9 million.

Note 10 – Related Party Transactions

We are restricted from making any distributions, and paying dividends or redemptions until after the former Majority Shareholder payments are made in full under the terms of the Plan. Our certificate of incorporation provides for a share of Series B preferred stock, held by the former Majority Shareholder and which is pledged as security and held in escrow, entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided and conditioned upon the General Unsecured Claim Satisfaction having occurred. We have a remaining liability of $7.1 million due to the former Majority Shareholder recorded on our condensed consolidated balance sheets as of both November 28, 2015 and February 28, 2015.

The former Majority Shareholder, the Company and Filene’s Basement, LLC also entered into an agreement in connection with the Plan whereby the rights to the “Syms” name and to any images of the former Majority Shareholder and her family members were assigned to the former Majority Shareholder.

Note 11 – Stock-Based Compensation

Restricted Stock Units

During the thirty-nine weeks ended November 28, 2015, we granted 363,095 Restricted Stock Units (“RSUs”) to our President and Chief Executive Officer (the “CEO”), pursuant to the CEO’s employment agreement. The RSUs vest over three years, subject to the CEO’s continued employment, and settle in shares over a five-year period. Until shares are issued with respect to the RSU’s, the CEO will not have any rights as a shareholder with respect to the RSU’s and will not receive dividends or be able to vote the shares represented by the RSUs. We used the fair-market value of our common stock on the date the award was granted to value the grant.

On April 27, 2015, we issued 238,095 shares of common stock to the CEO to settle vested RSUs from previous RSU grants. In connection with that transaction, we repurchased/withheld (from the 238,095 shares issued) 132,904 shares to provide for the CEO’s withholding tax liability. In accordance with ASC Topic 718, Compensation-Stock Compensation, the repurchase or withholding of immature shares (i.e. shares held for less than six months) by us upon the vesting of a restricted share would ordinarily result in liability accounting. ASC 718 provides an exception, if the fair value of the shares repurchased or withheld is equal or less than the employer’s minimum statutory withholding requirements. The aggregate fair value of the shares repurchased/withheld (valued at the then current fair value of $8.00 per share) was in excess of the minimum statutory tax withholding requirements and as such we are required to account for the restricted stock awards as a liability. During the thirty-nine weeks ended November 28, 2015, we recorded an adjustment of $2.5 million to reclassify amounts previously recorded in additional paid-in-capital to a liability. We, at each reporting period, will re-measure the liability, until settled, with changes in the fair value being recorded as stock compensation expense in the statement of operations. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the thirteen and thirty-nine weeks ended November 28, 2015 totaled $260,000 and $1.2 million, respectively, which is net of $546,000 and $2.7 million, respectively, capitalized as part of real estate under development. As of November 28, 2015, we have recorded a stock-based non-cash liability of $4.7 million.

Our RSU activity for the thirty-nine weeks ended November 28, 2015 was as follows:

	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,244,463	$6.48
Granted RSUs	393,095	$7.02
Vested	(296,428)	$6.26
Non-vested at end of period	1,341,130	$6.68

During November 2015, we issued 250,000 shares of common stock to the CEO to settle vested RSUs from previous RSU grants in fiscal 2013. In connection with that transaction, we repurchased/withheld (from the 250,000 shares issued) 141,050 shares to provide for the CEO’s withholding tax liability at statutory withholding rates.

Note 12 – Subsequent Events

Rights Offering

On December 8, 2015, we consummated our previously announced common stock rights offering (the “Rights Offering”) and the transactions contemplated by the Investment Agreement, dated as of September 11, 2015, between the Company and MFP Partners, L.P and the Investment Agreement, dated as of September 11, 2015, between the Company and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (together, the “Investment Agreements”). The consummation of the Rights Offering and the transactions contemplated by the Investment Agreements resulted in our issuance of 5,000,000 shares of common stock and our receipt of gross proceeds of $30.0 million.

Stock Market Listing

On December 21, 2015, shares of our common stock were listed and began trading on the NYSE MKT LLC under the ticker symbol “TPHS”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the thirteen and thirty-nine week periods ended November 28, 2015 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2014 Annual Report filed with the SEC.

Executive Overview

We are a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 28-42 Trinity Place in Lower Manhattan, referred to as the Trinity Place Property. We also own a shopping center located in West Palm Beach, Florida and retail locations in Westbury, New York and Paramus, New Jersey (see below for a more detailed description of the properties). We control a variety of intellectual property assets focused on the consumer sector, through which we launched our on-line marketplace at FilenesBasement.com during the third quarter of fiscal 2015. In addition, we had approximately $219.0 million of Federal net operating losses (“NOLs”).

Financial Overview for the Thirteen and Thirty-Nine Weeks Ended November 28, 2015

During the thirteen weeks ended November 28, 2015, we paid approximately $0.3 million in approved claims, with an estimated $10.5 million of payments remaining to be made, excluding claims covered under insurance. This amount consists of $7.1 million pertaining to the former Majority Shareholder and $3.4 million pertaining to the multiemployer pension plan which is payable in quarterly installments of $0.2 million through 2019. The claims amounts paid during the thirteen and thirty-nine weeks ended November 28, 2015 reflect an improvement of approximately $27,000 and $557,000, respectively, as compared with previous estimated amounts in respect of such claims. Upon emergence from bankruptcy in September 2012, we had recorded approximately $130.1 million of claims liabilities and claims related costs in our consolidated statement of net assets. We have since paid $108.5 million through November 28, 2015 and there is approximately $10.5 million of claims remaining to be paid, which reflects cumulative improvements of approximately $11.1 million in respect of all payments made to date as compared with amounts initially estimated. These improvements were achieved through our claims reconciliation process, negotiation with claimants and the decisions of the bankruptcy court in certain bankruptcy matters. We also continue our ongoing work related to the sale, development and/or redevelopment of our four real estate properties, including pre-development work on the Trinity Place Property, as well as with our intellectual property portfolio.

Properties

The table below provides information on the properties we owned at November 28, 2015:

	Property Location	Type of Property	Building Size (estimated square feet)	Leased at November 28, 2015	Occupancy at November 28, 2015

(1)	New York, New York (Trinity Place Property)	Property under development	57,000	N/A	N/A

(2)	Paramus, New Jersey	Property under development	77,000	100.0%	100.0%

(3)	West Palm Beach, Florida	Operating property	112,000	70.0%	65.2%

(4)	Westbury, New York	Property under development	92,000	N/A	N/A

	Total Square Feet		338,000

(1)	Trinity Place Property. The Trinity Place Property consists of a vacant 6-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building. We are currently in the pre-development stage for the development of an over 280,000 gross square foot mixed-use building that corresponds to the approximate total of 234,000 zoning square feet as described above.

(2)	Paramus Property. The Paramus property consists of a 1-story and partial 2-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The 73,000 square foot building is being leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH). The license agreement ends January 31, 2016 and has one six- month extension option through July 2016. This option requires mutual consent and the license agreement may be cancelled by either party upon 30-days notice. The outparcel building is leased to a tenant whose lease expires in October 2016 and has four five-year renewal options which are exercisable at the option of the tenant. The tenant has been in the space since 1996. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

(3)	West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood shopping center that contains approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Walmart Marketplace has accepted possession and is expected to open for business by the summer of 2016. We have an executed lease with Tire Kingdom, a national credit tenant, for one of the outparcels. We are required to complete certain site work before Tire Kingdom can take possession of the space. If the site is not delivered in accordance with the terms of the lease, Tire Kingdom has the option to terminate the lease. The following chart shows the tenancy, by year of lease expiration, of the West Palm Beach property ($ in 000’s):

West Palm Beach Tenancy
	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration

2015	5	7,800	$147
2016	1	1,260	12
2017	-	-	-
2018	-	-	-
2019	-	-	-
2020	7	11,288	221
Thereafter	5	57,125	1,114
	18	77,473	$1,494

(4)	Westbury Property. The Westbury property consists of a 1-story building and lower level that in the aggregate contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres.

Chapter 11 Cases and Plan

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

Results of Operations

Operating Activities for the Thirteen and Thirty-Nine Weeks Ended November 28, 2015

Total rental income and tenant reimbursement revenues for the thirteen and thirty-nine weeks ended November 28, 2015 were approximately $326,000 and $738,000, respectively. This represents rental revenues and tenant expense reimbursements from our West Palm Beach, Florida property.

Property operating expenses for the thirteen and thirty-nine weeks ended November 28, 2015 were approximately $186,000 and $505,000, respectively. This consisted of costs incurred for maintenance and repairs, utilities and general operating expenses, primarily for the West Palm Beach, Florida property.

Real estate tax expenses for the thirteen and thirty-nine weeks ended November 28, 2015 were approximately $46,000 and $154,000, respectively, primarily for the West Palm Beach, Florida property

General and administrative expenses for the thirteen and thirty-nine weeks ended November 28, 2015 were approximately $2.4 million and $7.2 million, respectively, prior to capitalization of certain expenses. For the thirteen week period, we incurred $2.1 million of non-cash stock-based compensation costs, payroll and payroll related costs and costs to maintain the operations of the corporate office. A portion of the costs, totaling $894,000, were capitalized as part of real estate under development. Of the $1.6 million net amount recognized in the condensed consolidated statement of operations, approximately $260,000 related to stock-based compensation, $943,000 related to payroll and payroll related costs and $353,000 related to other corporate costs including board fees, corporate office rent and insurance. For the thirty-nine week period, we incurred $6.0 million of non-cash stock-based compensation costs, payroll and payroll related costs and costs to maintain the corporate office. A portion of the costs totaling $3.6 million were capitalized as part of real estate under development. Of the $3.7 million net amount recognized in the condensed consolidated statement of operations, approximately $1.2 million related to stock-based compensation, $1.4 million related to payroll and payroll related costs and $1.1 million related to other corporate costs including board fees, corporate office rent and insurance.

Professional fees for the thirteen and thirty-nine weeks ended November 28, 2015 were approximately $689,000 and $1.9 million, respectively. For the thirteen week period, these costs consisted of general corporate legal fees of approximately $44,000, bankruptcy related professional fees of approximately $83,000, accounting, tax, audit and audit related fees of approximately $225,000, intellectual property (inclusive of Filenesbasement.com) operational maintenance and start-up costs of approximately $330,000, and other professional fees of approximately $7,000. For the thirty-nine week period, these costs consisted of general corporate legal fees of approximately $255,000, bankruptcy related professional fees of approximately $348,000, accounting, tax, audit and audit related fees of approximately $462,000, intellectual property (inclusive of Filenesbasement.com) operational maintenance and start-up costs of approximately $825,000, and other professional fees of approximately $32,000.

Depreciation and amortization expenses for the thirteen and thirty-nine weeks ended November 28, 2015 were approximately $186,000 and $532,000, respectively. For the thirteen and thirty-nine weeks ended November 28, 2015, depreciation for the West Palm Beach, Florida property was approximately $35,000 and $107,000, respectively, and the amortization of trademarks, tenant improvements and deferred financing costs was approximately $151,000 and $425,000, respectively.

Operating loss for the thirteen and thirty-nine weeks ended November 28, 2015 was approximately $2.3 million and $6.0 million, respectively.

Interest expense, net, for the thirteen weeks ended November 28, 2015 was approximately $54,000 which consisted of $70,000 of interest expense from the loan payable partially offset by $16,000 of interest income. Interest expense, net, for the thirty-nine weeks ended November 28, 2015 was approximately $257,000 which consisted of $319,000 of interest expense from the loan payable partially offset by $62,000 of interest income.

We recorded an adjustment to our claims liability for the thirteen and thirty-nine weeks ended November 28, 2015 of $27,000 and $557,000, respectively, which was due to the lower settlement of certain claims.

We recorded tax expense for the thirteen and thirty-nine weeks ended November 28, 2015 of approximately $22,000 and $26,000, respectively.

Net loss available to common stockholders for the thirteen and thirty-nine weeks ended November 28, 2015 was approximately $2.4 million and $5.8 million, respectively.

Operating Activities for the Thirteen and Thirty-nine Weeks Ended November 29, 2014 under Liquidation Basis of Accounting

We operated under the liquidation basis of accounting for the thirteen and thirty-nine weeks ended November 29, 2014. The results of operations for those periods are not comparable to the thirteen and thirty-nine weeks ended November 28, 2015, which are reported under the going concern basis of accounting. The information provided below was derived from the operations during the thirty-nine weeks ended November 29, 2014.

We sold the Berwyn, PA, Secaucus, NJ, and Williamsville, NY properties for net proceeds of $33.4 million. We received an additional $1.1 million in rents and other income during the thirty-nine weeks ended November 29, 2014.

Our cash operating costs and expenses for the thirty-nine weeks ended November 29, 2014 were approximately $10.1 million, of which approximately $5.8 million pertained to real estate related costs, $2.8 million related to professional fees and $1.5 million related to payroll costs. Overhead expenses had exceeded the original projections and outpaced the budgeted reserves, primarily due to professional fees; however, we obtained the consent of our Series A stockholder to an increase in operating reserves.

As of November 29, 2014, our net assets available to holders of common stock was $87.6 million, a slight decrease from $88.5 million as of March 1, 2014, primarily due to an increase in liquidation expenses. Total assets decreased from $175.4 million at March 1, 2014 to $140.8 million at November 29, 2014 primarily as a result of claims payments made in accordance with the Plan as well as payments of liquidation expenses, principally professional fees. The funds used for these payments were received from the sales of the Berwyn, PA, Secaucus, NJ, and Williamsville, NY properties noted above. Liabilities decreased approximately $33.7 million primarily as a result of claims payments made in accordance with the Plan as well as payments of liquidation expenses, principally professional fees.

Financial Condition

As of November 28, 2015, we had approximately $3.6 million of restricted cash compared to $21.6 million of restricted cash at February 28, 2015. This decrease in restricted cash was due to the payment of Allowed Claims in accordance with the terms of the Plan of approximately $18.4 million during the thirty-nine weeks ended November 28, 2015. These payments of Allowed Claims are also reflected in the reduction of other liabilities, primarily lease settlement costs of $17.5 million and the reduction in accounts payable and accrued expenses of $0.9 million.

Liquidity and Capital Resources

As of November 28, 2015, we had total cash of $13.8 million, of which approximately $10.2 million was cash and cash equivalents and approximately $3.6 million was restricted cash. As of February 28, 2015, we had total cash of $45.4 million, of which approximately $23.9 million was cash and cash equivalents and approximately $21.6 million was restricted cash. Restricted cash represents reserves used to pay operating expenses and claims payments as required under the Plan, as well as reserves required under the loan payable (see Note 5 - Loan Payable), in the amount of 9% of the outstanding loan. The decrease in total cash during the period was primarily the result of payments of Allowed Claims in accordance with the terms of the Plan, professional fees related to the Chapter 11 cases and costs incurred in connection with our daily operations.

On February 9, 2015, TPHGreenwich Owner LLC (“TPH Borrower”), a newly formed special purpose entity and wholly-owned subsidiary of ours entered into a loan agreement pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40 million (the “Loan”). The Loan can be increased up to $50 million subject to satisfaction of certain conditions. The Loan bears interest at the greater of (i) the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.5% and requires interest only payments through maturity. The interest on the Loan was 4.5% at November 28, 2015. The Loan matures on February 8, 2017, subject to extension until August 8, 2017 under certain circumstances. The collateral for the Loan is our fee interest in the Trinity Place Property and the related air rights owned by us with respect to the Trinity Place Property (see Note 5 - Loan Payable for further discussion).

We had estimated claims liabilities recorded at November 28, 2015 of approximately $10.5 million. The claims liability includes the obligation to the former Majority Shareholder of approximately $7.1 million (see Note 10 to our condensed consolidated financial statements (Related Party Transactions)) and a liability for the multi-employer pension plan of approximately $3.4 million, which is payable in quarterly distributions of $0.2 million until completely paid (see Note 7 to our condensed consolidated financial statements (Pension and Profit Sharing Plans)).

We believe with the cash on hand, including the $30.0 million of gross proceeds from our Rights Offering which closed subsequent to the end of the third quarter (see Note 12 – Subsequent Events) and the monetization of certain assets, we will have the cash necessary to satisfy our required claims distributions and operating activities as contemplated by the Plan and we currently anticipate a General Unsecured Claim Satisfaction and the required payment to the former Majority Shareholder will be made in advance of the respective outside dates as described in the Plan.

Pursuant to the Plan, with limited exceptions, any Excess Cash (as defined in the Plan) from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Consistent with the terms of the Plan, we made payments to creditors of $30.0 million during the fiscal year ended February 28, 2015. For the thirty-nine weeks ended November 28, 2015 we made payments to creditors of $18.4 million.

Following a General Unsecured Claim Satisfaction and the final payment to the former Majority Shareholder, as described in Note 1 to our condensed consolidated financial statements, we will have satisfied our remaining obligations under the Plan and will no longer operate under the terms and restrictions of the Plan.

Cash Flows

Cash Flows for the Thirty-Nine Weeks Ended November 28, 2015

Net cash used in operating activities totaled approximately $23.8 million for the thirty-nine weeks ended November 28, 2015. The net cash used during this period reflects the net loss available to common stockholders of $5.8 million as well as, principally, a decrease in other liabilities of $16.4 million related to claims payments of the lease settlement liabilities, a decrease in accounts payable and accrued expenses of $2.4 million related mainly to payments of other non-lease related claims, partially offset by an increase in stock-based compensation expense of $1.2 million.

Net cash provided by investing activities for the thirty-nine weeks ended November 28, 2015 totaled $12.1 million. The net cash provided mainly represents the receipt of restricted cash of approximately $18.0 million which was used to pay claims during the thirty-nine weeks ended November 28, 2015, partially offset by the use of approximately $5.9 million for certain property, general and administrative and interest expenses that we have capitalized as part of the real estate under development.

Net cash used in financing activities for the thirty-nine weeks ended November 28, 2015 of $1.9 million represents the repurchase of common stock units from certain executives in order to pay withholding taxes on those common stock units for those executives.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at November 28, 2015 were approximately $219.0 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $91.9 million was recorded as of November 28, 2015.

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

As of November 28, 2015, our debt consisted of fixed-rate secured mortgage loan payable, with a carrying value of $40.0 million, which approximated the fair value at November 28, 2015. Changes in market interest rates on our fixed-rate debt impact the fair value of the loans, but have no impact on interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their November 28, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.4 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of November 28, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen week period ended November 28, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There are no material changes from the Risk Factors as disclosed in our 2014 Annual Report filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

4.3	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

10.1	Investment Agreement, by and among MFP Partners, L.P. and Trinity Place Holdings Inc, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 15, 2015)

10.2	Investment Agreement, by and among Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund and Trinity Place Holdings Inc, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on September 15, 2015)

10.3	Amendment to Employment Agreement, dated as of September 11, 2015, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on September 15, 2015)

10.4	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by us on September 15, 2015)

10.5	Letter Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 22, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended November 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of November 28, 2015 (unaudited) and February 28, 2015 (audited), (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 28, 2015 (unaudited), (iii) Condensed Consolidated Statement of Shareholders’(Deficit) Equity for the thirty-nine weeks ended November 28, 2015 (unaudited), (iv) Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 28, 2015 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: January 7, 2016	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: January 7, 2016	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)