Form 10-KT
period 2015-12-31
Trinity Place Holdings Inc.
filed 2016-03-14
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2015 to December 31, 2015

Commission file number 1-08546

TRINITY PLACE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization	No. 22-2465228 (I.R.S. Employer Identification No.)

717 Fifth Avenue, New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

Registrant’s telephone number, including area code: (212) 235-2190

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	NYSE MKT LLC

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

Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $131,985,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of March 14, 2016, there were 25,302,332 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2016 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Transition Report on Form 10-K.

Form 10-K Index

Cautionary Note Regarding Forward-Looking Statements

This Transition Report, including information included or incorporated by reference in this Transition Report or any supplement to this Transition Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our limited operating history;

•	our ability to execute our business plan, including as it relates to the development of our current principal asset, a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan, formerly known as 28-42 Trinity Place;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	our ability to enter into new leases and renew existing leases;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development and/or redevelopment of our properties;

•	our ability to obtain additional financing;

•	the influence of certain majority stockholders;

•	certain conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our net operating loss carryforwards and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	the failure of our wholly-owned subsidiary to repay outstanding indebtedness;

•	our ability to utilize our NOLs to offset future taxable income for U.S. Federal income tax purposes;

•	risks associated with investments in owned and leased real estate generally;

•	stock price volatility;

•	risks associated with partnerships or joint ventures;

•	competition;

•	loss of key personnel;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	the restrictions contained in the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries, or the Plan, and our certificate of incorporation; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in this Transition Report and in any Transition Report supplement, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Transition Report and other reports filed with the Securities and Exchange Commission (the “SEC”). All forward-looking statements speak only as of the date of this Transition Report or, in the case of any documents incorporated by reference in this Transition Report, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

PART I

Item 1.	BUSINESS

Overview

Trinity Place Holdings Inc. (referred to in this Transition Report as “Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan, formerly known as 28-42 Trinity Place. We also own a strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey (see Item 2. Properties for a more detailed description). We also control a variety of intellectual property assets focused on the consumer sector, through which we launched our on-line marketplace at FilenesBasement.com during September 2015. We had approximately $219.9 million of Federal net operating losses (“NOLs”) at December 31, 2015.

Our fiscal year has historically been a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks. On November 12, 2015, our Board of Directors approved a change to a December 31 calendar year end, effective with the year ended December 31, 2015. The transition period resulting from this change and which is covered by this Transition Report on Form 10-K is March 1, 2015 to December 31, 2015 (the “Transition Period”).

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

On or about March 8, 2016, a General Unsecured Claim Satisfaction (as defined in the Plan) occurred. On or about March 14, 2016, we made the Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder in the amount of approximately $6.9 million. Following the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we have satisfied our payment and reserve obligations under the Plan. Upon the occurrence of the General Unsecured Claim Satisfaction, the share of Series A Preferred Stock was automatically redeemed and, pursuant to the terms of our Certificate of Incorporation, the terms of the Series A Director, Alan Cohen, and Independent Director, Keith Pattiz, automatically terminated; Messrs. Cohen and Pattiz ceased to be directors of the Company and the size of the Board was automatically reduced to three. Subsequently, the Board of Directors increased the size of the Board of Directors to six, and appointed each of Alan Cohen, Keith Pattiz and Matthew Messinger as Class I Directors to fill the three vacancies resulting in the increase of the size of the Board from three to six, for terms ending at the 2017 annual meeting of stockholders and to hold office until their successors are elected and qualified or until their earlier resignation or removal. In addition, upon the payment to the former Majority Shareholder, the share of Series B Preferred Stock was automatically redeemed.

2015 Highlights

In 2015, our principal activities included the following:

•	we paid approximately $18.4 million of approved claims;

•	we obtained a loan of $40 million to facilitate the payment of our remaining obligations under the Plan and to provide for our working capital needs;

•	we continued ongoing work related to the development and/or redevelopment of our remaining four real estate properties including proceeding with pre-development work on 77 Greenwich and we continue to work with the New York City School Construction Authority to refine the framework for the proposed construction of a public school on the lower floors of 77 Greenwich. In 2016, we received approval from the New York City Landmarks Preservation Commission for this Project;

•	we continued ongoing work related to our intellectual property assets, including launching our on-line marketplace at FilenesBasement.com;

•	we completed a $30 million common stock rights offering (the “Rights Offering”);

•	we signed several leases, including Walmart Marketplace and Tire Kingdom, at our West Palm Beach, Florida property at rents higher than the in-place rents;

•	our shares were listed for trading on the NYSE MKT LLC; and

•	we changed our fiscal year end from the Saturday closest to the last day of February to a December 31 year end.

General Business Plan

Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Under the Plan, our business plan was focused on the monetization of our commercial real estate properties, including the development of 77 Greenwich, a vacant building in downtown Manhattan, and related development rights, all in accordance with the Plan and as described in greater detail below. We have also begun evaluating new investment opportunities.

Throughout the period following the effective date of the Plan, we undertook a review of various strategic, developmental and other value-enhancing alternatives for certain of our commercial real estate properties, including 77 Greenwich, and retained advisors, including architects, construction managers, contractors, interior designers, brokers and attorneys to assist us in our evaluation and review of cost estimates and monetization strategies. During September 2015, we launched our on-line marketplace at FilenesBasement.com. We also explored and continue to explore monetizing our intellectual property assets, including our rights to the Stanley Blacker® brand, and the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan.

During the period from the effective date of the Plan through December 31, 2015, we sold 13 properties and the Secaucus condominium (see Sold Properties below for additional information), and paid approximately $108.5 million with respect to approved claims. As of December 31, 2015, the amount of remaining claims, excluding claims covered by insurance, was $10.5 million, which consisted of the net amount of $7.1 million due to the former Majority Shareholder and $3.4 million to the multiemployer pension plan. On or about March 14, 2016, we made the payment to the former Majority Shareholder in the amount of $6.9 million, thus satisfying our payment obligation under the Plan.

Financial Reporting

In response to the Chapter 11 filing we adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the loan transaction described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, we ceased reporting on the liquidation basis of accounting in light of our available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern. We resumed reporting on the going concern basis of accounting on February 10, 2015. The impact of this change in accounting is discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Change from Liquidation Accounting to Going Concern Accounting and Note 1 to our consolidated financial statements (Basis of Presentation).

Properties

Owned Properties

As of December 31, 2015, we owned four properties, 77 Greenwich in Lower Manhattan, New York, a strip center in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey. Certain information about these properties as of December 31, 2015, including tenant leases, is set forth below in Item 2. Properties.

Sold Properties

Since the effective date of the Plan, we have sold 13 properties and the Secaucus condominium. We did not sell any properties during the Transition Period. Certain information about these properties, including the proceeds, net of brokerage commissions and sale costs, are set forth below:

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

Claims Payment Process

During the period from the effective date of the Plan through December 31, 2015 we paid approximately $108.5 million to holders of Allowed Claims as defined in and in accordance with the Plan, of which $18.4 million was paid in 2015 during the Transition Period.

As of December 31, 2015, the amount of remaining claims, excluding claims covered by insurance, was $10.5 million, which consisted of the net amount of $7.1 million due to the former Majority Shareholder and $3.4 million to the multiemployer pension plan, which is included in pension liabilities on the accompanying consolidated balance sheet.

On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred. On or about March 14, 2016, we made the payment to the Majority Shareholder in the amount of approximately $6.9 million. Following the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we have satisfied our payment and reserve obligations under the Plan.

Rights Offering and Redemption of Former Majority Shareholder

In connection with the Plan, Syms entered into an Equity Commitment Agreement, (the “ECA”), among (i) Syms, (ii) Marcy Syms, (iii) the Laura Merns Living Trust, (iv) the Marcy Syms Revocable Living Trust (together with Marcy Syms and the Laura Merns Living Trust, the “former Majority Shareholder”) and (v) certain members of the Official Committee of Syms Equity Security Holders and their affiliates, referred to as the Backstop Parties. The ECA provided that, pursuant to and upon the effective date of the Plan, the former Majority Shareholder would sell all of its shares of Syms common stock to Syms at a price of $2.49 per share. Accordingly, on September 14, 2012, immediately following the effectiveness of the Plan, the former Majority Shareholder sold all of its 7,857,794 shares of common stock to Syms. Payment for the shares was to be made to the former Majority Shareholder in accordance with the Plan as our real estate assets are monetized. The net amount due to the former Majority Shareholder was initially $17.8 million and as of December 31, 2015 was $7.1 million, which amount is included in the remaining claims to creditors, as described above.

Under the terms of the Plan, we were restricted from making any distributions and paying dividends or redemptions until after the former Majority Shareholder payments are made in full under the terms of the Plan. As noted above, on or about March 8, 2016, a General Unsecured Claim Satisfaction occurred and on or about March 14, 2016, we made the payment to the former Majority Shareholder in the amount of approximately $6.9 million and no liability to the former Majority Shareholder exists at March 14, 2016.

In connection with the above mentioned ECA and pursuant to the Plan, Syms conducted a rights offering in 2012 in which it offered to sell to all existing shareholders, other than the former Majority Shareholder, who qualified as “accredited investors” within the meaning of Regulation D under the Securities Act, the right to purchase their pro rata portion of 10,040,160 new shares of our common stock.

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this transition report on Form 10-K are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Operating Reserves

The Plan provides for a corporate budget for us. This Plan budget is composed of certain operating reserves to fund working capital and our operations while it operates under the Plan. Pursuant to the Plan, these reserves were initially funded from the proceeds realized by our sale of assets, settlements or any other sources in the first year following the Plan effective date on September 14, 2012. For the two year period from September 14, 2012 through September 13, 2014, the amounts to be funded and used in these reserves were set under the Plan as follows: (i) a corporate overhead reserve of $5.0 million in the aggregate, (ii) a $3.8 million pension fund reserve (of which $2.0 million is to fund the minimum annual payments due under the Syms pension plan and $1.8 million is to fund the minimum quarterly payments due to Local 1102 for the allowed amount of the claims for pension withdrawal liability), (iii) a carry cost/repair/tenant improvement reserve of $9.0 million in the aggregate, and (iv) a reserve for carry costs of 77 Greenwich of $3.0 million in the aggregate. Subsequent to September 14, 2014, additional amounts are to be funded to those four reserves plus a discretionary reserve and an emergency fund reserve of $0.5 million each.

Our $5 million corporate overhead reserve initially contemplated by the Plan was depleted prior to the end of the two-year period following the Plan effective date, primarily due to greater than expected professional fees. In January 2014, the holder of the our Series A Preferred Stock, who has the sole authority to approve an increase in the operating reserves, consented to an increase in the corporate overhead reserve to $11 million, subject to certain limitations and a reduction of up to approximately $0.8 million if certain anticipated expenses are not incurred. Up to $2.5 million of corporate overhead expenses previously paid by us from available cash counted towards and were reimbursed from the increased corporate overhead reserve following receipt of net cash proceeds from future property sales.

Under the Plan, the consent of the holder of the Series A preferred stock was required for an increase in the aggregate cap for any reserve and the use of funds in a reserve for expenses designated to be paid from another reserve, except that, (i) by a majority vote of the Board of Directors, amounts in the corporate overhead reserve may be reallocated to the carry cost/repair/tenant improvement reserve and (ii) by a majority vote of the Board of Directors, and with the consent of the “Independent Director,” as described in the Plan, amounts in the corporate overhead reserve may be reallocated to 77 Greenwich carry reserve (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for additional discussion).

On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred and on or about March 14, 2016, we made the payment to the former Majority Shareholder in the amount of approximately $6.9 million. Following the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we have satisfied our payment and reserve obligations under the Plan.

Competition

The markets in which our properties are located are inherently competitive. With respect to our properties currently located in Paramus, New Jersey, West Palm Beach, Florida and Westbury, New York, and with respect to any future real estate assets that we acquire, we will be competing for some of the same tenants, contractors, lenders and potential purchasers or investors with respect to other assets within the same markets. Competitive factors with respect to 77 Greenwich may have a more material effect on us as it is our most significant real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of 77 Greenwich in order to continue to support the growth of the downtown Manhattan neighborhood as a vibrant 24/7 community to work, visit and live. Several privately funded commercial and residential developments are being built or are proposed to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact our evolving plan to maximize the value of 77 Greenwich.

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

Other Federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopment projects that a potential purchaser would want to undertake with respect to any particular parcel of real estate we own. Such laws, ordinances and regulations also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or related claims.

Based on a 2012 Phase 1 Environmental Assessment for 77 Greenwich, the following conditions were noted for further investigation: an underground storage tank, asbestos containing materials and lead based paint. We estimate we will incur a minimum of $0.6 million in fees and abatement costs related to 77 Greenwich. We also estimate that we may incur approximately $0.1 million in fees for Phase 1, Phase 2 and asbestos studies when selling or redeveloping our three remaining properties.

Trademarks

Various trademarks are controlled by and/or owned by us, including “Filene’s Basement”®, “Stanley Blacker”®, “Running of the Brides”® and “An Educated Consumer is Our Best Customer,”® and have been registered with the United States Patent and Trademark Office.

Employees

As of December 31, 2015, we had eight full-time employees staffed in executive, management, finance, accounting and administrative capacities.

General Information about Trinity

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

Our website address is www.trinityplaceholdings.com or www.tphs.com. We make available without charge, through our website in the “Financials” section, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Transition Report on Form 10-K, and the information on our website is not incorporated by reference into this Transition Report on Form 10-K.

Item 1A.	RISK FACTORS

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and stockholders should take such risks into account in evaluating us or any investment decision involving us. This section does not describe all risks that may be applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. More detailed information concerning certain of the risk factors described below is contained in other sections of this Transition Report on Form 10-K. Stockholders should also refer to the other information contained in our periodic reports, including the Cautionary Note Regarding Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a further discussion of the risks, uncertainties and assumptions relating to our business.

Risk Factors Related to Our Business

We have a limited operating history and have not generated a profit and consequently our business plan is difficult to evaluate and our long term viability cannot be assured.

Our prospects for financial success are difficult to assess because we have a limited operating history since emergence from bankruptcy and, more recently, as a going concern. Our predecessor filed for Chapter 11 relief on November 2, 2011, and we emerged from bankruptcy on September 14, 2012. We resumed reporting on the going concern basis of accounting on February 10, 2015. Since emergence from bankruptcy, we have generated limited revenues and had negative cash flow from operations and the development of our business plan will require substantial capital expenditures. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including, but not limited to capital resources. There can be no assurance that our business will be successful, that we will be able to achieve or maintain a profitable operation, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

Much of our current business plan is focused on the development of 77 Greenwich, and an inability to execute this business plan could have a material adverse effect on our results of operations.

Our business plan includes the development and, redevelopment of our remaining commercial real estate properties and in particular the development of 77 Greenwich which currently makes up a majority of our assets. As a result, our revenues and future growth are heavily dependent on the success of implementing our business plan to develop 77 Greenwich, which is currently in pre-development. An inability to successfully execute our business plan with respect to 77 Greenwich could have a material adverse effect on our results of operations.

Our investment in property development may be more costly than anticipated.

We intend to continue to develop and redevelop our properties. Our current and future development and construction activities may be exposed to the following risks:

•	we may be unable to proceed with the development of properties because we cannot obtain financing on favorable terms or at all;

•	we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates and increased materials, labor, leasing or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete;

•	we may be unable to complete construction and/or leasing of a property on schedule or at all; and

•	we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

Investment returns from our properties planned to be developed may be less than anticipated.

Our properties planned to be developed may be exposed to the following risks:

•	we may sell condominiums at future developed properties at prices that are less than the prices projected at the time we decide to undertake the development;

•	operating expenses may be greater than projected at the time of development, resulting in our investment being less profitable than we expected; and

•	the pace of condominium sales at future developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all.

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

We may be unable to lease vacant space, renew our current leases, or re-lease space as our current leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at favorable rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, our financial condition, results of operations and cash flows could be materially adversely affected. The bankruptcy of, or a downturn in the business of, any of our major tenants causing them to reject their leases, or to not renew their leases as they expire, or renew at lower rental rates, may adversely affect our cash flows and property values. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

Competition may adversely affect our ability to attract and retain tenants and to purchase properties.

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking tenants who will lease space in our properties and properties for acquisition. Our competitors include real estate investment trusts, financial institutions, private funds, insurance companies, pension funds, private companies, family offices, sovereign wealth funds and individuals. This competition may result in a higher cost for properties than we wish to pay. In addition, retailers at our properties face increasing competition from outlet malls, discount shopping clubs, e-commerce, direct mail and telemarketing, which could reduce rents payable to us and reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

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

Our ability to develop and/or redevelop our properties and enter into new leases with tenants will depend on our obtaining certain permits, site plan approvals and other governmental approvals from local municipalities, which we may not be able to obtain on a timely basis or at all.

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

Our revenue generating activities have not yet produced sufficient funds for profitable operations. Our continued operation will be dependent upon the success of future operations and will likely require raising additional financing on acceptable terms. We have relied and may continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of financing would be available to us on commercially favorable terms should our capital requirements exceed cash available from operations and existing cash and cash equivalents.

The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management and other personnel, including in particular our President and Chief Executive Officer, Matthew Messinger. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract qualified management and other personnel could have a material adverse effect on our business, results of operations and financial condition.

The failure of our wholly-owned subsidiary to repay or refinance the outstanding mortgage loan and any liability we incur as a result of the financing arrangements and our guarantees required by that loan could have a material and adverse impact on our financial condition, results of operations and cash flows.

The failure by our wholly-owned subsidiary to make scheduled repayments under the loan agreement entered into in February 2015, or the default of any of its obligations under the loan, may have an adverse impact on our financial condition, results of operations and cash flows. Upon the occurrence of an event of default, our subsidiary may be required to immediately repay all amounts outstanding under the loan and the lenders may exercise other remedies available to them, including foreclosing on 77 Greenwich. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 10 – Loan Payable to our consolidated financial statements, for further discussion regarding the loan transaction.

Our ability to utilize our NOLs to reduce future tax payments may be limited as a result of future transactions.

Section 382 of the Internal Revenue Code, or the Code, contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership by certain stockholders of more than 50% of its stock over a three-year period, to utilize its NOLs after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by us. Generally, if an ownership change occurs, the annual taxable income limitation on the use of NOLs is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change.

In order to protect our ability to utilize our NOLs and certain other tax attributes, our certificate of incorporation includes certain transfer restrictions with respect to our stock, which may limit the liquidity of our common stock.

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

Breaches of information technology systems could materially harm our business and reputation.

We collect and retain on information technology systems certain financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. We also rely on information technology systems for the collection and distribution of funds.

There can be no assurance that we will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a breach of information technology systems may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

Political and economic uncertainty could have an adverse effect on us.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

Political and economic uncertainty poses a risk to us in that it may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.

We may incur significant costs to comply with environmental laws and environmental contamination may impair our ability to lease and/or sell real estate.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

Each of our properties has been subject to varying degrees of environmental assessment. To date, these environmental assessments have not revealed any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in clean-up or compliance requirements could result in significant costs to us.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons.  These rules are subject to interpretation and change. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our operating properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with these requirements, we could incur fines or private damage awards.  We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Risks Related to Our Common Stock

Our common stock is thinly traded and the price of our common stock may fluctuate significantly.

Our common stock is listed on the NYSE MKT. Our common stock is thinly traded. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result stockholders may not be able to resell their common stock. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock. Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price could fluctuate significantly for various reasons, many of which are beyond our control, including:

•	volatility in global and/or U.S. equities markets;

•	changes in the real estate markets in which we operate;

•	our ability to develop or, re-develop 77 Greenwich and our other properties;

•	our financial results or those of other companies in our industry;

•	the public’s reaction to our press releases and other public announcements and our filings with the SEC;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	the potential issuance of additional shares of common stock;

•	sales of common stock by our executive officers, directors and significant stockholders;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	other factors described in our filings with the SEC, including among others in connection with the risks noted herein.

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

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restrictions on resale of substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In addition, until our common stock is more widely held and actively traded, small sales or purchases will likely cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health or business prospects.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, one share of Series A preferred stock, one share of Series B preferred stock, one share of a class of special stock and 40,000,000 shares of blank-check preferred stock. As of December 31, 2015, there were 25,240,878 shares of our common stock, one share of our Series A preferred stock, one share of Series B preferred stock and one share of special stock outstanding.

Any future issuance of our equity securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may need to raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions and investments, development, redevelopment and repositioning of assets, or for other business purposes. Our board of directors may at any time authorize the issuance of additional common stock without stockholder approval, unless the approval of our common stockholders or the holder of our Series A preferred stock is required by applicable law, rule or regulation, including NYSE MKT regulations, or our certificate of incorporation. The terms of preferred equity securities we may issue in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price or have exercise prices below the price at which shares of the common stock are then traded.

Over 50% of our shares of common stock are currently controlled by four of our stockholders who may have the ability to influence the election of directors and the outcome of matters submitted to our stockholders.

Over 50% of our shares of common stock are controlled by four of our stockholders. As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The concentration of ownership could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The holder of our special stock has the right to appoint a member to our board of directors and, consequently, the ability to exert influence over us.

In connection with the investment in us by Third Avenue, a beneficial holder of 16.6% of our common stock, Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. As a result, this stockholder may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders, until such time as the Special Stock Ownership Threshold is no longer satisfied.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends in the future will depend upon our profitability at the time, cash available for those dividends, and such other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. In addition to the matters identified in the risk factors above relating to the provisions of our certificate of incorporation, these provisions include:

•	a classified board of directors with two-year staggered terms;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our NOLs and certain other tax attributes; and

•	authorization for blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

These and other provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of common stock and result in the market price of the common stock being lower than it would be without these provisions.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Below is certain information regarding our commercial real estate properties, as of December 31, 2015:

	Property Location	Type of Property	Building Size (estimated square feet)	Leased at December 31, 2015	Occupancy at December 31, 2015

(1)	New York, New York (77 Greenwich)	Property under development	57,000	N/A	N/A

(2)	Paramus, New Jersey	Property under development	77,000	100.0%	100.0%

(3)	West Palm Beach, Florida	Operating property	112,000	68.9%	64.1%

(4)	Westbury, New York	Property under development	92,000	N/A	N/A

	Total Square Feet		338,000

(1)	77 Greenwich. The 77 Greenwich property consists of a vacant 6-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building. We are currently in the pre-development stage for the development of an over 280,000 gross square foot mixed-use building that corresponds to the approximate total of 234,000 zoning square feet as described above.

(2)	Paramus Property. The Paramus property consists of a 1-story and partial 2-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH). The license agreement began on October 15, 2015 and ended on February 29, 2016 and the tenant vacated at that time. The outparcel building is leased to a tenant whose lease expires in October 2016 and has four five-year renewal options which are exercisable at the option of the tenant. The tenant has been in the space since 1996. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

(3)	West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood strip center that consists of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our tenant, Walmart Marketplace, has accepted possession of their 41,662 square feet of space and is expected to open for business by the summer of 2016. We have an executed lease with Tire Kingdom, a national credit tenant, for one of the outparcels. We completed certain site work required by the lease and Tire Kingdom took possession of the space on January 19, 2016. During the Transition Period, we signed six leases totaling 62,745 square feet. Two leases comprising 47,062 square feet represented leases that replaced previous vacancy. Four leases comprising 15,683 square feet, representing leases on space that had been occupied within the prior twelve months, are considered replacement leases on which mark-to-market is calculated. Those replacement leases had average starting rents which represented a 23.4% increase over the previously fully escalated rents on the same spaces.

(4)	Westbury Property. The Westbury property consists of a 1-story building and lower level that in the aggregate contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of December 31, 2015 ($ in 000’s):

	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2016(B)	7	13,060	$315
2017	-	-	-
2018	-	-	-
2019	-	-	-
2020	7	11,288	221
Thereafter	5	57,125	1,114
	19	81,473	$1,650

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

(B)	Of the seven tenants with an expiration in 2016, five tenants have a month to month tenancy, with a total of 7,800 square feet and annualized rent of $147.

Corporate Headquarters

We lease our corporate headquarters in New York, New York (approximately 3,500 square feet). The lease expires in September 2017.

Item 3.	LEGAL PROCEEDINGS

We are a party to routine legal proceedings, which are primarily incidental to our former business. Some of the actions to which we are a party to are covered by insurance and are being defended or reimbursed by our insurance carriers. Based on an analysis performed by our actuary and available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. Additionally, as discussed in Item 1. Business, we currently operate under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 21, 2015 our common stock began trading on the NYSE MKT. Prior to this, our common stock was quoted in the OTCQB. The trading symbol of our common stock is “TPHS”.

The following table summarizes the quarterly high and low bid quotations prices per share of the common stock as reported in the OTCQB for the quarterly periods provided for fiscal year ended February 28, 2015. For the Transition Period, the table summarizes the quarterly high and low bid quotations prices per share of the common stock as reported in the OTCQB for the period from March 1, 2015 until December 18, 2015 and the high and low sales prices as reported by the NYSE MKT for the period from December 21, 2015 through December 31, 2015. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	For the Period March 1, 2015 to December 31, 2015		Fiscal Year Ended February 28, 2015
	High	Low	High	Low

First Quarter	$8.40	$6.50	$7.25	$6.25
Second Quarter	$8.01	$6.00	$6.60	$5.75
Third Quarter	$6.70	$5.60	$6.10	$5.76
Fourth Quarter	$6.30	$5.11	$8.20	$5.52

Outstanding Common Stock and Holders

As of March 14, 2016, we had 29,978,471 shares issued and 25,240,878 shares outstanding and there were approximately 216 record holders of our common stock.

Dividends

No dividends were paid during either the Transition Period or the fiscal year ended February 28, 2015.

Recent Sales of Unregistered Securities

In connection with the Rights Offering, on December 8, 2015, we issued an aggregate of 1,920,577 shares of common stock, to MFP Partners, L.P. (“MFP”) for an aggregate purchase price of $11,523,463, pursuant to the investment agreement between us and MFP. The shares issued to MFP include 248,361 shares of common stock issued to MFP pursuant to the exercise of its basic subscription privilege in the Rights Offering for a purchase price of $1,490,166 and 1,672,216 shares of common stock issued to MFP pursuant to its standby purchase arrangement under the investment agreement for a purchase price of $10,033,296, at the subscription price of $6.00 per share. In connection with the investment agreement, MFP was granted a minimum $10,000,000 investment, exclusive of its basic subscription rights. In addition, we issued 836,841 shares of common stock to Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), pursuant to the investment agreement between us and Third Avenue pursuant to the exercise of its basic subscription privilege in the Rights Offering. Third Avenue purchased the shares for a subscription price of $6.00 per share, resulting in gross proceeds to us of $5,021,046. The sale of the shares issued to MFP and Third Avenue was made in reliance on the exemption from registration of Section 4(a)(2) of the Securities Act.

In accordance with the terms of the employment agreement between us and Matthew Messinger, our President and Chief Executive Officer, on April 27, 2015, Mr. Messinger was granted 363,095 restricted stock unit awards, respectively (together, the “RSU Awards”). The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We made no stock repurchases during the Transition Period covered by this report.

Performance Graph

The following graph is a comparison of the cumulative return of our shares of common stock from October 2, 2012 (the first date following our emergence from bankruptcy that our common stock was quoted) through December 31, 2015, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on September 14, 2012 in our shares of common stock, the S&P 500 Index and the NAREIT All Equity Index and assumes the reinvestment of all dividends (if applicable), and that no commissions were paid. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	10/2/12	12/31/12	12/31/13	12/31/14	12/31/15
Trinity Place Holdings Inc.	$100.00	$148.00	$202.00	$209.00	$183.00
S&P 500 Index	$100.00	$99.00	$131.00	$149.00	$151.00
The NAREIT All Equity Index (FNERTR Index)	$100.00	$103.00	$103.00	$134.00	$140.00

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.

The below selected financial data does not include any information prior to February 10, 2015 as we were reporting on the liquidation basis of accounting during the periods prior to February 10, 2015. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Our accounting basis reverted to the going concern basis of accounting on February 10, 2015, resulting in all remaining assets and liabilities at that date being adjusted to their net book value less an adjustment for depreciation and/or amortization calculated from the date we entered liquidation through the date we emerged from liquidation. Accordingly, this change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities. Also on November 12, 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ended December 31, 2015. The transition period that resulted from this change is March 1, 2015 to December 31, 2015. Because the bases of accounting are non-comparable to each other as well as due to the change in our fiscal year, we are not reporting selected financial data for the periods prior to February 10, 2015.

	March 1, 2015 to December 31, 2015	February 10, 2015 to February 28, 2015
	(In thousands, except per share amounts)

Total revenues	$841	$43

Total operating expenses	7,583	346

Operating loss	(6,742)	(303)

Interest expense, net	(246)	(40)
Amortization of deferred finance costs	(63)	(17)
Reduction of claims liability	557	-

Loss before taxes	(6,494)	(360)

Tax expense	67	2

Net loss available to common stockholders	$(6,561)	$(362)

Loss per share - basic and diluted	$(0.32)	$(0.02)

Weighted average number of common shares - basic and diluted	20,518	20,016

Balance Sheet Data (in thousands)	December 31, 2015	February 28, 2015

Real estate, before accumulated depreciation	$44,576	$32,938
Total assets	86,956	78,935
Loan payable	40,000	40,000
Total stockholders' equity	24,966	5,201

Cash Flow Data (in thousands)	March 1, 2015 to December 31, 2015	February 10, 2015 to February 28, 2015

Cash flows (used in) provided by:
Operating activities	$(7,034)	$(115)
Investing activities	(6,278)	(511)
Financing activities	27,615	-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trinity Place Holdings Inc. (referred to in this Transition Report as “Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan, formerly known as 28-42 Trinity Place. We also own a strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey (see Item 2. Properties for a more detailed description). We also control a variety of intellectual property assets focused on the consumer sector including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, and the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we have also begun evaluating new investment opportunities. We also had approximately $219.9 million of Federal net operating losses (“NOLs”) at December 31, 2015.

As described in greater detail in Item 1. Business, the predecessor to Trinity is Syms. Syms and its subsidiaries (the “Debtors”), filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Court”) on November 2, 2011 (the “Petition Date”). On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

From the effective date of the Plan through February 9, 2015, our business plan had been focused on the monetization of our commercial real estate properties, including the development of 77 Greenwich and the payment of approved claims. During the period from the effective date of the Plan through December 31, 2015, we sold 13 of our properties and the Secaucus condominium and paid approximately $108.5 million in respect of approved claims, with an estimated $10.5 million of payments remaining to be made (of which $3.4 million remains to be made following payments to the former Majority Shareholder subsequent to the end of the Transition Period covered by this Transition Report, as described below).

On November 12, 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ending December 31, 2015. The transition period that resulted from this change will be from March 1, 2015 to December 31, 2015 (the “Transition Period”). Because the bases of accounting are non-comparable to each other as well as due to the change in our fiscal year, we are excluding all information from the period prior to February 10, 2015 from this discussion.

On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred. On or about March 14, 2016, we made the Majority Shareholder payment to the former Majority Shareholder, in the amount of approximately $6.9 million. Following the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we have satisfied our payment and reserve obligations under the Plan. See Note 15 to our Consolidated Financial Statements included in this Transition Report for additional information related to the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder.

Change from Liquidation Accounting to Going Concern Accounting

In response to the Chapter 11 filing we adopted the liquidation basis of accounting on October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. On February 10, 2015, we changed our basis of accounting from the liquidation basis to the going concern basis of accounting. Accordingly, our accounting basis for real estate and trademark assets were adjusted to their net book values at the date we changed back to the going concern basis of accounting, adjusted for depreciation and amortization calculated from the date we entered liquidation through the date we emerged from liquidation. This change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements (Summary of Significant Accounting Policies). Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Critical Accounting Policies

As noted above, we resumed reporting on the going concern basis of accounting on February 10, 2015 and adjusted our assets and liabilities back to their historical cost, adjusted for a catchup of depreciation and amortization during the liquidation period.

a.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacements of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over their estimated useful lives.

b.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, we capitalize interest costs related to development and redevelopment activities. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

c.	Valuation of Long-Lived Assets – We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during either of the periods ended December 31, 2015 or February 28, 2015.

d.	Income Taxes – We account for income taxes under the asset and liability method, as required by the provisions of Accounting Standards Codification (“ASC”) 740-10-30. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

e.	Deferred Financing Costs - Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

f.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the uncollectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

g.	Stock-based Compensation - We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Results of Operations

The discussion below of our results of operations does not include information prior to February 10, 2015 as we were reporting on the liquidation basis of accounting during the periods prior to February 10, 2015. Our accounting basis reverted to the going concern basis of accounting on February 10, 2015, resulting in all remaining assets and liabilities at that date being adjusted to their net book value less an adjustment for depreciation and/or amortization calculated from the date we entered liquidation through the date we emerged from liquidation. Accordingly, this change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities.

Operating Activities for the Period from March 1, 2015 through December 31, 2015

Total rental income and tenant reimbursement revenues for the period were approximately $841,000. This represents rental revenues and tenant expense reimbursements from our West Palm Beach, Florida and Paramus, New Jersey properties.

Property operating expenses for the period were approximately $576,000. This consisted of costs incurred for maintenance and repairs, utilities and general operating expenses.

Real estate tax expenses for the period were approximately $165,000 for the West Palm Beach, Florida property.

General and administrative expenses for the period were approximately $4.3 million. Approximately $1.4 million related to stock-based compensation, $1.5 million related to payroll and payroll related costs and $1.4 million related to other corporate costs including board fees, corporate office rent and insurance.

Professional fees for the period were approximately $2.2 million. These costs consisted of general corporate legal fees of approximately $296,000, bankruptcy related professional fees of approximately $449,000, accounting, tax, audit and audit related fees of approximately $511,000, intellectual property maintenance, licensing, operating and start-up costs (inclusive of FilenesBasement.com) of approximately $937,000, and other professional fees of approximately $44,000.

Depreciation and amortization expenses for the period were approximately $309,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $122,000, and the amortization of trademarks, lease commissions and tenant improvements of approximately $187,000.

Operating loss for the period was approximately $6.7 million.

Interest expense, net, for the period was approximately $246,000, which consisted of $1.5 million of gross interest expense offset by $1.2 million of capitalized interest and $87,000 of interest income.

Amortization of deferred financing costs for the period was approximately $63,000, which consisted of amortization of costs related to obtaining the loan encumbering 77 Greenwich.

We recorded an adjustment to our claims liability for the period of $557,000, which was due to the lower settlement of certain claims.

We recorded tax expense for the period of approximately $67,000.

Net loss available to common stockholders for the period was approximately $6.6 million.

Operating Activities for the Period from February 10, 2015 through February 28, 2015

Total revenues for the period were approximately $43,000. This represents rental revenues for the West Palm Beach, Florida and Paramus, New Jersey properties.

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

Depreciation and amortization expenses for the period were approximately $18,000 and consists of depreciation for the West Palm Beach, Florida property.

Operating loss for the period was approximately $303,000.

Interest expense for the period was approximately $40,000 and mainly consists of interest on the $40 million loan payable that has a variable interest rate. Interest of $68,000 was capitalized as part of real estate under development.

Amortization of deferred financing costs for the period was approximately $17,000, which consisted of amortization of costs related to obtaining the loan encumbering 77 Greenwich.

We recorded tax expense of approximately $2,000 during the period.

Net loss available to common stockholders for the period was approximately $362,000.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include:

(1)	Cash flow from operations;

(2)	Cash on hand;

(3)	Increases to existing financings;

(4)	Other forms of secured financing;

(5)	Net proceeds from divestitures of properties; and

(6)	Proceeds from common or preferred equity offerings.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of December 31, 2015, we had total cash of $41.8 million, of which approximately $38.2 million was cash and cash equivalents and approximately $3.6 million was restricted cash. As of February 28, 2015, we had total cash of $45.4 million, of which approximately $23.9 million was cash and cash equivalents and approximately $21.5 million was restricted cash. Restricted cash represents reserves to pay claims payments as required under the Plan, as well as reserves required under the loan payable (see Note 10 – Loan Payable to our consolidated financial statements), in the amount of 9% of the outstanding loan. The overall decrease in total cash during the period was primarily from the use of cash to pay claims, operating expenses and pre-development activities which was mostly offset by our Rights Offering which generated gross cash proceeds of $30.0 million.

On December 8, 2015, we consummated our Rights Offering and the transactions contemplated by the Investment Agreement, dated as of September 11, 2015, between the Company and MFP and the Investment Agreement, dated as of September 11, 2015, between the Company and Third Avenue (together, the “Investment Agreements”). The consummation of the Rights Offering and the transactions contemplated by the Investment Agreements resulted in our issuance of 5,000,000 shares of common stock with gross proceeds of $30.0 million.

On February 9, 2015, a newly formed special purpose entity and wholly-owned subsidiary of ours (“TPH Borrower”) entered into a loan agreement pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40.0 million (the “Loan”). The Loan can be increased up to $50.0 million subject to satisfaction of certain conditions. The Loan bears interest at the greater of (i) the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.50% and requires interest only payments through maturity. The interest rate on the Loan was 4.50% through December 16, 2015, when it was then increased to 4.75% through December 31, 2015. The Loan matures on February 8, 2017, subject to extension until August 8, 2017 under certain circumstances. The collateral for the Loan is our fee interest in 77 Greenwich and the related air rights owned by us with respect to 77 Greenwich. See Note 10 – Loan Payable to our consolidated financial statements for further discussion.

We have claims liabilities recorded in our consolidated financial statements of approximately $10.5 million and $29.0 million at December 31, 2015 and February 28, 2015, respectively. The claims liability includes the obligation to the former Majority Shareholder of approximately $7.1 million at both December 31, 2015 and February 28, 2015 (see Note 13 - Related Party Transactions to the our consolidated financial statements), and a liability for the multi-employer pension plan of approximately $3.4 million and $4.0 million at December 31, 2015 and February 28, 2015, respectively, which is payable in quarterly distributions of $0.2 million until completely paid (see Note 8 - Pension and Profit Sharing Plans to our consolidated financial statements).

The Plan imposes restrictions on the amount of operating expenses that we are allowed to incur and pay from net cash proceeds realized upon the sale of our properties.

Under the Plan, the proceeds of a common equity financing can be used to fund operating expenses in excess of the reserves and for other uses, while the proceeds of a debt financing, following the establishment of reserves, generally must be used to pay approved creditor claims, as defined in the Plan.

Pursuant to the Plan, with limited exceptions, any Excess Cash (as defined in the Plan) from property sales not applied to fund operating expenses must be distributed in accordance with the priorities established in the Plan. Consistent with the terms of the Plan, we made payments to creditors from the effective date of the Plan through fiscal year ended December 31, 2015 of approximately $108.5 million.

We believe through cash on hand, monetization of assets, our recent equity and debt financing, along with the possibility of additional equity and/or debt financing, we will have the cash necessary to satisfy our required claims distributions and operating activities as contemplated by the Plan. On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred and on or about March 14, 2016, we made the payment to the Majority Shareholder in the amount of approximately $6.9 million. Following this General Unsecured Claim Satisfaction and payment to the former Majority Shareholder as described above under “- Claims Payment Process,” we satisfied our payment and reserve obligations under the Plan. We have no liability to the former Majority Shareholder at March 14, 2016.

Cash Flows

Net cash used in operating activities was approximately $7.0 million for the Transition Period. The net cash used during this period reflects the net loss available to common stockholders of $6.6 million as well as a decrease in other liabilities, primarily lease settlement liabilities, of $16.2 million and a decrease in accounts payable and accrued expenses of $1.9 million related mainly to payments of other non-lease related claims, as well as a decrease in pension liabilities of $1.2 million. This was partially offset by a reduction of $18.0 million of restricted cash for the use of paying claims, as well as the impact of non-cash stock-based compensation expense of $1.4 million.

Net cash used in investing activities for the Transition Period was approximately $6.3 million. The net cash used reflects the payments for certain property development and redevelopment costs capitalized as part of the real estate under development.

Net cash provided by financing activities for the Transition Period was approximately $27.6 million. This amount was primarily from the net proceeds of $29.6 million from the Rights Offering, partially offset by the repurchase of approximately $2.0 million of common stock units from certain executives in order to pay withholding taxes on those common stock units for those executives.

Net cash used in operating activities totaled $0.1 million for the period from February 10, 2015 through February 28, 2015. The net cash used during this period reflects the net loss available to common stockholders of $0.4 million and a decrease of accounts payable and accrued expenses of $0.1 million partially offset by stock based compensation expense of $0.3 million.

Net cash used in investing activities of $0.5 million for the period from February 10, 2015 to February 28, 2015 represents certain property and general and administrative expenses that were capitalized as part of the properties that are under development.

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Claims (1)	$3,360	$813	$2,438	$109	$-
Former Majority Shareholder (2)	7,066	7,066	-	-	-
Operating lease (3)	525	300	225	-	-
Loan payable (4)	40,000	-	40,000	-	-
Interest expense on the Loan (5)	2,148	1,932	216	-	-

Total—Contractual Obligations	$53,099	$10,111	$42,879	$109	$-

(1)	This represents the remaining claims payments we expect to make for the multiemployer pension plan. Payments are made quarterly extending through 2019.

(2)	This represents the remaining amount owed to the former Majority Shareholder under the terms of the Plan. This payment was made on or about March 14, 2016.

(3)	This represents the operating lease payments for our corporate office in New York, NY.

(4)	See Note 10 - Loan Payable to our consolidated financial statements for further discussion regarding the Loan.

(5)	This represents the monthly interest expense on the Loan that is typically paid the first business day after the month incurred.

Capital Expenditures

We estimate that for the year ending December 31, 2016, we expect to incur approximately $10.5 million of recurring capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense escalations described above.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at December 31, 2015 were approximately $219.9 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $91.3 million was recorded as of December 31, 2015.

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

On February 12, 2015, we amended our certificate of incorporation to, among other things, add a new provision to the certificate of incorporation intended to help preserve certain tax benefits primarily associated with our NOLs (the “Protective Amendment”). The Protective Amendment generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in an increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder. See Note 1 - Basis of Presentation to our consolidated financial statements for additional information.

Accounting Standards Updates

See Note 2 to our consolidated financial statements (Summary of Significant Accounting Policies).

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a rate per annum equal to the greater (i) of the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% or (ii) 4.50%. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2015, our debt consisted of variable-rate secured mortgage loan payable, with a carrying value of $40.0 million, which approximated the fair value at December 31, 2015. Changes in market interest rates on our variable-rate debt may impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.4 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data on page 35.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control Over Financial Reporting

Management of Trinity Place Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by Exchange Act Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Transition Report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which appears below in this Item 9A.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from November 29, 2015 to December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the independent registered public accounting firm

Board of Directors and Stockholders

Trinity Place Holdings Inc.

New York, New York

We have audited Trinity Place Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Place Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trinity Place Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Place Holdings Inc. as of December 31, 2015 and February 28, 2015, the consolidated statements of operations and comprehensive loss for the period from March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015, the consolidated statements of changes in net assets for the period from March 2, 2013 to February 9, 2015 (liquidation basis), the consolidated statements of shareholders’ equity for the period from February 10, 2015 to February 28, 2015 and March 1, 2015 to December 31, 2015, and the consolidated statements of cash flows for the period from March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015, and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 14, 2016

Item 9B.	OTHER INFORMATION

Pursuant to the terms of the Company’s certificate of incorporation, upon the occurrence of a General Unsecured Claim Satisfaction, the share of Series A Preferred Stock shall be automatically redeemed and the terms of the Series A Director and Independent Director (as such terms are defined in the Plan) shall automatically terminate.  On March 8, 2016, a General Unsecured Claim Satisfaction occurred, the share of Series A Preferred Stock was automatically redeemed and the terms of the Series A Director, Alan Cohen, and Independent Director, Keith Pattiz, automatically terminated.  As a result, Messrs. Cohen and Pattiz ceased to be directors of the Company and the size of the Board of Directors was automatically reduced to three. Following the General Unsecured Claim Satisfaction, on March 9, 2016, the Board of Directors increased the size of the Board of Directors to six, and appointed each of Alan Cohen, Keith Pattiz and Matthew Messinger as Class I Directors to fill the three vacancies resulting in the increase of the size of the Board from three to six, for terms ending at the 2017 annual meeting of stockholders and to hold office until their successors are elected and qualified or until their earlier resignation or removal.  Messrs. Cohen and Pattiz were also appointed to the Audit Committee, on which they previously served.  Messrs. Cohen and Pattiz will continue to receive the director compensation consistent with the Company’s director compensation policies, as described in the Company’s most recent proxy statement filed with the SEC on June 26, 2015.  Mr. Messinger will not receive any additional compensation as a director on the Board of Directors.  There is no arrangement or understanding pursuant to which Messrs. Cohen, Pattiz or Messinger was selected as a director. There are no related party transactions between the Company and Messrs. Cohen, Pattiz or Messinger that are reportable under Item 404(a) of Regulation S-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We maintain a code of ethics applicable to our Principal Executive Officer and senior financial and professional personnel (including our Principal Financial Officer, Principal Accounting Officer or controller and persons performing similar functions). Our code of ethics is posted on our website at www.tphs.com under “Financials”. In the event we have any amendments to or waivers from any provision of our code of ethics applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

The other information required by this Item will be set forth in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2016 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2016, the information called for by this Item will be filed as part of an amendment to this Transition Report on Form 10-K on or before such date.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2016, the information called for by this Item will be filed as part of an amendment to this Transition Report on Form 10-K on or before such date.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2016, the information called for by this Item will be filed as part of an amendment to this Transition Report on Form 10-K on or before such date.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2016, the information called for by this Item will be filed as part of an amendment to this Transition Report on Form 10-K on or before such date.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2016, the information called for by this Item will be filed as part of an amendment to this Transition Report on Form 10-K on or before such date.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements filed as part of this Transition Report:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2015 and February 28, 2015	F-2
Consolidated Statements of Operations and Comprehensive Loss for the period March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015	F-3
Consolidated Statements of Changes in Net Assets for the period March 2, 2013 to February 10, 2015 (Liquidation Basis)	F-4
Consolidated Statements of Stockholders’ Equity for the period February 10, 2015 to February 28, 2015 and March 1, 2015 to December 31, 2015	F-5
Consolidated Statements of Cash Flows for the period March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015	F-6
Notes to Consolidated Financial Statements	F-7

(a)(2)	List of Financial Statement Schedules filed as part of this Transition Report:

Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-25

Schedules other than those listed are omitted as they are not applicable or the required information has been included in the financial statements or notes thereto.

(a)(3)	Exhibits

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by us on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by us on September 19, 2012)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

10.1	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on October 2, 2013)

10.2	Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on December 31, 2014)

10.3	Loan Agreement, dated as of February 9, 2015, among TPHGreenwich Owner LLC, as the Borrower, Sterling National Bank, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 13, 2015)

10.4	Mortgage and Security Agreement, Assignment of Leases and Rents and Fixtures Filing, dated as of February 9, 2015, by TPHGreenwich Owner LLC to Sterling National Bank, in its capacity as Administrative Agent for the lenders party from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on February 13, 2015)

10.5	Non-Recourse Carveout Guaranty, dated as of February 9, 2015, by Trinity Place Holdings Inc. for the benefit of Sterling National Bank for the ratable benefit of the lenders specified in the Loan Agreement (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on February 13, 2015)

10.6	Investment Agreement, by and among MFP Partners, L.P. and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 15, 2015)

10.7	Investment Agreement, by and among Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on September 15, 2015)

10.8	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on October 2, 2013)*

10.9	Amendment to Employment Agreement, dated as of September 11, 2015, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on September 15, 2015)*

10.10	Trinity Place Holdings Inc. Restricted Stock Unit Agreement, entered into as of January 28, 2016, by and between Matthew Messinger and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 1, 2016)*

10.11	Letter Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 22, 2015)*

10.12	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by us on September 15, 2015)*

10.13	Form of Restricted Stock Unit Agreement for employees (incorporated by reference to Exhibit 10.6 of the Form 10-K filed by us on May 30, 2014)*

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.10	The following financial statements from the Trinity Place Holdings Inc. Transition Report on Form 10-K for the period March 1, 2015 through December 31, 2015, as formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 14, 2016
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 14, 2016
Steven Kahn	(Principal Financial Officer)

/s/ Richard G. Pyontek	Chief Accounting Officer	March 14, 2016
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 14, 2016
Alexander Matina

/s/ Alan Cohen	Director	March 14, 2016
Alan Cohen

s/ Joanne Minieri	Director	March 14, 2016
Joanne Minieri

/s/ Keith Pattiz	Director	March 14, 2016
Keith Pattiz

/s/ Marina Shevyrtalova	Director	March 14, 2016
Marina Shevyrtalova

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trinity Place Holdings Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings Inc. as of December 31, 2015 and February 28, 2015, the consolidated statements of operations and comprehensive loss for the period from March 1, 2015 to December 31, 2015, and February 10, 2015 to February 28, 2015, the consolidated statements of changes in net assets for the period from March 2, 2013 to February 9, 2015 (liquidation basis), the consolidated statements of shareholders’ equity for the period from March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015 and the consolidated statements of cash flows for the period from February 10, 2015 to February 28, 2015 and March 1, 2015 to December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinity Place Holdings Inc. as of December 31, 2015 and February 28, 2015 and the net assets as of February 9, 2015 and March 1, 2014 (liquidation basis); and its results of operations and cash flows for the period from February 10, 2015 to February 28, 2015 and March 1, 2015 to December 31, 2015 and the changes in its net assets for the period from March 2, 2013 to February 9, 2015 (liquidation basis) in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Place Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York
March 14, 2016

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2015	February 28, 2015

ASSETS

Real estate, net	$42,638	$31,121
Cash and cash equivalents	38,173	23,870
Restricted cash	3,600	21,578
Receivables	31	90
Deferred rents receivable	200	-
Prepaid expenses and other assets, net	2,314	2,276
Total assets	$86,956	$78,935

LIABILITIES

Accounts payable and accrued expenses	$3,284	$3,361
Pension liabilities	6,500	6,880
Liability related to stock-based compensation	5,140	-
Other liabilities, primarily lease settlement liabilities	-	16,427
Obligation to former Majority Shareholder	7,066	7,066
Loan payable	40,000	40,000
Total liabilities	61,990	73,734

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 2 shares authorized, issued and outstanding at December 31, 2015 and February 28, 2015	-	-
Special stock, $0.01 par value, 1 share authorized, issued and outstanding at December 31, 2015 and February 28, 2015	-	-
Common stock, $0.01 par value, 79,999,997 shares authorized; 29,978,471 and 24,473,709 shares issued at December 31, 2015 and February 28, 2015, respectively; 25,240,878 and 20,016,428 shares outstanding at December 31, 2015 and February 28, 2015, respectively	300	245
Additional paid-in capital	74,455	45,375
Treasury stock (4,737,593 and 4,457,281 shares at December 31, 2015 and February 28, 2015, respectively)	(49,114)	(47,166)
Accumulated other comprehensive loss	(2,337)	(1,476)
Retained earnings	1,662	8,223

Total stockholders' equity	24,966	5,201

Total liabilities and stockholders' equity	$86,956	$78,935

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	March 1, 2015 to December 31, 2015	February 10, 2015 to February 28, 2015

Revenues
Rental revenue	$659	$33
Tenant reimbursements	182	10

Total revenues	841	43

Operating Expenses
Property operating expenses	576	14
Real estate taxes	165	12
General and administrative	4,296	181
Professional fees	2,237	121
Depreciation and amortization	309	18

Total operating expenses	7,583	346

Operating loss	(6,742)	(303)

Interest expense, net	(246)	(40)
Amortization of deferred finance costs	(63)	(17)
Reduction of claims liability	557	-

Loss before taxes	(6,494)	(360)

Tax expense	67	2

Net loss available to common stockholders	$(6,561)	$(362)

Other comprehensive loss: Unrealized loss on pension liability	(861)	-

Comprehensive loss available to common stockholders	$(7,422)	$(362)

Loss per share - basic and diluted	$(0.32)	$(0.02)

Weighted average number of common shares - basic and diluted	20,518	20,016

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE

PERIOD MARCH 2, 2013 TO FEBRUARY 9, 2015

(Liquidation Basis)

(In thousands)

Net assets (liquidation basis) as of March 2, 2013 available to common stockholders	$24,799

Adjustment to fair value of assets and liabilities	59,511
Adjustment to accrued costs of liquidation	(8,872)
Sale of common stock, net	13,044
Subtotal	63,683

Net assets (liquidation basis) as of March 1, 2014 available to common stockholders	88,482

Adjustment to fair value of assets and liabilities	35,922
Adjustment to accrued costs of liquidation	4,841
Subtotal	40,763

Net assets (liquidation basis) as of February 9, 2015 available to common stockholders	129,245

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:

Adjustment of real estate and other assets from fair value to historical cost	(122,769)
Adjustments to catch up depreciation, amortization and other charges	(4,559)
Reversal of previously accrued liquidation costs net of accrued liabilities	3,368

Net adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting	(123,960)

Stockholders' equity (going concern basis) - February 10, 2015	$5,285

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Re-established stockholders' equity as of February 10, 2015	24,473	$245	$45,097	(4,457)	$(47,166)	$8,585	$(1,476)	$5,285

Net loss available to common stockholders	-	-	-	-	-	(362)	-	(362)
Stock-based compensation expense	-	-	278	-	-	-	-	278

Balance as of February 28, 2015	24,473	245	45,375	(4,457)	(47,166)	8,223	(1,476)	5,201

Net loss available to common stockholders	-	-	-	-	-	(6,561)	-	(6,561)
Sale of common stock	5,000	50	29,508	-	-	-	-	29,558
Settlement of stock awards	506	5	-	(281)	(1,948)	-	-	(1,943)
Reclassification of stock-based compensation to liability	-	-	(2,516)	-	-	-	-	(2,516)
Reclassification of liability related to stock-based compensation to equity	-	-	1,560	-	-	-	-	1,560
Unrealized loss on pension liability	-	-	-	-	-	-	(861)	(861)
Stock-based compensation expense	-	-	528	-	-	-	-	528

Balance as of December 31, 2015	29,979	$300	$74,455	(4,738)	$(49,114)	$1,662	$(2,337)	$24,966

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Period March 1, 2015 to December 31, 2015	For the Period February 10, 2015 to February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(6,561)	$(362)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities:
Depreciation and amortization	372	35
Stock-based compensation expense	1,446	278
Deferred rents receivable	(200)	-
Reduction of claims liability	(230)	-
Decrease (increase) in operating assets:
Restricted cash, net	17,978	-
Receivables	59	9
Prepaid expenses and other assets	(517)	(6)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(1,943)	(69)
Pension liabilities	(1,241)	-
Other liabilities, primarily lease settlement liabilities	(16,197)	-
Net cash used in operating activities	(7,034)	(115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(6,278)	(511)
Net cash used in investing activities	(6,278)	(511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	29,558	-
Settlement of stock awards	(1,943)	-
Net cash provided by financing activities	27,615	-

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	14,303	(626)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,870	24,496
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,173	$23,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,483	$-
Taxes	$67	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability related to stock-based compensation	$5,140	$-
Accrued development costs included in accounts payable and accrued expenses	$1,866	$-
Capitalized amortization of deferred financing costs	$228	$-
Capitalized stock-based compensation expense	$3,266	$-

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc. (referred to as “Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan, formerly known as 28-42 Trinity Place. We also own a strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey. We also control a variety of intellectual property assets focused on the consumer sector. In addition, we had approximately $219.9 million of Federal net operating losses (“NOLs”) at December 31, 2015.

As described in greater detail below, the predecessor to Trinity is Syms Corp. (“Syms”). Syms and its subsidiaries (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) on November 2, 2011 (the “Petition Date”). On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act. Following a General Unsecured Claim Satisfaction and subsequent payment to the former Majority Shareholder, as discussed in more detail below, we satisfied our payment and reserve obligations under the Plan (see Note 15 – Subsequent Events).

From the effective date of the Plan through February 9, 2015, our business plan was focused on the monetization of our commercial real estate properties, including the development of 77 Greenwich, and the payment of approved claims, all in accordance with the Plan and as described in greater detail below. Throughout this period, we undertook a review of various strategic, developmental and other value-enhancing alternatives for certain of our commercial real estate properties, including 77 Greenwich, and retained advisors, including architects, construction managers, contractors, interior designers, brokers and attorneys to assist in our evaluation and review of cost estimates and monetization strategies. We have also explored and continue to explore monetizing of our intellectual property assets, including our rights to the Stanley Blacker® brand, and the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. During September 2015, we launched our on-line marketplace at FilenesBasement.com. In addition, we have also begun evaluating new investment opportunities.

Our fiscal year has historically been a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks. On November 12, 2015, our Board of Directors approved a change to our fiscal year end to a December 31 calendar year end, effective with the year ended December 31, 2015. The transition period that resulted from this change was March 1, 2015 to December 31, 2015, (the “Transition Period”).

Change in Basis of Accounting

In response to the Chapter 11 filing we adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable.

In light of our available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern, we began reporting under the going concern basis of accounting on February 10, 2015.

Our accounting basis reverted back to the going concern basis of accounting, resulting in all remaining assets and liabilities at that date being adjusted to their historic carrying values reduced by depreciation and/or amortization calculated from the date we entered liquidation through the date we emerged from liquidation. Accordingly, this change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities.

Amended and Restated Certificate of Incorporation

On February 12, 2015, we filed an Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware which became effective on that date. The Charter Amendment increased the total number of our authorized shares of capital stock to 120,000,000, composed of 79,999,997 shares of common stock, two (2) shares of preferred stock, one (1) share of special stock and 40,000,000 shares of a new class of blank-check preferred stock; added a new Article Fourteenth (the “Protective Amendment”); and clarifies that the prohibition on distributions to holders of common stock while the Series B preferred stock is outstanding does not restrict us from making dividends or distributions solely in the form of common stock or rights to acquire common stock, or rights declared or paid to any class of capital stock.

The Protective Amendment is intended to help preserve certain tax benefits primarily associated with our NOLs. The Protective Amendment generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in the increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void. The transfer restrictions under the Protective Amendment will not apply to a transfer of shares if the transferor or the transferee obtains the prior written approval of the Board. Any person who desires to effect an otherwise prohibited transaction may, prior to the date of the proposed transaction, submit a request in writing that the Board review and authorize the transaction, following the procedures set forth in the Protective Amendment.

The Charter Amendment was adopted in accordance with Section 303 of the General Corporation Law of the State of Delaware and authorized by order of the Bankruptcy Court entered in response to the motion we made on December 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation - The financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

b.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

c.	Reportable Segments - As of December 31, 2015 and February 28, 2015, we operated in one reportable segment, commercial real estate.

d.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. We have not experienced any losses in such accounts.

e.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the following useful lives:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	shorter of remaining term of the lease or useful life

f.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, we capitalize interest costs related to development and redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

g.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during either of the periods ended December 31, 2015 or February 28, 2015.

h.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

i.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

j.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

k.	Restricted Cash - Restricted cash represents reserves used to pay claims payments as required under the Plan, as well as amounts required under the loan payable (see Note 10 - Loan Payable).

l.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the uncollectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

m.	Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

n.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both December 31, 2015 and February 28, 2015, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2015, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to certain local, state, franchise and Federal taxes.

o.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

p.	Deferred Financing Costs – Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

q.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term

r.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

s.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation

t.	Change in Estimate - Management periodically reviews the assumptions used in determining the accrued postretirement benefit obligation (see Note 8). In 2015, management changed the base mortality table used in determining the accrued postretirement benefit obligation to the newer RP-2015 table. The effect of this change in estimate was to increase the accrued postretirement benefit obligation at December 31, 2015 by approximately $1.0 million.

Liquidation Basis of Accounting

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Accordingly, we implemented the liquidation basis of accounting effective on October 30, 2011. Under this basis of accounting, assets are stated at their net realizable value and liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable.

a.	Accounting Period - Fiscal 2014 ended on February 28, 2015 and fiscal 2013 ended on March 1, 2014. Our fiscal year was 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal years ended February 28, 2015 and March 1, 2014 were comprised of 52 weeks.

b.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management is required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates are subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties. We review, on a quarterly basis, the estimated fair value of our assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees, alternative minimum income taxes and other outside services to determine the estimated costs to be incurred during the liquidation period.

c.	Pension Expense – We may, at our option, terminate our pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, are expected to be incurred as a result of the liquidation of our properties, such costs are reflected in accrued expenses. As of February 9, 2015 a total of $1.2 million had been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which NOLs are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. We have analyzed the impact of the change in control that occurred on September 14, 2012 when we emerged from bankruptcy could have on our ability to utilize our NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, we believed that we should qualify for treatment under Section 382(l)(5) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we believed that our NOLs are not subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. However, if we were to undergo a subsequent ownership change in the future, our NOLs could be subject to limitation under Code Section 382. We believed that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believed our U.S. Federal NOLs at February 9, 2015 were approximately $195.0 million.

Since under liquidation basis accounting all future estimated taxes are accrued as of the reporting date net of the benefit expected to be derived from available NOLs, it is not appropriate to record a separate deferred tax asset on the same NOLs. Accordingly, a valuation allowance of approximately $89.5 million was recorded through February 9, 2015.

e.	Use of Estimates – The preparation of the accompanying consolidated financial statements in conformity with the liquidation basis of accounting requires management to make significant estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities. These estimates include, among others, realizable value of real estate and other assets, accrued liquidation costs, lease settlement costs, and deferred tax assets. Actual results could differ from those estimates.

Estimated Costs of Liquidation

Significant estimates and judgment are required to determine the accrued costs of liquidation, which reflects all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to be incurred during the liquidation period. Our accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs through February 9, 2015 are as follows (dollars in thousands):

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

The assumptions underlying the estimated accrued costs of liquidation of $1.3 million as of February 9, 2015 contemplated all of our operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period which concluded on February 9, 2015.

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

We reviewed all of our operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, property carrying costs and professional fees to determine the estimated costs to be incurred during the liquidation period. The liquidation period, which was initially anticipated to conclude in August 2012, was amended in fiscal 2012 to conclude in July 2015 based on expectations that substantially all of our real estate properties were likely to be monetized prior to the end of 2014, with a short period thereafter to conclude the liquidation.

The following discussion explains the adjustments to the costs of liquidation reserves as recorded during the fiscal year ended March 1, 2014:

Adjustments to increase the reserve for real estate carrying costs of approximately $4.4 million were mainly the result of increasing the estimated expenses due to the higher estimated values of the properties as well as estimated timing of property sales. The estimates assumed that two of our properties would be sold or monetized by May 2014 and the remaining five of our properties, including 77 Greenwich, would be sold or monetized by the end of December 2014.

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

Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on our consolidated financial statements.

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

During April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. We have not adopted ASU 2015-03 as of December 31, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

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

NOTE 3 – REAL ESTATE, NET

As of December 31, 2015 and February 28, 2015, real estate, net consists of the following (dollars in thousands):

	December 31, 2015	February 28, 2015

Real estate under development	$37,856	$26,906
Buildings and building improvements	3,868	3,580
Tenant improvments	400	-
Land	2,452	2,452
	44,576	32,938
Less: accumulated depreciation	1,938	1,817
	$42,638	$31,121

Real estate under development consists of the 77 Greenwich, Paramus, New Jersey and Westbury, New York properties. Buildings and building improvements, tenant improvements and land consist of the West Palm Beach, Florida property.

Depreciation expense amounted to $121,000 and $6,000 for the period from March 1, 2015 through December 31, 2015 and February 10, 2015 through February 28, 2015, respectively.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS, NET

Prepaid expenses and other assets, net include the following (dollars in thousands):

	December 31, 2015	February 28, 2015

Trademarks and customer lists	$2,090	$2,090
Deferred financing costs	693	695
Prepaid expenses	564	628
Lease commissions	416	-
Other	266	99
	4,029	3,512
Less: accumulated amortization	1,715	1,236
	$2,314	$2,276

NOTE 5 - TAXES

The provision for taxes is as follows (dollars in thousands):

	Period from March 1, 2015 through December 31, 2015	Period from February 10, 2015 through February 28, 2015

Current:
Federal	$-	$-
State	41	2
	$41	$2
Deferred:
Federal	$-	$-
State	-	-
	$-	$-

Provision for taxes	$41	$2

The following is a reconciliation of income taxes computed as the U.S. Federal statuary rate to the provision for income taxes:

	Period from March 1, 2015 through December 31, 2015	Period from February 10, 2015 through February 28, 2015

Statuary Federal income tax rate	35.0%	35.0%
State taxes	16.2%	-0.4%
Non-taxable bargain purchase gain	-7.4%	-20.1%
Change of valuation allowance	-44.4%	-15.0%

Effective income tax rate	-0.6%	-0.5%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	Period from March 1, 2015 through December 31, 2015	Period from February 10, 2015 through February 28, 2015

Deferred tax assets:
Pension costs	$2,589	$2,244
Stock-based compensation reserves not currently deductable	71	182
Net operating loss carry forwards	83,486	75,421
Depreciation (including air rights)	2,058	2,413
AMT Credit	3,181	3,181
Accrued expenses	42	49
Other	-	46
Lease claim	-	6,095

Total deferred tax assets	$91,427	$89,631
Valuation allowance	(91,277)	(89,483)
Deferred tax asset after valuation allowance	$150	$148

Deferred tax liabilities:
Intangibles	$(150)	$(139)
Other	-	(9)
Total deferred tax liabilities	$(150)	$(148)
Net deferred tax assets	$-	$-

Current deferred tax assets	$-	$-
Long term deferred tax assets	-	-
Total deferred tax assets	$-	$-

At December 31, 2015, we had Federal net operating loss (“NOLs”) carry forwards of approximately $219.9 million. These net operating losses will expire in years through fiscal 2034. At December 31, 2015, we also had state NOL carry forwards of approximately $130.1 million. These NOL’s expire between 2029 and 2034. We also had the New York State and New York City prior net operating loss conversion (“PNOLC”) subtraction pools of approximately $34.4 million and $29.0 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $89.5 million was recorded as of February 28, 2015. The valuation allowance was adjusted by approximately $1.8 million during the fiscal year ended December 31, 2015 to $91.3 million.

NOTE 6 – RENTAL REVENUE

Our properties are leased to various national and local companies under leases expiring through 2031. As of December 31, 2015, 18 tenants leased approximately 68.9% of the space at the West Palm Beach, Florida property and two tenants leased 100% at the Paramus, New Jersey property, which property is currently under development.

Future minimum rentals under noncancellable terms of tenants’ operating leases as of December 31, 2015, excluding month-to-month tenants, are as follows (dollars in thousands):

Year ended:	Future Minimum Rentals

2016	$731
2017	812
2018	833
2019	850
2020	818
Thereafter	7,261
$11,305

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair value of the loan payable approximated its carrying value as it is a variable-rate instrument.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2015. The fair value of pension plan assets was $10.3 million at December 31, 2015. These assets are valued in active liquid markets.

NOTE 8 – PENSION AND PROFIT SHARING PLANS

a.	Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of December 31, 2015 and February 28, 2015, we had a recorded liability of $3.1 million and $2.9 million, respectively, which is included in pension liabilities on the accompanying consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We had contemplated other courses of action, including a distress termination, whereby the Pension Benefits Guaranty Corporation (“PBGC”) would take over the plan. On February 27, 2012, Syms notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, Syms elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan from and after January 1, 2017. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and have made no commitment to do so by a certain date.

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $3.0 million to the Syms sponsored plan and approximately $3.6 million to the multiemployer plans from September 17, 2012 through December 31, 2015 of which $0.6 million and $0.6 million were funded during the fiscal year ended December 31, 2015 to the Syms sponsored plan and to the multiemployer plan, respectively.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Period from March 1, 2015 through December 31, 2015	Period from March 2, 2014 through February 28, 2015

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$13,333	$13,196
Interest cost	538	642
Actuarial loss	52	123
Gross benefits paid	(529)	(628)
Net benefit obligation - end of period	$13,394	$13,333

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$10,423	$9,848
Employer contributions	631	655
Gross benefits paid	(529)	(628)
Actual (loss) return on plan assets	(271)	548
Fair value of plan assets - end of period	$10,254	$10,423

Funded status at end of period	$(3,140)	$(2,910)

The pension expense includes the following components (dollars in thousands):

	Period from March 1, 2015 through December 31, 2015	Period from March 2, 2014 through February 28, 2015

COMPONENTS OF NET PERIODIC COST:
Interest cost	$538	$642
Loss (gain) of assets	271	(548)
Amortization of loss	454	144
Net periodic cost	$1,263	$238

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%

The expected long-term rate of return on plan assets was 6.0% for the period from March 1, 2015 through December 31, 2015 and 8.0% for the period from March 2, 2014 through February 28, 2015.

As of December 31, 2015 the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount

2016	$807
2017	807
2018	846
2019	860
2020	869
2021-2026	4,612

The fair values and asset allocation of our plan assets as of December 31, 2015 and February 28, 2015 and the target allocation for fiscal 2015, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2015		February 28, 2015
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value	Assets	Fair Value	Assets

Cash and equivalents	0% to 10%	$932	9%	$353	3%
Equity securities	40% to 55%	5,295	52%	4,480	44%
Fixed income securities	35% to 50%	3,854	37%	4,676	45%
Alternative investments	2% to 10%	173	2%	914	8%
Total		$10,254	100%	$10,423	100%

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheet the unfunded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to these pension funds. We had a recorded liability of $3.4 million and $4.0 million which is reflected in pension liability as of December 31, 2015 and February 28, 2015, respectively, and is included as part of the net claims distribution. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

b.	401(k) Plan – During fiscal 2014, we established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $43,000 and $37,000 in matching contributions to this plan during the periods from March 1, 2015 to December 31, 2015 and March 2, 2014 to February 28, 2015, respectively.

NOTE 9 – COMMITMENTS

a.	Leases - We no longer operate retail stores subject to ongoing operating lease obligations. Previous operating lease liability claims under 502(b)(6) of the Bankruptcy Code for the periods from March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015 total zero and approximately $16.4 million, respectively, and are reported in other liabilities, primarily lease settlement liabilities on the consolidated balance sheets.

The Corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease liability of $0.5 million payable through September 2017. The rent expense for this operating lease was approximately $225,000 for period from March 1, 2015 to December 31, 2015 and $10,000 during the period from February 10, 2015 to February 28, 2015.

b.	Legal Proceedings – We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers. See Item 3. Legal Proceedings, for additional information on legal proceedings.

NOTE 10 – LOAN PAYABLE

On February 9, 2015, TPHGreenwich Owner LLC (“TPH Borrower”), a newly formed special purpose entity and wholly-owned subsidiary of ours, entered into a Loan Agreement with Sterling National Bank, a national banking association, as lender and administrative agent (“Agent”) and Israel Discount Bank of New York, as lender, pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40.0 million, subject to increase pursuant to incremental loan facilities up to $50.0 million (the “Loan”), subject to satisfaction of certain conditions. The Loan matures on February 8, 2017, subject to extension until August 8, 2017 under certain circumstances.

The Loan bears interest at a rate per annum equal to the greater (i) of the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.50% and the loan requires interest only payment through maturity. The interest rate on the Loan was 4.50% through December 16, 2015, when it was then increased to 4.75% through December 31, 2015. The Contract Rate will be increased by 1.5% per annum during any period in which TPH Borrower does not maintain funds in its deposit accounts with Agent sufficient to make payments then due under the Loan documents. TPH Borrower can prepay the Loan at any time, in whole or in part, without premium or penalty. We incurred approximately $1.5 million of interest expense during the period from March 1, 2015 to December 31, 2015. Of this amount, we capitalized approximately $1.2 million to real estate under development.

The collateral for the Loan is TPH Borrower’s fee interest in 77 Greenwich and the related air rights, which is the subject of a mortgage in favor of the Agent. TPH Borrower also entered into an environmental compliance and indemnification undertaking.

The Loan agreement requires TPH Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding Loans. The Loan agreement also provides for certain events of default. As of December 31, 2015, TPH Borrower was in compliance with all Loan covenants.

We entered into a Nonrecourse Carve-Out Guaranty pursuant to which we agreed to guarantee certain items, including losses arising from fraud, intentional harm to 77 Greenwich, or misapplication of loan, insurance or condemnation proceeds, a voluntary bankruptcy filing by TPH Borrower, and the payment by TPH Borrower of maintenance costs, insurance premiums and real estate taxes.

The Loan was authorized by order of the Court entered in response to the motion we made on December 31, 2014.

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Period from March 1, 2015 through December 31, 2015	Period from February 10, 2015 through February 28, 2015

Interest expense	$1,534	$108
Interest capitalized	(1,201)	(68)
Interest income	(87)	-
Interest expense, net	$246	$40

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares, $0.01 par value per share, consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share, one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank check preferred stock, $0.01 par value per share. As of December 31, 2015, there were 29,978,471 shares of common stock issued and 25,240,878 shares of common stock outstanding.

Rights Offering

On December 8, 2015, we consummated our common stock rights offering (the “Rights Offering”) and the transactions contemplated by the Investment Agreement, dated as of September 11, 2015, between us and MFP Partners, L.P (“MFP”) and the Investment Agreement, dated as of September 11, 2015, between us and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”) (together, the “Investment Agreements”). The consummation of the Rights Offering and the transactions contemplated by the Investment Agreements resulted in our issuance of 5,000,000 shares of common stock and our receipt of gross proceeds of $30.0 million.

Preferred Stock

As of December 31, 2015, we were authorized to issue two shares of preferred stock, one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of Series A preferred stock was issued to a trustee acting for the benefit of our creditors. The share of Series B preferred stock was issued to the former Majority Shareholder. The share of special stock was issued and sold to Third Avenue, and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors. The Shares of Series A preferred stock and Series B preferred stock were redeemed subsequent to December 31, 2015. See Note 15 – Subsequent Events.

NOTE 12 – STOCK-BASED COMPENSATION

Restricted Stock Units

During the Transition Period and the year ended February 28, 2015, we granted an aggregate of 393,095 and 1,202,380 Restricted Stock Units (“RSUs”), respectively, to certain employees and executives. We generally grant RSUs that are subject to continued employment and service based vesting conditions, but do not have dividend or voting rights. The RSUs vest in various increments typically on the anniversaries of the individual grant dates, through December 31, 2018, subject to the recipient’s continued employment or service through each applicable vesting date. We use the fair-market value of our common stock on the date the award was granted to value the grant.

During the Transition Period, the weighted average fair value of the above referenced RSUs, inclusive of the shares granted under the Stock Incentive Plan mentioned below, was $7.02 at grant date, and none of these grants had vested as of December 31, 2015.

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

Stock-based compensation expense recognized in the consolidated statement of operations during the period from March 1, 2015 to December 31, 2015 and the period from February 10, 2015 to February 28, 2015 totaled $1.4 million and $0.1 million, respectively, which is net of $3.3 million and $0.2 million, respectively, capitalized as part of real estate under development. As of December 31, 2015, we have recorded a stock-based non-cash liability of $5.1 million. Our RSU activity is as follows:

	Period from March 1, 2015 through December 31, 2015		Period from March 2, 2014 through February 28, 2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,244,463	$6.48	76,000	$6.49
Granted	393,095	$7.02	1,202,380	$6.48
Vested	(417,461)	$6.47	(25,417)	$6.49
Forfeited	-	$0.00	(8,500)	$6.75
Non-vested at end of period	1,220,097	$6.65	1,244,463	$6.48

Stock Incentive Plan

During October 2015, we instituted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”). The SIP, which has a ten year term, authorizes (i) the grant of stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) the grant of stock appreciation rights, (iii) grants of shares of restricted and unrestricted common stock, and (iv) restricted stock units. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2015, approximately 800,000 shares of common stock were reserved for issuance under the SIP.

During the Transition Period, there were 30,000 RSU grants under the SIP for one employee, with a weighted average fair value of $6.70 at grant date, and none of these grants had vested as of December 31, 2015.

NOTE 13 – RELATED PARTY TRANSACTIONS

Rights Offering

In connection with the Rights Offering, on December 8, 2015, we issued an aggregate of 1,920,577 shares of common stock, to MFP for an aggregate purchase price of $11,523,463, pursuant to the Investment Agreement between us and MFP. The shares issued to MFP include 248,361 shares of common stock issued to MFP pursuant to the exercise of its basic subscription privilege in the Rights Offering for a purchase price of $1,490,166 and 1,672,216 shares of common stock issued to MFP pursuant to its standby purchase arrangement under the Investment Agreement for a purchase price of $10,033,296, at the subscription price of $6.00 per share. In connection with the Investment Agreement, MFP was granted a minimum $10,000,000 investment, exclusive of its basic subscription rights. In addition, we issued 836,841 shares of common stock to Third Avenue, pursuant to the Investment Agreement between us and Third Avenue pursuant to the exercise of its basic subscription privilege in the Rights Offering. Third Avenue purchased the shares for a subscription price of $6.00 per share, resulting in gross proceeds to us of $5,021,046.

Former Majority Shareholder

Under the terms of the Plan, we were restricted from making any distributions, and paying dividends or redemptions until after the former Majority Shareholder payments are made in full. Our certificate of incorporation provides for a share of Series B preferred stock, held by the former Majority Shareholder and which is pledged as security and held in escrow, entitling the former Majority Shareholder to control a majority of the Board of Directors if the former Majority Shareholder payments are not made by October 16, 2016, provided and conditioned upon the General Unsecured Claim Satisfaction having occurred. The final payment was made subsequent to December 31, 2015. See Note 15 – Subsequent Events for further explanation.

In addition, as part of the Plan, the former Majority Shareholder agreed to repay us $1.6 million for all premiums paid by us on her behalf after the adoption of the Sarbanes-Oxley Act of 2002, as well as $0.2 million for the net present value of pre-Sarbanes-Oxley premiums, for a total of $1.8 million. At December 31, 2015 and February 28, 2015, the value of these premiums was recorded as an offset against the payment due under the Plan to the former Majority Shareholder on account of the redemption of the former Majority Shareholder’s shares of Syms common stock. On October 1, 2013 we met our Plan obligation to pay the former Majority Shareholder $10.7 million and as of December 31, 2015, we had a remaining liability of $7.1 million due to the former Majority Shareholder, payable on or before October 16, 2016, recorded on our consolidated balance sheets as of December 31, 2015 and February 28, 2015. As noted above, the final payment was made subsequent to December 31, 2015. See Note 15 – Subsequent Events.

NOTE 14 – QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects quarterly consolidate statements of operations for the periods indicated (in thousands, except per share amounts):

	Fiscal Year Ended December 31, 2015
	March 1, 2015 to May 30, 2015	May 31, 2015 to August 29, 2015	August 30, 2015 to November 28, 2015	November 29, 2015 to December 31, 2015

Total revenues	$224	$188	$326	$103

Total operating expenses	2,345	1,769	2,663	806

Operating loss	(2,121)	(1,581)	(2,337)	(703)

Interest expense, net	(120)	(83)	(54)	11
Amortization of deferred finance costs	-	-	-	(63)
Reduction of claims liability	230	300	27	-

Loss before taxes	(2,011)	(1,364)	(2,364)	(755)

Tax expense	4	-	22	41

Net loss available to common stockholders	$(2,015)	$(1,364)	$(2,386)	$(796)

Loss per share - basic and diluted	$(0.10)	$(0.07)	$(0.12)	$(0.03)

Weighted average number of common shares - basic and diluted	20,053	20,124	20,159	23,877

NOTE 15 – SUBSEQUENT EVENTS

On or about March 8, 2016, a General Unsecured Claim Satisfaction (as defined in the Plan) occurred. Under the Plan, a General Unsecured Claim Satisfaction occurs when all of the allowed creditor claims of Syms Corp. and Filene’s Basement, LLC, have been paid in full their distributions provided for under the Plan and any disputed creditor claims have either been disallowed or reserved for by Trinity. On or about March 14, 2016, we made the Majority Shareholder payment (as defined in the Plan) to the Majority Shareholder in the amount of approximately $6.9 million. Following the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we satisfied our payment and reserve obligations under the Plan.

Upon the occurrence of the General Unsecured Claim Satisfaction, the share of Series A Preferred Stock was automatically redeemed and, pursuant to the terms of our Certificate of Incorporation, the terms of the Series A Director, Alan Cohen, and Independent Director, Keith Pattiz, automatically terminated; Messrs. Cohen and Pattiz ceased to be directors of the Company and the size of the Board was automatically reduced to three. Subsequently, the Board of Directors increased the size of the Board of Directors to six, and appointed each of Alan Cohen, Keith Pattiz and Matthew Messinger as Class I Directors to fill the three vacancies resulting in the increase of the size of the Board from three to six, for terms ending at the 2017 annual meeting of stockholders and to hold office until their successors are elected and qualified or until their earlier resignation or removal. In addition, upon the payment to the former Majority Shareholder, the share of Series B Preferred Stock was automatically redeemed.

Schedule III - Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

		Intital Cost				Amounts at which Carried at December 31, 2015
Property Description	Encumbrances	Land	Air Rights	Building & Improvements (1)	Cost Captialized Subsequnt to Acquistion	Land	Air Rights	Building & Improvements (1)	Total	Accumulated Depreciation	Date of Acquistion (A) / Construction (C)

77 Greenwich, NY	$40,000	$5,500	$9,134	$3,587	$7,864	$5,500	$9,134	$11,451	$26,085	$-	1990

Paramus, NJ	-	908	-	640	1,517	908	-	2,157	3,065	-	1980 (A) / 1984 (C)

Westbury, NY	-	4,920	-	1,707	2,079	4,920	-	3,786	8,706	-	1988 (A)/1989 (A) / 1989 (C)

West Palm Beach, FL	-	2,452	-	3,580	688	2,452	-	4,268	6,720	(1,938)	2001

	$40,000	$13,780	$9,134	$9,514	$12,148	$13,780	$9,134	$21,662	$44,576	$(1,938)

(1)	Depreciation on buildings and improvements reflected in the consolidated statement of operations is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(2)	(a) Reconciliation of Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Period from March 1, 2015 through December 31, 2015	Period from February 10, 2015 through February 28, 2015

Balance at beginning of period	$32,938	$32,427
Additions	11,638	511
Balance at end of period	$44,576	$32,938

The aggregate cost of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2015 was $35.4 million (unaudited).

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Period from March 1, 2015 through December 31, 2015	Period from February 10, 2015 through February 28, 2015

Balance at beginning of period	$1,817	$1,811
Depreciation related to real estate	121	6
Balance at end of period	$1,938	$1,817

