Form 10-Q
period 2016-03-31
Trinity Place Holdings Inc.
filed 2016-05-10
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☒    No ☐

As of May 10, 2016, there were 25,477,422 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that is based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our ability to execute our business plan, including as it relates to the development of our current principal asset, a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan;

•	our limited operating history;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	risks associated with investments in owned and leased real estate generally;

•	our ability to enter into new leases and renew existing leases;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development and/or redevelopment of our properties;

•	our ability to obtain additional financing;

•	the influence of certain significant stockholders;

•	potential conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our net operating loss carryforwards and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	our ability to utilize our NOLs to offset future taxable income for U.S. Federal and state income tax purposes;

•	the failure of our wholly-owned subsidiary to repay outstanding indebtedness;

•	stock price volatility;

•	loss of key personnel;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	competition;

•	risks associated with partnerships or joint ventures; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in the 2015 Transition Report on Form 10-KT for the transition period ended December 31, 2015 (the “2015 Transition Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016, and in any 2015 Transition Report supplement, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in the aforementioned 2015 Transition Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
		(restated)
ASSETS
Real estate, net	$48,517	$42,096
Cash and cash equivalents	25,285	38,173
Restricted cash	3,600	3,600
Receivables	125	31
Deferred rents receivable	351	200
Prepaid expenses and other assets, net	1,765	1,929
Total assets	$79,643	$86,029

LIABILITIES
Accounts payable and accrued expenses	$3,063	$3,284
Pension liabilities	6,297	6,500
Obligation to former Majority Shareholder	-	7,066
Loan payable, net	39,702	39,615
Total liabilities	49,062	56,465

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; no shares authorized, issued and outstanding at March 31, 2016 and 2 shares authorized, issued and outstanding at December 31, 2015	-	-
Special stock, $0.01 par value, 1 share authorized, issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value, 79,999,997 shares authorized;	-	-
30,086,297 and 29,978,471 shares issued at March 31, 2016 and December 31, 2015, respectively; 25,302,332 and 25,240,878 shares outstanding at March 31, 2016 and December 31, 2015, respectively	301	300
Additional paid-in capital	81,967	78,836
Treasury stock (4,783,965 and 4,737,593 shares at March, 31, 2016 and December 31, 2015, respectively)	(49,391)	(49,114)
Accumulated other comprehensive loss	(2,337)	(2,337)
Retained earnings	41	1,879

Total stockholders' equity	30,581	29,564

Total liabilities and stockholders' equity	$79,643	$86,029

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

Three Months Ended March 31, 2016
(unaudited)
Revenues
Rental revenues	$318
Tenant reimbursements	157

Total revenues	475

Operating Expenses
Property operating expenses	157
Real estate taxes	49
General and administrative	1,795
Professional fees	414
Depreciation and amortization	104

Total operating expenses	2,519

Operating loss	(2,044)

Interest income, net	73
Amortization of deferred finance costs	(2)
Reduction of claims liability	135

Loss before taxes	(1,838)

Tax expense	-

Net loss available to common stockholders	$(1,838)

Loss per share - basic and diluted	$(0.07)

Weighted average number of common shares - basic and diluted	25,284

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance as of December 31, 2015 (audited)	29,979	$300	$74,455	(4,738)	$(49,114)	$1,662	$(2,337)	$24,966

Cumulative change in accounting principle (Note 2)	-	-	4,381	-	-	217	-	4,598

Balance as of December 31, 2015 (restated)	29,979	300	78,836	(4,738)	(49,114)	1,879	(2,337)	29,564

Net loss available to common stockholders	-	-	-	-	-	(1,838)	-	(1,838)
Settlement of stock awards	107	1	-	(46)	(277)	-	-	(276)
Stock-based compensation expense	-	-	3,131	-	-	-	-	3,131

Balance as of March 31, 2016 (unaudited)	30,086	$301	$81,967	(4,784)	$(49,391)	$41	$(2,337)	$30,581

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Three Months Ended March 31, 2016
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(1,838)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities:
Depreciation and amortization	106
Stock-based compensation expense	965
Deferred rents receivable	(151)
Reduction of claims liability	(135)
(Increase) decrease in operating assets:
Receivables	(94)
Prepaid expenses and other assets	101
Decrease in operating liabilities:
Accounts payable and accrued expenses	(2,189)
Pension liabilities	(203)
Obligation to former Majority Shareholder	(6,931)
Net cash used in operating activities	(10,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(2,243)
Net cash used in investing activities	(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of stock awards	(276)
Net cash used in financing activities	(276)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,888)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$476
Taxes	$38

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Retrospective effect adjustment of liability related to stock-based compensation	$(5,140)
Retrospective effect adjustment to retained earnings for capitalized stock-based compensation expense	$(542)
Accrued development costs included in accounts payable and accrued expenses	$1,968
Capitalized amortization of deferred financing costs	$85
Capitalized stock-based compensation expense	$2,166

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2016

Note 1 – BUSINESS

Overview

Trinity Place Holdings Inc. (referred to in this Quarterly Report as “Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan, formerly known as 28-42 Trinity Place. We also own a strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey. We also control a variety of intellectual property assets focused on the consumer sector, through which we launched our on-line marketplace at FilenesBasement.com during September 2015. We had approximately $221.3 million of Federal net operating losses (“NOLs”) at March 31, 2016.

As described in greater detail in our 2015 Transition Report, the predecessor to Trinity is Syms Corp. (“Syms”). Syms and its subsidiaries (the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) on November 2, 2011 (the “Petition Date”). On August 30, 2012, the Court entered an order confirming the Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”). On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

Change from Liquidation Accounting to Going Concern Accounting

In response to the Chapter 11 filing, we adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the loan transaction described in Note 5 - Loan Payable, we ceased reporting on the liquidation basis of accounting in light of our available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern. We resumed reporting on the going concern basis of accounting on February 10, 2015. Because the bases of accounting are non-comparable to each other and due to the change in our fiscal year, we are not reporting information for periods prior to February 10, 2015.

On March 8, 2016, a General Unsecured Claim Satisfaction (as defined in the Plan) occurred. On March 14, 2016, we made the Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder (as defined in the Plan) in the amount of approximately $6.9 million. As of March 31, 2016, the only claim remaining to be paid, excluding claims covered by insurance, is an aggregate of $3.2 million payable to the multi-employer pension plan in quarterly installments of $0.2 million, which is included in pension liabilities in our condensed consolidated balance sheet. See Note 7 – Pension and Profit Sharing Plans for further details. Following the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we satisfied our payment and reserve obligations under the Plan and we have no further liability to the former Majority Shareholder.

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this Quarterly Report on Form 10-Q are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited and audited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with our December 31, 2015 audited consolidated financial statements, as previously filed with the SEC in our 2015 Transition Report, and other public information.

a. Accounting Period - Our fiscal year has historically been a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks. On November 12, 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ending December 31, 2015. The transition period from this change was from March 1, 2015 to December 31, 2015. This quarter represents the period from January 1, 2016 to March 31, 2016.

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

d. Reportable Segments - As of March 31, 2016 and December 31, 2015, we operated in one reportable segment, commercial real estate.

e. Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. We have not experienced any losses in such accounts.

f. Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over estimated useful lives described in the table below:

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

h. Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded at either March 31, 2016 or December 31, 2015.

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

l. Restricted Cash - Restricted cash represents amounts required to be segregated under the loan agreement (see Note 5 - Loan Payable).

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

n. Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 11 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods (see Changes in Accounting Principles below).

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both March 31, 2016 and December 31, 2015, we had determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2016, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

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

q. Deferred Financing Costs – Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective financing. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

r. Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

s. Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

t. Reclassifications – Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, specifically related to deferred financing costs, which are now being offset against the loan payable on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  We have elected to early adopt ASU 2016-09 as of January 1, 2016 and the adoption has resulted in a retrospective adjustment of a reduction in real estate, net of $0.5 million, a reduction in liability related to stock-based compensation of $5.1 million, an increase in additional paid-in capital of $4.4 million and an increase in retained earnings of $0.2 million (see Changes in Accounting Principles below).

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-16 did not impact our consolidated financial statements.

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

During April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. We adopted ASU 2015-03 effective January 1, 2016, resulting in the reclassification of $298,000 and $385,000 from prepaid expenses and other assets, net to loan payable, net as of March 31, 2016 and December 31, 2015, respectively. There was no effect on the results of operations for any period presented (see Changes in Accounting Principles below).

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation requirements in ASC 810, “Consolidation” and changes the required consolidation analysis. The amendments in ASU No. 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments impact limited partnerships and legal entities, the evaluation of fees paid to a decision maker or service provider of a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. The adoption of ASU 2015-02 did not have any impact on our consolidated financial statements.

Changes in Accounting Principles

As noted above, we early adopted ASU 2016-09 and adopted ASU No. 2015-03. The adoption of these ASUs had a retrospective effect on our condensed consolidated balance sheet as of December 31, 2015. Below is a pro-forma effect of the change to our condensed consolidated balance sheet as of December 31, 2015 (in thousands):

	As Reported on Form 10-KT	Adjustment (A)	Adjustment (B)	As Restated on Form 10-Q
	December 31, 2015			December 31, 2015

Real estate, net	$42,638	$(542)	$-	$42,096
Cash and cash equivalents	38,173	-	-	38,173
Restricted cash	3,600	-	-	3,600
Receivables	31	-	-	31
Deferred rents receivable	200	-	-	200
Prepaid expenses and other assets, net	2,314	-	(385)	1,929
Total assets	$86,956	$(542)	$(385)	$86,029

Accounts payable and accrued expenses	$3,284	$-	$-	$3,284
Pension liabilities	6,500	-	-	6,500
Liability related to stock-based compensation	5,140	(5,140)	-	-
Obligation to former Majority Shareholder	7,066	-	-	7,066
Loan payable, net	40,000	-	(385)	39,615
Total liabilities	61,990	(5,140)	(385)	56,465

Common stock	300	-	-	300
Additional paid-in capital	74,455	4,381	-	78,836
Treasury stock	(49,114)	-	-	(49,114)
Accumulated other comprehensive loss	(2,337)	-	-	(2,337)
Retained earnings	1,662	217	-	1,879
Total stockholders' equity	24,966	4,598	-	29,564

Total liabilities and stockholders' equity	$86,956	$(542)	$(385)	$86,029

Adjustments:

(A)	This adjustment relates to the adoption of ASU 2016-09 as of January 1, 2016, which allows for the recording of the RSU grants through equity rather than as a liability as long as withholdings are not in excess of the maximum statutory requirements.

(B)	This adjustment relates to the adoption of ASU 2015-03 as of January 1, 2016, which allows for the reclassification of deferred financing costs, net to loans payable, net.

Note 3 – Real Estate, Net

As of March 31, 2016 and December 31, 2015, real estate, net includes the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
		(restated)

Real estate under development	$42,603	$37,314
Buildings and building improvements	5,041	3,868
Tenant improvments	400	400
Land	2,452	2,452
	50,496	44,034
Less: accumulated depreciation	1,979	1,938
	$48,517	$42,096

Real estate under development consists of the 77 Greenwich, Paramus, New Jersey and Westbury, New York properties. Buildings and building improvements, tenant improvements and land consist of the West Palm Beach, Florida property.

Balances as of December 31, 2015 have been reclassified due the adoption of ASU 2016-09 as of January 1, 2016, which has resulted in a retrospective adjustment of a reduction in real estate under development of $0.5 million (see Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements).

Note 4 – Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net include the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
		(restated)

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	382	564
Lease commissions	419	416
Other	344	266
	3,235	3,336
Less: accumulated amortization	1,470	1,407
	$1,765	$1,929

Balances as of December 31, 2015 have been reclassified due the adoption of ASU 2015-03 as of January 1, 2016, which has resulted in a retrospective adjustment of reclassification of $0.7 million of deferred financing costs and $0.4 million of accumulated amortization, from prepaid expenses and other assets, net to loan payable, net (see Note 2 - Summary of Significant Accounting Policies – Recent Accounting Pronouncements).

Note 5 – Loan Payable

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets (“TPH Borrower”), entered into a loan agreement with Sterling National Bank as lender and administrative agent (the “Agent”) and Israel Discount Bank of New York as lender, pursuant to which it borrowed $40 million (the “Loan”). The Loan can be increased up to $50 million, subject to satisfaction of certain conditions. The Loan matures on February 8, 2017, subject to a six month extension to August 8, 2017 under certain circumstances.

The Loan bears interest at a rate per annum equal to the greater of (i) the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.50% and requires interest only payments through maturity. The interest rate on the Loan was 4.50% through December 16, 2015, at which time it was increased to 4.75%. The Contract Rate will be increased by 1.5% per annum during any period in which TPH Borrower does not maintain funds in its deposit accounts with Agent sufficient to make payments then due under the Loan documents. TPH Borrower can prepay the Loan at any time, in whole or in part, without premium or penalty. We incurred approximately $480,000 of interest expense for the three months ended March 31, 2016. Of this amount, we capitalized approximately $472,000 to real estate under development.

The collateral for the Loan is TPH Borrower’s fee interest in 77 Greenwich and the related air rights, which is the subject of a mortgage in favor of the Agent. TPH Borrower also entered into an environmental compliance and indemnification undertaking.

The Loan agreement requires TPH Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding Loans. The Loan agreement also provides for certain events of default. As of March 31, 2016, TPH Borrower was in compliance with all Loan covenants.

We entered into a Nonrecourse Carve-Out Guaranty pursuant to which we agreed to guarantee certain items, including losses arising from fraud, intentional harm to 77 Greenwich, or misapplication of loan, insurance or condemnation proceeds, a voluntary bankruptcy filing by TPH Borrower, and the payment by TPH Borrower of maintenance costs, insurance premiums and real estate taxes.

Consolidated interest income, net, excluding capitalized interest, includes the following (in thousands):

Three Months Ended March 31, 2016
(unaudited)

Interest expense	$480
Interest capitalized	(472)
Interest income	(81)
Interest income, net	$(73)

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

Note 7 – Pension and Profit Sharing Plans

Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of March 31, 2016 and December 31, 2015, we had a recorded liability of $3.1 million which is included in pension liabilities on the accompanying condensed consolidated balance sheets. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan from and after January 1, 2017. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination.

Prior to the Bankruptcy, certain employees were covered by collective bargaining agreements and participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to the remaining pension fund. We had a recorded liability of $3.2 million and $3.4 million which is reflected in pension liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, and is included as part of the remaining estimated allowed net claims. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $3.0 million to the Syms sponsored plan and approximately $3.8 million to the multiemployer plans from September 17, 2012 through March 31, 2016 of which zero and $0.2 million was funded during the three months ended March 31, 2016 to the Syms sponsored plan and to the multiemployer plan, respectively.

Note 8 – Commitments

a.	Leases - The Corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease liability of $0.5 million payable through September 2017. The rent expense paid for this operating lease for the three months ended March 31, 2016 was approximately $75,000.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

Note 9 – Income Taxes

At March 31, 2016, we had Federal net operating loss (“NOLs”) carry forwards of approximately $221.3 million. These net operating losses will expire in years through fiscal 2034. At March 31, 2016, we also had state NOL carry forwards of approximately $131.6 million primarily in New York, New Jersey, Massachusetts, Florida and Georgia, amongst others. These NOL’s expire between 2029 and 2034. We also had the New York State and New York City prior net operating loss conversion (“PNOLC”) subtraction pools of approximately $34.4 million and $29.0 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $91.3 million was recorded as of December 31, 2015. The valuation allowance was adjusted by approximately $0.4 million during the three months ended March 31, 2016 to $91.7 million.

Note 10 – Related Party Transactions

On March 8, 2016, a General Unsecured Claim Satisfaction (as defined in the Plan) occurred. Under the Plan, a General Unsecured Claim Satisfaction occurs when all of the allowed creditor claims of Syms Corp. and Filene’s Basement, LLC, have been paid in full their distributions provided for under the Plan and any disputed creditor claims have either been disallowed or reserved for by Trinity. On March 14, 2016, we made the former Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder in the amount of approximately $6.9 million. Following the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we satisfied our payment and reserve obligations under the Plan and we have no further liability to the former Majority Shareholder.

Upon the occurrence of the General Unsecured Claim Satisfaction, the share of Series A Preferred Stock was automatically redeemed and, pursuant to the terms of our Certificate of Incorporation, the terms of the Series A Director, Alan Cohen, and Independent Director, Keith Pattiz, automatically terminated; Messrs. Cohen and Pattiz ceased to be directors of Trinity and the size of the Board was automatically reduced to three. Subsequently, the Board of Directors increased the size of the Board of Directors to six, and appointed each of Alan Cohen, Keith Pattiz and Matthew Messinger as Class I Directors to fill the three vacancies resulting in the increase of the size of the Board from three to six, for terms ending at the 2017 annual meeting of stockholders and to hold office until their successors are elected and qualified or until their earlier resignation or removal. In addition, upon the payment to the former Majority Shareholder, the share of Series B Preferred Stock was automatically redeemed.

Note 11 – Stock-Based Compensation

Restricted Stock Units

During the three months ended March 31, 2016, we granted 1,184,167 Restricted Stock Units (“RSUs”) to our President and Chief Executive Officer (the “CEO”), pursuant to his employment agreement. The RSUs have vesting periods ranging over five years, subject to the CEO’s continued employment, and settle in shares ranging over an eight-year period. Until shares are issued with respect to the RSU’s, the CEO will not have any rights as a shareholder with respect to the RSU’s and will not receive dividends or be able to vote the shares represented by the RSUs. We used the fair-market value of our common stock on the date the award was granted to value the grant.

On April 27, 2015, we issued 238,095 shares of common stock to the CEO to settle vested RSUs from previous RSU grants. In connection with that transaction, we repurchased/withheld (from the 238,095 shares issued) 132,904 shares to provide for the CEO’s withholding tax liability. In accordance with ASC Topic 718, Compensation-Stock Compensation, the repurchase or withholding of immature shares (i.e. shares held for less than six months) by us upon the vesting of a restricted share would ordinarily result in liability accounting. ASC 718 provides an exception, if the fair value of the shares repurchased or withheld is equal or less than the employer’s minimum statutory withholding requirements. The aggregate fair value of the shares repurchased/withheld (valued at the then current fair value of $8.00 per share) was in excess of the minimum statutory tax withholding requirements and as such we are required to account for the restricted stock awards as a liability. At each reporting period in fiscal 2015, we re-measured the liability, until settled, with changes in the fair value being recorded as stock compensation expense in the statement of operations. As of January 1, 2016, we have elected to early adopt ASU 2016-09 (see Note 2 – Summary of Significant Accounting Policies - Recent Accounting Pronouncements) and the adoption has resulted in a retrospective adjustment of a reduction in real estate, net of $0.5 million, a reduction in liability related to stock-based compensation of $5.1 million, an increase in additional paid-in capital of $4.4 million and an increase in retained earnings of $0.2 million

During the three months ended March 31, 2016, we granted 75,500 RSU’s to other employees. The RSU’s vest and settle over two years, subject to each employee’s continued employment.

Our RSU activity for the three months ended March 31, 2016 was as follows:

	Three Months Ended March 31, 2016
	(unaudited)
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,220,097	$6.65
Granted	1,259,667	$5.94
Vested	(608,624)	$6.33
Non-vested at end of period	1,871,140	$6.28

During the three months ended March 2016, we issued 107,826 shares of common stock to the CEO and to other employees to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased/withheld (from the 107,826 shares issued) 46,372 shares to provide for the CEO’s and other employees withholding tax liability at the minimum statutory withholding rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2016 and should be read in conjunction with our 2015 Transition Report.

Executive Overview

Trinity is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. We also own a strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey (see Properties below for a more detailed description). We also control a variety of intellectual property assets focused on the consumer sector, through which we launched our on-line marketplace at FilenesBasement.com during September 2015. We had approximately $221.3 million of Federal NOLs at March 31, 2016.

During the three months ended March 31, 2016, we paid approximately $7.1 million in approved claims, which included the final payment of $6.9 million to the former Majority Shareholder, with an estimated $3.2 million of payments remaining to be made, excluding claims covered under insurance, to the multiemployer pension plan which is payable in quarterly installments of $0.2 million through 2019. The claims amounts paid during the three months ended March 31, 2016 reflects an improvement of approximately $135,000 as compared with previous estimated amounts in respect of such claims. Upon emergence from bankruptcy in September 2012, we had recorded approximately $130.1 million of claims liabilities and claims related costs in our consolidated statement of net assets. We have since paid $115.5 million through March 31, 2016 which reflects cumulative improvements of approximately $11.4 million in respect of all claim payments made to date as compared with amounts initially estimated. These improvements were achieved through our claims reconciliation process, negotiation with claimants and the decisions of the bankruptcy court in certain bankruptcy matters. We also continued our ongoing work related to the sale, development and/or redevelopment of our four real estate properties, including pre-development work on 77 Greenwich, as well as with our intellectual property portfolio.

Properties

The table below provides information on the properties we owned at March 31, 2016:

	Property Location	Type of Property	Building Size (estimated square feet)	Leased at March 31, 2016	Occupancy at March 31, 2016

(1)	New York, New York (77 Greenwich)	Property under development	57,000	N/A	N/A

(2)	Paramus, New Jersey	Property under development	77,000	5.2%	5.2%

(3)	West Palm Beach, Florida	Operating property	112,000	67.8%	67.8%

(4)	Westbury, New York	Property under development	92,000	N/A	N/A

	Total Square Feet		338,000

(1)	77 Greenwich. The 77 Greenwich property consists of a vacant six-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building. We are currently in the pre-development stage for the development of an over 280,000 gross square foot mixed-use building that corresponds to the approximate total of 234,000 zoning square feet as described above. The plans call for approximately 85 luxury residential condominiums and 7,000 squares feet of retail space on Greenwich Street, as well as a 476-seat elementary school serving District 2. The demolition and environmental remediation have begun and are expected to be complete by the end of 2016.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH). The license agreement began on October 15, 2015 and ended on February 29, 2016 and the tenant vacated at that time. The outparcel building is leased to a tenant whose lease expires in October 2016 and has four five-year renewal options which are exercisable at the option of the tenant. The tenant has been in the space since 1996. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

(3)	West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood strip center that consists of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our tenant, Walmart Marketplace, has accepted possession of their 41,662 square feet of space and is expected to open for business by the summer of 2016. We have an executed lease with Tire Kingdom, a national credit tenant, for one of the outparcels. We completed certain site work required by the lease and Tire Kingdom took possession of the space on January 19, 2016.

(4)	Westbury Property. The Westbury property consists of a one-story building and lower level that in the aggregate contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres. As of March 28, 2016 we entered into a short term lease agreement with New York Community Bank to lease a portion of Westbury’s parking lot.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of March 31, 2016 ($ in 000’s):

	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2016 (B)	4	8,200	$213
2017	-	-	-
2018	-	-	-
2019	-	-	-
2020	8	12,488	246
Thereafter	6	59,525	1,163
	18	80,213	$1,622

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

(B)	Of the four tenants with an expiration in 2016, three tenants have a month to month tenancy, with a total of 4,200 square feet and annualized rent of $57.

Chapter 11 Cases and Plan

As described in greater detail in Note 1 to our condensed consolidated financial statements and our 2015 Transition Report, the predecessor to Trinity is Syms Corp. Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On August 30, 2012, the Court entered an order confirming the Plan. On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. A summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation). Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2015 Transition Report.

Operating Activities for the Three Months Ended March 31, 2016

Total rental revenue and tenant reimbursement revenues for the three months ended March 31, 2016 was approximately $475,000. This represents rental revenues and tenant expense reimbursements from our West Palm Beach, Florida and Paramus, New Jersey properties.

Property operating expenses for the three months ended March 31, 2016 was approximately $157,000. This consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property.

Real estate tax expenses for the three months ended March 31, 2016 was approximately $49,000 for the West Palm Beach, Florida property.

General and administrative expenses for the three months ended March 31, 2016 was approximately $1.8 million. Approximately $1.0 million related to stock-based compensation, $0.4 million related to payroll and payroll related expenses and $0.4 million related to other corporate costs including board fees, corporate office rent and insurance.

Professional fees for the three months ended March 31, 2016 was approximately $414,000. These costs consisted of general corporate legal fees of approximately $72,000, bankruptcy related professional fees of approximately $149,000, accounting, tax, audit and audit related fees of approximately $49,000, intellectual property maintenance, licensing, operating and start-up costs (inclusive of FilenesBasement.com) of approximately $88,000, and other professional fees of approximately $56,000.

Depreciation and amortization expenses for the three months ended March 31, 2016 was approximately $104,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $41,000 and the amortization of trademarks, lease commissions and tenant improvements of approximately $63,000.

Operating loss for the three months ended March 31, 2016 was approximately $2.0 million.

Interest income, net, for the three months ended March 31, 2016 was approximately $73,000, which consisted of $480,000 of gross interest expense offset by $472,000 of capitalized interest and $81,000 of interest income.

Amortization of deferred financing costs for the three months ended March 31, 2016 was approximately $2,000, which consisted of amortization of costs related to obtaining the loan encumbering 77 Greenwich.

We recorded an adjustment to our claims liability for the three months ended March 31, 2016 of $135,000 which was due to the positive settlement of the former Majority Shareholder liability.

We did not record any tax expense for the three months ended March 31, 2016.

Net loss available to common stockholders for the three months ended March 31, 2016 was approximately $1.8 million.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include:

(1)	Cash on hand;

(2)	Increases to existing financings;

(3)	Other forms of secured financing;

(4)	Net proceeds from divestitures of properties;

(5)	Proceeds from common or preferred equity offerings; and

(6)	Cash flow from operations.

Cash flow from operations is primarily dependent upon the occupancy level of our property portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of March 31, 2016, we had total cash of $28.9 million, of which approximately $25.3 million was cash and cash equivalents and approximately $3.6 million was restricted cash. As of December 31, 2015, we had total cash of $41.8 million, of which approximately $38.2 million was cash and cash equivalents and approximately $3.6 million was restricted cash. Restricted cash represents reserves required under the loan payable (see Note 5 - Loan Payable), in the amount of 9% of the outstanding loan. The decrease in total cash during the period was primarily the result of the final payment made to the former Majority Shareholder as well as operating expenses and pre-development activities.

We have a $40 million loan secured by 77 Greenwich. The Loan can be increased up to $50 million subject to satisfaction of certain conditions.

We have claims liabilities recorded at March 31, 2016 of approximately $3.2 million to the multiemployer pension plan which is payable in quarterly installments of $0.2 million through 2019 (see Note 7 to our condensed consolidated financial statements (Pension and Profit Sharing Plans)).

On March 8, 2016, a General Unsecured Claim Satisfaction occurred and on March 14, 2016, we made the payment to the former Majority Shareholder in the amount of approximately $6.9 million. Following this General Unsecured Claim Satisfaction and payment to the former Majority Shareholder as described in Note 1 – Business – Overview, we satisfied our payment and reserve obligations under the Plan.

Cash Flows

Cash Flows for the Three Months Ended March 31, 2016

Net cash used in operating activities was approximately $10.4 million for the three months ended March 31, 2016. The net cash used during this period reflects the net loss available to common stockholders of $1.8 million as well as a decrease in other liabilities, primarily the obligation to the former Majority Shareholder, of $6.9 million and a decrease in accounts payable and accrued expenses of $2.2 million. This was partially offset by the non-cash stock-based compensation expense of $1.0 million.

Net cash used in investing activities for the three months ended March 31, 2016 was approximately $2.2 million. The net cash used reflects the payments for certain property development and redevelopment costs capitalized as part of the real estate under development.

Net cash used in financing activities for the three months ended March 31, 2016 was approximately $0.3 million. This amount was related to the repurchase of approximately $0.3 million of common stock units from certain employees in order to pay withholding taxes on those common stock units for those employees.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at March 31, 2016 were approximately $221.3 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $91.7 million was recorded as of March 31, 2016.

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

Critical Accounting Policies

There have been no changes to our Critical Accounting Policies as disclosed in our 2015 Transition Report.

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

As of March 31, 2016, our debt consisted of variable-rate secured mortgage loan payable, with a carrying value of $40.0 million, which approximated the fair value at March 31, 2016. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.3 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Trinity to disclose material information otherwise required to be set forth in our periodic reports.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from the Risk Factors as disclosed in our 2015 Transition Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the terms of the employment agreement between us and Matthew Messinger, our President and Chief Executive Officer, on January 28, 2016, Mr. Messinger was granted 1,184,167 restricted stock unit awards, respectively (together, the “RSU Awards”). The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

4.3	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

10.1	Trinity Place Holdings Inc. Restricted Stock Unit Agreement, entered into as of January 28, 2016, by and between Matthew Messinger and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 1, 2016)

10.2	Letter Agreement, between Trinity Place Holdings Inc. (formerly Syms Corp.) and Richard Pyontek, dated June 24, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (audited) (restated), (ii) Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016 (unaudited), (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: May 10, 2016	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: May 10, 2016	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)