Form 10-Q
period 2016-06-30
Trinity Place Holdings Inc.
filed 2016-08-08
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, there were 25,477,422 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited) (restated)	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 (unaudited) and thirteen weeks ended May 30, 2015 (unaudited)	4

	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2016 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (unaudited) and thirteen weeks ended May 30, 2015 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that is based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our ability to execute our business plan, including as it relates to the development of our current principal asset, a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan;

•	our limited operating history;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	risks associated with investments in owned and leased real estate generally;

•	our ability to enter into new leases and renew existing leases;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development and/or redevelopment of our properties;

•	our ability to obtain additional financing and refinance existing loans;

•	the influence of certain significant stockholders;

•	potential conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our net operating loss (“NOLs”) carryforwards and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal and state income tax purposes;

•	the failure of our wholly-owned subsidiaries to repay outstanding indebtedness;

•	stock price volatility;

•	loss of key personnel;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	competition;

•	risks associated with partnerships or joint ventures; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2015 Transition Report on Form 10-KT for the transition period ended December 31, 2015 (the “2015 Transition Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in the aforementioned 2015 Transition Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
		(restated)
ASSETS

Real estate, net	$54,344	$42,638
Cash and cash equivalents	24,803	38,173
Restricted cash	3,902	3,600
Receivables, net	22	31
Deferred rents receivable	457	200
Prepaid expenses and other assets, net	2,129	1,929
Total assets	$85,657	$86,571

LIABILITIES

Accounts payable and accrued expenses	$2,209	$3,284
Pension liabilities	6,094	6,500
Loans payable, net	48,461	39,615
Liability related to stock-based compensation	-	5,140
Obligation to former Majority Shareholder	-	7,066
Total liabilities	56,764	61,605

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; no shares authorized, issued and outstanding at June 30, 2016 and 2 shares authorized, issued and outstanding at December 31, 2015	-	-
Special stock, $0.01 par value, 1 share authorized, issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value, 79,999,997 shares authorized; 30,482,601 and	-	-
29,978,471 shares issued at June 30, 2016 and December 31, 2015, respectively; 25,477,422 and 25,240,878 shares outstanding at June 30, 2016 and December 31, 2015, respectively	305	300
Additional paid-in capital	83,371	74,455
Treasury stock (5,005,179 and 4,737,593 shares at June 30, 2016 and December 31, 2015, respectively)	(50,995)	(49,114)
Accumulated other comprehensive loss	(2,337)	(2,337)
(Accumulated deficit) retained earnings	(1,451)	1,662

Total stockholders' equity	28,893	24,966

Total liabilities and stockholders' equity	$85,657	$86,571

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30, 2016	Thirteen Weeks Ended May 30, 2015	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$328	$147	$646
Tenant reimbursements	70	77	227

Total revenues	398	224	873

Operating Expenses
Property operating expenses	144	148	301
Real estate taxes	55	53	104
General and administrative	1,234	1,478	3,029
Professional fees	350	492	764
Depreciation and amortization	109	85	213

Total operating expenses	1,892	2,256	4,411

Operating loss	(1,494)	(2,032)	(3,538)

Interest income (expense), net	22	(120)	95
Amortization of deferred finance costs	(20)	(89)	(22)
Reduction of claims liability	(1)	230	134

Loss before taxes	(1,493)	(2,011)	(3,331)

Tax expense	-	4	-

Net loss available to common stockholders	$(1,493)	$(2,015)	$(3,331)

Loss per share - basic and diluted	$(0.06)	$(0.10)	$(0.13)

Weighted average number of common shares
- basic and diluted	25,458	20,053	25,371

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY

(In thousands)

						(Accumulated	Accumulated
			Additional			Deficit)	Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance as of December 31, 2015 (audited) (restated)	29,979	$300	$74,455	(4,738)	$(49,114)	$1,662	$(2,337)	$24,966

Cumulative change in accounting principle (Note 2)	-	-	4,381	-	-	218	-	4,599
Net loss available to common stockholders	-	-	-	-	-	(3,331)	-	(3,331)
Settlement of stock awards	504	5	-	(267)	(1,881)	-	-	(1,876)
Stock-based compensation expense	-	-	4,535	-	-	-	-	4,535

Balance as of June 30, 2016 (unaudited)	30,483	$305	$83,371	(5,005)	$(50,995)	$(1,451)	$(2,337)	$28,893

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2016	Thirteen Weeks Ended May 30, 2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(3,331)	$(2,015)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities:
Depreciation and amortization	213	174
Amortization of deferred finance costs	22	-
Stock-based compensation expense	1,411	909
Deferred rents receivable	(257)	-
Reduction of claims liability	(135)	-
(Increase) decrease in operating assets:
Restricted cash, net	(102)	14,591
Receivables, net	9	(29)
Prepaid expenses and other assets, net	(325)	245
Decrease in operating liabilities:
Accounts payable and accrued expenses	(2,208)	(2,223)
Pension liabilities	(406)	(203)
Obligation to former Majority Shareholder	(6,931)	-
Other liabilities, primarily lease settlement liabilities	-	(13,295)
Net cash used in operating activities	(12,040)	(1,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(7,907)	(1,507)
Restricted cash, net	(200)	-
Net cash used in investing activities	(8,107)	(1,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, net	8,653	-
Settlement of stock awards	(1,876)	(1,064)
Net cash provided by (used in) financing activities	6,777	(1,064)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,370)	(4,417)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,173	23,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,803	$19,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$976	$413
Taxes	$38	$4

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment of liability related to stock-based compensation	$(5,140)	$5,492
Adjustment to retained earnings for capitalized stock-based compensation expense	$(541)	$-
Accrued development costs included in accounts payable and accrued expenses	$1,133	$-
Capitalized amortization of deferred financing costs	$171	$-
Capitalized stock-based compensation expense	$3,124	$-

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Note 1 – BUSINESS

Overview

Trinity Place Holdings Inc. (referred to in this Quarterly Report as “Trinity”, “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan, formerly known as 28-42 Trinity Place. We also own a strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey. We also control a variety of intellectual property assets focused on the consumer sector, through which we launched our on-line marketplace at FilenesBasement.com during September 2015. We had approximately $222.8 million of Federal net operating losses (“NOLs”) at June 30, 2016.

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

Change from Liquidation Accounting to Going Concern Accounting

In response to the Chapter 11 filing, we adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the 77 Greenwich Loan transaction described in Note 5 - Loans Payable, we ceased reporting on the liquidation basis of accounting in light of our available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern. We resumed reporting on the going concern basis of accounting on February 10, 2015. Because the bases of accounting are non-comparable to each other and due to the change in our fiscal year (see Note 2 – Summary of Significant Accounting Policies – Accounting Period below), we are not reporting information for periods prior to February 10, 2015.

On March 8, 2016, a General Unsecured Claim Satisfaction (as defined in the Plan) occurred. On March 14, 2016, we made the Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder (as defined in the Plan) in the amount of approximately $6.9 million. As of June 30, 2016, the only claim remaining to be paid, excluding claims covered by insurance, is an aggregate of $3.0 million payable to the multi-employer pension plan in quarterly installments of $0.2 million, which is included in pension liabilities in our condensed consolidated balance sheets (see Note 7 – Pension and Profit Sharing Plans for further details). Upon the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we satisfied our payment and reserve obligations under the Plan and we have no further liability to the former Majority Shareholder.

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this Quarterly Report on Form 10-Q are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

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

a. Accounting Period - Our fiscal year has historically been a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks. On November 12, 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ending December 31, 2015. The transition period resulting from this change was from March 1, 2015 to December 31, 2015. This reported second quarter presents the period from April 1, 2016 to June 30, 2016 compared to the thirteen weeks from March 1, 2015 to May 30, 2015, and the six month period from January 1, 2016 to June 30, 2016.

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

d. Reportable Segments - For the periods ending June 30, 2016, December 31, 2015 and May 30, 2015, we operated in one reportable segment, namely, commercial real estate.

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

g. Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific project. Additionally, we capitalize operating costs, real estate taxes, insurance, interest, and salaries and related costs of personnel directly involved with the specific project related to real estate under development, which totaled $2.4 million and $5.4 million for the three and six months ended June 30, 2016, respectively, and $3.6 million for the thirteen weeks ended May 30, 2015. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h. Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded at either June 30, 2016 or December 31, 2015.

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

l. Restricted Cash - Restricted cash represents amounts required to be segregated under the 77 Greenwich Loan agreement and the West Palm Beach loan agreement (the “WPB Loan”) (see Note 5 - Loans Payable) and tenant security deposits.

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

n. Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 11 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods (see Adoption of New Accounting Principle below).

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both June 30, 2016 and December 31, 2015, we had determined that no liabilities were required in connection with unrecognized tax positions. As of June 30, 2016, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to Federal, state and certain local and franchise taxes.

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

q.     Deferred Financing Costs – Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are being offset against loans payable on the condensed consolidated balance sheets. These costs are amortized over the terms of the respective financing. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

r.     Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

s.     Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

t.     Reclassifications – Certain prior year financial statement amounts have been reclassified to conform to the current year presentation due to the adoption of Accounting Standards Update (“ASU”) 2016-09 and ASU 2015-03 as described below.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  We elected to early adopt ASU 2016-09 as of January 1, 2016 and the adoption has resulted in an adjustment of a reduction in real estate, net of $0.5 million, a reduction in liability related to stock-based compensation of $5.1 million, an increase in additional paid-in capital of $4.4 million and an increase in retained earnings of $0.2 million (see Adoption of New Accounting Principle below).

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”. ASU 2015-14 defers the effective date of adoption of ASU 2014-09, “Revenue from Contracts with Customers”, to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU 2014-09 was issued in May 2014 and it supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which the standard will be adopted.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The adoption of ASU 2015-04 is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. We adopted ASU 2015-03 effective January 1, 2016, resulting in the reclassification of $385,000 from prepaid expenses and other assets, net, to loans payable, net, as of December 31, 2015. There was no effect on the results of operations for any period presented (see Changes in Accounting Principles below).

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

Adoption of New Accounting Principle

As noted above, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. We elected adoption of ASU 2016-09 in the first quarter of 2016 using the prospective approach. For the three months ended March 31, 2016, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. No income tax benefit or expense was recognized in the quarterly period ended March 31, 2016 as a result of the adoption of ASU 2016-09. There will be no change to retained earnings with respect to excess tax benefits, as this is not applicable to us as any tax benefits associated with stock compensation were historically not recorded with any windfalls or shortfalls that would give rise to APIC pool adjustments and is not expected to be recognized in the foreseeable future. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. With the early adoption of ASU 2016-09 on a prospective basis, the adoption had no impact on our prior period statement of operations, statement of cash flow, balance sheet and statement of stockholders equity.

As reported on Form 10-Q filed for the quarter ended March 31, 2016, we early adopted the provisions of ASU 2016-09 and restated our December 31, 2015 condensed consolidated balance sheet.  Subsequent to the filing, we determined that such adoption should have been effected as of January 1, 2016 and as such we corrected our condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity at December 31, 2015 for the Form 10-Q filed for the quarter ended June 30, 2016.  The correction had no impact on the consolidated financial statements as of and for the three months ended March 31, 2016.

Note 3 – Real Estate, Net

As of June 30, 2016 and December 31, 2015, real estate, net, includes the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)

Real estate under development	$47,763	$37,856
Buildings and building improvements	5,755	3,868
Tenant improvments	400	400
Land	2,452	2,452
	56,370	44,576
Less: accumulated depreciation	2,026	1,938
	$54,344	$42,638

Real estate under development consists of the 77 Greenwich, Paramus, New Jersey and Westbury, New York properties. Buildings and building improvements, tenant improvements and land consist of the West Palm Beach, Florida property.

Note 4 – Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net, include the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	758	564
Lease commissions	438	416
Other	375	266
	3,661	3,336
Less: accumulated amortization	1,532	1,407
	$2,129	$1,929

Note 5 – Loans Payable

77 Greenwich Loan

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets (“TPH Greenwich Borrower”), entered into a loan agreement with Sterling National Bank as lender and administrative agent (the “Agent”) and Israel Discount Bank of New York as lender, pursuant to which we borrowed $40.0 million (the “77 Greenwich Loan”). The 77 Greenwich Loan can be increased up to $50.0 million, subject to satisfaction of certain conditions. The 77 Greenwich Loan matures on February 8, 2017, subject to a six month extension to August 8, 2017 under certain circumstances.

The 77 Greenwich Loan bears interest at a rate per annum equal to the greater of (i) the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.50% and requires interest only payments through maturity. The interest rate on the 77 Greenwich Loan was 4.50% through December 16, 2015, at which time it was increased to 4.75%. The Contract Rate will be increased by 1.5% per annum during any period in which TPH Greenwich Borrower does not maintain funds in its deposit accounts with Agent sufficient to make payments then due under the 77 Greenwich Loan documents. TPH Greenwich Borrower can prepay the 77 Greenwich Loan at any time, in whole or in part, without premium or penalty.

The collateral for the 77 Greenwich Loan is TPH Greenwich Borrower’s fee interest in 77 Greenwich and the related air rights, which is the subject of a mortgage in favor of the Agent. TPH Greenwich Borrower also entered into an environmental compliance and indemnification undertaking.

The 77 Greenwich Loan agreement requires TPH Greenwich Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Greenwich Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding loans. The 77 Greenwich Loan agreement also provides for certain events of default. As of June 30, 2016, TPH Greenwich Borrower was in compliance with all 77 Greenwich Loan covenants.

We entered into a Nonrecourse Carve-Out Guaranty pursuant to which we agreed to guarantee certain items, including losses arising from fraud, intentional harm to 77 Greenwich, or misapplication of loan, insurance or condemnation proceeds, a voluntary bankruptcy filing by TPH Greenwich Borrower, and the payment by TPH Greenwich Borrower of maintenance costs, insurance premiums and real estate taxes.

West Palm Beach, Florida Loan

On May 11, 2016, our wholly-owned subsidiary that owns our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender will provide a loan to the TPH Forest Hill Borrower in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the Loan Agreement (the “WPB Loan”). TPH Forest Hill Borrower borrowed $9.1 million under the WPB Loan at closing. The WPB Loan is interest-only and bears interest at the 30-day LIBOR plus 230 basis points. The effective rate at June 30, 2016 was 2.74%. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the TPH Forest Hill Borrower’s fee interest in our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill. The WPB Loan requires the TPH Forest Hill Borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of June 30, 2016, the TPH Forest Hill Borrower was in compliance with all WPB Loan covenants.

On May 11, 2016 we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap for the 30-day LIBOR rate on the notional amount of $9.1 million. The fair value of the interest rate cap as of June 30, 2016 is recorded in prepaid expenses and other assets in our condensed consolidated balance sheet. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the quarter ended June 30, 2016, we recorded additional interest expense of approximately $1,000 related to this interest rate cap.

Consolidated interest income (expense), includes the following (in thousands):

	Three Months Ended June 30, 2016	Thirteen Weeks Ended May 30, 2015	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)

Interest expense	$(516)	$(460)	$(997)
Interest capitalized	480	315	953
Interest income	58	25	139
Interest income (expense), net	$22	$(120)	$95

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

The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of the short-term nature of these instruments. The fair value of each of the loans payable approximated their carrying value as both loans are variable-rate instruments.

Note 7 – Pension and Profit Sharing Plans

Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of June 30, 2016 and December 31, 2015, we had a recorded liability of $3.1 million which is included in pension liabilities on the accompanying condensed consolidated balance sheets. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan from and after January 1, 2017. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination.

Prior to the Bankruptcy, certain employees were covered by collective bargaining agreements and participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to the remaining pension fund. We had a recorded liability of $3.0 million and $3.4 million which is reflected in pension liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, and is included as part of the remaining estimated allowed net claims. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $3.0 million to the Syms sponsored plan and approximately $4.0 million to the multiemployer plans from September 17, 2012 through June 30, 2016 of which no amounts were funded during the three and six months ended June 30, 2016 to the Syms sponsored plan and $0.2 million and $0.4 million were funded during the three months and six months, respectively, ended June 30, 2016 to the multiemployer plan.

Note 8 – Commitments

a.	Leases - Our corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease liability of $0.4 million payable through September 2017. The rent expense paid for this operating lease for the three months and six months ended June 30, 2016 was approximately $75,000 and $150,000, respectively.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

Note 9 – Income Taxes

At June 30, 2016, we had Federal net operating loss (“NOLs”) carry forwards of approximately $222.8 million. These NOLs will expire in years through fiscal 2034. At June 30, 2016, we also had state NOL carry forwards of approximately $133.0 million, primarily in New York, New Jersey, Massachusetts, Florida and Georgia, amongst others. These NOLs expire between 2029 and 2034. We also had New York State and New York City prior net operating loss conversion (“PNOLC”) subtraction pools of approximately $34.5 million and $29.0 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $91.3 million was recorded as of December 31, 2015. The valuation allowance was adjusted by approximately $0.8 million during the six months ended June 30, 2016 to $92.1 million.

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

Note 11 – Stock-Based Compensation

Restricted Stock Units

During the six months ended June 30, 2016, we granted 75,500 Restricted Stock Units (“RSUs”) to other employees. The RSU’s vest and settle over two years, subject to each employee’s continued employment. The weighted average fair market value at grant date for these shares were approximately $0.4 million, and we recorded approximately $33,000 and $68,000 of RSU expense for the three and six months ended June 30, 2016, respectively, net of $40,000 and $80,000 of RSUs that was capitalized in real estate under development for the three and six months ended June 30, 2016, respectively.

During the six months ended June 30, 2016, we granted 1,184,167 RSUs to our President and Chief Executive Officer (the “CEO”), pursuant to his employment agreement. The RSUs have vesting periods ranging over five years, subject to the CEO’s continued employment, and settle in shares ranging over an eight-year period. Until shares are issued with respect to the RSU’s, the CEO will not have any rights as a shareholder with respect to the RSU’s and will not receive dividends or be able to vote the shares represented by the RSUs. We used the fair-market value of our common stock on the date the award was granted to value the grant. The weighted average fair market value at grant date for these shares were approximately $7.1 million, and we recorded approximately $0.6 million and $0.9 million of RSU expense for the three and six months ended June 30, 2016, respectively, net of $1.5 million and $2.0 million of RSUs that was capitalized in real estate under development for the three and six months ended June 30, 2016, respectively.

On April 27, 2015, we issued 238,095 shares of common stock to the CEO to settle vested RSUs from previous RSU grants. In connection with that transaction, we repurchased/withheld (from the 238,095 shares issued) 132,904 shares to provide for the CEO’s withholding tax liability. In accordance with ASC Topic 718, Compensation-Stock Compensation, the repurchase or withholding of immature shares (i.e. shares held for less than six months) by us upon the vesting of a restricted share would ordinarily result in liability accounting. ASC 718 provides an exception, if the fair value of the shares repurchased or withheld is equal or less than the employer’s minimum statutory withholding requirements. The aggregate fair value of the shares repurchased/withheld (valued at the then current fair value of $8.00 per share) was in excess of the minimum statutory tax withholding requirements and as such we are required to account for the restricted stock awards as a liability. At each reporting period in fiscal 2015, we re-measured the liability, until settled, with changes in the fair value being recorded as stock compensation expense in the statement of operations. As of January 1, 2016, we have elected to early adopt ASU 2016-09 (see Note 2 – Summary of Significant Accounting Policies - Recent Accounting Pronouncements) and the adoption has resulted in a reduction in real estate, net, of $0.5 million, a reduction in liability related to stock-based compensation of $5.1 million, an increase in additional paid-in capital of $4.4 million and an increase in retained earnings of $0.2 million.

Our RSU activity for the six months ended June 30, 2016 was as follows:

	Six Months Ended June 30, 2016
	(unaudited)

	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,220,097	$6.65
Granted	1,259,667	$5.94
Vested	(608,624)	$6.33
Non-vested at end of period	1,871,140	$6.28

As of June 30, 2016, there was approximately $6.5 million of total unrecognized compensation cost related to RSUs which is expected to be recognized through December 2020.

During the six months ended June 30, 2016, we issued 504,130 shares of common stock to the CEO and to other employees to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased/withheld (from the 504,130 shares issued) 267,586 shares to provide for the CEO’s and other employees withholding tax liability at the minimum statutory withholding rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and six months ended June 30, 2016 and the thirteen weeks ended May 30, 2015 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on From 10-Q and our 2015 Transition Report.

Executive Overview

Trinity is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. We also own a strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey (see Properties below for a more detailed description). We also control a variety of intellectual property assets focused on the consumer sector, through which we launched our on-line marketplace at FilenesBasement.com during September 2015. We had approximately $222.8 million of Federal, net operating losses (“NOLs”) at June 30, 2016.

During the six months ended June 30, 2016, we paid approximately $7.3 million in approved claims, which included the final payment of $6.9 million to the former Majority Shareholder, with an estimated $3.0 million of payments remaining to be made, excluding claims covered under insurance, to the multiemployer pension plan which is payable in quarterly installments of $0.2 million through 2019. The claims amounts paid during the three months and six months ended June 30, 2016 reflects an improvement of approximately $0 and $134,000, respectively, as compared with previous estimated amounts in respect of such claims. Upon emergence from bankruptcy in September 2012, we had recorded approximately $130.1 million of claims liabilities and claims related costs in our consolidated statement of net assets. We have since paid $115.8 million through June 30, 2016 which reflects cumulative improvements of approximately $11.4 million in respect of all claim payments made to date as compared with amounts initially estimated. These improvements were achieved through our claims reconciliation process, negotiation with claimants and the decisions of the bankruptcy court in certain bankruptcy matters. We also continued our ongoing work related to the sale, development and/or redevelopment of our four real estate properties, including pre-development work on 77 Greenwich, as well as with our intellectual property portfolio.

As described in greater detail in Note 1 to our condensed consolidated financial statements and our 2015 Transition Report, the predecessor to Trinity is Syms Corp. Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 on November 2, 2011. On August 30, 2012, the Court entered an order confirming the Plan. On September 14, 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. Upon the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder in March 2016, we satisfied our payment and reserve obligations under the Plan and we have no further liability to the former Majority Shareholder.

Properties

The table below provides information on the properties we owned at June 30, 2016:

Property Location	Type of Property	Building Size (estimated square feet)	Leased at June 30, 2016		Occupancy at June 30, 2016

New York, New York (77 Greenwich)	Property under development	57,000	N/A	(1)	N/A

Paramus, New Jersey	Property under development	77,000	-	(2)	100.0%

West Palm Beach, Florida	Operating property	112,000	67.8	%(3)	67.8%

Westbury, New York	Property under development	92,000	-	(4)	100.0%

Total Square Feet		338,000

(1)	77 Greenwich. The 77 Greenwich property consists of a vacant six-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building. We are currently in the pre-development stage for the development of an over 280,000 gross square foot mixed-use building that corresponds to the approximate total of 234,000 zoning square feet as described above. The plans call for approximately 89 luxury residential condominiums and 7,000 square feet of retail space on Greenwich Street, as well as a 476-seat elementary school serving District 2. The demolition and environmental remediation have begun and are expected to be complete by the end of 2016.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016 when the tenant vacated. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which can be terminated by either party after three months. The outparcel building is leased to a tenant whose lease expires on March 31, 2018. The tenant has been in the space since 1996. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We have entered into an option agreement with an investment grade tenant for a complete building development. The option agreement includes a fully negotiated lease agreement. This transaction is subject to town approvals.

(3)	West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood strip center that consists of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment of the center is nearing completion. Our tenant, Walmart Marketplace, accepted possession of their 41,662 square feet of space and opened for business June 1, 2016. Our tenant, Tire Kingdom, a national credit tenant, accepted possession of one of the out parcels and opened for business on June 1, 2016.

(4)	Westbury Property. The Westbury property consists of a one-story building and lower level that in the aggregate contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres. As of March 28, 2016 we entered into a short term lease agreement with New York Community Bank to lease a portion of Westbury’s parking lot. We also entered into a twelve month license agreement with Restoration Hardware that began on June 1, 2016, which can be terminated by either party after six months.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of June 30, 2016, excluding the license agreements with Restoration Hardware (dollars in thousands):

	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2016 (B)	2	2,400	$29
2017	-	-	-
2018	1	4,000	140
2019	-	-	-
2020	8	12,488	245
Thereafter	7	61,325	1,211
	18	80,213	$1,625

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

(B)	Reflects tenants with a month to month tenancy.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. A summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation). Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2015 Transition Report.

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Thirteen Weeks Ended May 30, 2015

Total rental revenues and tenant reimbursement revenues for the three months ended June 30, 2016 was approximately $398,000 compared to $224,000 for the thirteen weeks ended May 30, 2015. This represents rental revenues and tenant expense reimbursements from our West Palm Beach, Florida and Paramus, New Jersey properties.

Property operating expenses for the three months ended June 30, 2016 was approximately $144,000 compared to $148,000 for the thirteen weeks ended May 30, 2015. This consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property.

Real estate tax expenses for the three months ended June 30, 2016 and the thirteen weeks ended May 30, 2015 was approximately $55,000 and $53,000, respectively, for the West Palm Beach, Florida property.

General and administrative expenses for the three months ended June 30, 2016 was approximately $1.2 million. Approximately $450,000 related to stock-based compensation, $401,000 related to payroll and payroll related expenses and $383,000 related to other corporate costs including board fees, corporate office rent and insurance. General and administrative expenses for the thirteen weeks ended May 30, 2015 was approximately $1.5 million. Approximately $909,000 related to stock-based compensation, $214,000 related to payroll and payroll related expenses and $355,000 related to other corporate costs including board fees, corporate office rent and insurance.

Professional fees for the three months ended June 30, 2016 was approximately $350,000. These costs consisted of general corporate legal fees of approximately $130,000, bankruptcy related professional fees of approximately $40,000, accounting, tax, audit and audit related fees of approximately $66,000, intellectual property maintenance, licensing, operating and start-up costs (inclusive of FilenesBasement.com) of approximately $77,000, and other professional fees of approximately $37,000. Professional fees for the thirteen weeks ended May 30, 2015 was approximately $492,000. These costs consisted of general corporate legal fees of approximately $59,000, bankruptcy related professional fees of approximately $127,000, accounting, tax, audit and audit related fees of approximately $116,000, intellectual property start-up costs of $179,000 and other professional fees of approximately $11,000.

Depreciation and amortization expenses for the three months ended June 30, 2016 was approximately $109,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $47,000 and the amortization of trademarks, lease commissions and tenant improvements of approximately $62,000. Depreciation and amortization expenses for the thirteen weeks ended May 30, 2015 was approximately $85,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $34,000 and the amortization of trademarks of approximately $51,000.

Operating loss for the three months ended June 30, 2016 was approximately $1.5 million. Operating loss for the thirteen weeks ended May 30, 2015 was approximately $2.0 million.

Interest income, net, for the three months ended June 30, 2016 was approximately $22,000, which consisted of $516,000 of gross interest expense offset by $480,000 of capitalized interest and $58,000 of interest income. Interest expense, net, for the thirteen weeks ended May 30, 2015 was approximately $120,000, which consisted of $460,000 of gross interest expense offset by $315,000 of capitalized interest and $25,000 of interest income.

Amortization of deferred financing costs for the three months ended June 30, 2016 was approximately $20,000, which consisted of $107,000 of amortization of costs related to obtaining the loans encumbering 77 Greenwich and West Palm Beach partially offset by $87,000 of capitalized costs. Amortization of deferred financing costs for the thirteen weeks ended May 30, 2015 was approximately $89,000, which consisted of amortization of costs related to obtaining the loan encumbering 77 Greenwich.

We recorded an adjustment to our claims liability for the thirteen weeks ended May 30, 2015 of $230,000 which was due to the settlement of certain claims for amounts less than what had been reserved.

We did not incur any tax expense for the three months ended June 30, 2016. We incurred tax expense of approximately $4,000 for the thirteen weeks ended May 30, 2015.

Net loss available to common stockholders for the three months ended June 30, 2016 was approximately $1.5 million.  Net loss available to common stockholders for the thirteen weeks ended May 30, 2015 was approximately $2.0 million.

Results of Operations for the Six Months Ended June 30, 2016

Due to the change in our year end date, we have not presented a comparable period as it only covers the period from March 1, 2015 to May 30, 2015.

Total rental revenues and tenant reimbursement revenues for the six months ended June 30, 2016 was approximately $873,000. This represents rental revenues and tenant expense reimbursements from our West Palm Beach, Florida and Paramus, New Jersey properties.

Property operating expenses for the six months ended June 30, 2016 was approximately $301,000. This consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property.

Real estate tax expense for the six months ended June 30, 2016 was approximately $104,000 for the West Palm Beach, Florida property.

General and administrative expenses for the six months ended June 30, 2016 was approximately $3.0 million. Approximately $1.4 million related to stock-based compensation, $796,000 related to payroll and payroll related expenses and $816,000 related to other corporate costs including board fees, corporate office rent and insurance.

Professional fees for the six months ended June 30, 2016 was approximately $764,000. These costs consisted of general corporate legal fees of approximately $203,000, bankruptcy related professional fees of approximately $189,000, accounting, tax, audit and audit related fees of approximately $115,000, intellectual property maintenance, licensing, operating and start-up costs (inclusive of FilenesBasement.com) of approximately $165,000, and other professional fees of approximately $92,000.

Depreciation and amortization expenses for the six months ended June 30, 2016 was approximately $213,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $88,000 and the amortization of trademarks, lease commissions and tenant improvements of approximately $125,000.

Operating loss for the six months ended June 30, 2016 was approximately $3.5 million.

Interest income, net, for the six months ended June 30, 2016 was approximately $95,000, which consisted of $997,000 of gross interest expense offset by $953,000 of capitalized interest and $139,000 of interest income.

Amortization of deferred financing costs for the six months ended June 30, 2016 was approximately $22,000, which consisted of $194,000 of amortization of costs related to obtaining the loans encumbering 77 Greenwich and West Palm Beach partially offset by $172,000 of capitalized costs.

We recorded an adjustment to our claims liability for the six months ended June 30, 2016 of $134,000 which was due mainly to the positive settlement of the former Majority Shareholder liability.

We did not incur any tax expense for the six months ended June 30, 2016.

Net loss available to common stockholders for the six months ended June 30, 2016 was approximately $3.3 million.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include:

(1)	Cash on hand;

(2)	Increases to existing financings;

(3)	New secured and/or unsecured financing;

(4)	Net proceeds from divestitures of properties;

(5)	Proceeds from common or preferred equity offerings; and

(6)	Cash flow from operations.

Cash flow from operations is primarily dependent upon the occupancy level of our property portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of June 30, 2016, we had total cash of $28.7 million, of which approximately $24.8 million was cash and cash equivalents and approximately $3.9 million was restricted cash. As of December 31, 2015, we had total cash of $41.8 million, of which approximately $38.2 million was cash and cash equivalents and approximately $3.6 million was restricted cash. Restricted cash represents reserves required under the 77 Greenwich Loan and WPB Loan (see Note 5 to our condensed consolidated financial statements (Loans Payable)), and tenant security deposits. The decrease in total cash during the period was primarily the result of the final payment made to the former Majority Shareholder as well as operating expenses and pre-development activities.

We have a $40.0 million loan secured by 77 Greenwich. The 77 Greenwich Loan can be increased up to $50.0 million subject to satisfaction of certain conditions. We also have a $9.1 million loan secured by the West Palm Beach, Florida property. The WPB Loan can be increased up to $12.6 million subject to satisfaction of certain conditions.

We have claims liabilities recorded at June 30, 2016 of approximately $3.0 million related to the multiemployer pension plan which is payable in quarterly installments of $0.2 million through 2019 (see Note 7 to our condensed consolidated financial statements (Pension and Profit Sharing Plans)).

On March 8, 2016, a General Unsecured Claim Satisfaction occurred and on March 14, 2016, we made the payment to the former Majority Shareholder in the amount of approximately $6.9 million. Upon the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder as described in Note 1 to our condensed consolidated financial statements (Business – Overview), we satisfied our payment and reserve obligations under the Plan.

Cash Flows

Cash Flows for the Six Months Ended June 30, 2016

Net cash used in operating activities was approximately $12.0 million for the six months ended June 30, 2016. The net cash used during this period reflects the net loss available to common stockholders of $3.3 million as well as a decrease in other liabilities, primarily the obligation to the former Majority Shareholder, of $6.9 million and a decrease in accounts payable and accrued expenses of $2.2 million. This was partially offset by the non-cash stock-based compensation expense of $1.4 million.

Net cash used in investing activities for the six months ended June 30, 2016 was approximately $8.1 million. The net cash used mainly reflects the payments for certain property development and redevelopment costs capitalized of $7.9 million as part of the real estate under development.

Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $6.8 million. This amount related mainly to the net proceeds of approximately $8.7 million received from the loan on the West Palm Beach, Florida property (see Note 5 to our condensed consolidated financial statements (Loans Payable)), which was partially offset by the repurchase of approximately $1.9 million of common stock units from certain employees in order to pay withholding taxes on those common stock units for those employees.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at June 30, 2016 were approximately $222.8 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $92.1 million was recorded as of June 30, 2016.

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Of our long-term debt, which consists of secured financings, the 77 Greenwich Loan bears interest at a rate per annum equal to the greater (i) of the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% or (ii) 4.50% and the WPB Loan bears interest at the 30-day LIBOR plus 230 basis points. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of June 30, 2016, our debt consisted of two variable-rate secured mortgage loans payable, with carrying values of $40.0 million and $9.1 million, respectively, which approximated their fair value at June 30, 2016. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Trinity to disclose material information otherwise required to be set forth in our periodic reports.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There are no material changes to the Risk Factors as disclosed in our 2015 Transition Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

4.3	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited) (restated), (ii) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 (unaudited) and thirteen weeks ended May 30, 2015 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (unaudited) and thirteen weeks ended May 30, 2015 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: August 8, 2016	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: August 8, 2016	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)