Form 10-Q
period 2016-09-30
Trinity Place Holdings Inc.
filed 2016-11-07
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 25,493,521 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 (audited)(restated)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and thirteen and twenty-six weeks ended August 29, 2015 (unaudited)	4

	Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2016 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and twenty-six weeks ended August 29, 2015 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
		(restated)
ASSETS

Real estate, net	$57,321	$42,638
Cash and cash equivalents	18,240	38,173
Restricted cash	7,146	3,600
Receivables, net	239	31
Deferred rents receivable	496	200
Prepaid expenses and other assets, net	1,821	1,929
Total assets	$85,263	$86,571

LIABILITIES

Loans payable, net	$48,584	$39,615
Accounts payable and accrued expenses	2,585	3,284
Pension liabilities	5,316	6,500
Liability related to stock-based compensation	-	5,140
Obligation to former Majority Shareholder	-	7,066
Total liabilities	56,485	61,605

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; no shares authorized, issued and outstanding at September 30, 2016 and 2 shares authorized, issued and outstanding at December 31, 2015	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 30,509,267 and 29,978,471 shares issued at September 30, 2016 and December 31, 2015, respectively; 25,493,521 and 25,240,878 shares outstanding at September 30, 2016 and December 31, 2015, respectively	305	300
Additional paid-in capital	84,769	74,455
Treasury stock (5,015,746 and 4,737,593 shares at September 30, 2016 and December 31, 2015, respectively)	(51,086)	(49,114)
Accumulated other comprehensive loss	(2,337)	(2,337)
(Accumulated deficit) retained earnings	(2,873)	1,662

Total stockholders' equity	28,778	24,966

Total liabilities and stockholders' equity	$85,263	$86,571

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30, 2016	Thirteen Weeks Ended August 29, 2015	Nine Months Ended September 30, 2016	Twenty-Six Weeks Ended August 29, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$328	$145	$974	$292
Tenant reimbursements	208	43	435	120

Total revenues	536	188	1,409	412

Operating Expenses
Property operating expenses	190	171	491	319
Real estate taxes	63	55	167	108
General and administrative	1,159	629	4,188	2,108
Professional fees	373	741	1,137	1,233
Depreciation and amortization	121	86	334	170

Total operating expenses	1,906	1,682	6,317	3,938

Operating loss	(1,370)	(1,494)	(4,908)	(3,526)

Interest (expense) income, net	(12)	(83)	83	(203)
Amortization of deferred finance costs	(38)	(87)	(60)	(176)
Reduction of claims liability	(2)	300	132	530

Loss before taxes	(1,422)	(1,364)	(4,753)	(3,375)

Tax expense	-	-	-	4

Net loss available to common stockholders	$(1,422)	$(1,364)	$(4,753)	$(3,379)

Loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.19)	$(0.17)

Weighted average number of common shares - basic and diluted	25,483	20,124	25,409	20,088

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY

(In thousands)

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-In	Treasury Stock		(Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit)	Loss	Total

Balance as of December 31, 2015 (audited)(restated)	29,979	$300	$74,455	(4,738)	$(49,114)	$1,662	$(2,337)	$24,966

Cumulative change in accounting principle (Note 2)	-	-	4,381	-	-	218	-	4,599
Net loss available to common stockholders	-	-	-	-	-	(4,753)	-	(4,753)
Settlement of stock awards	530	5	-	(278)	(1,972)	-	-	(1,967)
Stock-based compensation expense	-	-	5,933	-	-	-	-	5,933

Balance as of September 30, 2016 (unaudited)	30,509	$305	$84,769	(5,016)	$(51,086)	$(2,873)	$(2,337)	$28,778

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2016	Twenty-Six Weeks Ended August 29, 2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(4,753)	$(3,379)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities:
Depreciation and amortization	334	346
Amortization of deferred finance costs	60	-
Stock-based compensation expense	1,856	931
Deferred rents receivable	(296)	-
Reduction of claims liability	(135)	-
(Increase) decrease in operating assets:
Restricted cash, net	(102)	17,848
Receivables, net	(208)	5
Prepaid expenses and other assets, net	(81)	(89)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	450	(1,808)
Pension liabilities	(1,184)	(406)
Obligation to former Majority Shareholder	(6,931)	-
Other liabilities, primarily lease settlement liabilities	-	(16,427)
Net cash used in operating activities	(10,990)	(2,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(12,183)	(3,490)
Restricted cash, net	(3,444)	-
Net cash used in investing activities	(15,627)	(3,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, net	8,651	-
Settlement of stock awards	(1,967)	(1,105)
Net cash provided by (used in) financing activities	6,684	(1,105)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,933)	(7,574)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,173	23,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,240	$16,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,526	$873
Taxes	$38	$4

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment of liability related to stock-based compensation	$(5,140)	$5,154
Adjustment to retained earnings for capitalized stock-based compensation expense	$(541)	$-
Accrued development costs included in accounts payable and accrued expenses	$(1,149)	$-
Capitalized amortization of deferred financing costs	$258	$-
Capitalized stock-based compensation expense	$4,077	$-

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 1 – BUSINESS

Overview

Trinity Place Holdings Inc. (referred to in this Quarterly Report as “Trinity”, “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan, formerly known as 28-42 Trinity Place. We also own a retail strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey. We also control a variety of intellectual property assets focused on the consumer sector, through which we launched our on-line marketplace at FilenesBasement.com in September 2015. We had approximately $225.3 million of Federal net operating loss carry forwards (“NOLs”) at September 30, 2016.

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

On March 8, 2016, a General Unsecured Claim Satisfaction (as defined in the Plan) occurred. On March 14, 2016, we made the Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder (as defined in the Plan) in the amount of approximately $6.9 million. As of September 30, 2016, the only claim remaining to be paid, excluding claims covered by insurance, is an aggregate of $2.7 million payable to the multi-employer pension plan in quarterly installments of $0.2 million, which is included in pension liabilities in our condensed consolidated balance sheets (see Note 7 – Pension and Profit Sharing Plans for further details). Upon the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we satisfied our payment and reserve obligations under the Plan and we have no further liability to the former Majority Shareholder.

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

a.   Accounting Period - Our fiscal year has historically been a 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks. On November 12, 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ending December 31, 2015. The transition period resulting from this change was from March 1, 2015 to December 31, 2015. This reported third quarter presents the period from July 1, 2016 to September 30, 2016 compared to the thirteen weeks from May 31, 2015 to August 29, 2015, the nine month period from January 1, 2016 to September 30, 2016 and the twenty-six week period from March 1, 2015 to August 29, 2015.

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

d.  Reportable Segments - For the periods ending September 30, 2016, December 31, 2015 and August 29, 2015, we operated in one reportable segment, namely, commercial real estate.

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

g.   Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific project. Additionally, we capitalize operating costs, real estate taxes, insurance, interest, and salaries and related costs of personnel directly involved with the specific project related to real estate under development, which totaled $2.1 million and $7.5 million for the three and nine months ended September 30, 2016, respectively, and $1.5 million and $5.1 million for the thirteen and twenty-six weeks ended August 29, 2015, respectively. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.  Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded at either September 30, 2016 or December 31, 2015.

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

l.  Restricted Cash - Restricted cash represents amounts required to be restricted under the 77 Greenwich Loan agreement and the West Palm Beach loan agreement (see Note 5 - Loans Payable), tenant security deposits and a deposit on an acquisition (see Note 12 – Subsequent Event).

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both September 30, 2016 and December 31, 2015, we had determined that no liabilities were required in connection with unrecognized tax positions. As of September 30, 2016, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to Federal, state, and certain local and franchise taxes.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). This ASU provides specific guidance over eight identified cash flow issues. This standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We are evaluating the impact of this standard on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  We elected to early adopt ASU 2016-09 as of January 1, 2016 and the adoption has resulted in an adjustment of a reduction in real estate, net of $0.5 million, a reduction in liability related to stock-based compensation of $5.1 million, an increase in additional paid-in capital of $4.4 million and an increase in retained earnings of $0.2 million (see Adoption of New Accounting Principle below).

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

As reported on Form 10-Q filed for the quarter ended March 31, 2016, we early adopted the provisions of ASU 2016-09 and restated our December 31, 2015 condensed consolidated balance sheet.  Subsequent to the filing, we determined that such adoption should have been effected as of January 1, 2016 and as such we corrected our condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity at December 31, 2015 on Form 10-Q filed for the quarter ended June 30, 2016.  The correction had no impact on the consolidated financial statements as of and for the three months ended March 31, 2016.

Note 3 – Real Estate, Net

As of September 30, 2016 and December 31, 2015, real estate, net, includes the following (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)

Real estate under development	$50,625	$37,856
Buildings and building improvements	5,755	3,868
Tenant improvments	572	400
Land	2,452	2,452
	59,404	44,576
Less: accumulated depreciation	2,083	1,938
	$57,321	$42,638

Real estate under development consists of the 77 Greenwich, Paramus, New Jersey and Westbury, New York properties. Buildings and building improvements, tenant improvements and land consist of the West Palm Beach, Florida property.

Note 4 – Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net, include the following (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	492	564
Lease commissions	433	416
Other	402	266
	3,417	3,336
Less: accumulated amortization	1,596	1,407
	$1,821	$1,929

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

The 77 Greenwich Loan agreement requires TPH Greenwich Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Greenwich Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding loans. The 77 Greenwich Loan agreement also provides for certain events of default. As of September 30, 2016, TPH Greenwich Borrower was in compliance with all 77 Greenwich Loan covenants.

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

West Palm Beach, Florida Loan

On May 11, 2016, our wholly-owned subsidiary that owns our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender will provide a loan to the TPH Forest Hill Borrower in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the Loan Agreement (the “WPB Loan”). TPH Forest Hill Borrower borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective rate at September 30, 2016 was 2.82%. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the TPH Forest Hill Borrower’s fee interest in our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill. The WPB Loan requires the TPH Forest Hill Borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of September 30, 2016, the TPH Forest Hill Borrower was in compliance with all WPB Loan covenants.

On May 11, 2016 we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap for the 30-day LIBOR rate on the notional amount of $9.1 million. The fair value of the interest rate cap of as of September 30, 2016 is recorded in prepaid expenses and other assets in our condensed consolidated balance sheet. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the three and nine months ended September 30, 2016, we recorded additional interest expense of approximately $1,000 and $2,000, respectively, related to this interest rate cap.

Consolidated interest (expense) income, net, includes the following (in thousands):

	Three Months Ended September 30, 2016	Thirteen Weeks Ended August 29, 2015	Nine Months Ended September 30, 2016	Twenty-Six Weeks Ended August 29, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expense	$(553)	$(460)	$(1,549)	$(920)
Interest capitalized	486	355	1,438	671
Interest income	55	22	194	46
Interest (expense) income, net	$(12)	$(83)	$83	$(203)

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

Note 7 – Pension and Profit Sharing Plans

Pension Plan - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of September 30, 2016 and December 31, 2015, we had a recorded liability of $2.6 million and $3.1 million, respectively, which is included in pension liabilities on the accompanying condensed consolidated balance sheets. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan from and after January 1, 2017. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination.

Prior to the Bankruptcy, certain employees were covered by collective bargaining agreements and participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to the remaining pension fund. As of September 30, 2016 and December 31, 2015, we had a recorded liability of $2.7 million and $3.4 million, respectively, which is reflected in pension liabilities on the accompanying condensed consolidated balance sheets, and is included as part of the remaining estimated allowed net claims. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $3.6 million to the Syms sponsored plan and approximately $4.2 million to the multiemployer plans from September 17, 2012 through September 30, 2016. Approximately $0.6 million was funded during the three and nine months ended September 30, 2016 to the Syms sponsored plan and $0.2 million and $0.6 million was funded during the three months and nine months, respectively, ended September 30, 2016 to the multiemployer plan.

Note 8 – Commitments

a.	Leases - Our corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease obligation of $0.3 million payable through September 2017. The rent expense paid for this operating lease for the three and nine months ended September 30, 2016 was approximately $75,000 and $225,000, respectively.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

Note 9 – Income Taxes

At September 30, 2016, we had Federal NOLs of approximately $225.3 million. These NOLs will expire in years through fiscal 2034. At September 30, 2016, we also had state NOLs of approximately $134.6 million, primarily in New York, New Jersey, Massachusetts, Florida and Georgia, amongst others. These NOLs expire between 2029 and 2034. We also had New York State and New York City prior net operating loss conversion (“PNOLC”) subtraction pools of approximately $34.4 million and $29.0 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $91.3 million was recorded as of December 31, 2015. The valuation allowance was adjusted by approximately $0.9 million during the nine months ended September 30, 2016 to $90.4 million.

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

Note 11 – Stock-Based Compensation

Restricted Stock Units

During the nine months ended September 30, 2016, we granted 75,500 Restricted Stock Units (“RSUs”) to certain employees. The RSUs vest and settle over two years, subject to each employee’s continued employment. The weighted average fair market value at grant date for these shares was approximately $0.4 million, and we incurred approximately $74,000 and $223,000 of RSU expense for the three and nine months ended September 30, 2016, respectively, of which $40,000 and $121,000 was capitalized in real estate under development for the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2016, we granted 1,184,167 RSUs to our President and Chief Executive Officer (the “CEO”), pursuant to his employment agreement. The RSUs have vesting periods ranging over five years, subject to the CEO’s continued employment, and settle in shares ranging over an eight-year period. Until shares are issued with respect to the RSUs, the CEO will not have any rights as a shareholder with respect to the RSUs and will not receive dividends or be able to vote the shares represented by the RSUs. We use the fair-market value of our common stock on the date an award is granted to value the grant. The weighted average fair market value at grant date for these shares were approximately $7.1 million, and we incurred approximately $0.8 million and $3.7 million of RSU expense for the three and nine months ended September 30, 2016, respectively, of which $0.6 million and $2.6 million was capitalized in real estate under development for the three and nine months ended September 30, 2016, respectively.

In April, 2015, we issued 238,095 shares of common stock to the CEO to settle vested RSUs from previous RSU grants. In connection with that transaction, we repurchased/withheld (from the 238,095 shares issued) 132,904 shares to provide for the CEO’s withholding tax liability. In accordance with ASC Topic 718, Compensation-Stock Compensation, the repurchase or withholding of immature shares (i.e. shares held for less than six months) by us upon the vesting of a restricted share would ordinarily result in liability accounting. ASC 718 provides an exception, if the fair value of the shares repurchased or withheld is equal or less than the employer’s minimum statutory withholding requirements. The aggregate fair value of the shares repurchased/withheld (valued at the then current fair value of $8.00 per share) was in excess of the minimum statutory tax withholding requirements and as such we are required to account for the restricted stock awards as a liability. At each reporting period in fiscal 2015, we re-measured the liability, until settled, with changes in the fair value being recorded as stock compensation expense in the statement of operations. As of January 1, 2016, we have elected to early adopt ASU 2016-09 (see Note 2 – Summary of Significant Accounting Policies - Recent Accounting Pronouncements) and the adoption has resulted in a reduction in real estate, net, of $0.5 million, a reduction in liability related to stock-based compensation of $5.1 million, an increase in additional paid-in capital of $4.4 million and an increase in retained earnings of $0.2 million.

Our RSU activity for the nine months ended September 30, 2016 was as follows:

	Nine Months Ended September 30, 2016
	(unaudited)
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,220,097	$6.65
Granted RSUs	1,259,667	$5.94
Vested	(635,290)	$6.33
Non-vested at end of period	1,844,474	$6.27

As of September 30, 2016, there was approximately $5.1 million of total unrecognized compensation cost related to RSUs which is expected to be recognized through December 2020.

During the nine months ended September 30, 2016, we issued 530,796 shares of common stock to the CEO and to other employees to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased/withheld (from the 530,796 shares issued) 278,153 shares to provide for the CEO’s and other employees’ withholding tax liability at the minimum statutory withholding rates.

Note 12 – Subsequent Event

On October 13, 2016, the Company, through a wholly-owned subsidiary, formed a joint venture with an affiliate of Pacolet Milliken Enterprises, Inc. (“Pacolet”) in which each of Trinity and Pacolet will indirectly own a 50% interest. The joint venture entered into an agreement to acquire the property located at 223 North 8th Street, Brooklyn, or The Berkley, for $68,875,000.  The Berkley is a newly constructed luxury multi-family property with 95 units encompassing approximately 65,000 rentable square feet. The Berkley has a 25-year 421-a real estate tax abatement, pursuant to which 20% of the units have been designated as affordable rate units and the remaining 80% of the units are market rate units.  Pacolet and Trinity paid an initial deposit of $6,887,500 upon entry into the purchase agreement, which was funded equally by the joint venture members and is non-refundable other than upon seller default or failure of certain closing conditions to be satisfied.  The acquisition of the Property is expected to close in the fourth quarter of 2016.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that is based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our ability to execute our business plan, including as it relates to the development of our current principal asset, a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan;

•	our ability to obtain additional financing and refinance existing loans;

•	our limited operating history;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	risks associated with acquisitions and investments in owned and leased real estate generally;

•	our ability to enter into new leases and renew existing leases;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development and/or redevelopment of our properties;

•	the influence of certain significant stockholders;

•	potential conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our net operating loss (“NOLs”) carryforwards and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal and state income tax purposes;

•	the failure of our wholly-owned subsidiaries to repay outstanding indebtedness;

•	stock price volatility;

•	loss of key personnel;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	competition;

•	risks associated with partnerships or joint ventures; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and nine months ended September 30, 2016 and the thirteen and twenty-six weeks ended August 29, 2015 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on From 10-Q and our 2015 Transition Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Trinity is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop and/or redevelop real estate assets and/or real estate related securities. Currently, our principal asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. We also own a retail strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey (see Properties below for a more detailed description). We also control a variety of intellectual property assets focused on the consumer sector, through which we launched our on-line marketplace at FilenesBasement.com in September 2015. We had approximately $225.3 million of Federal net operating loss carry forwards (“NOLs”) at September 30, 2016.

During the nine months ended September 30, 2016, we paid approximately $7.5 million in approved claims, which included the final payment of $6.9 million to the former Majority Shareholder during the first quarter ended March 31, 2016 prior to the occurrence of the General Unsecured Claims Satisfaction. An estimated $2.7 million of payments remains to be made, excluding claims covered under insurance, to the multiemployer pension plan, which amount is payable in quarterly installments of $0.2 million through 2019. The claims amounts paid during the three and nine months ended September 30, 2016 reflects an improvement of approximately $0 and $132,000, respectively, as compared with previous estimated amounts in respect of such claims. Upon emergence from bankruptcy in September 2012, we had recorded approximately $130.1 million of claims liabilities and claims related costs in our consolidated statement of net assets. We have paid $116.0 million through September 30, 2016 which reflects cumulative improvements of approximately $11.4 million in respect of all claim payments made to date as compared with amounts initially estimated. These improvements were achieved through our claims reconciliation process, negotiation with claimants and the decisions of the bankruptcy court in certain bankruptcy matters. We also continued our ongoing work related to a potential sale, development and/or redevelopment of our four real estate properties, including pre-development work on 77 Greenwich, as well as with our intellectual property portfolio.

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

Properties

The table below provides information on the properties we owned at September 30, 2016:

Property Location	Type of Property	Building Size (estimated square feet)	Leased at September 30, 2016		Occupancy at September 30, 2016

New York, New York (77 Greenwich)	Property under development	57,000	N/A	(1)	N/A

Paramus, New Jersey	Property under development	77,000	-	(2)	100.0%

West Palm Beach, Florida	Operating property	112,000	67.8	%(3)	67.8%

Westbury, New York	Property under development	92,000	-	(4)	100.0%
Total Square Feet		338,000

(1)   77 Greenwich. The 77 Greenwich property consists of a vacant six-story commercial building of approximately 57,000 square feet, yielding approximately 174,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building. We are currently in the pre-development stage for the development of an over 280,000 gross square foot mixed-use building that corresponds to the approximate total of 234,000 zoning square feet as described above. The plans call for approximately 89 luxury residential condominiums and 7,000 square feet of retail space on Greenwich Street, as well as a 476-seat elementary school serving District 2. The school project has obtained city council and mayoral approval. The demolition and environmental remediation have begun and are expected to be complete by the end of 2016.

(2)   Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016 when the tenant vacated. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon notice to the other party. The outparcel building is leased to a tenant whose lease expires on March 31, 2018. The tenant has been in the space since 1996. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We have entered into an option agreement with an investment grade tenant for a complete building development. The option agreement includes a fully negotiated lease agreement. This transaction is subject to town approvals.

(3)   West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood retail strip center that consists of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment of the center is nearing completion. Our two largest tenants, Walmart Marketplace, with 41,662 square feet of space and Tire Kingdom, a national credit tenant who took possession of one of the out parcels, both opened for business in June, 2016.

(4)   Westbury Property. The Westbury property consists of a one-story building and lower level that in the aggregate contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres. As of March 28, 2016, we entered into a short term lease agreement with New York Community Bank to lease a portion of the parking lot of the Westbury property. This agreement ended on October 31, 2016. We also entered into a twelve month license agreement with Restoration Hardware that began on June 1, 2016, which can be terminated by either party after six months.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of September 30, 2016, excluding the license agreements with Restoration Hardware (dollars in thousands):

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

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Thirteen Weeks Ended August 29, 2015

Total rental revenues and tenant reimbursement revenues for the three months ended September 30, 2016 were approximately $536,000 compared to $188,000 for the thirteen weeks ended August 29, 2015. This represents rental revenues and tenant expense reimbursements from our West Palm Beach, Florida and Paramus, New Jersey properties. The increase is mainly due to the increased occupancy in West Palm Beach since June 2016 compared to the same period in 2015.

Property operating expenses for the three months ended September 30, 2016 were approximately $190,000 compared to $171,000 for the thirteen weeks ended August 29, 2015. This consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property.

Real estate tax expense for the three months ended September 30, 2016 and the thirteen weeks ended August 29, 2015 was approximately $63,000 and $55,000, respectively, for the West Palm Beach, Florida property.

General and administrative expenses for the three months ended September 30, 2016 were approximately $1.2 million. Of this amount, approximately $446,000 related to non-cash stock-based compensation, $392,000 related to payroll and payroll related expenses and $321,000 related to other corporate costs including board fees, corporate office rent and insurance. General and administrative expenses for the thirteen weeks ended August 29, 2015 was approximately $629,000. Of this amount, approximately $22,000 related to non-cash stock-based compensation, $194,000 related to payroll and payroll related expenses and $413,000 related to other corporate costs including board fees, corporate office rent and insurance.

Professional fees for the three months ended September 30, 2016 were approximately $373,000. These costs consisted of general corporate legal fees of approximately $128,000, bankruptcy related professional fees of approximately $23,000, accounting, tax, audit and audit related fees of approximately $79,000, intellectual property maintenance, licensing, operating and start-up costs (inclusive of FilenesBasement.com) of approximately $91,000, and other professional fees of approximately $52,000. Professional fees for the thirteen weeks ended August 29, 2015 were approximately $741,000. These costs consisted of general corporate legal fees of approximately $153,000, bankruptcy related professional fees of approximately $138,000, accounting, tax, audit and audit related fees of approximately $122,000, intellectual property start-up costs of $316,000 and other professional fees of approximately $12,000.

Depreciation and amortization expenses for the three months ended September 30, 2016 were approximately $121,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $29,000 and the amortization of trademarks, lease commissions and tenant improvements of approximately $92,000. Depreciation and amortization expenses for the thirteen weeks ended August 29, 2015 were approximately $86,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $35,000 and the amortization of trademarks of approximately $51,000.

Operating loss for the three months ended September 30, 2016 was approximately $1.4 million. Operating loss for the thirteen weeks ended August 29, 2015 was approximately $1.5 million.

Interest expense, net, for the three months ended September 30, 2016 was approximately $12,000, which consisted of $553,000 of gross interest incurred offset by $486,000 of capitalized interest and $55,000 of interest income. Interest expense, net, for the thirteen weeks ended August 29, 2015 was approximately $83,000, which consisted of $460,000 of gross interest incurred offset by $355,000 of capitalized interest and $22,000 of interest income.

Amortization of deferred financing costs for the three months ended September 30, 2016 was approximately $38,000, which consisted of $125,000 of amortization of costs related to obtaining the loans encumbering 77 Greenwich and West Palm Beach partially offset by $87,000 of capitalized costs. Amortization of deferred financing costs for the thirteen weeks ended August 29, 2015 was approximately $87,000, which consisted of amortization of costs related to obtaining the loan encumbering 77 Greenwich.

We recorded an adjustment to our claims liability for the thirteen weeks ended August 30, 2015 of $300,000 which was due to the settlement of certain claims for amounts less than what had been reserved.

We did not incur any tax expense for the three months ended September 30, 2016 nor the thirteen weeks ended August 30, 2015.

Net loss available to common stockholders for the three months ended September 30, 2016 was approximately $1.4 million.  Net loss available to common stockholders for the thirteen weeks ended August 29, 2015 was approximately $1.4 million.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Twenty-Six Weeks Ended August 29, 2015

Due to the change in our year end date, the comparable period presented only covers the twenty-six week period from March 1, 2015 to August 29, 2015, which is a shorter period than the nine months ended September 30, 2016 and thus is not directly comparable.

Total rental revenues and tenant reimbursement revenues for the nine months ended September 30, 2016 were approximately $1.4 million. Total revenues for the twenty-six weeks ended August 29, 2015 were approximately $412,000. These amounts represent rental revenues and tenant expense reimbursements from our West Palm Beach, Florida and Paramus, New Jersey properties. The relative increase was mainly due to the increased occupancy at the West Palm Beach property since June 2016.

Property operating expenses for the nine months ended September 30, 2016 were approximately $491,000. Property operating expenses for the twenty-six weeks ended August 29, 2015 were approximately $319,000. These amounts consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property

Real estate tax expense for the nine months ended September 30, 2016 was approximately $167,000 for the West Palm Beach, Florida property. Real estate tax expense for the twenty-six weeks ended August 29, 2015 was approximately $108,000, primarily for the West Palm Beach, Florida property.

General and administrative expenses for the nine months ended September 30, 2016 were approximately $4.2 million. Of this amount, approximately $1.9 million related to stock-based compensation, $1.2 million related to payroll and payroll related expenses and $1.1 million related to other corporate costs including board fees, corporate office rent and insurance. General and administrative expenses for the twenty-six weeks ended August 29, 2015 were approximately $2.1 million. Of this amount, approximately $931,000 related to stock-based compensation, $407,000 related to payroll and payroll related costs and $769,000 related to other corporate costs including board fees, corporate office rent and insurance.

Professional fees for the nine months ended September 30, 2016 were approximately $1.1 million. These costs consisted of general corporate legal fees of approximately $331,000, bankruptcy related professional fees of approximately $212,000, accounting, tax, audit and audit related fees of approximately $194,000, intellectual property maintenance, licensing, operating and start-up costs (inclusive of FilenesBasement.com) of approximately $256,000, and other professional fees of approximately $144,000. Professional fees for the twenty-six weeks ended August 29, 2015 were approximately $1.2 million which consisted of general corporate legal fees of approximately $211,000, bankruptcy related professional fees of approximately $265,000, accounting, tax, audit and audit related fees of approximately $238,000, professional fees related to work on our intellectual property of $495,000 and other professional fees of approximately $24,000.

Depreciation and amortization expenses for the nine months ended September 30, 2016 were approximately $334,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $116,000 and the amortization of trademarks, lease commissions and tenant improvements of approximately $218,000. Depreciation and amortization expenses for the twenty-six weeks ended August 29, 2015 were approximately $170,000. These costs consisted of depreciation for the West Palm Beach, Florida property of $68,000, as well as amortization of trademarks and deferred financing costs of $102,000.

Operating loss for the nine months ended September 30, 2016 was approximately $4.9 million. Operating loss for the twenty-six weeks ended August 29, 2015 was approximately $3.5 million.

Interest income, net, for the nine months ended September 30, 2016 was approximately $83,000, which consisted of $1.5 million of gross interest incurred offset by $1.4 million of capitalized interest and $194,000 of interest income. Interest expense, net, for the twenty-six weeks ended August 29, 2015 was approximately $203,000 which consisted of $920,000 of gross interest incurred offset by $671,000 of capitalized interest and $46,000 of interest income.

Amortization of deferred financing costs for the nine months ended September 30, 2016 was approximately $60,000, which consisted of $318,000 of amortization of costs related to obtaining the loans encumbering 77 Greenwich and West Palm Beach partially offset by $258,000 of capitalized costs. Amortization of deferred financing costs for the twenty-six weeks ended August 29, 2015 was approximately $176,000, which consisted of amortization of costs related to obtaining the loan encumbering 77 Greenwich.

We recorded an adjustment to our claims liability for the nine months ended September 30, 2016 of $132,000 which was due mainly to the positive settlement of the former Majority Shareholder liability. We recorded an adjustment to our claims liability for the twenty-six weeks ended August 29, 2015 of $530,000, which was due to the lower settlement of certain claims.

We did not incur any tax expense for the nine months ended September 30, 2016. We recorded tax expense for the twenty-six weeks ended August 29, 2015 of approximately $4,000.

Net loss available to common stockholders for the nine months ended September 30, 2016 was approximately $4.8 million. Net loss available to common stockholders for the twenty-six weeks ended August 29, 2015 was approximately $3.4 million.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include:

(1)	Cash on hand;

(2)	Availability under existing financing facilities;

(3)	New secured and/or unsecured financings and/or debt offerings;

(4)	Net proceeds from divestitures of properties;

(5)	Proceeds from common or preferred equity offerings; and

(6)	Cash flow from operations.

Cash flow from operations is primarily dependent upon the occupancy level of our property portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of September 30, 2016, we had total cash of $25.4 million, of which approximately $18.2 million was cash and cash equivalents and approximately $7.2 million was restricted cash. As of December 31, 2015, we had total cash of $41.8 million, of which approximately $38.2 million was cash and cash equivalents and approximately $3.6 million was restricted cash. Restricted cash represents reserves required under the 77 Greenwich Loan and WPB Loan (see Note 5 to our condensed consolidated financial statements (Loans Payable)), tenant security deposits and a deposit on an acquisition. The decrease in total cash during the period was primarily the result of the final payment made to the former Majority Shareholder as well as payments for operating expenses and pre-development activities.

We have a $40.0 million loan secured by 77 Greenwich. The 77 Greenwich Loan can be increased up to $50.0 million subject to satisfaction of certain conditions. We also have a $9.1 million loan secured by the West Palm Beach, Florida property. The WPB Loan can be increased up to $12.6 million subject to satisfaction of certain conditions.

We have claims liabilities recorded at September 30, 2016 of approximately $2.7 million related to the multiemployer pension plan which is payable in quarterly installments of $0.2 million through 2019 (see Note 7 to our condensed consolidated financial statements (Pension and Profit Sharing Plans)).

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

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2016

Net cash used in operating activities was approximately $11.0 million for the nine months ended September 30, 2016. The net cash used during this period reflects the net loss available to common stockholders of $4.8 million as well as a decrease in other liabilities, primarily the obligation to the former Majority Shareholder, of $6.9 million and a decrease in pension liabilities of $1.2 million. This was partially offset by the non-cash stock-based compensation expense of $1.9 million.

Net cash used in investing activities for the nine months ended September 30, 2016 was approximately $15.6 million. The net cash used mainly reflects the payments for certain property development and redevelopment costs of $12.2 million and a reclass of $3.4 million to restricted cash related to the deposit for the acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2016 was approximately $6.7 million. This amount related mainly to the net proceeds of approximately $8.7 million received from the loan on the West Palm Beach, Florida property (see Note 5 to our condensed consolidated financial statements (Loans Payable)), which was partially offset by the repurchase of approximately $2.0 million of common stock from certain employees in order to pay withholding taxes on the common stock for those employees.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at September 30, 2016 were approximately $225.3 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $90.4 million was recorded as of September 30, 2016.

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

On February 12, 2015, we amended our certificate of incorporation to, among other things, add a provision to the certificate of incorporation intended to help preserve certain tax benefits primarily associated with our NOLs (the “Protective Amendment”). The Protective Amendment generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in an increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder, without prior Board approval.

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

As of September 30, 2016, our debt consisted of two variable-rate secured mortgage loans payable, with carrying values of $40.0 million and $9.1 million, respectively, which approximated their fair value at September 30, 2016. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There are no material changes to the Risk Factors as disclosed in our 2015 Transition Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

4.3	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

10.1*	Limited Liability Company Agreement of Pacolet Trinity 223 Partners, LLC, dated as of October 13, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 (audited)(restated), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and thirteen and twenty-six weeks ended August 29, 2015 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and twenty-six weeks ended August 29, 2015 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: November 7, 2016	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 7, 2016	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

