Form 10-K
period 2016-12-31
Trinity Place Holdings Inc.
filed 2017-03-15
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-08546

TRINITY PLACE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization	No. 22-2465228 (I.R.S. Employer Identification No.)

717 Fifth Avenue, New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

Registrant’s telephone number, including area code: (212) 235-2190

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $0.01 Par Value Per Share	NYSE MKT LLC

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

Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $151,304,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of March 15, 2017, there were 29,343,441 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2017 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our ability to execute our business plan, including as it relates to the development of our current largest asset, a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan;

•	adverse trends in the Manhattan condominium market;

•	our ability to obtain additional financing and refinance existing loans;

•	our limited operating history;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	risks associated with acquisitions and investments in owned and leased real estate generally;

•	our ability to enter into new leases and renew existing leases;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	the influence of certain significant stockholders;

•	potential conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our net operating loss carryforwards (“NOLs”) and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal and state income tax purposes;

•	the failure of our wholly-owned subsidiaries to repay outstanding indebtedness;

•	stock price volatility;

•	loss of key personnel;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	competition;

•	risks associated with partnerships or joint ventures; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in this Annual Report and in any Annual Report supplement, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report and other reports filed with the Securities and Exchange Commission (the “SEC”). All forward-looking statements speak only as of the date of this Annual Report or, in the case of any documents incorporated by reference in this Annual Report, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

PART I

Item 1.	BUSINESS

Overview

Trinity Place Holdings Inc. (“Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop or redevelop real estate assets and/or real estate related securities. Currently, our largest asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich is a vacant building that is being demolished and under development as a residential condominium tower that also includes plans for retail and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, former retail properties in Westbury, New York and Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York. In addition, we control a variety of intellectual property assets focused on the consumer sector, including our on-line marketplace at FilenesBasement.com launched in September 2015, and we had approximately $230.2 million of federal net operating losses (“NOLs”) at December 31, 2016.

Trinity is the successor to Syms Corp. (“Syms”), which also owned Filene’s Basement. Syms and its subsidiaries filed for relief under the United States Bankruptcy Code in 2011. In September 2012, the United States Bankruptcy Court for the District of Delaware entered an order confirming the modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (the “Plan”) and consummated their reorganization through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act. See “Chapter 11 Cases and Plan of Reorganization” below.

Business and Growth Strategies

Our primary business objective is to maximize the risk adjusted return on investment in our legacy Syms assets and new acquisitions and investments across all points of the economic cycle. Our strategies to achieve this objective include, among others, the following:

•	Continue the development, redevelopment and leasing of our legacy properties, including the development of 77 Greenwich as a residential condominium tower, with plans also calling for retail and a New York City elementary school;

•	target select submarkets for new acquisitions and investments, particularly in the boroughs of New York City;

•	identify additional investment opportunities in high-quality multi-family real estate designed to meet the demands of today’s tenants who desire newly constructed and efficiently designed apartment buildings located in close proximity to public transportation, and to manage those facilities so as to become the landlord of choice for both existing and prospective tenants;

•	identify additional retail and office properties, including our legacy properties, that present redevelopment and repositioning opportunities;

•	opportunistically acquire assets which increase our market share in the markets in which we concentrate, as well as potential new markets, which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;

•	explore joint venture opportunities with existing property owners located in desirable locations, who seek to benefit from the depth of market knowledge and management expertise we are able to provide, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners and operators;

•	enhance our capital structure through our access to a variety of sources of capital and proactively manage our debt expirations; and

•	opportunistically acquire assets or interests in assets that offer strong long-term fundamentals, but which may be out of favor in the short term.

Transactions, Development and Other Activities During 2016

Acquisitions

We formed a 50/50 joint venture between a wholly-owned subsidiary of ours, and an affiliate of Pacolet Milliken Enterprises, Inc., which purchased The Berkley, a newly constructed 95- unit multi-family property for $68,875,000 on December 5, 2016. The Berkley was 72.6% leased at December 31, 2016.

Developments/Redevelopments

We completed the environmental remediation and began interior demolition at 77 Greenwich, awarded the building demolition contract and completed the architectural drawings. We continue to work with the New York City School Construction Authority to refine the framework for the proposed construction of a public school on the lower floors of 77 Greenwich. We also received the necessary approvals from the New York City Landmarks Preservation Commission, the Mayor’s Office and City Council for this project and have applied for the necessary building permits.

We completed the façade, roofing, parking lot and landscaping portions of the redevelopment project at our West Palm Beach property. We will incur additional lease-up costs as the current vacancies are filled.

We have entered into an agreement with an investment grade tenant pursuant to which we granted the tenant an option to lease our property in Paramus, New Jersey. The lease option agreement contemplates the construction of a building by the tenant after our demolition of the existing buildings and completion of minimal site work. The contemplated use and site plan under the lease option agreement are subject to town approvals.

We entered into short-term license agreements with a retail tenant at both our Westbury and Paramus properties in order to mitigate our carry costs while we evaluate a variety of opportunities.

Secured Debt Transactions

We closed on a loan of $12.6 million secured by our West Palm Beach, Florida property, of which $9.1 million was outstanding at December 31, 2016. This three-year loan bears interest at the 30-day LIBOR plus 230 basis points.

Together with our joint venture partner, we closed on a $42.5 million loan in connection with the acquisition of The Berkley. This 10-year loan bears interest at the 30-day LIBOR plus 216 basis points.

Equity Transactions

We established an “at-the-market” common stock offering program (the “ATM Program”) for up to $12.0 million of common shares and raised gross proceeds of approximately $1.2 million at a weighted average price of $9.76 per share.

Claims Satisfaction

We paid approximately $7.7 million of approved claims, including the final payment to the former Majority Shareholder following the occurrence of a General Unsecured Claims Satisfaction under the Plan.

Competition

The markets in which our properties are located are inherently competitive. With respect to our properties currently located in Paramus, New Jersey; West Palm Beach, Florida; Westbury, New York; our joint venture property located in Brooklyn, New York, and with respect to any future real estate assets that we acquire or develop, we will be competing for some of the same tenants, contractors, lenders and potential purchasers or investors with respect to other properties within the same markets but owned by other investors.

Competitive factors with respect to 77 Greenwich may have a more material effect on us as it is currently our most significant real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of 77 Greenwich to support the growth of the downtown Manhattan neighborhood as a vibrant 24/7 community to work, visit and live. Several privately funded commercial and residential developments are being constructed or have been proposed to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact our evolving plan to maximize the value of 77 Greenwich.

In addition, we will face competition in identifying and completing new investment and acquisition opportunities, including from larger and more established real estate firms with greater capital resources and access to financing.

Regulatory Matters

Environmental Compliance

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real-estate may be required to investigate and remediate hazardous or toxic substances at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator had knowledge of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.

Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopment projects that a potential purchaser would want to undertake with respect to any particular parcel of real estate we own. Such laws, ordinances and regulations also govern emissions from and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or related claims.

Zoning and Planning

In connection with any development or redevelopment of our properties, whether currently owned or acquired or invest in the future, we will be required to comply with applicable zoning, land-use, building, occupancy, and other laws and regulations. In many cases we are and will continue to be required to obtain governmental permits, site plan approvals and/or other authorizations, or seek variances, prior to proceeding with planned development, acquisition or other activities.

Chapter 11 Cases and Plan of Reorganization

Under the Plan and prior to the General Unsecured Claim Satisfaction that occurred in 2016, our business plan was focused on the monetization of our commercial real estate properties, including the development of 77 Greenwich and related development rights, and the resolution of outstanding claims. During the period from the effective date of the Plan in 2012 through December 31, 2016, we sold 13 properties and paid approximately $116.2 million in approved claims, of which $7.7 million was paid in 2016.

On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred under the Plan. On March 14, 2016, we made the final Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder in the amount of approximately $6.9 million. Together these satisfied our remaining payment and reserve obligations under the Plan. Also, in connection with these events and pursuant to the terms of our Certificate of Incorporation, the board terms of certain of our directors automatically terminated, following which the Board reappointed those directors, and shares of preferred stock issued in connection with the Plan, which conveyed certain governance rights in favor of creditors under the Plan, were automatically redeemed, resulting in the extinguishment of the governance and other rights associated with the shares of preferred stock.

As noted above, upon the effective date of the Plan of Reorganization in 2012 and pursuant to its terms, Syms and its subsidiaries were reorganized and, subject to the obligations under the Plan, discharged of all claims. To effect the reorganization, Syms was reincorporated in Delaware by way of a merger with and into Trinity. As a result of the merger, each share of Syms was converted into one share of Trinity. Under the Plan, Trinity was to attempt to monetize its real estate assets over time in a manner intended to maximize their value for the benefit of creditors and shareholders.

As of December 31, 2016, the amount of remaining multiemployer pension plan claims was $2.5 million (see Note 8 – Pension and Profit Sharing Plans to the Consolidated Financial Statements). In addition, we had insured claims (see Note 16 – Subsequent Events to the Consolidated Financial Statements) and other pension liabilities of $3.4 million.

In January 2017, we received approximately $1.0 million as part of a settlement concerning, among other things, funds that were being held as collateral by our pre-petition insurance carrier on account of escrows and draws on certain letters of credit.

Prior to the completion of our payment obligations under the Plan, the Plan provided for a corporate budget composed of certain operating reserves to fund working capital and our operations while we operated under the Plan. Following the General Unsecured Claims Satisfaction, these reserve obligations no longer applied.

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this Annual Report are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Trademarks

Various trademarks are controlled by and/or owned by us, including “Filene’s Basement”®, “Stanley Blacker”®, “Running of the Brides”® and “An Educated Consumer is Our Best Customer,”® and have been registered with the United States Patent and Trademark Office.

Financial Reporting and Fiscal Year

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

Our fiscal year and that of our predecessor was historically a 52-week or 53-week period ending on the Saturday on or nearest to February 28. On November 12, 2015, our Board of Directors approved a change to a December 31 calendar year end, effective with the year ended December 31, 2015. The 2016 year is based on a calendar year and Fiscal 2015 is based on the period from March 1, 2015 to December 31, 2015.

Employees

As of December 31, 2016, we had eight full-time employees staffed in executive, management, finance, accounting, operations and administrative capacities.

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

Our website address is www.trinityplaceholdings.com or www.tphs.com. We make available without charge, through our website in the “Financials” section, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report.

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

Our business plan includes the development or redevelopment of our remaining commercial real estate properties and in particular the development of 77 Greenwich, which currently makes up a majority of our assets. As a result, our revenues and future growth are heavily dependent on the success of implementing our business plan to develop 77 Greenwich, which is currently in pre-development. An inability to successfully execute our business plan with respect to 77 Greenwich could have a material adverse effect on our results of operations.

Our business plan for 77 Greenwich may be adversely impacted by trends in the Manhattan condominium market.

Our revenues and future growth are partially dependent on the success of monetizing 77 Greenwich, which is currently in pre-development.  Our plans for 77 Greenwich currently call for approximately 90 condominium apartments, in addition to retail and a New York City elementary school.  There are a variety of factors that determine Manhattan condominium trends and that will ultimately impact the sales and pricing of condominiums at 77 Greenwich, including among others, supply, changes in interest rates, the availability of home mortgages, foreign exchange rates and local employment trends, prices and velocity of sales. Sales of condominiums in general, and in particular in Manhattan, have historically experienced greater volatility than detached single family houses, which may expose us to more risk.  These and other factors fluctuate over time and their status at the time we actually commence sales, which is itself uncertain, is inherently uncertain. An inability to successfully execute our business plan with respect to 77 Greenwich could have a material adverse effect on our financial condition and results of operations.

Our development of 77 Greenwich is dependent upon our ability to obtain commercially reasonable financing.

Our ability to develop 77 Greenwich depends on our ability to obtain construction financing, permanent financing and/or letters of credit, on commercially reasonable terms. There can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain sufficient financing on commercially reasonable terms, our ability to develop 77 Greenwich could be materially adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations.

Our investment in property development may be more costly than anticipated.

We intend to continue to develop or redevelop our current and future properties. Our current and future development and construction activities may be exposed to the following risks:

•	we may be unable to proceed with the development of properties because we cannot obtain financing on favorable terms, or at all;

•	we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates and increased materials, labor, leasing or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete;

•	we may be unable to complete construction and/or leasing of our rental properties and sales of our condominium projects (currently limited to 77 Greenwich) on schedule, or at all; and

•	we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

Investment returns from our properties planned to be developed may be less than anticipated.

Our properties planned to be developed may be exposed to the following risks:

•	we may sell condominiums at 77 Greenwich and other future developed properties at prices, and/or lease commercial and residential properties at current or future properties, that are less than the prices projected at the time we decide to undertake the development;

•	the velocity of leasing at commercial and residential properties, and/or condominium sales at future developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all; and

•	operating expenses may be greater than projected at the time of development, resulting in our investment being less profitable than we expected.

Competition for new acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

We may acquire properties when we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly those investors who are willing to incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

•	an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and

•	an increase in the purchase price for such acquisition property.

If we are unable to successfully acquire additional properties, our ability to grow our business could be adversely affected. In addition, increases in the cost of acquisition opportunities could adversely affect our results of operations.

We face risks associated with acquisitions of and investments in new properties.

We may acquire interests in properties, individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition and investment activities may be exposed to, and their success may be adversely affected by, the following risks:

•	we may be unable to complete proposed acquisitions or other transactions due to an inability to meet required closing conditions;

•	we may expend funds on, and devote management time to, acquisition opportunities which we do not complete, which may include non-refundable deposits;

•	we may be unable to finance acquisitions and developments of properties on favorable terms or at all;

•	we may be unable to lease our acquired properties on the same terms as contemplated as part of our underwriting;

•	acquired properties may fail to perform as we expected;

•	our estimates of the costs we incur in renovating, improving, developing or redeveloping acquired properties may be inaccurate;

•	we may not be able to obtain adequate insurance coverage for acquired properties; and

•	we may be unable to quickly and efficiently integrate new acquisitions and developments, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

In addition, we may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller. As a result, if a liability were asserted against us arising from our ownership of such a property, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•	claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business;

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

•	liabilities for clean-up of undisclosed environmental contamination.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally.

We are subject to the general risks of investing in and owning leased real estate in connection with our existing shopping centers, the residential property owned by our joint venture and new properties or investments in leased real estate. These risks include the ability to secure leases with new tenants, the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove or certain upgrades that may be needed should it become necessary to re-rent the leased space for other uses, rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. The occurrence of any of these events, particularly with respect to larger leases at our commercial real estate properties, could adversely impact our results of operations, liquidity and financial condition.

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

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at favorable rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, our financial condition, results of operations and cash flows could be materially adversely affected. There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking tenants who will lease space in our properties.

The bankruptcy of, or a downturn in the business of, any of the major tenants at our commercial real estate properties that causes them to reject their leases, or to not renew their leases as they expire, or renew at lower rental rates, may adversely affect our cash flows and property values. In addition, retailers at our properties face increasing competition from e-commerce, outlet malls, discount shopping clubs, direct mail and telemarketing, which could reduce rents payable to us and reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

Competition may adversely affect our ability to purchase properties and make other investments.

Our competitors for new acquisitions and other investments include real estate investment trusts, financial institutions, private funds, insurance companies, pension funds, private companies, family offices, sovereign wealth funds and individuals. Many of our competitors have greater resources, including access to equity capital and debt financing, than we do. This competition may result in a higher cost for properties than we wish to pay.

We are subject to the risks associated with partnerships and joint ventures.

We formed a joint venture between a wholly-owned subsidiary of ours and an affiliate of Pacolet Milliken Enterprises, Inc., to acquire and operate The Berkley in Brooklyn, New York. We may become involved in additional partnerships and/or joint ventures in the future with respect to current or future properties. Partnerships and joint venture investments may involve risks not otherwise present for investments made or owned solely by us, including the possibility that our partner or co-venturer might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture, activities conducted by a partner that have a negative impact on the joint venture or us, and disputes with our partner. Also, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

Our ability to develop or redevelop our properties and enter into new leases with tenants will depend on our obtaining certain permits, site plan approvals and other governmental approvals from local municipalities, which we may not be able to obtain on a timely basis or at all.

In order to develop or redevelop our properties, we will be required to obtain certain permits, site plan approvals or other governmental approvals from local municipalities. We may not be able to secure all the necessary permits or approvals on a timely basis or at all, which may prevent us from developing or redeveloping our properties according to our business plan. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township and state agencies having control over the specific properties. Lack of permits and approvals to develop or redevelop our properties could severely and adversely affect our business.

We have generated minimal revenues from operations and have limited cash resources, and may be reliant on external sources of financing to fund operations in the future.

Our revenue generating activities have not yet produced sufficient funds for profitable operations. In addition, we anticipate that we may be required to set aside specified minimum levels of liquidity in connection with the development and financing of current and future properties, including 77 Greenwich. Such amounts could be substantial. As a result, these amounts would not be available for investment or operating activities. Our continued operation will be dependent upon the success of future operations and will likely require raising additional financing on acceptable terms. We have relied and may continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of financing would be available to us on commercially favorable terms should our capital requirements exceed cash available from operations and existing cash and cash equivalents.

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

The failure of our subsidiaries to repay or refinance outstanding loans, and any liability we incur as a result of the financing arrangements and our guarantees of those loans, could have a material adverse impact on our financial condition, results of operations and cash flows.

All of our properties secure loan agreements that our subsidiaries have entered into. The failure by the borrower subsidiaries to make scheduled repayments under the loan agreements, or the default of any of the obligations under the loans, would have an adverse impact on our financial condition, results of operations and cash flows. Upon the occurrence of an event of default, the applicable subsidiary may be required to immediately repay all amounts outstanding under the respective loan and the lenders may exercise other remedies available to them, including foreclosing on the respective property securing the loan. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 10 – Loans Payable to our consolidated financial statements, for further discussion regarding each loan transaction.

Our ability to utilize our NOLs to reduce future tax payments may be limited as a result of future transactions.

We had approximately $230.2 million of federal NOLs at December 31, 2016. Section 382 of the Internal Revenue Code, or the Code, contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership by certain stockholders of more than 50% of its stock over a three-year period, to utilize its NOLs after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by us. Generally, if an ownership change occurs, the annual taxable income limitation on the use of NOLs is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change. If we experience an ownership change, our ability to utilize our NOLs would be subject to significant limitations.

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

Our common stock is listed on the NYSE MKT. Our common stock is thinly traded. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result stockholders may not be able to resell their common stock. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock. Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price could fluctuate significantly for various reasons, many of which are beyond our control, including:

•	volatility in global and/or U.S. equities markets;

•	changes in the real estate markets in which we operate;

•	our ability to develop or re-develop 77 Greenwich and our other properties;

•	our ability to identify new acquisition and investment opportunities and/or close on previously announced acquisitions or investments;

•	our financial results or those of other companies in our industry;

•	the public’s reaction to our press releases and other public announcements and our filings with the SEC;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	the potential issuance of additional shares of common stock;

•	sales of common stock by our executive officers, directors and significant stockholders;

•	changes in generally accepted accounting principles, policies, guidance, or interpretations; and

•	other factors described in our filings with the SEC, including among others in connection with the risks noted herein.

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

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restrictions on resale of substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. A significant amount of restricted shares previously issued by us have been registered for resale on registration statements filed with the SEC, and we agreed to file a resale registration statement with the SEC with respect to the shares purchased from us and certain selling shareholders in connection with the private placement in February 2017.

In addition, sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In addition, until our common stock is more widely held and actively traded, small sales or purchases will likely cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health or business prospects.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which have been redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank-check preferred stock. As of December 31, 2016, there were 25,663,820 shares of our common stock and one share of special stock outstanding and, subsequent to year-end, we issued an additional 3,585,000 shares of common stock in a private placement that closed in February 2017.

Any future issuance of our equity securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may need to raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions and investments, development, redevelopment and repositioning of assets, or for other business purposes. Our board of directors may at any time authorize the issuance of additional common stock without stockholder approval, unless the approval of our common stockholders is required by applicable law, rule or regulation, including NYSE MKT regulations, or our certificate of incorporation. The terms of preferred equity securities we may issue in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price or have exercise prices below the price at which shares of the common stock are then traded.

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

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), a beneficial holder of 16.3% of our common stock, Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. As a result, this stockholder may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders, until such time as the Special Stock Ownership Threshold is no longer satisfied.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Below is certain information regarding our commercial real estate properties, as of December 31, 2016:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at December 31, 2016		Occupancy at December 31, 2016

Owned Locations

New York, New York (77 Greenwich)	Property under development	57,000	-	N/A	(1)	N/A

Paramus, New Jersey	Property under development	77,000	-	-	(2)	100.0%

West Palm Beach, Florida	Operating property	112,000	-	67.8	%(3)	67.8%

Westbury, New York	Property under development	92,000	-	-	(4)	100.0%

Total Owned Square Feet		338,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50%	Multi-family	65,000	95	72.6	%(5)	72.6%

Grand Total Square Feet		403,000

(1)	77 Greenwich. The 77 Greenwich property consists of a vacant six-story commercial building of approximately 57,000 square feet, yielding approximately 173,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building. We are currently in the pre-development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet as described above. The plans call for approximately 90 luxury residential condominiums and 7,600 square feet of retail space on Greenwich Street, as well as a 476-seat elementary school serving New York City District 2. The school project has obtained city council and mayoral approval. Environmental remediation was completed and demolition has started. Demolition is expected to be completed in the second quarter of 2017 after which foundation work is expected to begin.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016 when the tenant vacated the property. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon one month’s notice to the other party. The outparcel building is leased to a tenant whose lease expires on March 31, 2018. The tenant has been in the space since 1996. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We have entered into an option agreement with an investment grade tenant who will construct a new building after we obtain approvals and demolish the existing buildings. The option agreement includes a fully negotiated lease agreement. This transaction is subject to town approvals.

(3)	West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood retail strip center that is comprised of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment and repositioning of the center is complete. We will incur additional lease-up costs as the current vacancies are filled. Our two largest tenants, Walmart Marketplace, with 41,662 square feet of space and Tire Kingdom, a national credit tenant who took possession of a 5,400 square feet outparcel, opened for business in June, 2016.

(4)	Westbury Property. The Westbury property consists of a one-story building and lower level that in the aggregate contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres. As of March 28, 2016, we entered into a short term license agreement with New York Community Bank to lease a portion of the parking lot of the Westbury property. This agreement ended on October 31, 2016. We also entered into a twelve month license agreement with Restoration Hardware that began on June 1, 2016.

(5)	223 North 8th Street. We, through a joint venture with Pacolet Milliken Enterprises, Inc., indirectly own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) on 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421a real estate tax abatement.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of December 31, 2016, excluding the license agreements with Restoration Hardware ($ in 000’s):

		Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2017	(B)	2	2,400	$29
2018		1	4,000	140
2019		-	-	-
2020		8	12,488	245
2021		2	7,063	119
Thereafter		5	54,262	1,092
		18	80,213	$1,625

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

(B)	Reflects tenants with a month to month tenancy.

Corporate Headquarters

We lease our corporate headquarters in New York, New York (approximately 3,500 square feet). The lease expires in September 2017.

Item 3.	LEGAL PROCEEDINGS

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

The following table summarizes the quarterly high and low sales prices per share of the common stock as reported in the NYSE MKT for the quarterly periods for the year ended December 31, 2016. For the period from March 1, 2015 through December 31, 2015, the table summarizes the quarterly high and low bid quotations prices per share of the common stock as reported in the OTCQB for the period from March 1, 2015 until December 18, 2015 and the high and low sales prices as reported by the NYSE MKT for the period from December 21, 2015 through December 31, 2015. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	For the Period January 1, 2016 to December 31, 2016		For the Period March 1, 2015 to December 31, 2015
	High	Low	High	Low

First Quarter	$7.18	$5.25	$8.40	$6.50
Second Quarter	$8.05	$6.36	$8.01	$6.00
Third Quarter	$10.37	$6.91	$6.70	$5.60
Fourth Quarter	$10.13	$8.77	$6.30	$5.11

Outstanding Common Stock and Holders

As of March 15, 2017, we had 34,444,923 shares issued and 29,343,441 shares outstanding and there were approximately 212 record holders of our common stock.

Dividends

No dividends were paid during either the year ended December 31, 2016 or the periods from February 10, 2015 to February 28, 2015 and March 1, 2015 to December 31, 2015.

Recent Sales of Unregistered Securities

In accordance with the terms of the employment agreement between us and Matthew Messinger, our President and Chief Executive Officer, on December 29, 2016, Mr. Messinger was granted 30,000 restricted stock unit awards (the “RSU Awards”). The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We made no stock repurchases during the year ended December 31, 2016.

Performance Graph

The following graph is a comparison of the cumulative return of our shares of common stock from October 2, 2012 (the first date following our emergence from bankruptcy that our common stock was quoted) through December 31, 2016, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on September 14, 2012 in our shares of common stock, the S&P 500 Index and the NAREIT All Equity Index and assumes the reinvestment of all dividends (if applicable), and that no commissions were paid. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The below selected financial data does not include any information prior to February 10, 2015 as we were reporting on the liquidation basis of accounting during the periods prior to February 10, 2015. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Our accounting basis reverted to the going concern basis of accounting on February 10, 2015, resulting in all remaining assets and liabilities at that date being adjusted to their net book value less an adjustment for depreciation and/or amortization calculated from the date we entered liquidation through the date we emerged from liquidation. Accordingly, this change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities. Also on November 12, 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ended December 31, 2015. The period that resulted from this change is March 1, 2015 to December 31, 2015. Because the bases of accounting are non-comparable to each other as well as due to the change in our fiscal year, we are not reporting selected financial data for the periods prior to February 10, 2015.

	January 1, 2016 to December 31, 2016	March 1, 2015 to December 31, 2015	February 10, 2015 to February 28, 2015
	(In thousands, except per share amounts)

Total revenues	$1,856	$841	$43

Total operating expenses	9,034	7,583	346

Operating loss	(7,178)	(6,742)	(303)

Equity in net loss from unconsolidated joint venture	(308)	-	-
Interest income (expense), net	42	(246)	(40)
Amortization of deferred finance costs	(98)	(63)	(17)
Reduction of claims liability	132	557	-

Loss before taxes	(7,410)	(6,494)	(360)

Tax expense	26	67	2

Net loss available to common stockholders	$(7,436)	$(6,561)	$(362)

Loss per share - basic and diluted	$(0.29)	$(0.32)	$(0.02)

Weighted average number of common shares - basic and diluted	25,439	20,518	20,016

Balance Sheet Data (in thousands)	December 31, 2016	December 31, 2015	February 28, 2015

Real estate, net	$60,384	$42,638	$31,121
Investment in unconsolidated joint venture	13,939	-	-
Total assets	85,601	86,571	78,258
Loans payable, net	48,705	39,615	39,323
Total stockholders' equity	28,025	24,966	5,201

Cash Flow Data (in thousands)	January 1, 2016 to December 31, 2016	March 1, 2015 to December 31, 2015	February 10, 2015 to February 28, 2015

Cash flows (used in) provided by:
Operating activities	$(14,842)	$(7,034)	$(114)
Investing activities	(26,214)	(6,278)	(511)
Financing activities	7,561	27,615	-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trinity Place Holdings Inc. (referred to in this Annual Report on Form 10-K as “Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop or redevelop real estate assets and/or real estate related securities. Currently, our largest asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. We also own a retail strip center located in West Palm Beach, Florida and former retail properties in Westbury, New York and Paramus, New Jersey. Through a joint venture, we own a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York (see Item 2. Properties for a more detailed description of our properties). We also continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $230.2 million of federal net operating losses (“NOLs”) at December 31, 2016.

As described in greater detail in Item 1. Business, the predecessor to Trinity is Syms Corp. (“Syms”). Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Court”) in 2011. In August 2012, the Court entered an order confirming the Syms Plan of Reorganization. In September 2012, the Plan became effective and the Debtors consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

From the effective date of the Plan in 2012 through the date the General Unsecured Claims Satisfaction occurred, our business plan was historically focused on the monetization of our commercial real estate properties, including the development of 77 Greenwich, and the payment of approved claims in accordance with the terms of the Plan. During the period from the effective date of the Plan through December 31, 2016, we sold 14 properties, including one condominium, and paid approximately $116.2 million in respect of approved claims, including the final payment to the former Majority Shareholder on March 14, 2016 in the amount of approximately $6.9 million, which followed the occurrence of a General Unsecured Claims Satisfaction on or about March 8, 2016. As of December 31, 2016, the amount of remaining multiemployer pension plan claims was $2.5 million (see Note 8 – Pension and Profit Sharing Plans to the Consolidated Financial Statements). In addition, we had insured claims (see Note 16 – Subsequent Events to the Consolidated Financial Statements) and other pension liabilities of $3.4 million.

On November 12, 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ending December 31, 2015. The transition period that resulted from this change was March 1, 2015 to December 31, 2015. Because the bases of accounting are non-comparable to each other as well as due to the change in our fiscal year, we are excluding all information from the period prior to February 10, 2015 from any disclosure or discussion.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Critical Accounting Policies

As noted above, we resumed reporting on the going concern basis of accounting on February 10, 2015 and adjusted our assets and liabilities back to their historical cost, adjusted for a catchup of depreciation and amortization during the liquidation period.

a.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over their estimated useful lives, as described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life

b.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally we capitalize operating costs, interest, real estate taxes, insurance, salaries and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

c.	Valuation of Long-Lived Assets – We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during either of the year ended December 31, 2016 or the period ended December 31, 2015.

d.	Income Taxes – We account for income taxes under the asset and liability method, as required by the provisions of Accounting Standards Codification (“ASC”) 740-10-30, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

e.	Deferred Financing Costs - Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are being offset against loans payable in the consolidated balance sheets. These costs are amortized over the terms of the respective financing agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

f.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

g.	Stock-based Compensation - We have granted stock-based compensation, which is described in Note 12 – Stock-Based Compensation to the consolidated financial statements. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods (see Adoption of New Accounting Principle in Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements).

Results of Operations

Due to the change in our fiscal year end approved by our Board of Directors on November 12, 2015, the comparable period presented only covers the ten-month period from March 1, 2015 to December 31, 2015, which is a shorter period than the twelve months ended December 31, 2016 and thus is not directly comparable.

Results of Operations for the Year Ended December 31, 2016 Compared to the Ten-Month Period from March 1, 2015 through December 31, 2015

Total rental revenues and tenant reimbursement revenues for the year ended December 31, 2016 were approximately $1.9 million. Total revenues for the ten-month period ended December 31, 2015 were approximately $841,000. These amounts represent rental revenues and tenant expense reimbursements from our West Palm Beach, Florida and Paramus, New Jersey properties. The relative increase was mainly due to the increased occupancy at the West Palm Beach property since June 2016.

Property operating expenses for the year ended December 31, 2016 were approximately $624,000. Property operating expenses for the ten-month period ended December 31, 2015 were approximately $576,000. These amounts consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property.

Real estate tax expense for the year ended December 31, 2016 was approximately $275,000 for the West Palm Beach, Florida property. Real estate tax expense for the ten-month period ended December 31, 2015 was approximately $165,000, primarily for the West Palm Beach, Florida property.

General and administrative expenses for the year ended December 31, 2016 were approximately $5.9 million. Of this amount, approximately $2.8 million related to stock-based compensation, $1.6 million related to payroll and payroll related expenses and $1.5 million related to other corporate costs including board fees, corporate office rent and insurance. General and administrative expenses for the ten-month period ended December 31, 2015 were approximately $4.3 million. Of this amount, approximately $1.4 million related to stock-based compensation, $1.5 million related to payroll and payroll related costs and $1.4 million related to other corporate costs including board fees, corporate office rent and insurance. The total increase of $1.6 million in general and administrate expenses from 2015 mainly related to the vesting of stock-based compensation related to the December 2015 rights offering.

Professional fees for the year ended December 31, 2016 were approximately $1.5 million. These costs consisted of general corporate legal fees of approximately $473,000, bankruptcy related professional fees of approximately $277,000, accounting, tax, audit and audit related fees of approximately $336,000, intellectual property maintenance, licensing, operating and start-up costs (inclusive of FilenesBasement.com) of approximately $317,000, and other professional fees of approximately $120,000. Professional fees for the ten-month period ended December 31, 2015 were approximately $2.2 million which consisted of general corporate legal fees of approximately $296,000, bankruptcy related professional fees of approximately $449,000, accounting, tax, audit and audit related fees of approximately $511,000, professional fees related to work on our intellectual property of $937,000 and other professional fees of approximately $44,000. The total decrease in professional fees of $714,000 from 2015 mainly related to the one-time startup costs incurred in 2015 related to the launch of our e-commerce marketplace at FilenesBasement.com.

Transaction related costs of $243,000 represent professional fees and other costs incurred in connection with formation activities and underwriting and evaluating potential acquisitions and investments which are required to be expensed in accordance with the accounting for business combinations.

Depreciation and amortization expenses for the year ended December 31, 2016 were approximately $457,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $165,000 and the amortization of trademarks, lease commissions and tenant improvements of approximately $292,000. Depreciation and amortization expenses for the ten-month period ended December 31, 2015 were approximately $309,000. These costs consisted of depreciation for the West Palm Beach, Florida property of $122,000, as well as amortization of trademarks and deferred financing costs of $187,000.

Operating loss for the year ended December 31, 2016 was approximately $7.2 million. Operating loss for the ten-month period ended December 31, 2015 was approximately $6.7 million.

Net loss in equity of unconsolidated joint venture was approximately $308,000. This amount represents our 50% share in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the loss is primarily due to one-time transaction related costs of $198,000 and depreciation and amortization of $110,000.

Interest income, net, for the year ended December 31, 2016 was approximately $42,000, which consisted of $2.1 million of gross interest expense offset by $1.9 million of capitalized interest and $223,000 of interest income. Interest expense, net, for the ten-month period ended December 31, 2015 was approximately $246,000 which consisted of $1.5 million of gross interest expense offset by $1.2 million of capitalized interest and $87,000 of interest income.

Amortization of deferred financing costs for the year ended December 31, 2016 was approximately $98,000, which consisted of $443,000 of amortization of costs related to obtaining the loans encumbering 77 Greenwich and West Palm Beach, Florida partially offset by $345,000 of capitalized costs. Amortization of deferred financing costs for the ten-month period ended December 31, 2015 was approximately $63,000, which consisted of $291,000 of amortization of costs related to obtaining the loan encumbering 77 Greenwich partially offset by $228,000 of capitalized costs.

We recorded an adjustment to our claims liability for the year ended December 31, 2016 of $132,000 which was due mainly to the positive settlement of the former Majority Shareholder liability. We recorded an adjustment to our claims liability for the ten-month period ended December 31, 2015 of $557,000 which was due to the lower settlement of certain claims.

We recorded approximately $26,000 in tax expense for the year ended December 31, 2016. We recorded tax expense for the ten-month period ended December 31, 2015 of approximately $67,000.

Net loss available to common stockholders for the year ended December 31, 2016 was approximately $7.4 million. Net loss available to common stockholders for the ten-month period ended December 31, 2015 was approximately $6.6 million.

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

Interest expense for the period was approximately $40,000 and mainly consists of interest on the $40.0 million loan payable that has a variable interest rate. Interest of $68,000 was capitalized as part of real estate under development.

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

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include:

(1)	Cash on hand;

(2)	Increases to existing financings and/or other forms of secured financing;

(3)	Proceeds from common stock or preferred equity offerings, including rights offerings;

(4)	Cash flow from operations; and

(5)	Net proceeds from divestitures of properties.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million with Sterling National Bank as lender. The lines, which are secured by our properties located in Paramus, New Jersey, and Westbury, New York, mature in 12 months. We have an option to extend the maturity date of each line for an additional 12 months, subject to certain conditions. The lines, which bear interest at 100 basis points over prime with a floor of 3.75%, are prepayable at any time without penalty.

On February 14, 2017, we closed on a private placement of common shares in which we raised gross proceeds of approximately $26.9 million. We also commenced a rights offering to our existing stockholders for up to 3.7 million shares of common stock on March 3, 2017.

As of December 31, 2016, we had total cash of $8.4 million, of which approximately $4.7 million was cash and cash equivalents and approximately $3.7 million was restricted cash. As of December 31, 2015, we had total cash of $41.8 million, of which approximately $38.2 million was cash and cash equivalents and approximately $3.6 million was restricted cash. Restricted cash represents reserves required to be restricted under the 77 Greenwich Loan agreement (see Note 10 – Loans Payable to our consolidated financial statements), and the West Palm Beach, Florida tenant security deposits and loan related reserves. The decrease in total cash during the period from December 31, 2015, to December 31, 2016 was primarily the result of the final payment made to the former Majority Shareholder, the purchase of a 50% joint venture interest in a newly constructed 95-unit multi-family property in Brooklyn, New York, as well as payments for operating expenses and pre-development activities.

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank, National Association, as Lender, pursuant to which the Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement. Our subsidiary borrowed $9.1 million at closing. This loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective rate at December 31, 2016 was 3.07%. This loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances. The Borrower can prepay the Loan at any time, in whole or in part, without premium or penalty.

On December 8, 2015, we consummated a common stock rights offering and the transactions contemplated by the Investment Agreements, dated as of September 11, 2015, between the Company and each of MFP Partners, L.P. and Third Avenue. The consummation of the rights offering and the transactions contemplated by the Investment Agreements resulted in our issuance of 5,000,000 shares of common stock whereby we received gross proceeds of $30.0 million.

On February 9, 2015, a newly formed special purpose entity and wholly-owned subsidiary of ours (“TPH Borrower”) entered into a loan agreement pursuant to which the lenders agreed to extend credit to TPH Borrower in the amount of $40.0 million (the “77 Greenwich Loan”). The 77 Greenwich Loan can be increased up to $50.0 million subject to satisfaction of certain conditions. The 77 Greenwich Loan bears interest at a rate per annum equal to the greater of (i) the rate published from time to time in the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.50% and requires interest only payments through maturity. The interest rate on the 77 Greenwich Loan was 4.50% through December 16, 2015, when it was then increased to 4.75% through December 15, 2016 and then increased to 5.00%. The 77 Greenwich Loan was extended to August 8, 2017 after having satisfied certain conditions. We are currently evaluating our options which include, among others, an extension of the existing loan or refinancing as part of a construction loan. The collateral for the 77 Greenwich Loan is our fee interest in 77 Greenwich and the related air rights owned by us with respect to 77 Greenwich. See Note 10 – Loans Payable to our consolidated financial statements for further discussion.

We had claims liabilities recorded in our consolidated financial statements of approximately $2.5 million and $10.5 million at December 31, 2016 and December 31, 2015, respectively. The claims liability included the multi-employer pension plan of approximately $2.5 million and $3.4 million at December 31, 2016 and December 31, 2015, respectively, which is payable in quarterly distributions of $0.2 million until completely paid (see Note 8 - Pension and Profit Sharing Plans to our consolidated financial statements) as well as the obligation to the former Majority Shareholder of approximately $7.1 million at December 31, 2015. On March 8, 2016, a General Unsecured Claim Satisfaction occurred and on March 14, 2016, we made the final payment to the Majority Shareholder in the amount of approximately $6.9 million. Following this General Unsecured Claim Satisfaction and final payment to the former Majority Shareholder as described above “- Claims Payment Process,” we satisfied our payment and reserve obligations under the Plan and we had no liability to the former Majority Shareholder at December 31, 2016 (see Note 13 - Related Party Transactions to our consolidated financial statements).

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2016, we sold 120,299 shares of our common stock for aggregate gross proceeds of $1.2 million (excluding approximately $218,000 in professional and brokerage fees) at a weighted average price of $9.76 per share. As of December 31, 2016, $10.8 million of common stock remained available for issuance under the ATM Program.

Cash Flows

Cash Flows for the year ended December 31, 2016

Net cash used in operating activities was approximately $14.8 million for the year ended December 31, 2016. The net cash used during this period reflects the net loss available to common stockholders of $7.4 million, a decrease in the obligation to the former Majority Shareholder of $6.9 million, a decrease in pension liabilities of $1.4 million and a decrease in accounts payable and accrued expenses of $1.5 million. This was partially offset by the impact of non-cash stock-based compensation expense of $2.8 million.

Net cash used in investing activities for year ended December 31, 2016 was approximately $26.2 million. The net cash used reflects the payments for certain property development and redevelopment costs of $11.9 million capitalized as part of the real estate under development as well as our equity investment of $14.3 million in the joint venture which acquired The Berkley property in Brooklyn, New York.

Net cash provided by financing activities for year ended December 31, 2016 was approximately $7.6 million. This amount was primarily from the net proceeds of $8.6 million received from the WPB Loan, net proceeds of $0.9 million from the at-the-market stock offering, net of professional fees and brokerage fees, partially offset by the repurchase of approximately $2.0 million of common stock units from certain employees in order to pay withholding taxes on those common stock units for those employees.

Cash Flows for the period ended December 31, 2015

Net cash used in operating activities was approximately $7.0 million for the period ended December 31, 2015. The net cash used during this period reflects the net loss available to common stockholders of $6.6 million as well as a decrease in other liabilities, primarily lease settlement liabilities, of $16.2 million and a decrease in accounts payable and accrued expenses of $1.9 million related mainly to payments of other non-lease related claims, as well as a decrease in pension liabilities of $1.2 million. This was partially offset by a reduction of $18.0 million of restricted cash for the use of paying claims, as well as the impact of non-cash stock-based compensation expense of $1.4 million.

Net cash used in investing activities for the period ended December 31, 2015 was approximately $6.3 million. The net cash used reflects the payments for certain property development and redevelopment costs capitalized as part of the real estate under development.

Net cash provided by financing activities for period ended December 31, 2015 was approximately $27.6 million. This amount was primarily from the net proceeds of $29.6 million from the Rights Offering, partially offset by the repurchase of approximately $2.0 million of common stock units from certain employees in order to pay withholding taxes on those common stock units for those employees.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Claims (1)	$2,547	$813	$1,734	$-	$-
Operating lease (2)	225	225	-	-	-
Loans payable (3)	49,100	40,000	9,100	-	-
Interest expense on loans (4)	1,915	1,517	398	-	-

Total—Contractual Obligations	$53,787	$42,555	$11,232	$-	$-

(1)	This represents the remaining claims payments we expect to make for the multiemployer pension plan. Payments are made quarterly extending through 2019.

(2)	This represents the operating lease payments for our corporate office in New York, New York.

(3)	See Note 10 - Loans Payable to our consolidated financial statements for further discussion regarding the loans. This excludes $395,000 of net deferred financing costs.

(4)	This represents the estimated monthly interest expense on the loans that are typically paid on the first business day after the month incurred based on interest rates in effect on December 31, 2016.

Capital Expenditures

We estimate that for the year ending December 31, 2017, we may incur approximately $9.9 million of capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties. We anticipate funding these capital expenditures through a combination of operating cash flow, additional property level mortgage financings, construction financing, issuance of equity and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense escalations described above.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at December 31, 2016 were approximately $230.2 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $95.3 million was recorded as of December 31, 2016.

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

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

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

As of December 31, 2016, our debt consisted of two variable-rate secured mortgage loans payable, with carrying values of $40.0 million and $9.1 million, which approximated their fair value at December 31, 2016. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As of December 31, 2016, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 14 – Investment in Unconsolidated Joint Venture to the consolidated financial statements), which approximated its fair value at December 31, 2016. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint ventures’ variable-rate debt by $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint ventures’ variable-rate debt by $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations. As the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Trinity Place Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by Exchange Act Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which appears below in this Item 9A.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from September 30, 2016 to December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the independent registered public accounting firm

Board of Directors and Stockholders
Trinity Place Holdings Inc.
New York, New York

We have audited Trinity Place Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Place Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trinity Place Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Place Holdings Inc. as of December 31, 2016 and 2015, the consolidated statements of operations and comprehensive loss for the year ended December 31, 2016 and the period from March 1, 2015 to December 31, 2015 and the period from February 10, 2015 to February 28, 2015, the consolidated statements of changes in net assets for the period from March 1, 2014 to February 9, 2015 (liquidation basis), the consolidated statements of stockholders’ equity for the year ended December 31, 2016 and the periods from March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015, the consolidated statements of changes in net assets for the periods from March 1, 2014 to February 10, 2015, and the consolidated statements of cash flows for the year ended December 31, 2016 and the period from March 1, 2015 to December 31, 2015 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 15, 2017

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

The other information required by this Item will be set forth in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2017 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2017, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2017, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2017, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2017, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2017, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015	F-2
	Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016 and the period from March 1, 2015 to December 31, 2015	F-3
	Consolidated Statements of Changes in Net Assets for the period March 1, 2014 to February 10, 2015 (Liquidation Basis)	F-4
	Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2016 and the periods from March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015	F-5
	Consolidated Statements of Cash Flows for the year ended December 31, 2016 and the period March 1, 2015 to December 31, 2015	F-6
	Notes to Consolidated Financial Statements	F-7

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-30

Schedules other than those listed are omitted as they are not applicable or the required information has been included in the financial statements or notes thereto.

(a)(3)	Exhibits

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by us on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by us on September 19, 2012)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

4.3	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

10.1	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on October 2, 2013)

10.2	Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on December 31, 2014)

10.3	Loan Agreement, dated as of February 9, 2015, among TPHGreenwich Owner LLC, as the Borrower, Sterling National Bank, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 13, 2015)

10.4	Mortgage and Security Agreement, Assignment of Leases and Rents and Fixtures Filing, dated as of February 9, 2015, by TPHGreenwich Owner LLC to Sterling National Bank, in its capacity as Administrative Agent for the lenders party from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on February 13, 2015)

10.5	Non-Recourse Carveout Guaranty, dated as of February 9, 2015, by Trinity Place Holdings Inc. for the benefit of Sterling National Bank for the ratable benefit of the lenders specified in the Loan Agreement (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on February 13, 2015)

10.6	Investment Agreement, by and among MFP Partners, L.P. and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 15, 2015)

10.7	Investment Agreement, by and among Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on September 15, 2015)

10.8	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on October 2, 2013)*

10.9	Amendment to Employment Agreement, dated as of September 11, 2015, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on September 15, 2015)*

10.10	Trinity Place Holdings Inc. Restricted Stock Unit Agreement, entered into as of January 28, 2016, by and between Matthew Messinger and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 1, 2016)*

10.11	Trinity Place Holdings Inc. Restricted Stock Unit Agreement, entered into as of January 28, 2016, by and between Matthew Messinger and Trinity Place Holdings Inc. (incorporated by reference to exhibit 10.1 of the Form 8-K filed by us on February 1, 2016)*

10.12	Letter Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 22, 2015)*

10.13	Letter Agreement, between Trinity Place Holdings Inc. (formerly Syms Corp.) and Richard Pyontek, dated June 24, 2011 (incorporated by reference to exhibit 10.2 of the Quarterly Report filed by us on May 10, 2016)*

10.14	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by us on September 15, 2015)*

10.15	Form of Restricted Stock Unit Agreement for employees (incorporated by reference to Exhibit 10.6 of the Form 10-K filed by us on May 30, 2014)*

10.16	Limited Liability Company Agreement of Pacolet Trinity 223 Partners, LLC, dated as of October 13, 2016 (incorporated by reference to Exhibit 10.1 of the Quarterly Report filed by us on November 7, 2016)

10.17	At the Market Offering Agreement by and among Trinity Place Holdings Inc. and Craig-Hallum Capital Group LLC dated December 2, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on December 5, 2016)

10.18	Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of February 14, 2017 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on February 21, 2017)

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2016, as formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 15, 2017
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 15, 2017
Steven Kahn	(Principal Financial Officer)

/s/ Richard G. Pyontek	Chief Accounting Officer	March 15, 2017
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 15, 2017
Alexander Matina

/s/ Alan Cohen	Director	March 15, 2017
Alan Cohen

/s/ Joanne Minieri	Director	March 15, 2017
Joanne Minieri

/s/ Keith Pattiz	Director	March 15, 2017
Keith Pattiz

/s/ Marina Shevyrtalova	Director	March 15, 2017
Marina Shevyrtalova

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trinity Place Holdings Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings Inc. as of December 31, 2016 and 2015, the consolidated statements of operations and comprehensive loss for the year ended December 31, 2016 and the period from March 1, 2015 to December 31, 2015 and the period from February 10, 2015 to February 28, 2015, the consolidated statements of changes in net assets for the period from March 1, 2014 to February 9, 2015 (liquidation basis), the consolidated statements of stockholders’ equity for the year ended December 31, 2016 and the periods from March 1, 2015 to December 31, 2015 and February 10, 2015 to February 28, 2015, the consolidated statements of changes in net assets for the periods from March 1, 2014 to February 10, 2015, and the consolidated statements of cash flows for the year ended December 31, 2016 and the period from March 1, 2015 to December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted a plan of liquidation on November 1, 2011. As a result the Company changed its basis of accounting from the going concern basis to the liquidation basis of accounting effective October 30, 2011. On February 10, 2015, the Company changed its basis of accounting back to the going concern basis of accounting. As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting using the prospective approach.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinity Place Holdings Inc. as of December 31, 2016 and 2015, its results of operations for the year ended December 31, 2016 and the period from March 1, 2015 to December 31, 2015 and the period from February 10, 2015 to February 28, 2015, its changes in net assets for the period from March 1, 2014 to February 9, 2015 (liquidation basis) and its cash flows for the year ended December 31, 2016 and the period from March 1, 2015 to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Place Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York
March 15, 2017

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2016	December 31, 2015
		(restated)
ASSETS

Real estate, net	$60,384	$42,638
Cash and cash equivalents	4,678	38,173
Restricted cash	3,688	3,600
Investment in unconsolidated joint venture	13,939	-
Receivables, net	220	31
Deferred rents receivable	543	200
Prepaid expenses and other assets, net	2,149	1,929
Total assets	$85,601	$86,571

LIABILITIES

Loans payable, net	$48,705	$39,615
Accounts payable and accrued expenses	2,935	3,284
Pension liabilities	5,936	6,500
Liability related to stock-based compensation	-	5,140
Obligation to former Majority Shareholder	-	7,066
Total liabilities	57,576	61,605

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2016 and 2 shares authorized, issued and outstanding at December 31, 2015	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 30,679,566 and 29,978,471 shares issued at December 31, 2016 and December 31, 2015, respectively; 25,663,820 and 25,240,878 shares outstanding at December 31, 2016 and December 31, 2015, respectively	307	300
Additional paid-in capital	87,521	74,455
Treasury stock (5,015,746 and 4,737,593 shares at December 31, 2016 and December 31, 2015, respectively)	(51,086)	(49,114)
Accumulated other comprehensive loss	(3,161)	(2,337)
(Accumulated deficit) retained earnings	(5,556)	1,662

Total stockholders' equity	28,025	24,966

Total liabilities and stockholders' equity	$85,601	$86,571

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015	For the Period February 10, 2015 to February 28, 2015

Revenues
Rental revenues	$1,315	$659	$33
Tenant reimbursements	541	182	10

Total revenues	1,856	841	43

Operating Expenses
Property operating expenses	624	576	14
Real estate taxes	275	165	12
General and administrative	5,912	4,296	181
Professional fees	1,523	2,237	121
Transaction related costs	243	-	-
Depreciation and amortization	457	309	18

Total operating expenses	9,034	7,583	346

Operating loss	(7,178)	(6,742)	(303)

Equity in net loss from unconsolidated joint venture	(308)	-	-
Interest income (expense), net	42	(246)	(40)
Amortization of deferred finance costs	(98)	(63)	(17)
Reduction of claims liability	132	557	-

Loss before taxes	(7,410)	(6,494)	(360)

Tax expense	26	67	2

Net loss available to common stockholders	$(7,436)	$(6,561)	$(362)

Other comprehensive loss:
Unrealized loss on pension liability	(824)	(861)	-

Comprehensive loss available to common stockholders	$(8,260)	$(7,422)	$(362)

Loss per share - basic and diluted	$(0.29)	$(0.32)	$(0.02)

Weighted average number of common shares - basic and diluted	25,439	20,518	20,016

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE

PERIOD MARCH 1, 2014 TO FEBRUARY 9, 2015

(Liquidation Basis)

(In thousands)

Net assets (liquidation basis) as of March 1, 2014 available to common stockholders	$88,482

Adjustment to fair value of assets and liabilities	35,922
Adjustment to accrued costs of liquidation	4,841
Subtotal	40,763

Net assets (liquidation basis) as of February 9, 2015 available to common stockholders	129,245

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:

Adjustment of real estate and other assets from fair value to historical cost	(122,769)
Adjustments to catch up depreciation, amortization and other charges	(4,559)
Reversal of previously accrued liquidation costs net of accrued liabilities	3,368

Net adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting	(123,960)

Stockholders' equity (going concern basis) - February 10, 2015	$5,285

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-In	Treasury Stock		(Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit)	Loss	Total

Re-established stockholders' equity as of February 10, 2015	24,473	$245	$45,097	(4,457)	$(47,166)	$8,585	$(1,476)	$5,285

Net loss available to common stockholders	-	-	-	-	-	(362)	-	(362)
Stock-based compensation expense	-	-	278	-	-	-	-	278

Balance as of February 28, 2015	24,473	245	45,375	(4,457)	(47,166)	8,223	(1,476)	5,201

Net loss available to common stockholders	-	-	-	-	-	(6,561)	-	(6,561)
Sale of common stock, net	5,000	50	29,508	-	-	-	-	29,558
Settlement of stock awards	506	5	-	(281)	(1,948)	-	-	(1,943)
Reclassification of stock-based compensation to liability	-	-	(2,516)	-	-	-	-	(2,516)
Reclassification of liability related to stock-based compensation to equity	-	-	1,560	-	-	-	-	1,560
Unrealized loss on pension liability	-	-	-	-	-	-	(861)	(861)
Stock-based compensation expense	-	-	528	-	-	-	-	528

Balance as of December 31, 2015 (restated)	29,979	300	74,455	(4,738)	(49,114)	1,662	(2,337)	24,966

Cumulative change in accounting principle (Note 2)	-	-	4,381	-	-	218	-	4,599
Net loss available to common stockholders	-	-	-	-	-	(7,436)	-	(7,436)
Sale of common stock, net	120	1	879	-	-	-	-	880
Settlement of stock awards	581	6	-	(278)	(1,972)	-	-	(1,966)
Unrealized loss on pension liability	-	-	-	-	-	-	(824)	(824)
Stock-based compensation expense	-	-	7,806	-	-	-	-	7,806

Balance as of December 31, 2016	30,680	$307	$87,521	(5,016)	$(51,086)	$(5,556)	$(3,161)	$28,025

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(7,436)	$(6,561)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities:
Depreciation and amortization	457	309
Amortization of deferred finance costs	98	63
Stock-based compensation expense	2,782	1,446
Deferred rents receivable	(343)	(200)
Reduction of claims liability	(135)	(230)
Equity in net loss from unconsolidated joint venture	308	-
Distribution of cumulative earnings from unconsolidated joint venture	39	-
(Increase) decrease in operating assets:
Restricted cash, net	(88)	17,978
Receivables, net	(189)	59
Prepaid expenses and other assets, net	(472)	(517)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(1,544)	(1,943)
Pension liabilities	(1,388)	(1,241)
Obligation to former Majority Shareholder	(6,931)	-
Other liabilities, primarily lease settlement liabilities	-	(16,197)
Net cash used in operating activities	(14,842)	(7,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(11,928)	(6,278)
Investment in unconsolidated joint venture	(14,286)	-
Net cash used in investing activities	(26,214)	(6,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, net	8,647	-
Settlement of stock awards	(1,966)	(1,943)
Proceeds from sale of common stock, net	880	29,558
Net cash provided by financing activities	7,561	27,615

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,495)	14,303
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,173	23,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,678	$38,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,073	$1,483
Taxes	$38	$67

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment of liability related to stock-based compensation	$(5,140)	$5,140
Adjustment to retained earnings for capitalized stock-based compensation expense	$(541)	$-
Accrued development costs included in accounts payable and accrued expenses	$1,195	$1,866
Capitalized amortization of deferred financing costs	$345	$228
Capitalized stock-based compensation expense	$5,024	$3,266

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc. (“Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop or redevelop real estate assets and/or real estate related securities. Currently, our largest asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich is a vacant building that is being demolished and under development as a residential condominium tower that also includes plans for retail and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, former retail properties in Westbury, New York and Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York. In addition, we control a variety of intellectual property assets focused on the consumer sector, including our on-line marketplace at FilenesBasement.com launched in September 2015, and we had approximately $230.2 million of federal net operating losses (“NOLs”) at December 31, 2016.

Trinity is the successor to Syms Corp. (“Syms”), which also owned Filene’s Basement. Syms and its subsidiaries filed for relief under the United States Bankruptcy Code in 2011. In September 2012, the Syms Plan of Reorganization became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred under the Plan. On March 14, 2016, we made the final Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder in the amount of approximately $6.9 million. Together these satisfied our remaining payment and reserve obligations under the Plan. Also, in connection with these events and pursuant to the terms of our Certificate of Incorporation, the board terms of certain of our directors automatically terminated, following which the Board reappointed those directors, and shares of preferred stock issued in connection with the Plan, which conveyed certain governance rights in favor of creditors under the Plan, were automatically redeemed, resulting in the extinguishment of the governance and other rights associated with the shares of preferred stock.

We have also explored and continue to explore monetizing our intellectual property assets, including our rights to the Stanley Blacker® brand, and the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In September 2015, we launched our on-line marketplace at FilenesBasement.com.

Change in Basis of Accounting

In response to the Chapter 11 filing, we adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Effective February 9, 2015, the closing date of the 77 Greenwich loan transaction described in Note 10 - Loans Payable, we ceased reporting on the liquidation basis of accounting in light of our available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern. We resumed reporting on the going concern basis of accounting on February 10, 2015 which resulted in all remaining assets and liabilities at that date being adjusted to their historic carrying values reduced by depreciation and/or amortization calculated from the date we entered liquidation through the date we emerged from liquidation. Accordingly, this change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Period - Our fiscal year has historically been a 52-week or 53-week period ending on the Saturday on or nearest to February 28. On November 12, 2015, our Board of Directors approved a change to a December 31 calendar year end, effective with the year ended December 31, 2015. The 2016 year is based on a calendar year and Fiscal 2015 is based on the period from March 1, 2015 to December 31, 2015.

b.	Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings of these unconsolidated joint ventures is included in our consolidated statement of operations (see Note 14 - Investment in Unconsolidated Joint Venture). All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2016, we had no VIEs.

We assess the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements may contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

c.	Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures under the equity method of accounting. We also assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the value of our equity investment was impaired at December 31, 2016.

d.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

e.	Reportable Segments - As of December 31, 2016 and December 31, 2015, we operated in one reportable segment, commercial real estate.

f.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. We have not experienced any losses in such accounts.

g.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life

h.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and salaries and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

i.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during either of the year ended December 31, 2016 or the period ended December 31, 2015.

j.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

k.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

l.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

m.	Restricted Cash - Restricted cash represents amounts required to be restricted under the 77 Greenwich Loan agreement (see Note 10 - Loans Payable) and the West Palm Beach, Florida tenant and property related security deposits.

n.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

o.	Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods (see Adoption of New Accounting Principle below).

p.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740-10-30, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both December 31, 2016 and December 31, 2015, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2016, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to certain federal, state, and certain local and franchise taxes.

q.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

r.	Deferred Financing Costs – Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the consolidated balance sheets. These costs are amortized over the terms of the related financing arrangements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

s.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term

t.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

u.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation due to the adoption of Accounting Standards Update (“ASU”) 2016-09 and ASU 2015-03 as described below.

v.	Change in Estimate - Management periodically reviews the assumptions used in determining the accrued postretirement benefit obligation (see Note 8 – Pension and Profit Sharing Plans). In 2016, management changed the base mortality table used in determining the accrued postretirement benefit obligation to the newer RP-2016 table. The accrued postretirement benefit obligation increased by approximately $0.8 million at December 31, 2016 and was due mainly to the effect of this change in estimate.

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

a.	Accounting Period - Fiscal 2014 ended on February 28, 2015. Our fiscal year historically has been 52-week or 53-week period ending on the Saturday on or nearest to February 28. The fiscal year ended February 28, 2015 was comprised of 52 weeks.

b.	Accrued Liquidation Costs – Under the liquidation basis of accounting, management was required to make significant estimates and judgments regarding the anticipated costs of liquidation. These estimates were subject to change based upon work required for the claims settlement process, changes in market conditions and changes in the strategy surrounding the sale of properties.

c.	Pension Expense – We may, at our option, terminate our pension plans. Under the liquidation basis of accounting, actuarial valuation analyses are prepared annually to determine the fair value, or termination value, of the plans. These valuations and the ultimate liability to settle the plans may result in adjustments driven by changes in assumptions due to market conditions. The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

d.	Income Taxes – To the extent that income taxes, including alternate minimum income taxes, were expected to be incurred as a result of the liquidation of our properties, such costs are reflected in accrued expenses. As of February 9, 2015 a total of $1.2 million had been accrued. As part of the process of estimating the amount of income taxes to be incurred during the liquidation period, management has taken into consideration the extent to which NOLs are expected to be available to offset the amount of income otherwise taxable on the sale of properties. This involved a process of estimating the extent to which each property had a fair value in excess of its tax basis (a “built in gain”) as of the date of emerging from bankruptcy on September 14, 2012. We have analyzed the impact of the change in control that occurred on September 14, 2012 when we emerged from bankruptcy could have on our ability to utilize our NOLs. While the analysis is complex and subject to subjective determinations and uncertainties, we believed that we should qualify for treatment under Section 382(l)(5) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we believed that our NOLs are not subject to an annual limitation under Code Section 382 even though an “ownership change” (as defined under Code Section 382) occurred on September 14, 2012. However, if we were to undergo a subsequent ownership change in the future, our NOLs could be subject to limitation under Code Section 382. We believed that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believed our U.S. Federal NOLs at February 9, 2015 were approximately $195.0 million.

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

Estimated Costs of Liquidation

Significant estimates and judgment were required to determine the accrued costs of liquidation, which reflects all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to be incurred during the liquidation period. Our accrued costs that were expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs through February 9, 2015 were as follows (dollars in thousands):

	Liquidation Period
	Balance			Balance
	February 9,	Adjustments		March 1,
Estimated Costs of Liquidation	2015	to Reserves	Payments	2014

Real estate related carrying costs	$259	$(5,119)	$(5,583)	$10,961
Professional fees	641	958	(3,983)	3,666
Payroll related costs	372	(227)	(2,118)	2,717
Other	-	(453)	(115)	568
	$1,272	$(4,841)	$(11,799)	$17,912

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

Accounting Standards Updates

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for annual reporting periods after December 16, 2017, including interim reporting period within that reporting period. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In January, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. We adopted the guidance on the issuance date effective January 5, 2017. We expect that most of our real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have not yet adopted this new guidance and are currently evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

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

In September 2015, FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-16 in 2016 did not impact our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. We adopted ASU 2015-03 effective January 1, 2016, resulting in the reclassification of $385,000 from prepaid expenses and other assets, net, to loans payable, net, as of December 31, 2015. There was no effect on the results of operations for any period presented.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation requirements in ASC 810, “Consolidation” and changes the required consolidation analysis. The amendments in ASU No. 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments impact limited partnerships and legal entities, the evaluation of fees paid to a decision maker or service provider of a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. The adoption of ASU 2015-02 in 2015 did not have any impact on our consolidated financial statements.

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

NOTE 3 – REAL ESTATE, NET

As of December 31, 2016 and December 31, 2015, real estate, net consisted of the following (dollars in thousands):

	December 31, 2016	December 31, 2015

Real estate under development	$53,712	$37,856
Buildings and building improvements	5,794	3,868
Tenant improvements	569	400
Land	2,452	2,452
	62,527	44,576
Less: accumulated depreciation	2,143	1,938
	$60,384	$42,638

Real estate under development consists of the 77 Greenwich, Paramus, New Jersey and Westbury, New York properties. Buildings and building improvements, tenant improvements and land consist of the West Palm Beach, Florida property.

Depreciation expense amounted to $205,000 and $121,000 for the year ended December 31, 2016 and the period ended December 31, 2015, respectively.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS, NET

Prepaid expenses and other assets, net include the following (dollars in thousands):

	December 31, 2016	December 31, 2015

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	867	564
Lease commissions	433	416
Other	417	266
	3,807	3,336
Less: accumulated amortization	1,658	1,407
	$2,149	$1,929

NOTE 5 - TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended December 31, 2016	March 1, 2015 through December 31, 2015

Current:
Federal	$-	$-
State	26	41
	$26	$41
Deferred:
Federal	$-	$-
State	-	-
	$-	$-
Provision for taxes	$26	$41

The following is a reconciliation of income taxes computed as the U.S. Federal statuary rate to the provision for income taxes:

	Year Ended December 31, 2016	March 1, 2015 through December 31, 2015

Statuary Federal income tax rate	35.0%	35.0%
State taxes	7.5%	16.2%
Non-taxable bargain purchase gain	-6.9%	-7.4%
Change of valuation allowance	-35.7%	-44.4%

Effective income tax rate	-0.1%	-0.6%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	Year Ended December 31, 2016	March 1, 2015 through December 31, 2015

Deferred tax assets:
Pension costs	$1,801	$2,589
Stock-based compensation reserves not currently deductible	(220)	71
Net operating loss carry forwards	88,968	83,486
Depreciation (including air rights)	1,685	2,058
AMT Credit	3,181	3,181
Accrued expenses	212	42

Total deferred tax assets	$95,627	$91,427
Valuation allowance	(95,327)	(91,277)
Deferred tax asset after valuation allowance	$300	$150

Deferred tax liabilities:
Intangibles	$(300)	$(150)
Other	-	-
Total deferred tax liabilities	$(300)	$(150)
Net deferred tax assets	$-	$-

Current deferred tax assets	$-	$-
Long term deferred tax assets	-	-
Total deferred tax assets	$-	$-

At December 31, 2016, we had federal net operating loss (“NOLs”) carry forwards of approximately $230.2 million. These net operating losses will expire in years through fiscal 2034. At December 31, 2016, we also had state NOL carry forwards of approximately $100.2 million. These NOL’s expire between 2029 and 2034. We also had the New York State and New York City prior net operating loss conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $91.3 million was recorded as of December 31, 2015. The valuation allowance was adjusted by approximately $4.0 million during the year ended December 31, 2016 to $95.3 million.

NOTE 6 – RENTAL REVENUE

Our properties are leased to various national and local companies under leases expiring through 2031. As of December 31, 2016, 17 tenants leased approximately 67.8% of the space at the West Palm Beach, Florida property, two tenants leased 100% of the space at the Paramus, New Jersey property, and one tenant leased 100% of the space at the Westbury, New York property. One tenant at the Paramus property and the tenant at the Westbury property leased their space pursuant to short-term license agreements for most of 2016.

Future minimum rentals under noncancellable terms of tenants’ operating leases as of December 31, 2016 are as follows (dollars in thousands):

Year ended:	Future Minimum Rentals

2017	$1,227
2018	1,083
2019	1,069
2020	1,040
2021	831
Thereafter	7,212
$12,462

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair value of the loans payable approximated their carrying values as they are variable-rate instruments.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2016. The fair value of pension plan assets was $10.9 million at December 31, 2016. These assets are valued in active liquid markets.

NOTE 8 – PENSION AND PROFIT SHARING PLANS

a.	Pension Plans - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of December 31, 2016 and December 31, 2015, we had a recorded liability of $3.4 million and $3.1 million, respectively, which is included in pension liabilities on the accompanying consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

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

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $3.6 million to the Syms sponsored plan from September 17, 2012 through December 31, 2016 of which $0.6 million was funded during the year ended December 31, 2016 to the Syms sponsored plan.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended December 31, 2016	Period from March 1, 2015 through December 31, 2015

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$13,394	$13,333
Interest cost	653	538
Actuarial loss	867	52
Gross benefits paid	(636)	(529)
Net benefit obligation - end of period	$14,278	$13,394

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$10,254	$10,423
Employer contributions	575	631
Gross benefits paid	(636)	(529)
Actual return (loss) on plan assets	696	(271)
Fair value of plan assets - end of period	$10,889	$10,254

Funded status at end of period	$(3,389)	$(3,140)

The pension expense includes the following components (dollars in thousands):

	Year Ended December 31, 2016	Period from March 1, 2015 through December 31, 2015

COMPONENTS OF NET PERIODIC COST:
Interest cost	$653	$538
(Gain) loss of assets	(696)	271
Amortization of loss	478	454
Net periodic cost	$435	$1,263

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%

The expected long-term rate of return on plan assets was 6% for both the year ended December 31, 2016 and the period from March 1, 2015 through December 31, 2015.

As of December 31, 2016 the benefits expected to be paid in the next five fiscal years and then in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount

2017	$807
2018	918
2019	932
2020	940
2021	969
2022-2026	4,678

The fair values and asset allocation of our plan assets as of December 31, 2016 and December 31, 2015 and the target allocation for fiscal 2016, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2016		December 31, 2015
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value	Assets	Fair Value	Assets

Cash and equivalents	0% to 10%	$648	6%	$932	9%
Equity securities	40% to 55%	5,871	54%	5,295	52%
Fixed income securities	35% to 50%	4,150	38%	3,854	37%
Alternative investments	2% to 10%	220	2%	173	2%
Total		$10,889	100%	$10,254	100%

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheet the unfunded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to these pension funds. We had a recorded liability of $2.5 million and $3.4 million which is reflected in pension liability as of December 31, 2016 and December 31, 2015, respectively, and is included as part of the net claims distribution. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan by the end of 2019. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.4 million to the multiemployer plans from September 17, 2012 through December 31, 2016 of which $0.8 million and $0.6 million was funded during the year ended December 31, 2016 and the period ended December 31, 2015, respectively, to the multiemployer plan.

401(k) Plan – During fiscal 2014, we established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $54,000 and $43,000 in matching contributions to this plan during the year ended December 31, 2016 and the period March 1, 2015 to December 31, 2015, respectively.

NOTE 9 – COMMITMENTS

a.	Leases - The Corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease liability of $0.2 million payable through September 2017. The rent expense for this operating lease was approximately $300,000 for the year ended December 31, 2016 and $225,000 during the period from March 1, 2015 to December 31, 2015.

b.	Legal Proceedings – We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers. See Item 3. Legal Proceedings, for additional information on legal proceedings.

NOTE 10 – LOANS PAYABLE

77 Greenwich Loan

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets (“TPH Greenwich Borrower”), entered into a loan agreement with Sterling National Bank as lender and administrative agent (the “Agent”), and Israel Discount Bank of New York, as lender (the “Lender”), pursuant to which we borrowed $40.0 million (the “77 Greenwich Loan”). The 77 Greenwich Loan can be increased up to $50.0 million, subject to satisfaction of certain conditions. The 77 Greenwich Loan, which was scheduled to mature on February 8, 2017, was extended to August 8, 2017 after having satisfied certain conditions. We are currently evaluating our options which include, among others, an extension of the existing loan or refinancing as part of a construction loan.

The 77 Greenwich Loan bears interest at a rate per annum equal to the greater of (i) the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.50% and requires interest only payments through maturity. The interest rate on the 77 Greenwich Loan was 4.50% through December 16, 2015, when it was then increased to 4.75% through December 15, 2016 and then increased to 5.00%. The Contract Rate will be increased by 1.5% per annum during any period in which TPH Greenwich Borrower does not maintain funds in its deposit accounts with the Agent and the Lender sufficient to make payments then due under the 77 Greenwich Loan documents. TPH Greenwich Borrower can prepay the 77 Greenwich Loan at any time, in whole or in part, without premium or penalty.

The collateral for the 77 Greenwich Loan is TPH Greenwich Borrower’s fee interest in 77 Greenwich and the related air rights, which is the subject of a mortgage in favor of the Agent. TPH Greenwich Borrower also entered into an environmental compliance and indemnification undertaking.

The 77 Greenwich Loan agreement requires TPH Greenwich Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Greenwich Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding loans. The 77 Greenwich Loan agreement also provides for certain events of default. As of December 31, 2016, TPH Greenwich Borrower was in compliance with all 77 Greenwich Loan covenants.

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

The 77 Greenwich Loan was authorized by order of the Court entered in response to the motion we made on December 31, 2014.

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender will provide a loan to the TPH Forest Hill Borrower in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). TPH Forest Hill Borrower borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective rate at December 31, 2016 was 3.07%. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the TPH Forest Hill Borrower’s fee interest in our West Palm Beach, Florida property. The WPB Loan requires the TPH Forest Hill Borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of December 31, 2016, the TPH Forest Hill Borrower was in compliance with all WPB Loan covenants.

On May 11, 2016 we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap for the 30-day LIBOR rate on the notional amount of $9.1 million. The fair value of the interest rate cap as of December 31, 2016 is recorded in prepaid expenses and other assets in our consolidated balance sheet. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the year ended December 31, 2016, we recorded interest expense of approximately $6,000 related to this interest rate cap.

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	For the	For the Period
	Year Ended December 31, 2016	March 1, 2015 through December 31, 2015

Interest expense	$2,110	$1,534
Interest capitalized	(1,929)	(1,201)
Interest income	(223)	(87)
Interest (income) expense, net	$(42)	$246

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares, $0.01 par value per share, consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank check preferred stock, $0.01 par value per share. As of December 31, 2016 and December 31, 2015, there were 30,679,566 shares and 29,978,471 shares of common stock issued, respectively, and 25,663,820 shares and 25,240,878 shares of common stock outstanding, respectively.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2016, we sold 120,299 shares of our common stock for aggregate gross proceeds of $1.2 million (excluding approximately $218,000 in professional and brokerage fees) at a weighted average price of $9.76 per share. As of December 31, 2016, $10.8 million of common stock  remained available for issuance under the ATM Program.

Preferred Stock

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

On or about March 8, 2016, a General Unsecured Claim Satisfaction (as defined in the Plan) occurred. Under the Plan, a General Unsecured Claim Satisfaction occurs when all of the allowed creditor claims of Syms Corp. and Filene’s Basement, LLC, have been paid in full their distributions provided for under the Plan and any disputed creditor claims have either been disallowed or reserved for by Trinity. On March 14, 2016, we made the final Majority Shareholder payment (as defined in the Plan) to the Majority Shareholder in the amount of approximately $6.9 million. Following the General Unsecured Claim Satisfaction and payment to the former Majority Shareholder, we satisfied our payment and reserve obligations under the Plan.

Upon the occurrence of the General Unsecured Claim Satisfaction, the share of Series A Preferred Stock was automatically redeemed in accordance with its terms and may not be reissued. In addition, upon the payment to the former Majority Shareholder, the share of Series B Preferred Stock was automatically redeemed in accordance with its terms and may not be reissued.

NOTE 12 – STOCK-BASED COMPENSATION

Restricted Stock Units

During the year ended December 31, 2016, we granted 75,500 Restricted Stock Units (“RSUs”) to certain employees. The RSUs vest and settle over two years, subject to each employee’s continued employment. The weighted average fair market value at grant date for these shares was approximately $0.4 million, and we incurred approximately $0.3 million RSU expense for these shares for the year ended December 31, 2016, of which $0.2 million was capitalized in real estate under development for the year ended December 31, 2016.

During the year ended December 31, 2016, we granted 1,214,169 RSUs to our President and Chief Executive Officer (the “CEO”), pursuant to his employment agreement. The RSUs have vesting periods ranging over five years, subject to the CEO’s continued employment, and settle in shares ranging over an eight-year period. Until shares are issued with respect to the RSUs, the CEO will not have any rights as a shareholder and will not receive dividends or be able to vote the shares represented by the RSUs. We use the fair-market value of our common stock on the date an award is granted to value the grant. The weighted average fair market value at grant date for these shares was approximately $7.4 million, and we incurred approximately $4.5 million of RSU expense for these shares during the year ended December 31, 2016, of which $3.1 million was capitalized in real estate under development for the year ended December 31, 2016.

In April, 2015, we issued 238,095 shares of common stock to the CEO to settle vested RSUs from previous RSU grants. In connection with that transaction, we repurchased/withheld (from the 238,095 shares issued) 132,904 shares to provide for the CEO’s withholding tax liability. In accordance with ASC Topic 718, Compensation-Stock Compensation, the repurchase or withholding of immature shares (i.e. shares held for less than six months) by us upon the vesting of a restricted share would ordinarily result in liability accounting. ASC 718 provides an exception, if the fair value of the shares repurchased or withheld is equal or less than the employer’s minimum statutory withholding requirements. The aggregate fair value of the shares repurchased/withheld (valued at the then current fair value of $8.00 per share) was in excess of the minimum statutory tax withholding requirements and as such we are required to account for the restricted stock awards as a liability. At each reporting period in fiscal 2015, we re-measured the liability, until settled, with changes in the fair value recorded as stock compensation expense in the statement of operations. As of January 1, 2016, we elected to early adopt ASU 2016-09 (see Note 2 – Summary of Significant Accounting Policies - Recent Accounting Pronouncements) and the adoption resulted in a reduction in real estate, net, of $0.5 million, a reduction in liability related to stock-based compensation of $5.1 million, an increase in additional paid-in capital of $4.4 million and an increase in retained earnings of $0.2 million as of the date of adoption.

Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2016 and the period ended December 31, 2015 totaled $2.8 million and $1.4 million, respectively, which is net of $5.0 million and $3.3 million, respectively, capitalized as part of real estate under development. Our RSU activity is as follows:

	Year Ended December 31, 2016		Period from March 1, 2015 through December 31, 2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,220,097	$6.65	1,244,463	$6.48
Granted	1,289,669	$6.02	393,095	$7.02
Vested	(888,531)	$6.23	(417,461)	$6.47
Non-vested at end of period	1,621,235	$6.38	1,220,097	$6.65

Stock Incentive Plan

During October 2015, we instituted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”). The SIP, which has a ten year term, authorizes (i) the grant of stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) the grant of stock appreciation rights, (iii) grants of shares of restricted and unrestricted common stock, and (iv) restricted stock units. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2016, approximately 644,500 shares of common stock were reserved for issuance under the SIP.

During the 2016 year, there were 75,500 RSU grants under the SIP for employees, with a weighted average fair value of $0.4 million at grant date, and none of these grants had vested as of December 31, 2016. During the 2016 year, there were 50,000 units of stock in the aggregate under the SIP that were granted to the Board of Directors with a weighted average fair value of $0.5 million at grant date and which vested immediately.

During the period ending December 31, 2015, there were 30,000 RSU grants under the SIP for one employee, with a weighted average fair value of $6.70 at grant date, and none of these grants had vested as of December 31, 2015.

Director Deferral Plan

Under our Non-Employee Director's Deferral Program, which commenced November 2016, our non-employee directors may elect to defer 100% of their annual stock grant. Compensation deferred under the program shall be credited in the form of a number of phantom stock units equal to the number of shares that would have been received absent a deferral election. (The number of shares to be received by a director is generally determined by applying the closing price of our common stock on the business day prior to the respective grant date to the amount of director compensation being paid in shares.) The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock within 10 days after the participant ceases to be a director. In the event that the Company distributes dividends, each participant shall receive a number of additional phantom stock units (including fractional phantom stock units) equal to the quotient of (i) the aggregate amount of the dividend that the participant would have received had all outstanding stock units been shares of common stock divided by (ii) the closing price of a share of common stock on the date the dividend was issued.

During the year ended December 31, 2016, no phantom stock units were earned and no shares of common stock were issued to our board of directors under this plan. As of December 31, 2016, there were no phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

NOTE 13 – RELATED PARTY TRANSACTIONS

Former Majority Shareholder

On March 8, 2016, a General Unsecured Claim Satisfaction (as defined in the Plan) occurred. Under the Plan, a General Unsecured Claim Satisfaction occurs when all of the allowed creditor claims of Syms Corp. and Filene’s Basement, LLC, have been paid in full their distributions provided for under the Plan and any disputed creditor claims have either been disallowed or reserved for by Trinity. On March 14, 2016, we made the final payment to the former Majority Shareholder (as defined in the Plan) in the amount of approximately $6.9 million. Following the General Unsecured Claim Satisfaction and final payment to the former Majority Shareholder, we satisfied our payment and reserve obligations under the Plan and we have no further liability to the former Majority Shareholder.

NOTE 14 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

We indirectly own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity (the “Property Owner”) for a purchase price of $68.885 million, of which $42.5 million was borrowed by the joint venture through the Property Owner pursuant to a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in the form of an equity investment (half of which was funded indirectly by us).  The Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  The Company and the joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheet for the unconsolidated joint venture at December 31, 2016 is as follows (in thousands):

December 31, 2016

ASSETS

Real estate, net	$54,310
Cash and cash equivalents	77
Restricted cash	52
Tenant and other receivables, net	101
Prepaid expenses and other assets, net	169
Intangible assets, net	14,362
Total assets	$69,071

LIABILITIES

Mortgage payable, net	$40,799
Accounts payable and accrued expenses	403
Total liabilities	41,202

MEMBERS' EQUITY

Members' equity	28,485
Accumulated deficit	(616)
Total members equity	27,869

Total liabilities and members' equity	$69,071
Our investment in unconsolidated joint venture	$13,939

The statement of operations for the unconsolidated joint venture, from acquisition date through December 31, 2016, is as follows (in thousands):

For the Period from December 5, 2016 (acquisition date) to December 31, 2016

Revenues
Rental revenues	$238

Total revenues	238

Operating Expenses
Property operating expenses	107
Real estate taxes	3
General and administrative	24
Interest expense, net	106
Transaction related costs	395
Amortization	126
Depreciation	93

Total operating expenses	854

Net loss	$(616)

Our equity in net loss from unconsolidated joint venture	$(308)

NOTE 15 – QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects quarterly consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	For the Year Ended December 31, 2016
	January 1, 2016 to March 31, 2016	April 1, 2016 to June 30, 2016	July 1, 2016 to September 30, 2016	October 1, 2016 to December 31, 2016

Total revenues	$475	$398	$536	$447

Total operating expenses	2,519	1,892	1,906	2,717

Operating loss	(2,044)	(1,494)	(1,370)	(2,270)

Equity in net loss from unconsolidated joint venture	-	-	-	(308)
Interest income (expense), net	73	22	(12)	(41)
Amortization of deferred finance costs	(2)	(20)	(38)	(38)
Reduction of claims liability	135	(1)	(2)	-

Loss before taxes	(1,838)	(1,493)	(1,422)	(2,657)

Tax expense	-	-	-	26

Net loss available to common stockholders	$(1,838)	$(1,493)	$(1,422)	$(2,683)

Loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.06)	$(0.11)

Weighted average number of common shares - basic and diluted	25,284	25,458	25,483	25,531

	For the Ten Months Ended December 31, 2015
	March 1, 2015 to May 30, 2015	May 31, 2015 to August 29, 2015	August 30, 2015 to November 28, 2015	November 29, 2015 to December 31, 2015

Total revenues	$224	$188	$326	$103

Total operating expenses	2,345	1,769	2,663	806

Operating loss	(2,121)	(1,581)	(2,337)	(703)

Interest (expense) income, net	(120)	(83)	(54)	11
Amortization of deferred finance costs	-	-	-	(63)
Reduction of claims liability	230	300	27	-

Loss before taxes	(2,011)	(1,364)	(2,364)	(755)

Tax expense	4	-	22	41

Net loss available to common stockholders	$(2,015)	$(1,364)	$(2,386)	$(796)

Loss per share - basic and diluted	$(0.10)	$(0.07)	$(0.12)	$(0.03)

Weighted average number of common shares - basic and diluted	20,053	20,124	20,159	23,877

NOTE 16 – SUBSEQUENT EVENTS

On January 23, 2017, we received approximately $1.0 million as part of a settlement concerning, among other things, funds that were being held as collateral by our pre-petition insurance carrier on account of escrows and draws on certain letters of credit. These funds had not been reported on our balance sheet as management previously deemed the funds to be uncollectable.

On February 14, 2017, we sold an aggregate of 3,585,000 shares of common stock in a private placement at a purchase price of $7.50 per share, for aggregate gross proceeds of $26,887,500. We anticipate using proceeds from the private placement for the development of 77 Greenwich, potential new real estate acquisition and investment opportunities and for working capital.

Our Board of Directors also approved a rights offering of up to 3,700,000 shares of our common stock to be made to our holders of common stock, as of March 1, 2017, which would entitle the security holders as of the record date to purchase shares of common stock at $7.50 per share.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender. The lines, which are secured by our properties located in Paramus, New Jersey and Westbury, New York, mature in 12 months. We have an option to extend the maturity date of each line for an additional 12 months, subject to certain conditions. The lines, which bear interest at 100 basis points over prime with a floor of 3.75%, are pre-payable at any time without penalty.

Schedule III - Consolidated Real Estate and Accumulated Depreciation
			(dollars in thousands)
		Initial Cost				Amounts at which Carried at December 31, 2016
Property Description	Encumbrances	Land	Air Rights	Building & Improvements (1)	Cost Capitalized Subsequent to Acquisition	Land	Air Rights	Building & Improvements (1)	Total	Accumulated Depreciation	Date of Acquisition (A) / Construction (C)

77 Greenwich, NY	$40,000	$5,500	$9,134	$3,587	$19,990	$5,500	$9,134	$23,577	$38,211	$-	1990

Paramus, NJ	-	908	-	640	3,147	908	-	3,787	4,695	-	1980 (A) / 1984 (C)

Westbury, NY	-	4,920	-	1,707	4,179	4,920	-	5,886	10,806	-	1988 (A)/1989 (A) / 1989 (C)

West Palm Beach, FL	9,100	2,452	-	3,707	2,656	2,452	-	6,363	8,815	(2,143)	2001
	$49,100	$13,780	$9,134	$9,641	$29,972	$13,780	$9,134	$39,613	$62,527	$(2,143)

(1)	Depreciation on buildings and improvements reflected in the consolidated statement of operations is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(2)	(a) Reconciliation of Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended December 31, 2016	Period from March 1, 2015 through December 31, 2015

Balance at beginning of period	$44,576	$32,938
Additions	17,951	11,638
Balance at end of period	$62,527	$44,576

The aggregate cost of land, building and improvements, before depreciation, for federal income tax purposes at December 31, 2016 was $53.4 million (unaudited).

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended December 31, 2016	Period from March 1, 2015 through December 31, 2015

Balance at beginning of period	$1,938	$1,817
Depreciation related to real estate	205	121
Balance at end of period	$2,143	$1,938

