Form 10-Q
period 2017-03-31
Trinity Place Holdings Inc.
filed 2017-05-09
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 9, 2017, there were 31,426,077 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS

Real estate, net	$64,009	$60,384
Cash and cash equivalents	26,679	4,678
Restricted cash	4,388	3,688
Investment in unconsolidated joint venture	13,676	13,939
Receivables, net	108	220
Deferred rents receivable	587	543
Prepaid expenses and other assets, net	2,227	2,149
Total assets	$111,674	$85,601

LIABILITIES

Loans payable, net	$48,757	$48,705
Secured lines of credit	-	-
Accounts payable and accrued expenses	2,956	2,935
Pension liabilities	5,733	5,936
Total liabilities	57,446	57,576

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 34,444,293 and 30,679,566 shares issued at March 31, 2017 and December 31, 2016, respectively; 29,343,441 and 25,663,820 shares outstanding at March 31, 2017 and December 31, 2016, respectively	344	307
Additional paid-in capital	115,063	87,521
Treasury stock (5,100,852 and 5,015,746 shares at March 31, 2017 and December 31, 2016, respectively)	(51,781)	(51,086)
Accumulated other comprehensive loss	(3,161)	(3,161)
Accumulated deficit	(6,237)	(5,556)

Total stockholders' equity	54,228	28,025

Total liabilities and stockholders' equity	$111,674	$85,601

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Revenues
Rental revenues	$339	$318
Tenant reimbursements	121	157

Total revenues	460	475

Operating Expenses
Property operating expenses	171	157
Real estate taxes	71	49
General and administrative	1,350	2,174
Transaction related costs	46	35
Depreciation and amortization	124	104

Total operating expenses	1,762	2,519

Operating loss	(1,302)	(2,044)

Equity in net loss from unconsolidated joint venture	(271)	-
Interest (expense) income, net	(68)	73
Amortization of deferred finance costs	(82)	(2)
Reduction of claims liability	1,043	135

Loss before taxes	(680)	(1,838)

Tax expense	1	-

Net loss available to common stockholders	$(681)	$(1,838)

Loss per share - basic and diluted	$(0.02)	$(0.07)

Weighted average number of common shares - basic and diluted	27,560	25,284

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2016 (audited)	30,680	$307	$87,521	(5,016)	$(51,086)	$(5,556)	$(3,161)	$28,025

Net loss available to common stockholders	-	-	-	-	-	(681)	-	(681)
Sale of common stock, net	3,587	35	26,566	-	-	-	-	26,601
Settlement of stock awards	177	2	-	(85)	(695)	-	-	(693)
Stock-based compensation expense	-	-	976	-	-	-	-	976

Balance as of March 31, 2017 (unaudited)	34,444	$344	$115,063	(5,101)	$(51,781)	$(6,237)	$(3,161)	$54,228

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(681)	$(1,838)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities:
Depreciation and amortization	124	104
Amortization of deferred finance costs	82	2
Stock-based compensation expense	309	965
Deferred rents receivable	(44)	(151)
Reduction of claims liability	-	(135)
Equity in net loss from unconsolidated joint venture	271	-
Distribution of cumulative earnings from unconsolidated joint venture	62	-
(Increase) decrease in operating assets:
Restricted cash, net	(700)	-
Receivables, net	112	(94)
Prepaid expenses and other assets, net	(186)	101
Decrease in operating liabilities:
Accounts payable and accrued expenses	(1,258)	(2,189)
Pension liabilities	(203)	(203)
Obligation to former Majority Shareholder	-	(6,931)
Net cash used in operating activities	(2,112)	(10,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(1,725)	(2,243)
Investment in unconsolidated joint venture	(70)	-
Net cash used in investing activities	(1,795)	(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of stock awards	(693)	(276)
Proceeds from sale of common stock, net	26,601	-
Net cash provided by (used in) financing activities	25,908	(276)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,001	(12,888)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,678	38,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,679	$25,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$564	$476
Taxes	$-	$38

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment of liability related to stock-based compensation	$-	$(5,140)
Adjustment to retained earnings for capitalized stock-based compensation expense	$-	$(542)
Accrued development costs included in accounts payable and accrued expenses	$1,279	$1,968
Capitalized amortization of deferred financing costs	$14	$85
Capitalized stock-based compensation expense	$667	$2,166

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 1 – BUSINESS

Overview

Trinity Place Holdings Inc. (“Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop or redevelop real estate assets and/or real estate related securities. Currently, our largest asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich is a vacant building that is being demolished and under development as a residential condominium tower that also includes plans for retail and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, properties formerly occupied by a retail tenant in Westbury, New York and Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York. We also continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $230.8 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2017.

Trinity is the successor to Syms Corp. (“Syms”), which also owned Filene’s Basement. Syms and its subsidiaries filed for relief under the United States Bankruptcy Code in 2011. In September 2012, the Syms Plan of Reorganization (the “Plan”) became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred under the Plan. On March 14, 2016, we made the final Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder in the amount of approximately $6.9 million. Together these satisfied our remaining payment and reserve obligations under the Plan.

On January 23, 2017, we received approximately $1.0 million as part of a settlement concerning, among other things, funds that were being held as collateral by our pre-petition insurance carrier. This settlement is included in reduction of claims liability on the accompanying condensed consolidated statement of operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with our December 31, 2016 audited consolidated financial statements, as previously filed with the SEC in our 2016 Annual Report on Form 10-K (the “2016 Annual Report”), and other public information.

a.	Principles of Consolidation - The condensed consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings of these unconsolidated joint ventures is included in our condensed consolidated statement of operations (see Note 12 - Investment in Unconsolidated Joint Venture). All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2017, we had no VIEs.

We assess the accounting treatment for our joint venture. This assessment includes a review of the joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements may contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

b.	Investment in Unconsolidated Joint Venture - We account for our investment in our unconsolidated joint venture under the equity method of accounting. We also assess our investment in unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the value of our equity investment was impaired at March 31, 2017 or December 31, 2016.

c.	Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. We have not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and salaries and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begins when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during the three months ended March 31, 2017 or March 31, 2016.

i.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

k.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

l.	Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements and secured lines of credit (see Note 5 - Loans Payable and Secured Lines of Credit) and tenant related security deposits.

m.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

n.	Stock-Based Compensation – We have granted stock-based compensation, which is described in Note 11 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

o.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740-10-30, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both March 31, 2017 and December 31, 2016, we had determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2017, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to certain federal, state, and certain local and franchise taxes.

p.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

q.	Deferred Financing Costs – Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the condensed consolidated balance sheets for mortgage financings and are included in other assets for our secured lines of credit. These costs are amortized over the terms of the related financing arrangements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

r.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

s.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

t.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05, Other Income-Gains and Losses from the De-recognition of Nonfinancial Assets (Subtopic 610-20) to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for annual reporting periods after December 16, 2017, including interim reporting period within that reporting period. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. We adopted the guidance on the issuance date effective January 5, 2017. We expect that most of our real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.

Note 3 – Real Estate, Net

As of March 31, 2017 and December 31, 2016, real estate, net, includes the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)

Real estate under development	$57,397	$53,712
Buildings and building improvements	5,792	5,794
Tenant improvements	571	569
Land	2,452	2,452
	66,212	62,527
Less: accumulated depreciation	2,203	2,143
	$64,009	$60,384

Real estate under development consists of the 77 Greenwich, Paramus, New Jersey and Westbury, New York properties. Buildings and building improvements, tenant improvements and land consist of the West Palm Beach, Florida property.

Depreciation expense amounted to $60,000 and $41,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Note 4 – Prepaid Expenses and Other Assets, Net

As of March 31, 2017 and December 31, 2016, prepaid expenses and other assets, net, include the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	756	867
Lease commissions	426	433
Other	715	417
	3,987	3,807
Less: accumulated amortization	1,760	1,658
	$2,227	$2,149

Note 5 – Loans Payable and Secured Lines of Credit

Mortgages

77 Greenwich Loan

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets (“TPH Greenwich Borrower”), entered into a loan agreement with Sterling National Bank as lender and administrative agent (the “Agent”), and Israel Discount Bank of New York, as lender (the “Lender”), pursuant to which we borrowed $40.0 million (the “77 Greenwich Loan”). The 77 Greenwich Loan can be increased up to $50.0 million, subject to satisfaction of certain conditions. The 77 Greenwich Loan, which was scheduled to mature on February 8, 2017, was extended to August 8, 2017. We are currently evaluating our options which include, among others, an extension of the existing loan or refinancing as part of a construction loan.

The 77 Greenwich Loan bears interest at a rate per annum equal to the greater of (i) the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.50% and requires interest only payments through maturity. The interest rate on the 77 Greenwich Loan was 4.50% through December 16, 2015, when it was then increased to 4.75% through December 15, 2016 when it was then increased to 5.00% through March 16, 2017 when it was then increased to 5.25% where it still remained at March 31, 2017.

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

The 77 Greenwich Loan agreement requires TPH Greenwich Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Greenwich Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding loans. The 77 Greenwich Loan agreement also provides for certain events of default. As of March 31, 2017, TPH Greenwich Borrower was in compliance with all 77 Greenwich Loan covenants.

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

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender will provide a loan to the TPH Forest Hill Borrower in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). TPH Forest Hill Borrower borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective interest rate was 2.75% through December 31, 2016 when it was then increased to 3.07% where it still remained at March 31, 2017. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the TPH Forest Hill Borrower’s fee interest in our West Palm Beach, Florida property. The WPB Loan requires the TPH Forest Hill Borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of March 31, 2017, the TPH Forest Hill Borrower was in compliance with all WPB Loan covenants.

On May 11, 2016 we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap for the 30-day LIBOR rate on the notional amount of $9.1 million. The fair value of the interest rate cap as of March 31, 2017 and December 31, 2016 is recorded in prepaid expenses and other assets in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the three months ended March 31, 2017, we recognized the change in value of the interest rate cap of approximately $1,000 in interest expense.

Secured Lines of Credit

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender. The lines, which are secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, mature on February 22, 2018. We have an option to extend the maturity date of each line for an additional 12 months, subject to certain conditions. The lines, which bear interest at 100 basis points over Prime, as defined, with a floor of 3.75%, are pre-payable at any time without penalty. As of March 31, 2017, we have not borrowed under these lines of credit.

Interest

Consolidated interest expense (income) net, includes the following (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Interest expense	$575	$480
Interest capitalized	(504)	(472)
Interest income	(3)	(81)
Interest expense (income), net	$68	$(73)

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

The fair values of cash and cash equivalents, receivables, prepaid expenses and other assets, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of the short-term nature of these instruments. The fair value of each of the loans payable approximated their carrying value as all our loans are variable-rate instruments.

Note 7 – Pension and Profit Sharing Plans

Pension Plans - Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of March 31, 2017 and December 31, 2016, we had a recorded liability of $3.4 million, which is included in pension liabilities on the accompanying condensed consolidated balance sheets. We currently intend to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules, although we may terminate the Syms pension plan. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination.

Prior to the Bankruptcy, certain employees were covered by collective bargaining agreements and participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to the remaining pension fund. As of March 31, 2017 and December 31, 2016, we had a recorded liability of $2.3 million and $2.5 million, respectively, which is reflected in pension liabilities on the accompanying condensed consolidated balance sheets. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $3.6 million to the Syms sponsored plan and approximately $4.6 million to the multiemployer plans from September 17, 2012 through March 31, 2017. No amounts were funded during the three months ended March 31, 2017 and March 31, 2016 to the Syms sponsored plan and $0.2 million was funded to the multiemployer plan during each of the three months ended March 31, 2017 and March 31, 2016.

Note 8 – Commitments

a.	Leases - Our corporate office located at 717 Fifth Avenue, New York, New York has a remaining lease obligation of $0.2 million payable through September 2017. The rent expense paid for this operating lease for the three months ended March 31, 2017 was approximately $75,000.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

Note 9 – Income Taxes

At March 31, 2017, we had federal NOLs of approximately $230.8 million. These NOLs will expire in years through fiscal 2034. At March 31, 2017, we also had state NOLs of approximately $100.7 million. These NOLs expire between 2029 and 2034. We also had the New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $95.5 million and $95.3 million was recorded as of March 31, 2017 and December 31, 2016, respectively.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares, $0.01 par value per share, consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank check preferred stock, $0.01 par value per share. As of March 31, 2017 and December 31, 2016, there were 34,444,293 shares and 30,679,566 shares of common stock issued, respectively, and 29,343,441 shares and 25,663,820 shares of common stock outstanding, respectively.

On February 14, 2017, we issued an aggregate of 3,585,000 shares of common stock in a private placement at a purchase price of $7.50 per share, and received gross proceeds of $26,887,500. We anticipate using the proceeds from the private placement for the development of 77 Greenwich, potential new real estate acquisitions and investment opportunities and for working capital.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2016, we issued 120,299 shares of our common stock for aggregate gross proceeds of $1.2 million (excluding approximately $218,000 in professional and brokerage fees) at a weighted average price of $9.76 per share. For the three months ended March 31, 2017, we issued 2,492 shares of our common stock and received gross proceeds of $23,000 at a weighted average price of $9.32 per share. As of March 31, 2017, $10.8 million of common stock remained available for issuance under the ATM Program.

Preferred Stock

We are authorized to issue two shares of preferred stock, one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of Series A preferred stock was issued to a trustee acting for the benefit of our creditors. The share of Series B preferred stock was issued to the former Majority Shareholder. The share of special stock was issued and sold to Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue), and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

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

Note 11 – Stock-Based Compensation

Restricted Stock Units

During the three months ended March 31, 2017, we granted 8,600 Restricted Stock Units (“RSUs”) to certain employees. The RSUs vest and settle over various times in a two year period, subject to each employee’s continued employment. The weighted average fair value at grant date for these shares was $9.13 per share, or approximately $79,000. Approximately $19,000 in RSU expense related to these shares was amortized for the three months ended March 31, 2017, of which $8,000 was capitalized in real estate under development for the three months ended March 31, 2017.

Our RSU activity for the three months ended March 31, 2017 was as follows:

	Three Months Ended March 31, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,621,235	$6.38
Granted RSUs	8,600	$9.13
Vested	(659,117)	$6.44
Non-vested at end of period	970,718	$6.36

As of March 31, 2017, there was approximately $3.1 million of total unrecognized compensation cost related to RSUs which is expected to be recognized through December 2020.

During the three months ended March 31, 2017, we issued 177,234 shares of common stock to our Chief Executive Officer (the “CEO”) and to other employees to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 85,105 shares to provide for the CEO’s and other employees’ withholding tax liability at the applicable statutory withholding rates.

Note 12 – Investment in Unconsolidated Joint Venture

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity (the “Property Owner”) for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded indirectly by us).  The Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  The Company and the joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016

ASSETS

Real estate, net	$53,982	$54,310
Cash and cash equivalents	309	77
Restricted cash	330	52
Tenant and other receivables, net	42	101
Prepaid expenses and other assets, net	103	169
Intangible assets, net	13,960	14,362
Total assets	$68,726	$69,071

LIABILITIES

Mortgage payable, net	$40,842	$40,799
Accounts payable and accrued expenses	533	403
Total liabilities	41,375	41,202

MEMBERS' EQUITY

Members' equity	28,509	28,485
Accumulated deficit	(1,158)	(616)
Total members equity	27,351	27,869

Total liabilities and members' equity	$68,726	$69,071

Our investment in unconsolidated joint venture	$13,676	$13,939

The statement of operations for the unconsolidated joint venture for the three months ended March 31, 2017 is as follows (in thousands):

Three Months Ended March 31, 2017

Revenues
Rental revenues	$795
Other income	1

Total revenues	796

Operating Expenses
Property operating expenses	197
Real estate taxes	12
General and administrative	3
Interest expense, net	349
Transaction related costs	5
Amortization	445
Depreciation	327

Total operating expenses	1,338

Net loss	$(542)

Our equity in net loss from unconsolidated joint venture	$(271)

Note 13 – Subsequent Events

On April 5, 2017, we consummated our previously announced common stock rights offering (the “Rights Offering”) at a subscription price of $7.50 per share. The consummation of the Rights Offering resulted in the issuance of 1,884,564 shares of our common stock and we received gross proceeds of $14.1 million.

On April 10, 2017, we entered into a purchase and sale agreement, effective as of April 7, 2017, pursuant to which we will sell our property located at 695 Merrick Avenue, Westbury, New York for a total purchase price of $16.0 million. The purchaser has funded a hard deposit of $1.6 million. The sale is expected to close during the third quarter of 2017, subject to customary closing conditions.  This property was formerly a Syms retail store.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Trinity Place Holdings Inc. (referred to in this Quarterly Report on Form 10-Q as “Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to own, invest in, manage, develop or redevelop real estate assets and/or real estate related securities. Currently, our largest asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. We also own a retail strip center located in West Palm Beach, Florida and properties formerly occupied by a retail tenant in Westbury, New York and Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York (see Properties below for a more detailed description of our properties). We also continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $230.8 million of federal net operating loss carryforwards(“NOLs”) at March 31, 2017.

As described in greater detail in Note 1 – Business - Overview, the predecessor to Trinity is Syms Corp. (“Syms”). Syms and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Court”) in 2011. In August 2012, the Court entered an order confirming the Syms Plan of Reorganization (the “Plan”). In September 2012, the Plan became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

From the effective date of the Plan in 2012 through the date the General Unsecured Claims Satisfaction occurred, our business plan was historically focused on the monetization of our commercial real estate properties, including the development of 77 Greenwich, and the payment of approved claims in accordance with the terms of the Plan. During the period from the effective date of the Plan through September 2014, we sold 14 properties and paid approximately $116.4 million in respect of approved claims. These payments reflect cumulative improvements of approximately $11.5 million in respect of all claim payments made to date as compared with amounts initially estimated. As of March 31, 2017, the amount of remaining multiemployer pension plan claims was $2.3 million (see Note 7 – Pension and Profit Sharing Plans to the condensed consolidated financial statements). In addition, we had other pension liabilities of $3.4 million.

On January 23, 2017, we received approximately $1.0 million as part of a settlement concerning, among other things, funds that were being held as collateral by our pre-petition insurance carrier on account of escrows and draws on certain letters of credit.

Properties

The table below provides information on the properties we owned at March 31, 2017:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at March 31, 2017		Occupancy at March 31, 2017	Occupancy at March 31, 2016

Owned Locations

New York, New York (77 Greenwich)	Property under development	57,000	-	N/A	(1)	N/A	N/A

Paramus, New Jersey	Property under development	77,000	-	-	(2)	100.0%	5.2%

West Palm Beach, Florida	Operating property	112,000	-	68.9	%(3)	68.9%	67.8%

Westbury, New York	Property under development	92,000	-	-	(4)	100.0%	-

Total Owned Square Feet		338,000

Joint Venture

223 North 8th Street, Brooklyn, New York	Multi-family	65,000	95	91.6	%(5)	91.6%	-
- 50% owned
Grand Total Square Feet		403,000

(1)  77 Greenwich. The 77 Greenwich property consists of a vacant six-story commercial building of approximately 57,000 square feet, yielding approximately 173,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building. We are currently in the pre-development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet as described above. The plans call for approximately 90 luxury residential condominiums and 7,600 square feet of retail space on Greenwich Street, as well as a 476-seat elementary school serving New York City District 2. The school project has obtained city council and mayoral approval. Environmental remediation was completed and demolition has started. Demolition is expected to be completed in the second quarter of 2017, after which foundation work is expected to begin. The 77 Greenwich Loan matures on August 8, 2017. We are currently evaluating our options which include, among others, an extension of the existing loan or refinancing as part of a construction loan.

(2)  Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016 when the tenant vacated the property. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon one month’s notice to the other party, which has since been extended to end on March 31, 2018. The outparcel building is leased to a tenant whose lease expires on March 31, 2018. The tenant has been in the space since 1996. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We have entered into an option agreement with an investment grade tenant who will construct a new building after we obtain approvals and demolish the existing buildings. The option agreement includes a fully negotiated lease agreement. This transaction is subject to town approvals.

(3) West Palm Beach Property.The West Palm Beach property consists of a one-story neighborhood retail strip center that is comprised of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment and repositioning of the center was completed in 2016. We will incur additional lease-up costs as the current vacancies are filled. Our two largest tenants, Walmart Marketplace, with 41,662 square feet of space and Tire Kingdom, a national credit tenant who took possession of a 5,400 square feet outparcel, opened for business in June, 2016.

(4) Westbury Property. The Westbury property consists of a one-story building and lower level that in the aggregate contains approximately 92,000 square feet of rentable space. The land area of the Westbury property consists of approximately 256,000 square feet, or approximately 6.0 acres. As of March 28, 2016, we entered into a short term license agreement with New York Community Bank to lease a portion of the parking lot of the Westbury property. This agreement ended on October 31, 2016. We also entered into a twelve month license agreement with Restoration Hardware that began on June 1, 2016, which expiration date has since been extended to January 31, 2018.

(5) 223 North 8th Street. Through a joint venture with Pacolet Milliken Enterprises, Inc., we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) on 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421a real estate tax abatement.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of March 31, 2017, excluding the license agreements with Restoration Hardware (dollars in thousands):

	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2017 (B)	2	2,400	$29
2018	1	4,000	140
2019	-	-	-
2020	8	12,488	245
2021	2	7,063	119
Thereafter	6	55,462	1,121
	19	81,413	$1,654

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

(B)	Reflects tenants with a month-to-month tenancy.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. A summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation). Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2016 Annual Report on Form 10-K (the “2016 Annual Report”) for the year ended December 31, 2016.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Rental revenues increased by $21,000 to $339,000 during the three months ended March 31, 2017 from $318,000 during the three months ended March 31, 2016. The increase in rental revenues was mainly due to the increased tenant occupancy at the West Palm Beach, Florida property. Tenant reimbursements decreased by $36,000 to $121,000 during the three months ended March 31, 2017 from $157,000 during the three months ended March 31, 2016. The decrease in tenant reimbursements was mainly due to the catch-up of real estate tax recoveries in 2016 for certain tenants whose leases commenced in 2015.

Property operating expenses increased by $14,000 to $171,000 for the three months ended March 31, 2017 from $157,000 during the three months ended March 31, 2016. These amounts consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property. The increase was mainly due to the increased tenant occupancy at the West Palm Beach, Florida property.

Real estate tax expense increased by $22,000 to $71,000 for the three months ended March 31, 2017 from $49,000 during the three months ended March 31, 2016. The increase related to increased real estate taxes at the West Palm Beach, Florida property.

General and administrative expenses for the three months ended March 31, 2017 were approximately $1.4 million. Of this amount, approximately $0.3 million related to stock-based compensation, $0.4 million related to payroll and payroll related expenses, $0.4 million related to other corporate costs including board fees, corporate office rent and insurance and $0.3 million related to legal, accounting and other professional fees. General and administrative expenses for the three months ended March 31, 2016 were approximately $2.2 million. Of this amount, approximately $1.0 million related to stock-based compensation, $0.4 million related to payroll and payroll related costs, $0.4 million related to other corporate costs including board fees, corporate office rent and insurance and $0.4 million related to legal, accounting and other professional fees. The overall decrease is mainly a result of reduced stock based compensation of approximately $0.7 million related to approximately 99,000 restricted stock units (“RSUs”) that were granted and immediately vested in the first quarter of 2016.

Transaction related costs increased by $11,000 to $46,000 for the three months ended March 31, 2017 from $35,000 for the three months ended March 31, 2016. These costs represent professional fees and other costs incurred in connection with formation activities and underwriting and evaluating potential acquisitions and investments for deals that were not consummated.

Depreciation and amortization expense for the three months ended March 31, 2017 was approximately $124,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $60,000 and the amortization of trademarks and lease commissions of approximately $64,000. Depreciation and amortization expense for the three months ended March 31, 2016 was approximately $104,000. These costs consisted of depreciation for the West Palm Beach, Florida property of $41,000 and the amortization of trademarks and lease commissions of approximately and $63,000.

Operating loss for the three months ended March 31, 2017 was approximately $1.3 million compared with $2.0 million for the three months ended March 31, 2016.

Equity in net loss from unconsolidated joint venture was approximately $271,000. This amount represents our 50% share in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the loss is primarily comprised of operating income of $294,000 offset by depreciation and amortization of $387,000, interest expense of $175,000 and other expenses of $3,000.

Interest expense, net, for the three months ended March 31, 2017 was approximately $68,000, which consisted of $575,000 of gross interest incurred offset by $504,000 of capitalized interest and $3,000 of interest income. Interest income, net, for the three months ended March 31, 2016 was approximately $73,000 which consisted of $480,000 of gross interest incurred offset by $472,000 of capitalized interest and $81,000 of interest income. The increase in interest expense, net, for the three months ended March 31, 2017 of $141,000 is primarily attributable to the $9.1 million loan we entered into in May 2016 (see Note 5 – Loans Payable and Secured Lines of Credit), we had a lower average daily cash balance of $20.0 million during the three months ended March 31, 2017 compared with $37.5 million for the same period last year, and interest rates increased period over period.

Amortization of deferred financing costs for the three months ended March 31, 2017 was approximately $96,000, of which $14,000 was capitalized to real estate under development. Amortization of deferred financing costs for the three months ended March 31, 2016 was approximately $87,000 of which $85,000 was capitalized to real estate under development.

We recorded an adjustment to our claims liability for the three months ended March 31, 2017 of $1.0 million due to the settlement with our insurance carrier. We recorded an adjustment to our claims liability for the three months ended March 31, 2016 of $135,000 which was due mainly to the positive settlement of the former Majority Shareholder liability.

We recorded approximately $1,000 in tax expense for the three months ended March 31, 2017. We recorded no tax expense for the three months ended March 31, 2016.

Net loss available to common stockholders for the three months ended March 31, 2017 was approximately $681,000 compared to $1.8 million for the three months ended March 31, 2016.

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

As of March 31, 2017, we had total cash of $31.1 million, of which approximately $26.7 million was cash and cash equivalents and approximately $4.4 million was restricted cash. As of December 31, 2016, we had total cash of $8.4 million, of which approximately $4.7 million was cash and cash equivalents and approximately $3.7 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements (see Note 5 – Loans Payable and Secured Lines of Credit to our condensed consolidated financial statements) and tenant related security deposits. The increase in total cash during the period from January 1, 2017 to March 31, 2017 was primarily the result of the closing on a private placement of common shares in February 2017 in which we raised proceeds of approximately $26.6 million (net of $0.3 million in costs) which was partially offset by payments for operating expenses and pre-development activities.

On April 5, 2017, we consummated our previously announced common stock rights offering (the “Rights Offering”) at a subscription price of $7.50 per share. The consummation of the Rights Offering resulted in the issuance of 1,884,564 shares of our common stock and we received gross proceeds of $14.1 million (see also Note 13 – Subsequent Events to our condensed consolidated financial statements).

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million with Sterling National Bank as lender. The lines, which are secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, mature on February 22, 2018. We have an option to extend the maturity date of each line for an additional 12 months, subject to certain conditions. The lines, which bear interest at 100 basis points over prime with a floor of 3.75%, are prepayable at any time without penalty (see Note 5 – Loans Payable and Secured Lines of Credit to our condensed consolidated financial statements for further discussion). As of March 31, 2017, we have not borrowed against these lines of credit.

Cash Flows

Cash Flows for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net cash used in operating activities was approximately $2.1 million for the three months ended March 31, 2017 as compared to approximately $10.4 million for the three months ended March 31, 2016. The decrease of $8.3 million was mainly due to a one-time $6.9 million payment to the former majority shareholder that was made during the three months ended March 31, 2016.

Net cash used in investing activities for the three months ended March 31, 2017 was approximately $1.8 million as compared to approximately $2.2 million for the three months ended March 31, 2016. The decrease in net cash used in investing activities of approximately $0.5 million mainly pertained to redevelopment work that was performed at our West Palm Beach, Florida location during the three months ending March 31, 2016. There was no equivalent work performed during the same period this year.

Net cash provided by financing activities for the three months ended March 31, 2017 was approximately $25.9 million as compared to net cash used in financing activities of approximately $0.3 million for the three months ended March 31, 2016. This increase from prior year mainly pertains to our private placement of common shares in February 2017 in which we raised net proceeds of approximately $26.6 million, which was partially offset by an increase of $0.4 million from the prior year related to the repurchase of common stock from certain employees in order to pay withholding taxes on the common stock which vested to those employees.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at March 31, 2017 were approximately $230.8 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $95.5 million was recorded as of March 31, 2017.

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

Our certificate of incorporation includes a provision intended to help preserve certain tax benefits primarily associated with our NOLs (the “Protective Amendment”). The Protective Amendment generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in an increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our ability to execute our business plan, including as it relates to the development of our current largest asset, a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan;

•	adverse trends in the Manhattan condominium market;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	our limited operating history;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	risks associated with acquisitions and investments in owned and leased real estate generally;

•	our ability to enter into new leases and renew existing leases;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	the influence of certain significant stockholders;

•	potential conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our net operating loss carryforwards (“NOLs”) and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal and state income tax purposes;

•	the failure of our wholly-owned subsidiaries to repay outstanding indebtedness;

•	stock price volatility;

•	loss of key personnel;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	competition;

•	risks associated with partnerships or joint ventures; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2016 Annual Report for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in the aforementioned 2016 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

The foregoing discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2017 and March 31, 2016 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2016 Annual Report.

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

As of March 31, 2017, our debt consisted of two variable-rate secured mortgage loans payable, with carrying values of $40.0 million and $9.1 million, which approximated their fair value at March 31, 2017. We also had undrawn secured lines of credit. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As of March 31, 2017, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 12 – Investment in Unconsolidated Joint Venture), which approximated its fair value at March 31, 2017. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint ventures’ variable-rate debt by $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint ventures’ variable-rate debt by $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of March 31, 2017, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There are no material changes to the Risk Factors as disclosed in our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2017, we sold an aggregate of 3,585,000 shares of common stock in a private placement at a purchase price of $7.50 per share, for aggregate gross proceeds of $26,887,500. The sale of the shares of common stock in accordance with the Agreement was made in reliance on the exemption from registration of Section 4(a)(2) of the Securities Act of 1933, as amended. We anticipate using proceeds from the private placement for the development of 77 Greenwich, potential new real estate acquisition and investment opportunities and for working capital.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

4.3	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

10.1	Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of February 14, 2017 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 21, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (audited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 (unaudited) and the three months ended March 31, 2016 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 (unaudited) and three months ended March 31, 2016 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: May 9, 2017	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: May 9, 2017	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)