Form 10-Q
period 2017-09-30
Trinity Place Holdings Inc.
filed 2017-11-08
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission File Number 001-08546

TRINITY PLACE HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2465228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

340 Madison Avenue, New York, New York	10173
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 235-2190

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐

Smaller Reporting Company ☐    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒      No ☐

As of November 8, 2017, there were 31,451,796 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS

Real estate, net	$58,762	$60,384
Cash and cash equivalents	34,876	4,678
Restricted cash	12,519	3,688
Investment in unconsolidated joint venture	12,860	13,939
Receivables, net	145	220
Deferred rents receivable	577	543
Prepaid expenses and other assets, net	2,770	2,149
Total assets	$122,509	$85,601

LIABILITIES

Loans payable, net	$48,294	$48,705
Secured line of credit	-	-
Accounts payable and accrued expenses	4,997	2,935
Pension liabilities	4,867	5,936
Total liabilities	58,158	57,576

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 36,806,915 and 30,679,566 shares issued at September 30, 2017 and December 31, 2016, respectively; 31,451,796 and 25,663,820 shares outstanding at September 30, 2017 and December 31, 2016, respectively	368	307
Additional paid-in capital	130,275	87,521
Treasury stock (5,355,119 and 5,015,746 shares at September 30, 2017 and December 31, 2016, respectively)	(53,666)	(51,086)
Accumulated other comprehensive loss	(3,161)	(3,161)
Accumulated deficit	(9,465)	(5,556)

Total stockholders' equity	64,351	28,025

Total liabilities and stockholders' equity	$122,509	$85,601

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$336	$328	$1,017	$974
Tenant reimbursements	171	208	445	435

Total revenues	507	536	1,462	1,409

Operating Expenses
Property operating expenses	178	144	549	445
Real estate taxes	124	63	345	167
General and administrative	1,509	1,529	4,200	5,272
Transaction related costs	9	49	77	99
Depreciation and amortization	145	121	394	334
Write-off of costs relating to demolished asset	3,426	-	3,426	-

Total operating expenses	5,391	1,906	8,991	6,317

Operating loss	(4,884)	(1,370)	(7,529)	(4,908)

Equity in net loss from unconsolidated joint venture	(296)	-	(804)	-
Interest income (expense), net	20	(12)	(89)	83
Amortization of deferred finance costs	(145)	(39)	(345)	(60)
Reduction of claims liability	-	(2)	1,043	132

Loss before gain on sale of real estate and taxes	(5,305)	(1,423)	(7,724)	(4,753)

Gain on sale of real estate	3,853	-	3,853	-

Tax expense	-	-	(38)	-

Net loss available to common stockholders	$(1,452)	$(1,423)	$(3,909)	$(4,753)

Loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.13)	$(0.19)

Weighted average number of common shares - basic and diluted	31,446	25,483	30,114	25,409

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2016 (audited)	30,680	$307	$87,521	(5,016)	$(51,086)	$(5,556)	$(3,161)	$28,025

Net loss available to common stockholders	-	-	-	-	-	(3,909)	-	(3,909)
Sale of common stock, net	5,472	55	40,506	-	-	-	-	40,561
Settlement of stock awards	655	6	-	(339)	(2,580)	-	-	(2,574)
Stock-based compensation expense	-	-	2,248	-	-	-	-	2,248

Balance as of September 30, 2017 (unaudited)	36,807	$368	$130,275	(5,355)	$(53,666)	$(9,465)	$(3,161)	$64,351

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(3,909)	$(4,753)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities:
Depreciation and amortization	394	334
Amortization of deferred finance costs	345	60
Write-off of costs relating to demolished asset	1,585	-
Stock-based compensation expense	922	1,856
Gain on sale of real estate	(3,853)	-
Deferred rents receivable	(34)	(296)
Reduction of claims liability	-	(135)
Equity in net loss from unconsolidated joint venture	804	-
Distribution of cumulative earnings from unconsolidated joint venture	344	-
(Increase) decrease in operating assets:
Restricted cash, net	(731)	(102)
Receivables, net	75	(208)
Prepaid expenses and other assets, net	(1,057)	(81)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(886)	450
Pension liabilities	(1,069)	(1,184)
Obligation to former Majority Shareholder	-	(6,931)
Net cash used in operating activities	(7,070)	(10,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(7,080)	(12,183)
Investment in unconsolidated joint venture	(69)	-
Net proceeds from the sale of real estate	15,232	-
Restricted cash	(8,100)	(3,444)
Net cash used in investing activities	(17)	(15,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, net	-	8,651
Deferred finance costs	(702)	-
Settlement of stock awards	(2,574)	(1,967)
Net proceeds from sale of common stock	40,561	-
Net cash provided by financing activities	37,285	6,684

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,198	(19,933)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,678	38,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,876	$18,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,810	$1,526
Taxes	$37	$38

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment of liability related to stock-based compensation	$-	$(5,140)
Adjustment to accumulated deficit for capitalized stock-based compensation expense	$-	$(541)
Accrued development costs included in accounts payable and accrued expenses	$2,943	$(1,149)
Capitalized amortization of deferred financing costs	$178	$258
Capitalized stock-based compensation expense	$1,326	$4,077

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Note 1 – Business

Overview

Trinity Place Holdings Inc. (“Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich is a vacant building that was demolished and is under development as a residential condominium tower that also includes plans for retail and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, a property formerly occupied by a retail tenant in Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York. We continue to evaluate new investment opportunities.

We control a variety of intellectual property assets focused on the consumer sector, including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $230.3 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2017.

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

a.	Principles of Consolidation - The condensed consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings (losses) of these unconsolidated joint ventures is included in our condensed consolidated statements of operations. All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2017, we had no VIEs.

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

b.	Investment in Unconsolidated Joint Venture - We account for our investment in our unconsolidated joint venture under the equity method of accounting (see Note 12 - Investment in Our Unconsolidated Joint Venture). We also assess our investment in unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint ventures' projected cash flows. We do not believe that the value of our equity investment was impaired at September 30, 2017 or December 31, 2016.

c.	Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. We have not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during the nine months ended September 30, 2017 or September 30, 2016.

i.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

k.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

l.	Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements and secured line of credit (see Note 5 - Loans Payable and Secured Line of Credit), tenant related security deposits and deposits on property acquisitions.

m.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

n.	Stock-Based Compensation – We have granted stock-based compensation, which is described in Note 11 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

o.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740-10-30, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both September 30, 2017 and December 31, 2016, we had determined that no liabilities are required in connection with unrecognized tax positions. As of September 30, 2017, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to certain federal, state, local and franchise taxes.

p.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

q.	Deferred Finance Costs – Deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the condensed consolidated balance sheets for mortgage financings and are included in other assets for our secured line of credit. These costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

r.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

s.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

t.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. Upon the adoption of ASU No. 2017-01, we evaluate each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

•	Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or
•	The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction).

An acquired process is considered substantive if:

•	The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable, and experienced in performing the process;
•	The process cannot be replaced without significant cost, effort, or delay; or
•	The process is considered unique or scarce.

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. As lessee, we are party to various office leases with future payment obligations aggregating $3.2 million at September 30, 2017 (see Note 8 - Commitments) for which we expect to record right of use assets upon adoption of ASU 2016-02. The new guidance also requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. We do not capitalize internal leasing costs. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective beginning after December 15, 2018, but early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. Management believes the majority of our revenue falls outside of the scope of this guidance and does not anticipate any significant changes to the timing of our revenue recognition. We intend to implement the standard retrospectively with the cumulative effect recognized in retained earnings at the date of application.

Note 3 – Real Estate, Net

As of September 30, 2017 and December 31, 2016, real estate, net, includes the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)

Real estate under development	52,249	$53,712
Buildings and building improvements	5,817	5,794
Tenant improvements	571	569
Land	2,452	2,452
	61,089	62,527
Less: accumulated depreciation	2,327	2,143
	$58,762	$60,384

Real estate under development as of September 30, 2017 consists of the 77 Greenwich and Paramus, New Jersey properties while real estate under development as of December 31, 2016 consists of the 77 Greenwich, Paramus, New Jersey and Westbury, New York properties. Buildings and building improvements, tenant improvements and land at both dates consist of the West Palm Beach, Florida property.

On August 4, 2017, we closed on the sale of our property located in Westbury, New York for a gross sale price of $16.0 million. The sale resulted in a gain of $3.9 million and generated approximately $15.2 million in net proceeds to us.

Depreciation expense amounted to approximately $61,000 and $57,000 for the three months ended September 30, 2017 and September 30, 2016, respectively, and $184,000 and $145,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in depreciation expense for the three and nine months ended September 30, 2017 related to the West Palm Beach, Florida property.

Write-off of costs relating to demolished asset was approximately $3.4 million. This is related to the 77 Greenwich property’s acceleration of depreciation of the building and building improvements and demolition costs at 77 Greenwich due to the completion of demolition of the 57,000 square foot six-story commercial building.

On September 8, 2017, a wholly-owned subsidiary of ours entered into an agreement pursuant to which it acquired an option to purchase a newly built 105-unit, 12 story apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.0 million.  Under the agreement, we are entitled to exercise the option during the period commencing on February 1, 2018 and expiring on February 28, 2018.  We paid an initial deposit of $8.1 million, which is included in restricted cash on the condensed consolidated balance sheet, upon entering into the agreement, which is nonrefundable if we do not exercise the option.  The purchase price will be funded through acquisition financing and cash on hand. The acquisition of this property, which is subject to customary closing conditions, is expected to close in the first quarter of 2018.

Note 4 – Prepaid Expenses and Other Assets, Net

As of September 30, 2017 and December 31, 2016, prepaid expenses and other assets, net, include the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	1,124	867
Lease commissions	461	433
Other	1,189	417
	4,864	3,807
Less: accumulated amortization	2,094	1,658
	$2,770	$2,149

Note 5 – Loans Payable and Secured Line of Credit

Mortgages

77 Greenwich Loan

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets (“TPH Greenwich Borrower”), entered into a loan agreement with Sterling National Bank as lender and administrative agent (the “Agent”), and Israel Discount Bank of New York, as lender (the “Lender”), pursuant to which we borrowed $40.0 million (the “77 Greenwich Loan”). The 77 Greenwich Loan can be increased up to $50.0 million, subject to satisfaction of certain conditions. The 77 Greenwich Loan, which was scheduled to mature on August 8, 2017, was extended to mature on February 8, 2018. We are evaluating our options which include, among others, refinancing the 77 Greenwich Loan as part of a construction loan.

The 77 Greenwich Loan bears interest at a rate per annum equal to the greater of (i) the rate published from time to time by the Wall Street Journal as the U.S. Prime Rate plus 1.25% (the “Contract Rate”) or (ii) 4.50% and requires interest only payments through maturity. The interest rate on the 77 Greenwich Loan was 5.00% as of December 31, 2016 and 5.50% as of September 30, 2017. The Contract Rate will be increased by 1.5% per annum during any period in which TPH Greenwich Borrower does not maintain funds in its deposit accounts with the Agent and the Lender sufficient to make payments then due under the 77 Greenwich Loan documents. TPH Greenwich Borrower can prepay the 77 Greenwich Loan at any time, in whole or in part, without premium or penalty.

The collateral for the 77 Greenwich Loan is TPH Greenwich Borrower’s fee interest in 77 Greenwich and the related air rights, which is the subject of a mortgage in favor of the Agent. TPH Greenwich Borrower also entered into an environmental compliance and indemnification undertaking.

The 77 Greenwich Loan agreement requires TPH Greenwich Borrower to comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, distributions and dividends, disposition of assets and transactions with affiliates. TPH Greenwich Borrower has established blocked accounts with the initial lenders, and pledged the funds maintained in such accounts, in the amount of 9% of the outstanding loans. The 77 Greenwich Loan agreement also provides for certain events of default. As of September 30, 2017, TPH Greenwich Borrower was in compliance with all 77 Greenwich Loan covenants.

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

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender will provide a loan to the TPH Forest Hill Borrower in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). TPH Forest Hill Borrower borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective interest rate was 2.75% as of December 31, 2016 and 3.54% as of September 30, 2017. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the TPH Forest Hill Borrower’s fee interest in our West Palm Beach, Florida property. The WPB Loan requires the TPH Forest Hill Borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of September 30, 2017, the TPH Forest Hill Borrower was in compliance with all WPB Loan covenants.

On May 11, 2016 we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap for the 30-day LIBOR rate on the notional amount of $9.1 million. The fair value of the interest rate cap as of September 30, 2017 and December 31, 2016 is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the nine months ended September 30, 2017, we recognized the change in value of the interest rate cap of approximately $3,000 in interest expense. As of September 30, 2017, the carrying value of the interest rate cap was approximately $6,000.

Secured Line of Credit

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, and which was undrawn, matured on that date. The $9.1 million line of credit, which is secured by the Paramus, New Jersey property, was undrawn as of September 30, 2017 and November 8, 2017. This line of credit was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined, with a floor of 3.75%, and is pre-payable at any time without penalty.

Interest

Consolidated interest (income) expense, net includes the following (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Interest expense	$644	$553	$1,832	$1,549
Interest capitalized	(562)	(486)	(1,602)	(1,438)
Interest income	(102)	(55)	(141)	(194)
Interest (income) expense, net	$(20)	$12	$89	$(83)

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

Note 7 – Pension and Profit Sharing Plans

Pension Plans – Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of September 30, 2017 and December 31, 2016, we had a recorded liability of $2.9 million and $3.4 million, respectively, which is included in pension liabilities on the accompanying condensed consolidated balance sheets. We currently intend to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules, although we may terminate the Syms pension plan. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination.

Prior to the bankruptcy, certain employees were covered by collective bargaining agreements and participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to the remaining pension fund. As of September 30, 2017 and December 31, 2016, we had a recorded liability of $1.9 million and $2.5 million, respectively, which is reflected in pension liabilities on the accompanying condensed consolidated balance sheets. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan.

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.1 million to the Syms sponsored plan and approximately $5.0 million to the multiemployer plans from September 17, 2012 through September 30, 2017. Approximately $0.5 million was funded during the three and nine months ended September 30, 2017 to the Syms sponsored plan and $0.2 million and $0.6 million was funded during the three months and nine months, respectively, ended September 30, 2017 to the multiemployer plan.

Note 8 – Commitments

a.	Leases – As of September 30, 2017, our prior corporate office located at 717 Fifth Avenue, New York, New York had a remaining lease obligation of one month for $31,000 payable through October 31, 2017. The rent expense paid for this operating lease for the three and nine months ended September 30, 2017 was approximately $75,000 and $225,000, respectively. Our new corporate office located at 340 Madison Avenue, New York, New York has a lease obligation of $3.2 million payable through March 31, 2025.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

Note 9 – Income Taxes

At September 30, 2017, we had federal NOLs of approximately $230.3 million. These NOLs will expire in years through fiscal 2034. At September 30, 2017, we also had state NOLs of approximately $104.4 million. These NOLs expire between 2029 and 2034. We also had the New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $96.8 million and $95.3 million as of September 30, 2017 and December 31, 2016, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in equity.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares, $0.01 par value per share, consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank check preferred stock, $0.01 par value per share. As of September 30, 2017 and December 31, 2016, there were 36,806,915 shares and 30,679,566 shares of common stock issued, respectively, and 31,451,796 shares and 25,663,820 shares of common stock outstanding, respectively.

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

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2016, we issued 120,299 shares of our common stock for aggregate gross proceeds of $1.2 million (excluding approximately $218,000 in professional and brokerage fees) at a weighted average price of $9.76 per share. For the three and nine months ended September 30, 2017, we issued no shares and 2,492 shares, respectively, of our common stock and received gross proceeds of $0 and $23,000, respectively, at a weighted average price of $9.32 per share. As of September 30, 2017, $10.8 million of common stock remained available for issuance under the ATM Program.

Preferred Stock

We are authorized to issue two shares of preferred stock, (one share each of Series A and Series B preferred stock), one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of Series A preferred stock was issued to a trustee acting for the benefit of our creditors. The share of Series B preferred stock was issued to the former Majority Shareholder. The share of special stock was issued and sold to Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

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

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Balance available, beginning of period	614,500		770,000
Granted to employees	(8,600)	$9.13	(105,500)	$5.29
Granted to non-employee directors	(18,938)	$6.88	(50,000)	$9.85
Deferred under non-employee director's deferral program	(5,643)	$6.88	-
Balance available, end of period	581,319		614,500

We recognized stock-based compensation expense of approximately $42,000 and $127,000 during the three and nine months ended September 30, 2017, respectively, related to non-employee director stock grants.

Restricted Stock Units

We have typically granted RSUs to certain employees and executive officers each year as part of compensation. These grants have vesting dates ranging from immediate vest at grant date to five years, with a distribution of shares at various dates ranging from the time of vesting up to four years after vesting.

During the nine months ended September 30, 2017, we granted 8,600 RSUs to certain employees. These RSUs vest and settle over various times in a two year period, subject to each employee’s continued employment. Approximately $14,000 and $49,000 in RSU expense related to these shares was amortized for the three and nine months ended September 30, 2017, respectively, of which approximately $3,000 and $15,000 was capitalized in real estate under development for the three and nine months ended September 30, 2017, respectively.

Stock-based compensation expense recognized during the three and nine months ended September 30, 2017 totaled $277,000 and $831,000, respectively, which is net of $311,000 and $1.3 million, respectively, capitalized as part of real estate under development.

Our RSU activity for the nine months ended September 30, 2017 was as follows:

	Nine Months Ended September 30, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,621,235	$6.38
Granted RSUs	8,600	$9.13
Vested	(669,917)	$6.45
Non-vested at end of period	959,918	$6.35

As of September 30, 2017, there was approximately $1.9 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized through December 2020.

During the nine months ended September 30, 2017, we issued 636,355 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 339,375 shares to provide for the employees’ withholding tax liability.

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

During the nine months ended September 30, 2017, 5,643 stock units were deferred under the Deferral Program.

Note 12 – Investment in Our Unconsolidated Joint Venture

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  Trinity and our joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 3.40% at September 30, 2017 and 2.93% at December 31, 2016.

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)	(unaudited)
ASSETS

Real estate, net	$53,350	$54,310
Cash and cash equivalents	236	77
Restricted cash	327	52
Tenant and other receivables, net	25	101
Prepaid expenses and other assets, net	86	169
Intangible assets, net	13,155	14,362
Total assets	$67,179	$69,071

LIABILITIES

Mortgage payable, net	$40,911	$40,799
Accounts payable and accrued expenses	547	403
Total liabilities	41,458	41,202

MEMBERS' EQUITY

Members' equity	27,945	28,485
Accumulated deficit	(2,224)	(616)
Total members' equity	25,721	27,869

Total liabilities and members' equity	$67,179	$69,071

Our investment in unconsolidated joint venture	$12,860	$13,939

The statements of operations for the unconsolidated joint venture for the three and nine months ended September 30, 2017 are as follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
Revenues
Rental revenues	$827	$2,504
Other income	2	4

Total revenues	829	2,508

Operating Expenses
Property operating expenses	256	665
Real estate taxes	12	35
General and administrative	3	8
Interest expense, net	375	1,076
Transaction related costs	-	11
Amortization	446	1,338
Depreciation	328	983

Total operating expenses	1,420	4,116

Net loss	$(591)	$(1,608)

Our equity in net loss from unconsolidated joint venture	$(296)	$(804)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Trinity Place Holdings Inc. (referred to in this Quarterly Report on Form 10-Q as “Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich is a vacant building that was demolished and is under development as a residential condominium tower that also includes plans for retail and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, a property formerly occupied by a retail tenant in Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York (see Properties below for a more detailed description of our properties). On August 4, 2017, we sold our property located in Westbury, New York for a gross sale price of $16.0 million. The sale resulted in a gain of $3.9 million and generated approximately $15.2 million in net proceeds to us. We continue to evaluate new investment opportunities.

We control a variety of intellectual property assets focused on the consumer sector, including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $230.3 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2017.

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

From the effective date of the Plan in 2012 through the date the General Unsecured Claims Satisfaction occurred, our business plan was historically focused on the monetization of our commercial real estate properties, including the development of 77 Greenwich, and the payment of approved claims in accordance with the terms of the Plan. During the period from the effective date of the Plan through March 8, 2016, we sold 14 properties and paid approximately $116.8 million for approved claims. These payments reflect cumulative improvements of approximately $11.5 million in respect of all claim payments made to date as compared with amounts initially estimated. As of September 30, 2017, the amount of remaining multiemployer pension plan claims was $1.9 million (see Note 7 – Pension and Profit Sharing Plans to the condensed consolidated financial statements). In addition, we had other pension liabilities of $2.9 million as of September 30, 2017.

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

On September 8, 2017, a wholly-owned subsidiary of ours entered into an agreement pursuant to which it acquired an option to purchase a newly built 105-unit, 12 story apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.0 million.  Under the agreement, we are entitled to exercise the option during the period commencing on February 1, 2018 and expiring on February 28, 2018.  We paid an initial deposit of $8.1 million upon entering into the agreement, which is nonrefundable if we do not exercise the option.  The purchase price will be funded through acquisition financing and cash on hand. The acquisition of this property, which is subject to customary closing conditions, is expected to close in the first quarter of 2018.

Properties

The table below provides information on the properties we owned at September 30, 2017:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at September 30, 2017	Occupancy at September 30, 2017	Occupancy at September 30, 2016

Owned Locations

New York, New York (77 Greenwich) (1)	Property under development	57,000	-	N/A	N/A	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	-	100.0%	5.2%

West Palm Beach, Florida (3)	Retail	112,000	-	68.9%	68.9%	67.8%

Total Owned Square Feet		246,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	94.7%	94.7%	-

Grand Total Square Feet		311,000

(1)	77 Greenwich. The 77 Greenwich property consisted of a vacant six-story commercial building of approximately 57,000 square feet, yielding approximately 173,000 square feet of zoning floor area as-of-right. We also have ownership of approximately 60,000 square feet of development rights from adjacent tax lots, one of which is owned in fee by us and has a 4-story landmark building. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet as described above. The plans call for approximately 90 luxury residential condominiums and 7,600 square feet of retail space on Greenwich Street, as well as a 476-seat elementary school serving New York City District 2. The school project has obtained city council and mayoral approval. Environmental remediation and demolition was completed in the third quarter of 2017, and excavation and foundation work has begun. The 77 Greenwich Loan, which was scheduled to mature on August 8, 2017, was extended to mature on February 8, 2018. We are evaluating our options with respect to the 77 Greenwich Loan, which include, among others, refinancing the 77 Greenwich Loan as part of a construction loan.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was occupied pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016 when the tenant vacated the property. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon one month’s notice to the other party, which has since been extended to end on March 31, 2018. The outparcel building is leased to a tenant whose lease expires on March 31, 2018. The tenant has been in the space since 1996. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We have entered into an option agreement with Carmax (NYSE:KMX) who will construct a new building after we obtain approvals and demolish the existing buildings. The option agreement includes a fully negotiated ground lease agreement. This transaction is subject to town approvals.

(3)	West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood retail strip center that is comprised of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment and repositioning of the center was completed in 2016. We will incur additional lease-up costs as the current vacancies are filled. Our two largest tenants are Walmart Marketplace, with 41,662 square feet of space and Tire Kingdom, a national credit tenant with a 5,400 square feet outparcel.

(4)	223 North 8th Street. Through a joint venture with Pacolet Milliken Enterprises, Inc., we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) on 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property has a 25-year 421a real estate tax abatement.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of September 30, 2017, excluding the license agreement with Restoration Hardware at the Paramus, New Jersey property and a pop-up store at the West Palm Beach, Florida property (dollars in thousands):

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and nine months ended September 30, 2017 and September 30, 2016 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2016 Annual Report.

These results include revenues and expenses from the Westbury, New York property as of May 8, 2017 when the property was classified as an asset held for sale through its date of sale on August 4, 2017. In prior periods, this property’s revenues and expenses were capitalized as the property was considered as real estate under development.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Rental revenues increased by $8,000 to $336,000 for the three months ended September 30, 2017 from $328,000 for the three months ended September 30, 2016. The increase in rental revenues was mainly due to increased tenancy at the West Palm Beach, Florida property as well as revenues from the Westbury, New York property, partially offset by a non-cash rent adjustment for a tenant at the West Palm Beach, Florida property. Tenant reimbursements decreased by $37,000 to $171,000 for the three months ended September 30, 2017 from $208,000 for the three months ended September 30, 2016. The decrease in tenant reimbursements was mainly due to the sale of the Westbury, New York property on August 4, 2017.

Property operating expenses increased by $34,000 to $178,000 for the three months ended September 30, 2017 from $144,000 for the three months ended September 30, 2016. These amounts consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property as well as from the Westbury, New York property.

Real estate tax expense increased by $61,000 to $124,000 for the three months ended September 30, 2017 from $63,000 for the three months ended September 30, 2016. The increase related to increased real estate taxes at the West Palm Beach, Florida property as well as from the real estate taxes at Westbury, New York property.

General and administrative expenses were essentially flat for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, at approximately $1.5 million. For the three months ended September 30, 2017, of this amount, approximately $277,000 related to stock-based compensation, $479,000 related to payroll and payroll related expenses, $389,000 related to other corporate costs, including board fees, corporate office rent and insurance and $364,000 related to legal, accounting and other professional fees. For the three months ended September 30, 2016, of this amount, approximately $446,000 related to stock-based compensation, $392,000 related to payroll and payroll related costs, $321,000 related to other corporate costs including board fees, corporate office rent and insurance and $370,000 related to legal, accounting and other professional fees.

Transaction related costs decreased by $40,000 to $9,000 for the three months ended September 30, 2017 from $49,000 for the three months ended September 30, 2016. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for deals that were not consummated.

Depreciation and amortization expense increased by approximately $24,000 to $145,000 for the three months ended September 30, 2017 from $121,000 for the three months ended September 30, 2016. For the three months ended September 30, 2017, approximately $61,000 related to depreciation for the West Palm Beach, Florida property, and $84,000 related to the amortization of trademarks and lease commissions. Of the $121,000 for the three months ended September 30, 2016, approximately $29,000 related to depreciation for the West Palm Beach, Florida property and approximately $92,000 related to amortization of trademarks and lease commissions.

Write-off of costs for the three months ended September 30, 2017 relating to demolished asset was approximately $3.4 million. This is related to the 77 Greenwich property’s acceleration of depreciation of the building and building improvements and demolition costs at 77 Greenwich due to the completion of demolition of the 57,000 square foot six-story commercial building.

Operating loss increased by approximately $3.5 million to $4.9 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture for the three months ended September 30, 2017 was approximately $296,000. This amount represents our 50% share in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the loss is primarily comprised of operating income before depreciation of $279,000 offset by depreciation and amortization of $387,000 and interest expense of $188,000.

Interest income, net, increased by approximately $32,000 to $20,000 for the three months ended September 30, 2017 from interest expense, net of $12,000 for the three months ended September 30, 2016. For the three months ended September 30, 2017, $644,000 related to gross interest incurred offset by $562,000 of capitalized interest and $102,000 of interest income. For the three months ended September 30, 2016, $553,000 related to gross interest incurred offset by $486,000 of capitalized interest and $55,000 of interest income. The increase in interest income, net, for the three months ended September 30, 2017 of $32,000 is primarily attributable to the overall increase in interest income on our average daily cash balance of approximately $43.5 million for the three months ended September 30, 2017 as compared to approximately $26.8 million for the three months ended September 30, 2016, partially offset by the interest on the WPB Loan (see Note 5 – Loans Payable and Secured Line of Credit – to our condensed consolidated financial statements) and interest rate increases period over period.

Amortization of deferred finance costs increased by approximately $106,000 to $145,000 for the three months ended September 30, 2017 from $39,000 for the three months ended September 30, 2016. For the three months ended September 30, 2017, $264,000 related to amortization of costs related to obtaining the loans encumbering 77 Greenwich, the West Palm Beach, Florida property and the lines of credit partially offset by $119,000 of costs capitalized to real estate under development. For the three months ended September 30, 2016, $125,000 related to amortization of costs related to obtaining the loans encumbering 77 Greenwich and the West Palm Beach, Florida property partially offset by $86,000 of costs capitalized to real estate under development.

Gain on sale from real estate for the three months ended September 30, 2017 was approximately $3.9 million due to the sale of the Westbury, New York property on August 4, 2017 which generated approximately $15.2 million in net proceeds. No properties were sold during the same period last year.

We recorded no tax expense for the three months ended September 30, 2017 and September 30, 2016, respectively.

Net loss available to common stockholders increased by approximately $29,000 to $1.5 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016.

Results of Operations for the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

Rental revenues increased by $43,000 to $1.0 million for the nine months ended September 30, 2017 from $974,000 for the nine months ended September 30, 2016. The increase in rental revenues was mainly due to the increased tenancy at the West Palm Beach, Florida property as well as revenues at the Westbury, New York property, partially offset by a non-cash rent adjustment for a tenant at the West Palm Beach, Florida property. Tenant reimbursements increased by $10,000 to $445,000 for the nine months ended September 30, 2017 from $435,000 for the nine months ended September 30, 2016. The increase in tenant reimbursements was mainly due to increased tenancy at the West Palm Beach, Florida property as well as revenues at the Westbury, New York property, partially offset by the catch-up of real estate tax recoveries in 2016 for certain tenants whose leases commenced in 2015.

Property operating expenses increased by $104,000 to $549,000 for the nine months ended September 30, 2017 from $445,000 for the nine months ended September 30, 2016. These amounts consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property and the Westbury, New York property. The increase was mainly due to the increased tenancy at the West Palm Beach, Florida property and the Westbury, New York property.

Real estate tax expense increased by $178,000 to $345,000 for the nine months ended September 30, 2017 from $167,000 for the nine months ended September 30, 2016. The increase related to increased real estate taxes at the West Palm Beach, Florida property and the Westbury, New York property.

General and administrative expenses decreased by approximately $1.1 million for the nine months ended September 30, 2017 from approximately $5.3 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, approximately $831,000 related to stock-based compensation, $1.4 million related to payroll and payroll related expenses, $1.2 million related to other corporate costs including board fees, corporate office rent and insurance and $798,000 related to legal, accounting and other professional fees. For the nine months ended September 30, 2016, approximately $1.9 million related to stock-based compensation, $1.2 million related to payroll and payroll related costs, $1.1 million related to other corporate costs including board fees, corporate office rent and insurance and $1.1 million related to legal, accounting and other professional fees. The overall decrease of approximately $1.1 million is mainly a result of a $1.1 million reduction in stock-based compensation related to restricted stock units (“RSUs”) that were granted in the first quarter of 2016, including grants of 99,000 RSUs that vested immediately.

Transaction related costs decreased by $22,000 to $77,000 for the nine months ended September 30, 2017 from $99,000 for the nine months ended September 30, 2016. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for deals that were not consummated.

Depreciation and amortization expense increased by approximately $60,000 to $394,000 for the nine months ended September 30, 2017 from approximately $334,000 for the nine months ended September 30, 2016. For the three months ended September 30, 2017, approximately $184,000 related to depreciation for the West Palm Beach, Florida property and approximately $210,000 related to the amortization of trademarks and lease commissions. For the nine months ended September 30, 2016, approximately $116,000 related to depreciation for the West Palm Beach, Florida property and approximately $218,000 related to the amortization of trademarks and lease commissions. The increase in depreciation and amortization expense for the nine month period ended September 30, 2017 was primarily attributable to West Palm Beach, Florida property.

Write-off of costs for the nine months ended September 30, 2017 relating to demolished asset was approximately $3.4 million. This is related to the 77 Greenwich property’s acceleration of depreciation of the building and building improvements and demolition costs at 77 Greenwich due to the completion of demolition of the 57,000 square foot six-story commercial building.

Operating loss increased by approximately $2.6 million to $7.5 million for the nine months ended September 30, 2017 from $4.9 million for the nine months ended September 30, 2016 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture for the nine months ended September 30, 2017 was approximately $804,000. This amount represents our 50% share in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the loss is primarily comprised of operating income before depreciation of $900,000 offset by depreciation and amortization of $1.2 million, interest expense of $538,000 and other expenses of $6,000.

Interest expense, net increased by approximately $172,000 for the nine months ended September 30, 2017 from interest income, net of approximately $83,000 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, approximately $1.8 million related to gross interest incurred offset by approximately $1.6 million of capitalized interest and $141,000 of interest income. For the nine months ended September 30, 2016, approximately $1.5 million related to gross interest incurred offset by approximately $1.4 million of capitalized interest and $194,000 of interest income. The increase in interest expense, net, for the nine months ended September 30, 2017 of approximately $172,000 is primarily attributable to interest on the WPB Loan (see Note 5 – Loans Payable and Secured Line of Credit – to our condensed consolidated financial statements) and interest rate increases period over period partially offset by an overall increase in interest income on our average daily cash balance of approximately $34.9 million for the nine months ended September 30, 2017 as compared to approximately $31.3 million for the nine months ended September 30, 2016.

Amortization of deferred finance costs increased by approximately $285,000 to $345,000 for the nine months ended September 30, 2017 from $60,000 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, $523,000 related to amortization of costs related to obtaining the loans encumbering 77 Greenwich, the West Palm Beach, Florida property and the lines of credit, partially offset by $178,000 of costs capitalized to real estate under development. For the nine months ended September 30, 2016, $318,000 related to amortization of costs related to obtaining the loan encumbering 77 Greenwich partially offset by $258,000 of costs capitalized to real estate under development.

We recorded an adjustment to our claims liability for the nine months ended September 30, 2017 of $1.0 million due to the settlement with our insurance carrier. We recorded an adjustment to our claims liability for the nine months ended September 30, 2016 of $132,000 which was due mainly to the positive settlement of the former Majority Shareholder liability.

Gain on sale from real estate for the nine months ended September 30, 2017 was approximately $3.9 million due to the sale of the Westbury, New York property on August 4, 2017 which generated approximately $15.2 million in net proceeds. No properties were sold during the same period last year.

We recorded approximately $38,000 in tax expense for the nine months ended September 30, 2017. We recorded no tax expense for the nine months ended September 30, 2016.

Net loss available to common stockholders decreased by $844,000 to $3.9 million for the nine months ended September 30, 2017 from $4.8 million for the nine months ended September 30, 2016.

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

As of September 30, 2017, we had total cash of $47.4 million, of which approximately $34.9 million was cash and cash equivalents and approximately $12.5 million was restricted cash. As of December 31, 2016, we had total cash of $8.4 million, of which approximately $4.7 million was cash and cash equivalents and approximately $3.7 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements (see Note 5 – Loans Payable and Secured Line of Credit - to our condensed consolidated financial statements), tenant related security deposits and deposits on property acquisitions. The increase in total cash during the period from January 1, 2017 to September 30, 2017 was primarily the result of the closing of a private placement of shares of common stock in February 2017 in which we raised proceeds of approximately $26.6 million (net of $0.3 million in costs) as well as the consummation of our Rights Offering in April 2017 in which we raised proceeds of approximately $13.9 million (net of $0.2 million in costs), which was partially offset by payments for operating expenses and pre-development activities. In addition, on August 4, 2017, we sold our property located in Westbury, New York which generated approximately $15.2 million in net proceeds.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, we closed on the sale of the Westbury, New York property and the $2.9 million line of credit that was secured by this property, which was undrawn, matured on that date. The $9.1 million line of credit, which is secured by the Paramus, New Jersey property, was undrawn as of September 30, 2017 and November 9, 2017. This line of credit was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined, with a floor of 3.75%, and is pre-payable at any time without penalty.

Cash Flows

Cash Flows for the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

Net cash used in operating activities was approximately $7.1 million for the nine months ended September 30, 2017 as compared to approximately $11.0 million for the nine months ended September 30, 2016. The decrease of approximately $3.9 million of net cash used was due to the $1.6 million write-off of costs relating to the demolished asset at the 77 Greenwich property due to its completion of demolition and a one-time $6.9 million payment to the former majority shareholder made during the nine months ended September 30, 2016, which was partially offset by the gain on the sale of the Westbury, New York property of approximately $3.9 million.

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $17,000 as compared to approximately $15.6 million for the nine months ended September 30, 2016. The decrease of approximately $15.6 million mainly pertained to the net proceeds from the sale of the Westbury, New York property on August 4, 2017 of approximately $15.2 million as well as approximately $5.1 million less in development work being performed this year at our properties compared to the same period last year, partially offset by approximately $4.7 million more in restricted cash which was used for an $8.1 million initial deposit for the option to purchase a property at 237 11th Street, Brooklyn, New York.

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $37.3 million as compared to approximately $6.7 million for the nine months ended September 30, 2016. This increase mainly results from our private placement of common stock in February 2017 in which we raised net proceeds of approximately $26.6 million as well as our Rights Offering in April 2017 in which we raised net proceeds of approximately $13.9 million, partially offset by an increase of net cash used in financing activities of $0.6 million from the prior year related to the repurchase of common stock from certain employees in order to pay withholding taxes on the common stock which vested during the period as well as $8.7 million of net proceeds last year from the Loan.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy Plan were approximately $162.8 million and believe our U.S. Federal NOLs at September 30, 2017 were approximately $230.3 million. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. Accordingly a valuation allowance of $96.8 million was recorded as of September 30, 2017.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our ability to execute our business plan, including as it relates to the development of our largest asset, a property located at 77 Greenwich Street in Lower Manhattan;

•	adverse trends in the Manhattan condominium market;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	our limited operating history;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	risks associated with acquisitions and investments in owned and leased real estate generally, including risks related to closing, obtaining suitable financing in connection with and achieving the intended benefits of the potential acquisition of the apartment building located at 237 11th Street, Brooklyn, New York;

•	our ability to enter into new leases and renew existing leases;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	the influence of certain significant stockholders;

•	potential conflicts of interest as a result of certain of our directors having affiliations with certain of our stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our NOLs and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal and state income tax purposes;

•	the failure of our wholly-owned subsidiaries to repay outstanding indebtedness;

•	stock price volatility;

•	loss of key personnel;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	competition;

•	risks associated with partnerships or joint ventures; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

As of September 30, 2017, our debt consisted of two variable-rate secured mortgage loans payable, with carrying values of $40.0 million and $9.1 million, which approximated their fair values at September 30, 2017. We also have a secured line of credit of $11.0 million that was undrawn as of September 30, 2017. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.6 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As of September 30, 2017, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 12 – Investment in Our Unconsolidated Joint Venture – to our condensed consolidated financial statements), which approximated its fair value at September 30, 2017. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint ventures’ variable-rate debt by $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint ventures’ variable-rate debt by $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of September 30, 2017, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There are no material changes to the Risk Factors as disclosed in our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

10.1*	Option Agreement, dated as of September 8, 2017, by and between 470 4th Avenue Investors LLC and 470 4th Avenue Fee Owner, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (unaudited) and the three and nine months ended September 30, 2016 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and nine months ended September 30, 2016 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: November 8, 2017	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 8, 2017	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

