Form 10-K
period 2017-12-31
Trinity Place Holdings Inc.
filed 2018-03-15
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 1-08546

TRINITY PLACE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	No. 22-2465228 (I.R.S. Employer Identification No.)

340 Madison Avenue, New York, New York (Address of Principal Executive Offices)	10173 (Zip Code)

Registrant’s telephone number, including area code: (212) 235-2190

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $0.01 Par Value Per Share	NYSE American

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $175,834,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of March 15, 2018, there were 31,554,643 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2018 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our limited revenues from operations and reliance on external sources of financing to fund operations in the future;

•	our ability to execute our business plan, including as it relates to the development of our largest asset, a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan;

•	adverse trends in the Manhattan condominium market;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;

•	competition for new acquisitions;

•	risks associated with acquisitions and investments in owned and leased real estate generally, including risks related to closing, obtaining suitable financing in connection with and achieving the intended benefits of the potential acquisition of the apartment building located at 237 11th Street, Brooklyn, New York (“237 11th Street”);

•	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;

•	risks associated with partnerships or joint ventures;

•	our ability to receive or maintain certain state tax benefits with respect to our properties, and to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;

•	loss of key personnel;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	the failure of our subsidiaries to repay outstanding indebtedness;

•	the effects of new tax laws;

•	our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;

•	risks associated with current political and economic uncertainty;

•	risks associated with breaches of information technology systems;

•	stock price volatility;

•	the influence of certain significant stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our NOLs and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in this Annual Report on Form 10-K, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission (the “SEC”). All forward-looking statements speak only as of the date of this Annual Report on Form 10-K or, in the case of any documents incorporated by reference in this Annual Report on Form 10-K, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

PART I

Item 1.	BUSINESS

Overview

Trinity Place Holdings Inc. (“Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is currently a property located at 77 Greenwich in Lower Manhattan. 77 Greenwich was a vacant building that was demolished and is under development as a residential condominium tower that also includes plans for retail and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, a property formerly occupied by a retail tenant in Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York (see Item 2. Properties for a more detailed description of our properties). We are also under contract to purchase a newly built 105-unit, 12 story apartment building located at 237 11th Street for $81.0 million, which we expect to close in the spring of 2018 (see Transactions, Development and Other Activities During 2017 - Acquisitions and Divestitures below for more details). We continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $231.0 million of federal NOLs at December 31, 2017.

Business and Growth Strategies

Our primary business objective is to maximize the risk adjusted return on investment in our portfolio properties and new acquisitions and investments across all points of the economic cycle. Our strategies to achieve this objective include, among others, the following:

•	Legacy Properties. Continue the development, redevelopment and leasing of our legacy properties, including the development of 77 Greenwich and the redevelopment and repositioning of our legacy retail properties;

•	New Acquisitions and Investments. Identify additional acquisition and investment opportunities, including, but not limited to, the following:

•	high-quality, multi-family real estate in the boroughs of New York City and other select submarkets, that is designed to meet the demands of today’s tenants who desire newly constructed and efficiently designed apartment buildings located in close proximity to public transportation, and manage those facilities so as to become the landlord of choice for both existing and prospective tenants;

•	retail and office properties that present opportunities for us to leverage our redevelopment and repositioning expertise; and

•	opportunistic acquisitions of assets which increase our market share in the markets in which we concentrate, as well as potential new markets, which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing, as well as assets or interests in assets that offer strong long-term fundamentals, but which may be out of favor in the short term;

•	Joint Ventures. Explore joint venture opportunities with existing property owners located in desirable locations, who seek to benefit from the depth of market knowledge and management expertise we are able to provide, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners and operators; and

•	Capital Structure. Enhance our capital structure through our access to a variety of sources of capital and proactively manage our debt maturities.

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

Competitive factors with respect to 77 Greenwich may have a more material effect on us as it is currently our most significant real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of 77 Greenwich to support the growth of the downtown Manhattan neighborhood as a vibrant 24/7 community to work, visit and live. Several privately funded commercial and residential developments are being constructed or have been proposed to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact our plan to maximize the value of 77 Greenwich.

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

Chapter 11 Cases and Plan of Reorganization of Syms Corp.

Trinity is the successor to Syms, which also owned Filene’s Basement. Syms and its subsidiaries filed for relief under the United States Bankruptcy Code in 2011. In September 2012, the Syms Plan of Reorganization (the “Plan”) became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred under the Plan. On March 14, 2016, we made the final Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder in the amount of approximately $6.9 million. Together these satisfied our remaining payment and reserve obligations under the Plan.  In January 2017, we received approximately $1.0 million as part of a settlement concerning, among other things, funds that were being held as collateral by our pre-petition insurance carrier on account of escrows and draws on certain letters of credit. As of December 31, 2017, the amount of remaining multiemployer pension plan claims was $1.7 million (see Note 8 – Pension and Profit Sharing Plans to the Consolidated Financial Statements). In addition, we had other pension liabilities of $2.5 million.

On January 18, 2018, Syms and certain of its subsidiaries (together, the “Reorganized Debtors”) filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) a motion (the “Motion”) for entry of a final decree (the “Final Decree”) (i) closing the chapter 11 cases of the Reorganized Debtors; (ii) terminating the services of the claims and noticing agent; and (iii) retaining the Bankruptcy Court’s jurisdiction as provided for in the Plan, including to enforce or interpret its own orders pertaining to the chapter 11 cases including, but not limited to, the Plan and Final Decree. On the same date, the Reorganized Debtors filed a Final Report in support of the Motion. On February 6, 2018, the Bankruptcy Court entered the Final Decree pursuant to which the chapter 11 cases of the Reorganized Debtors were closed.

The descriptions of certain transactions, payments and other matters contemplated by the Plan above and elsewhere in this Annual Report on Form 10-K are summaries only and do not purport to be complete and are qualified in all respects by the actual provisions of the Plan and related documents.

Trademarks

Various trademarks are controlled and/or owned by us, including “Filene’s Basement”®, “Stanley Blacker”®, “Running of the Brides”® and “An Educated Consumer is Our Best Customer,”® and have been registered with the United States Patent and Trademark Office.

Employees

As of December 31, 2017, we had nine full-time employees and one part time employee staffed in executive, management, finance, accounting, operations and administrative capacities.

General Information about Trinity

Trinity was incorporated in Delaware immediately prior to the effective date of the Plan. Trinity maintains its headquarters at 340 Madison Avenue, New York, New York, 10173, and the telephone number is (212) 235-2190.

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

Risk Factors Related to Our Business

We have not generated a profit and consequently our business plan is difficult to evaluate and our long term viability cannot be assured.

Our prospects for financial success are difficult to assess because we have a limited operating history since we began reporting as a going concern. Our predecessor filed for Chapter 11 relief on November 2, 2011, we were formed, and emerged from bankruptcy on September 14, 2012. We resumed reporting on the going concern basis of accounting on February 10, 2015. Since our formation, we have generated limited revenues and had negative cash flow from operations. The development of our business plan will require substantial capital expenditures. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including, but not limited to capital resources. There can be no assurance that our business will be successful, that we will be able to achieve or maintain a profitable operation, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

We have generated minimal revenues from operations and have limited cash resources, and will be reliant on external sources of capital to fund ongoing operations.

Our revenue generating activities have not yet produced sufficient funds for profitable operations. In addition, we are required to set aside specified minimum levels of liquidity in connection with the development and financing of 77 Greenwich, and we anticipate that we may be required to do so in connection with the development and financing of other current and future properties as well. While 77 Greenwich is currently our most significant asset, the amounts required to be set aside in other situations could also be substantial. As a result, these amounts would not be available for investment or operating activities. Our continued operation will be dependent upon the success of future operations and will require raising additional capital on acceptable terms. We have relied and may continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of capital will be available to us on commercially favorable terms should our capital requirements exceed cash available from operations and existing cash and cash equivalents.

A significant part of our current business plan is focused on the development of 77 Greenwich, and an inability to execute this business plan due to adverse trends in the Manhattan condominium market or otherwise could have a material adverse effect on our financial condition and results of operations.

Our business plan includes the development or redevelopment of our remaining commercial real estate properties and in particular the development of 77 Greenwich, which currently is our largest asset. As a result, our revenues and future growth are heavily dependent on the success of implementing our business plan for 77 Greenwich, which is currently under development.

Our plans for 77 Greenwich currently call for approximately 90 luxury residential condominium apartments, in addition to retail and a New York City elementary school.  There are a variety of factors that determine Manhattan condominium trends and that will ultimately impact the sales and pricing of condominiums at 77 Greenwich, including among others, supply, changes in interest rates, the availability of home mortgages, foreign exchange rates and local employment trends, prices and velocity of sales. Sales of condominiums in general, and in particular in Manhattan, have historically experienced greater volatility than detached single family houses, which may expose us to more risk.  These and other factors fluctuate over time and their status at the time we actually commence sales, which is itself uncertain, is inherently uncertain. An inability to successfully execute our business plan with respect to 77 Greenwich could have a material adverse effect on our financial condition and results of operations.

Our investment in property development for 77 Greenwich and other properties may be more costly than anticipated.

We intend to continue to develop or redevelop our current and future properties. Our current and future development and construction activities, including with respect to 77 Greenwich, may be exposed to the following risks:

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

Investment returns from 77 Greenwich and other properties we may develop may be less than anticipated.

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

We may acquire interests in properties, individual properties and portfolios of properties, including potentially large portfolios that could significantly increase our size and alter our capital structure. Our acquisition and investment activities may be exposed to, and their success may be adversely affected by, the following risks:

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

In addition, if our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce rental rates below our current rates or offer incentives in order to retain tenants upon expiration of their leases or to attract new tenants. Our results of operations and cash flow may be adversely affected as a result of these factors.

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

We formed a joint venture with a third party to acquire and operate The Berkley in Brooklyn, New York. We may become involved in additional partnerships and/or joint ventures in the future with respect to current or future properties. Partnerships and joint venture investments may involve risks not otherwise present for investments made or owned solely by us, including the possibility that our partner or co-venturer might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture, activities conducted by a partner that have a negative impact on the joint venture or us, and disputes with our partner. Also, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

We may not receive or be able to maintain certain tax benefits if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development.

We may not receive or be able to maintain certain existing or anticipated tax benefits related to The Berkley or our pending acquisition of 237 11th Street if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development (the “HPD”). Both of these properties currently benefit from a real estate tax exemption under New York Real Property Tax Law (the “RPTL”) Section 421-a, as a result of a specified percentage of the units in such buildings being designated as affordable rate units or market rate units and/or subject to rent stabilization guidelines, among other requirements. Section 421-a of the New York RPTL provides an exemption from real estate taxes on the amount of the assessed value of newly constructed improvements if certain requirements are met. A property cannot maintain or continue to receive Section 421-a tax benefits without HPD’s determination that all Section 421-a eligibility requirements have and continue to be met. Although the HPD has issued a final Certificate of Eligibility with respect to the 421-a tax benefits for The Berkley property and we are currently in compliance with all applicable 421-a requirements for such property, and the HPD has issued a preliminary Certificate of Eligibility with respect to the 421-a tax benefits for the 237 11th Street property and the seller of the 237 11th Street property has represented to us that it is complying with all applicable 421-a requirements for such property, there can be no assurance that compliance with the 421-a requirements for either property will continue to be maintained. If we are not able to maintain compliance with the requirements of the Section 421-a partial tax exemption program, as applicable to either of the properties, the HPD may find that such property is ineligible to receive the tax exemption benefits related to the Section 421-a partial tax exemption program.

Our ability to develop or redevelop our properties and enter into new leases with tenants will depend on our obtaining certain permits, site plan approvals and other governmental approvals from local municipalities, which we may not be able to obtain on a timely basis or at all.

In order to develop or redevelop our properties, we will be required to obtain certain permits, site plan approvals or other governmental approvals from local municipalities. We may not be able to secure all the necessary permits or approvals on a timely basis or at all, which may prevent us from developing or redeveloping our properties according to our business plan. Additionally, potential acquirors or tenants may also need to obtain certain permits or approvals in order to utilize our properties in the manner they intend to do so. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township and state agencies having control over the specific properties. Our inability to obtain permits and approvals to develop or redevelop our properties, or the inability of potential purchasers and tenants of our properties to obtain necessary permits and approvals, could severely and adversely affect our business.

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

All of our properties secure loan agreements. The failure by our borrower subsidiaries to make scheduled repayments under the loan agreements, or the default of any of the obligations under the loans, would have an adverse impact on our financial condition, results of operations and cash flows. Upon the occurrence of an event of default, the applicable subsidiary may be required to immediately repay all amounts outstanding under the respective loan and the lenders may exercise other remedies available to them, including foreclosing on the respective property securing the loan. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 10 – Loans Payable and secured line of credit to our consolidated financial statements, for further discussion regarding our financing activities.

New U.S. tax laws.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was signed into law. This law imposes significant changes on the way we are taxed, including, among other things, changes to U.S. federal tax rates, imposing significant additional limitations on the deductibility of interest, and the migration to a new international system of taxation. There is substantial uncertainty regarding both the timing and the details of how these changes will affect us and the industry in which we operate.

Our ability to utilize our NOLs to reduce future tax payments may be limited as a result of future transactions.

We had approximately $231.0 million of federal NOLs at December 31, 2017. Section 382 of the Internal Revenue Code, or the Code, contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership by certain stockholders of more than 50% of its stock over a three-year period, to utilize its NOLs after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by us. Generally, if an ownership change occurs, the annual taxable income limitation on the use of NOLs is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change. If we experience an ownership change, our ability to utilize our NOLs would be subject to significant limitations.

Political and economic uncertainty could have an adverse effect on us.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation and increases in interest rates, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including consumer confidence and the volatility of the stock market and real estate market.

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

Our common stock, listed on the NYSE American, is thinly traded. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result stockholders may not be able to resell their common stock. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock. Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price of our common stock could fluctuate significantly for various reasons, many of which are beyond our control, including:

•	the potential issuance of additional shares of common stock including at prices that are below the then-current trading price of our common stock;

•	volatility in global and/or U.S. equities markets;

•	changes in the real estate markets in which we operate;

•	our ability to develop or redevelop 77 Greenwich and our other properties;

•	our ability to identify new acquisition and investment opportunities and/or close on previously announced acquisitions or investments;

•	our financial results or those of other companies in our industry;

•	the public’s reaction to our press releases and other public announcements and our filings with the SEC;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	sales of common stock by our executive officers, directors and significant stockholders;

•	changes in generally accepted accounting principles, policies, guidance, or interpretations; and

•	other factors described in our filings with the SEC, including among others in connection with the risks noted in this Annual Report on Form 10-K.

In addition, until our common stock is more widely held and actively traded, small sales or purchases may cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health or business prospects.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which were redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank-check preferred stock. As of December 31, 2017, there were 31,451,796 shares of our common stock and one share of special stock outstanding.

Any future issuance of our equity securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may need to raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions and investments, development, redevelopment and repositioning of assets, or for other business purposes. Our board of directors may at any time authorize the issuance of additional common stock without stockholder approval, unless the approval of our common stockholders is required by applicable law, rule or regulation, including NYSE American regulations, or our certificate of incorporation. The terms of preferred equity securities we may issue in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price or have exercise prices below the price at which shares of the common stock are then traded.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

Capital-raising transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restrictions on resale of substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. A significant amount of restricted shares previously issued by us have been registered for resale on registration statements filed with the SEC.

In addition, sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, which would impair our ability to raise capital.

More than 50% of our shares of common stock are currently controlled by five of our stockholders who may have the ability to influence the election of directors and the outcome of matters submitted to our stockholders.

More than 50% of our shares of common stock are controlled by five of our stockholders. As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders for a vote. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The concentration of ownership could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The holder of our special stock has the right to appoint a member to our board of directors and, consequently, the ability to exert influence over us.

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), a beneficial holder of 15.56% of our common stock, Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. As a result, this stockholder may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders, until such time as the Special Stock Ownership Threshold is no longer satisfied.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Below is certain information regarding our commercial real estate properties as of December 31, 2017:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at December 31, 2017	Occupancy at December 31, 2017	Occupancy at December 31, 2016

Owned Locations

New York, New York (77 Greenwich) (1)	Property under development	-	-	N/A	N/A	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	100%	100.0%	100%

West Palm Beach, Florida (3)	Retail	112,000	-	67.3%	67.3%	67.8%

Total Owned Square Feet		189,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	94.7%	94.7%	72.6%

Grand Total Square Feet		254,000

(1)       77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of approximately 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, includes the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. The school project has obtained city council and mayoral approval. Environmental remediation and demolition was completed in the third quarter of 2017, and excavation and foundation work has begun. On December 22, 2017, we closed on a $189.5 million construction loan. We will draw down proceeds available to us under the construction loan as costs related to the construction are incurred over the next few years. We currently anticipate that the proceeds available under the construction loan, together with equity funded by us to date and future contributions by the New York City School Construction Authority (“SCA”), will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. (see Note 10 – Loans Payable and Secured Line of Credit for further information).

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million which has been allocated to land and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments for the land and development fee will be received starting in January 2018 through September 2019. Upon Substantial Completion, as defined, the SCA shall purchase the school condominium unit. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction. The condominium apartments along with the subway improvements are currently scheduled to be completed by year end 2020.

(2)    Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016 when the tenant vacated the property. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon one month’s notice to the other party, and which has since been extended to end on March 31, 2019. The outparcel building is leased to a tenant whose lease expires on March 31, 2019. The tenant has been in the space since 1996. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We have entered into an option agreement with Carmax (NYSE:KMX), pursuant to which Carmax will construct a new building after we obtain approvals and demolish the existing buildings. The option agreement includes a fully negotiated lease agreement. This transaction is subject to town approvals based on the potential tenant’s intended use of the site.

(3)    West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood retail strip center that is comprised of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment and repositioning of the center is complete. We will incur additional lease-up costs as the current vacancies are filled. Our two largest tenants are Walmart Marketplace, with 41,662 square feet of space and Tire Kingdom, a national credit tenant who took possession of a 5,400 square feet outparcel.

(4)    223 North 8th Street. Through a joint venture with Pacolet Milliken Enterprises, Inc., we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) on 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421-a real estate tax exemption.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of December 31, 2017, excluding the license agreement with Restoration Hardware (dollars in thousands):

		Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2018	(B)	1	1,200	$13
2019		1	4,000	140
2020		8	12,488	245
2021		2	7,063	119
2022		1	1,200	21
Thereafter		5	53,662	1,066
		18	79,613	$1,604

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

(B)	Reflects tenants with a month-to-month tenancy.

Corporate Headquarters

We lease our corporate headquarters in New York, New York (approximately 6,271 square feet). The lease expires in March 2025.

Item 3.	LEGAL PROCEEDINGS

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

Additionally, as discussed in Item 1. Business, on January 18, 2018, the Reorganized Debtors filed with the Bankruptcy Court a motion (the “Motion”) for entry of the Final Decree (i) closing the chapter 11 cases of the Reorganized Debtors; (ii) terminating the services of the claims and noticing agent; and (iii) retaining the Bankruptcy Court’s jurisdiction as provided for in the Plan, including to enforce or interpret its own orders pertaining to the chapter 11 cases including, but not limited to, the Plan and Final Decree. On the same date, the Reorganized Debtors filed a Final Report in support of the Motion. On February 6, 2018, the Bankruptcy Court entered the Final Decree pursuant to which the chapter 11 cases of the Reorganized Debtors were closed.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 21, 2015 our common stock began trading on the NYSE American. The trading symbol of our common stock is “TPHS”.

The following table summarizes the quarterly high and low sales prices per share of the common stock as reported in the NYSE American for the years ended December 31, 2017 and December 31, 2016, respectively.

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	High	Low	High	Low

First Quarter	$9.97	$6.65	$7.18	$5.25
Second Quarter	$7.71	$6.56	$8.05	$6.36
Third Quarter	$7.50	$6.53	$10.37	$6.91
Fourth Quarter	$7.59	$6.70	$10.13	$8.77

Outstanding Common Stock and Holders

As of March 15, 2018, we had 36,984,753 shares issued and 31,554,643 shares outstanding and there were approximately 177 record holders of our common stock.

Dividends

No dividends were paid during either of the years ended December 31, 2017 and December 31, 2016.

Recent Sales of Unregistered Securities

In accordance with the terms of the employment agreement between us and Matthew Messinger, our President and Chief Executive Officer, on December 29, 2017, Mr. Messinger was granted 30,000 restricted stock unit awards (the “RSU Awards”). The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any stock during the year ended December 31, 2017.

Performance Graph

The following graph is a comparison of the cumulative return of our shares of common stock from January 1, 2013 through December 31, 2017, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on January 1, 2013 in our shares of common stock, the S&P 500 Index and the NAREIT All Equity Index and assumes the reinvestment of all dividends (if applicable), and that no commissions were paid. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Trinity Place Holdings Inc.	$100.00	$136.36	$141.41	$123.83	$187.27	$140.40
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$171.84	$208.14
The NAREIT All Equity Index (FNERTR Index)	$100.00	$102.86	$131.68	$135.40	$147.09	$159.85

Item 6.	SELECTED FINANCIAL DATA

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

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015	For the Period February 10, 2015 to February 28, 2015
	(In thousands, except per share amounts)

Statement of Operations Data

Total revenues	$1,862	$1,856	$841	$43

Total operating expenses	11,081	9,034	7,583	346

Operating loss	(9,219)	(7,178)	(6,742)	(303)

Equity in net loss of unconsolidated joint venture	(1,057)	(308)	-	-
Interest income (expense), net	215	42	(246)	(40)
Interest expense - amortization of deferred finance costs	-	(98)	(63)	(17)
Reduction of claims liability	1,043	132	557	-

Loss before gain on sale of real estate and taxes	(9,018)	(7,410)	(6,494)	(360)

Gain on sale of real estate	3,853	-	-	-

Tax benefit (expense)	3,144	(26)	(67)	(2)

Net loss available to common stockholders	$(2,021)	$(7,436)	$(6,561)	$(362)

Loss per share - basic and diluted	$(0.07)	$(0.29)	$(0.32)	$(0.02)

Weighted average number of common shares - basic and diluted	30,451	25,439	20,518	20,016

Balance Sheet Data (in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	February 28, 2015

Real estate, net	$76,269	$60,384	$42,638	$31,121
Investment in unconsolidated joint venture	12,533	13,939	-	-
Total assets	121,015	85,601	86,571	78,258
Loans payable, net	36,167	48,705	39,615	39,323
Total stockholders' equity	67,290	28,025	24,966	5,201

Cash Flow Data (in thousands)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015	For the Period February 10, 2015 to February 28, 2015

Cash flows (used in) provided by:
Operating activities	$(4,640)	$(14,842)	$(7,034)	$(114)
Investing activities	(9,726)	(26,214)	(6,278)	(511)
Financing activities	24,961	7,561	27,615	-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Overview

Trinity Place Holdings Inc. (“Trinity”, “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities.

Transactions, Development and Other Activities During 2017

77 Greenwich

Environmental remediation and demolition was completed in the third quarter of 2017, and excavation and foundation work has begun. On December 22, 2017, we entered into a $189.5 million construction loan agreement. We will draw down proceeds available to us as costs related to the construction are incurred for 77 Greenwich over the next few years, in addition to equity already funded by us and future contributions by the SCA. In conjunction with the closing of the construction loan, we repaid in full the outstanding balance, including accrued interest, of our loan from Sterling National Bank in the aggregate amount of $40.1 million. The balance outstanding under this new construction loan agreement was $32.3 million at December 31, 2017 and $36.5 million at February 28, 2018.

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million which has been allocated to land and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments for the land and development fee will be received starting in January 2018 through September 2019. Upon Substantial Completion, as defined, the SCA shall purchase the school condominium unit. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction. The condominium apartments along with the subway improvements are currently scheduled to be completed by year end 2020.

Although there can be no assurances, we currently anticipate that the proceeds available under the construction loan, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions.

Acquisitions and Divestitures

On September 8, 2017, we entered into an agreement pursuant to which we acquired an option to purchase a newly built 105-unit, 12 story apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.0 million.  We exercised the option on March 9, 2018. We paid an initial deposit of $8.1 million upon entering into the agreement. The purchase price will be funded through acquisition financing and cash on hand. Following the closing and pursuant to a separate agreement, an affiliate of the seller may continue to manage and promote the 237 11th Street property for a limited period and an affiliate of such manager will have the ability to receive an additional payment based on the performance of the property as it relates to revenues and concessions and other expenses during such period, which is currently estimated to be up to approximately 1% of the purchase price. The acquisition of the 237 11th Street property, which is subject to customary closing conditions, is expected to close in the spring of 2018.

In August 2017, we sold our property located in Westbury, New York for a gross sale price of $16.0 million. The sale resulted in a gain of $3.9 million and generated approximately $15.2 million in net proceeds to us.

Equity Transactions

On February 14, 2017, we issued an aggregate of 3,585,000 shares of common stock in a private placement at a purchase price of $7.50 per share, and received gross proceeds of $26.9 million (the “Private Placement”). On April 5, 2017, we issued an aggregate of 1,884,564 shares of common stock in a rights offering at a purchase price of $7.50 per share and received gross proceeds of $14.1 million (the “Rights Offering”). We have been using the proceeds from the private placement and the Rights Offering for the development of 77 Greenwich, potential new real estate acquisitions and investment opportunities and for working capital.

Secured Debt Transactions

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, and which was undrawn, matured on that date. The $9.1 million line of credit, which is secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime (as defined in the loan agreement), with a floor of 3.75%, and is pre-payable at any time without penalty. As of December 31, 2017 and March 15, 2018, this line of credit was undrawn and the full $11 million was available.

Other Developments/Redevelopments

We extended short-term lease and license agreements with our retail tenants at our Paramus property in order to mitigate our carry costs while we evaluate a variety of opportunities.

Results of Operations

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The discussion below includes revenue and expenses from the Westbury, New York property as of May 8, 2017 when the property was classified as an asset held for sale through its date of sale on August 4, 2017. In prior periods, this property’s revenues and expenses were capitalized as the property was considered as real estate under development.

Rental revenues were relatively flat for the years ended December 31, 2017 and December 31, 2016, at $1.3 million. Tenant reimbursements increased by $34,000 to $575,000 for the year ended December 31, 2017 from $541,000 for the year ended December 31, 2016. The increase in tenant reimbursements was mainly due to increased tenancy for the full year in 2017 as compared to 2016 at the West Palm Beach, Florida property, as well as the inclusion of the revenues at the Westbury, New York property, partially offset by the reconciliation of real estate tax recoveries in 2016 for certain tenants whose leases commenced in 2015.

Property operating expenses increased by $109,000 to $733,000 for the year ended December 31, 2017 from $624,000 for the year ended December 31, 2016. These amounts consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property and the Westbury, New York property. The increase was mainly due to the increased tenancy at the West Palm Beach, Florida property and the inclusion of the Westbury, New York property.

Real estate tax expense increased by $192,000 to $467,000 for the year ended December 31, 2017 from $275,000 for the year ended December 31, 2016. The increase related to increased real estate taxes at the West Palm Beach, Florida property and inclusion of the Westbury, New York property.

General and administrative expenses decreased by approximately $1.6 million to $5.8 million for the year ended December 31, 2017 from approximately $7.4 million for the year ended December 31, 2016. For the year ended December 31, 2017, approximately $1.1 million related to stock-based compensation, $2.0 million related to payroll and payroll related expenses, $1.7 million related to other corporate costs including board fees, corporate office rent and insurance and $1.0 million related to legal, accounting and other professional fees. For the year ended December 31, 2016, approximately $2.8 million related to stock-based compensation, $1.6 million related to payroll and payroll related expenses, $1.5 million related to other corporate costs including board fees, corporate office rent and insurance and $1.5 million related to legal, accounting and other professional fees. The overall decrease of approximately $1.6 million is mainly a result of a $1.7 million reduction in stock-based compensation related to restricted stock units (“RSUs”) that were granted in the first quarter of 2016, which included 99,000 RSU grants that vested immediately.

Transaction related costs decreased by $160,000 to $83,000 for the year ended December 31, 2017 from $243,000 for the year ended December 31, 2016. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for deals that were not consummated. The decrease is also due to the adoption of a new accounting standard in 2017 that provides for the capitalization of costs relating to acquisitions that were expensed prior to January 1, 2017 (see Note 2 – Summary of Significant Accounting Policies – Accounting Standards Update).

Depreciation and amortization expense increased by approximately $87,000 to $544,000 for the year ended December 31, 2017 from approximately $457,000 for the year ended December 31, 2016. For the year ended December 31, 2017, approximately $246,000 related to depreciation for the West Palm Beach, Florida property, approximately $3,000 related to computers and furniture and fixtures, and approximately $295,000 related to the amortization of trademarks and lease commissions. For the year ended December 31, 2016, approximately $205,000 related to depreciation for the West Palm Beach, Florida property and approximately $252,000 related to the amortization of trademarks and lease commissions. The increase in depreciation and amortization expense for the year ended December 31, 2017 compared to December 31, 2016 was primarily attributable to depreciation commencing in June 2016 when the assets relating to redevelopment at the West Palm Beach, Florida location were placed in service.

Costs relating to demolished assets for the year ended December 31, 2017 was approximately $3.4 million. This related to the 77 Greenwich property’s acceleration of depreciation of the building and building improvements and the demolition costs at 77 Greenwich which was accelerated due to the completion of demolition of the 57,000 square foot six-story commercial building in 2017.

Operating loss increased by approximately $2.0 million to $9.2 million for the year ended December 31, 2017 from $7.2 million for the year ended December 31, 2016 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture increased by approximately $749,000 to $1.1 million for the year ended December 31, 2017 compared to approximately $308,000 for the year ended December 31, 2016. This represents our 50% share in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. For the year ended December 31, 2017 our share of the loss is primarily comprised of operating income before depreciation of $1.2 million offset by depreciation and amortization of $1.5 million, interest expense of $726,000 and other expenses of $6,000. For the year ended December 31, 2016 our share of the loss is primarily due to one-time transaction related costs of $198,000 and depreciation and amortization of $110,000.

Interest income, net increased by approximately $173,000 to $215,000 for the year ended December 31, 2017 from approximately $42,000 for the year ended December 31, 2016. For the year ended December 31, 2017, there was approximately $2.5 million of gross interest incurred, all of which was capitalized, and $215,000 of interest income. For the year ended December 31, 2016, there was approximately $2.1 million of gross interest incurred, of which there was approximately $1.9 million of capitalized interest, and $223,000 of interest income. The increase in interest income, net, for the year ended December 31, 2017 of $173,000 is primarily attributable to a higher percent of capitalized interest for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Interest expense - amortization of deferred finance costs were $0 for the year ended December 31, 2017 compared to $98,000 for the year ended December 31, 2016. For the year ended December 31, 2017, all $742,000 of amortization of debt issuance costs were capitalized to real estate under development. For the year ended December 31, 2016, $345,000 of the $443,000 of amortization was capitalized to real estate under development.

We recorded an adjustment to our claims liability for the year ended December 31, 2017 of $1.0 million due to the settlement with our insurance carrier. We recorded an adjustment to our claims liability for the year ended December 31, 2016 of $132,000 which was due mainly to the positive settlement of the former Majority Shareholder liability.

Gain on sale of real estate for the year ended December 31, 2017 was approximately $3.9 million due to the sale of the Westbury, New York property on August 4, 2017 which generated approximately $15.2 million in net proceeds. No properties were sold during 2016.

We recorded an income tax benefit of approximately $3.1 million for the year ended December 31, 2017. This was due to the Tax Cuts and Jobs Act of 2017 (the “Act”) whereby Alternative Minimum Tax (“AMT”) credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we have released our valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards. We recorded approximately $26,000 in tax expense for the year ended December 31, 2016.

Net loss available to common stockholders decreased by $5.4 million to $2.0 million for the year ended December 31, 2017 from $7.4 million for the year ended December 31, 2016 as a result of the changes in revenue and expenses detailed above.

Results of Operations for the Year Ended December 31, 2016 Compared to the Ten-Month Period from March 1, 2015 through December 31, 2015

Our fiscal year and that of our predecessor was historically a 52-week or 53-week period ending on the Saturday on or nearest to February 28. On November 12, 2015, our Board of Directors approved a change to a December 31 calendar year end, effective with the year ended December 31, 2015. The transition period that resulted from this change was March 1, 2015 to December 31, 2015. Because the bases of accounting are non-comparable to each other as well as due to the change in our fiscal year, we are excluding all information from the period prior to February 10, 2015 from any disclosure or discussion. Due to the change in our fiscal year end, the comparable period presented only covers the ten-month period from March 1, 2015 to December 31, 2015, which is a shorter period than the twelve months ended December 31, 2016 and thus is not directly comparable.

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

General and administrative expenses for the year ended December 31, 2016 were approximately $7.4 million. Of this amount, approximately $2.8 million related to stock-based compensation, $1.6 million related to payroll and payroll related expenses, $1.5 million related to other corporate costs including board fees, corporate office rent and insurance and $1.5 million related to legal, accounting and other professional fees. General and administrative expenses for the ten-month period ended December 31, 2015 were approximately $6.5 million. Of this amount, approximately $1.4 million related to stock-based compensation, $1.5 million related to payroll and payroll related costs, $1.4 million related to other corporate costs including board fees, corporate office rent and insurance and $2.2 million related to legal, accounting and other professional fees. The total increase of $0.9 million in general and administrative expenses from 2015 mainly related to the vesting of stock-based compensation related to RSU grants from the December 2015 rights offering.

Transaction related costs of $243,000 for the year ended December 31, 2016 represent professional fees and other costs incurred in connection with formation activities and underwriting and evaluating potential acquisitions and investments which are required to be expensed in accordance with the accounting for business combinations.

Depreciation and amortization expenses for the year ended December 31, 2016 were approximately $457,000. These costs consisted of depreciation for the West Palm Beach, Florida property of approximately $205,000 and the amortization of trademarks and lease commissions of approximately $252,000. Depreciation and amortization expenses for the ten-month period ended December 31, 2015 were approximately $309,000. These costs consisted of depreciation for the West Palm Beach, Florida property of $122,000, as well as amortization of trademarks and deferred financing costs of $187,000.

Operating loss for the year ended December 31, 2016 was approximately $7.2 million. Operating loss for the ten-month period ended December 31, 2015 was approximately $6.7 million.

Equity in net loss of unconsolidated joint venture for the year ended December 31, 2016 was approximately $308,000. This amount represents our 50% share in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the loss is primarily due to one-time transaction related costs of $198,000 and depreciation and amortization of $110,000.

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

Interest expense-amortization of deferred finance costs for the year ended December 31, 2016 was approximately $98,000, which consisted of $443,000 of amortization of costs related to obtaining the loans encumbering 77 Greenwich and West Palm Beach, Florida partially offset by $345,000 of capitalized costs. Interest expense-amortization of deferred finance costs for the ten-month period ended December 31, 2015 was approximately $63,000, which consisted of $291,000 of amortization of costs related to obtaining the loan encumbering 77 Greenwich partially offset by $228,000 of capitalized costs.

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

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include:

(1)	cash on hand;

(2)	increases to existing financings and/or other forms of secured financing;

(3)	proceeds from common stock or preferred equity offerings, including rights offerings;

(4)	cash flow from operations; and

(5)	net proceeds from divestitures of properties or interests in properties.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of December 31, 2017, we had total cash of $24.2 million, of which approximately $15.3 million was cash and cash equivalents and approximately $8.9 million was restricted cash. As of December 31, 2016, we had total cash of $8.4 million, of which approximately $4.7 million was cash and cash equivalents and approximately $3.7 million was restricted cash. Restricted cash represents reserves required to be restricted under our loan agreements (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements), deposit on property acquisitions and tenant related security deposits. The increase in total cash during the year ended December 31, 2017 was primarily the result of the Private Placement and the Rights Offering, in which we raised total net proceeds of approximately $40.6 million, as well as the sale of our Westbury, New York property, which generated approximately $15.2 million in net proceeds. The proceeds generated from these activities were partially offset by payments for operating expenses and pre-development and development activities. As of February 28, 2018, we had total cash of $33.6 million which is comprised of cash and cash equivalents of $25.4 million and restricted cash of $8.2 million.

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction loan facility for 77 Greenwich (the “77 Greenwich Construction Loan”). We will draw down proceeds available to us as costs related to the construction are incurred for 77 Greenwich over the next few years. In connection with the closing of the 77 Greenwich Construction Loan on December 22, 2017, a portion of the proceeds on the closing date was used to pay in full the outstanding balance, including accrued interest, under our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Loan was $32.3 million at December 31, 2017 and $36.5 million at February 28, 2018. The 77 Greenwich Construction Loan has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Loan is Borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of Lender. The 77 Greenwich Construction Loan will bear interest at a rate per annum equal to the greater of (i) 8.25% in excess of LIBOR and (ii) 9.25% (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion). Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Loan, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, we closed on the sale of the Westbury, New York property and the $2.9 million line of credit that was secured by this property, which was undrawn, matured on that date. The $9.1 million line of credit, which is secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined, with a floor of 3.75%, and is pre-payable at any time without penalty. As of December 31, 2017 and March 15, 2018, the $11.0 million line of credit was undrawn.

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank, National Association, as Lender, pursuant to which the Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). Our subsidiary borrowed $9.1 million at closing. This loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective rate at December 31, 2017 and December 31, 2016 was 3.86% and 3.07%, respectively. This loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances. The balance of the WPB Loan was $9.1 million at both December 31, 2017 and February 28, 2018. The Borrower can prepay the Loan at any time, in whole or in part, without premium or penalty.

We believe our existing balances of cash and cash equivalents, together with proceeds raised from equity issuances, debt issuances, dispositions of properties and/or draws on our $11 million line of credit, will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months.

At-The-Market Equity Offering Program

In December 2016, we entered into an “at-the-market” equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2016, we sold 120,299 shares of our common stock for aggregate gross proceeds of $1.2 million (excluding approximately $218,000 in professional and brokerage fees) at a weighted average price of $9.76 per share. For the year ended December 31, 2017, we issued 2,492 shares of our common stock for aggregate gross proceeds of approximately $23,000 at a weighted average price of $9.32 per share. As of December 31, 2017, $10.8 million of common stock remained available for issuance under the ATM Program. The sale agreement with our broker expired in accordance with its terms on December 31, 2017. We may enter into a similar sale agreement in the future.

Cash Flows

Cash Flows for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net cash used in operating activities was approximately $4.6 million for the year ended December 31, 2017 as compared to approximately $14.8 million for the year ended December 31, 2016. The decrease of approximately $10.2 million of net cash used was due mainly to a one-time $6.9 million payment to the former Majority Shareholder made in 2016, which was partially offset by the gain on the sale of the Westbury, New York property of approximately $3.9 million in 2017, as well as a $5.4 million decrease in net loss, a $1.6 million write-off of demolished asset and the release of $3.2 million of restricted cash related to the $40.0 million Prior 77 Greenwich Loan payment, partially offset by the $3.1 million AMT receivable resulting from the ACT.

Net cash used in investing activities for the year ended December 31, 2017 was approximately $9.7 million as compared to approximately $26.2 million for the year ended December 31, 2016. The decrease of approximately $16.5 million mainly pertained to the net proceeds from the sale of the Westbury, New York property on August 4, 2017 of approximately $15.2 million partially offset by approximately $4.9 million more in development work being performed this year at our properties compared to the same period last year. There was also a $14.3 million investment in our unconsolidated joint venture in 2016 as compared to an $8.1 million restricted initial cash deposit for our option to purchase a property at 237 11th Street, Brooklyn, New York in 2017.

Net cash provided by financing activities for the year ended December 31, 2017 was approximately $25.0 million as compared to approximately $7.6 million for the year ended December 31, 2016. This increase mainly results from our Private Placement of common stock in February 2017 in which we raised net proceeds of approximately $26.6 million as well as our Rights Offering in April 2017 in which we raised net proceeds of approximately $13.9 million. Partially offsetting this was the payment in full of the Prior 77 Greenwich Loan in the amount of $40.0 million and the receipt of proceeds of $32.3 million from our new 77 Greenwich Construction Loan, excluding $5.3 million of fees related to this loan.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Claims (1)	$1,735	$813	$922	$-	$-
Operating lease (2)	3,200	348	1,325	1,527	-
Loans payable (3)	41,402	-	9,100	32,302	-
Interest expense on loans (4)	13,257	3,569	6,554	3,134	-

Total contractual obligations	$59,594	$4,730	$17,901	$36,963	$-

(1)	This represents the remaining claims payments we expect to make under the multiemployer pension plan. Payments are made quarterly extending through the beginning of 2020.

(2)	This represents the operating lease payments for our corporate office in New York, New York.

(3)	See Note 10 - Loans Payable and Line of Credit to our consolidated financial statements for further discussion regarding the loans. This excludes $5.2 million of net deferred financing costs.

(4)	This represents the estimated monthly interest expense on the loans that are typically paid on the first business day after the month incurred based on interest rates in effect on December 31, 2017.

Capital Expenditures

We estimate that for the year ending December 31, 2018, we may incur approximately $350,000 of capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties, other than 77 Greenwich. We anticipate funding these capital expenditures through a combination of issuance of equity and cash on hand, additional property level mortgage financings and operating cash flow. We currently anticipate that the proceeds available under the construction loan, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense escalations described above.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date were approximately $162.8 million and believe our U.S. Federal NOLs at December 31, 2017 were approximately $231.0 million. Pursuant to the Act, AMT credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we have released our valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards. We have recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release.   Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $59.5 million was recorded as of December 31, 2017.

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

Change from Liquidation Accounting to Going Concern Accounting

In response to the Chapter 11 filing, we adopted the liquidation basis of accounting effective October 30, 2011. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. On February 10, 2015, we changed our basis of accounting from the liquidation basis of accounting to the going concern basis of accounting. Accordingly, our accounting basis for real estate and trademark assets were adjusted to their net book values at the date we changed back to the going concern basis of accounting, adjusted for depreciation and amortization calculated from the date we entered liquidation through the date we emerged from liquidation. This change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities.

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

a.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over their estimated useful lives, as described in the table below:

Category	Terms

Building and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life

b.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

c.	Valuation of Long-Lived Assets – We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during either of the years ended December 31, 2017, December 31, 2016 or the period March 1, 2015 to December 31, 2015.

d.	Income Taxes – We account for income taxes under the asset and liability method as required by the provisions of Accounting Standards Codification (“ASC”) 740-10-30, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

e.	Deferred Financing Costs - Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the consolidated balance sheets for mortgage financings and are included in prepaid expense and other assets, net for our secured line of credit. These costs are amortized over the terms of the respective financing agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

f.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and certain other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

g.	Stock-based Compensation - We have granted stock-based compensation, which is described in Note 12 – Stock-Based Compensation to the consolidated financial statements. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Of our long-term debt, which consists of secured financings, the 77 Greenwich Construction Loan bears interest at a rate per annum equal to the greater of (i) 8.25% in excess of LIBOR and (ii) 9.25% and the WPB Loan bears interest at the 30-day LIBOR plus 230 basis points. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2017, our debt consisted of two variable-rate secured mortgage loans payable, with carrying values of $32.3 million and $9.1 million, which approximated their fair value at December 31, 2017. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by approximately $445,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by approximately $451,000. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As of December 31, 2017, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 14 – Investment in Unconsolidated Joint Venture to the consolidated financial statements), which approximated its fair value at December 31, 2017. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint ventures’ variable-rate debt by approximately $480,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint ventures’ variable-rate debt by approximately $485,000. These amounts were determined by considering the impact of hypothetical interest rates changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of December 31, 2017, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations. As the information presented above includes only those exposures that existed as of December 31, 2017, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data on page 33.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Trinity Place Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by Exchange Act Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which appears below in this Item 9A.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from September 30, 2017 to December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Trinity Place Holding Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2017 and December 31, 2016 and the period from March 1, 2015 to December 31, 2015, and the related notes and financial statement Schedule III and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP
New York, New York
March 15, 2018

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

The other information required by this Item will be set forth in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2017 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2018, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2018, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2018, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2018, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2018, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	F-2
	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and December 31, 2016 and the period from March 1, 2015 to December 31, 2015	F-3
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016 and the period from March 1, 2015 to December 31, 2015	F-4
	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016 and the period from March 1, 2015 to December 31, 2015	F-5
	Notes to Consolidated Financial Statements	F-6

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-27

Schedules other than those listed are omitted as they are not applicable or the required information has been included in the financial statements or notes thereto.

(a)(3)	Exhibits

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by us on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by us on September 19, 2012)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

4.1	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

10.1	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on October 2, 2013)

10.2	Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on December 31, 2014)

10.3	Investment Agreement, by and among MFP Partners, L.P. and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 15, 2015)

10.4	Investment Agreement, by and among Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on September 15, 2015)

10.5	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on October 2, 2013)*

10.6	Amendment to Employment Agreement, dated as of September 11, 2015, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on September 15, 2015)*

10.7	Trinity Place Holdings Inc. Restricted Stock Unit Agreement, entered into as of January 28, 2016, by and between Matthew Messinger and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 1, 2016)*

10.8	Letter Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 22, 2015)*

10.9	Letter Agreement, between Trinity Place Holdings Inc. (formerly Syms Corp.) and Richard Pyontek, dated June 24, 2011 (incorporated by reference to exhibit 10.2 of the Quarterly Report filed by us on May 10, 2016)*

10.10	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by us on September 15, 2015)*

10.11	Form of Restricted Stock Unit Agreement for employees (incorporated by reference to Exhibit 10.6 of the Form 10-K filed by us on May 30, 2014)*

10.12	Limited Liability Company Agreement of Pacolet Trinity 223 Partners, LLC, dated as of October 13, 2016 (incorporated by reference to Exhibit 10.1 of the Quarterly Report filed by us on November 7, 2016)

10.13	Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of February 14, 2017 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on February 21, 2017)

10.14	Option Agreement, dated as of September 8, 2017, by and between 470 4th Avenue Investors LLC and 470 4th Avenue Fee Owner, LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by us on November 8, 2017)

10.15	Master Loan Agreement, between TPHGreenwich Owner LLC, as borrower and Massachusetts Mutual Life Insurance Company, as lender and administrative agent, dated as of December 22, 2017

10.16	Guaranty of Payment and Completion, dated as of December 22, 2017, by Trinity Place Holdings Inc. to and for the benefit of Massachusetts Mutual Life Insurance

10.17	Completion Guaranty, dated as of December 22, 2017, by Trinity Place Holdings Inc. to and for the benefit of New York City School Construction Authority

10.18	School Design, Construction, Funding and Purchase Agreement, between TPHGreenwich Owner LLC, as developer, and New York City School Construction Authority, dated as of December 22, 2017

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2017, as formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 15, 2018
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 15, 2018
Steven Kahn	(Principal Financial Officer)

/s/ Richard G. Pyontek	Chief Accounting Officer	March 15, 2018
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 15, 2018
Alexander Matina

/s/ Alan Cohen	Director	March 15, 2018
Alan Cohen

/s/ Joanne Minieri	Director	March 15, 2018
Joanne Minieri

/s/ Keith Pattiz	Director	March 15, 2018
Keith Pattiz

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Trinity Place Holdings, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years ended December 31, 2017 and 2016 and the period from March 1, 2015 to December 31, 2015, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years ended December 31, 2017 and December 31, 2016 and the period from March 1, 2015 to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

New York, New York

March 15, 2018

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2017	December 31, 2016

ASSETS

Real estate, net	$76,269	$60,384
Cash and cash equivalents	15,273	4,678
Restricted cash	8,916	3,688
Investment in unconsolidated joint venture	12,533	13,939
Receivables, net	3,417	220
Deferred rents receivable	548	543
Prepaid expenses and other assets, net	4,059	2,149
Total assets	$121,015	$85,601

LIABILITIES

Loans payable, net	$36,167	$48,705
Accounts payable and accrued expenses	13,323	2,935
Pension liabilities	4,235	5,936
Secured line of credit	-	-
Total liabilities	53,725	57,576

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 36,803,218 and 30,679,566 shares issued at December 31, 2017 and December 31, 2016, respectively; 31,451,796 and 25,663,820 shares outstanding at December 31, 2017 and December 31, 2016, respectively	368	307
Additional paid-in capital	130,897	87,521
Treasury stock (5,351,422 and 5,015,746 shares at December 31, 2017 and December 31, 2016, respectively)	(53,666)	(51,086)
Accumulated other comprehensive loss	(2,732)	(3,161)
Accumulated deficit	(7,577)	(5,556)

Total stockholders' equity	67,290	28,025

Total liabilities and stockholders' equity	$121,015	$85,601

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015

Revenues
Rental revenues	$1,287	$1,315	$659
Tenant reimbursements	575	541	182

Total revenues	1,862	1,856	841

Operating Expenses
Property operating expenses	733	624	576
Real estate taxes	467	275	165
General and administrative	5,828	7,435	6,533
Transaction related costs	83	243	-
Depreciation and amortization	544	457	309
Costs relating to demolished asset	3,426	-	-

Total operating expenses	11,081	9,034	7,583

Operating loss	(9,219)	(7,178)	(6,742)

Equity in net loss from unconsolidated joint venture	(1,057)	(308)	-
Interest income (expense), net	215	42	(246)
Interest expense - amortization of deferred finance costs	-	(98)	(63)
Reduction of claims liability	1,043	132	557

Loss before gain on sale of real estate and taxes	(9,018)	(7,410)	(6,494)

Gain on sale of real estate	3,853	-	-

Tax benefit (expense)	3,144	(26)	(67)

Net loss available to common stockholders	$(2,021)	$(7,436)	$(6,561)

Other comprehensive loss:
Unrealized gain (loss) on pension liability	429	(824)	(861)

Comprehensive loss available to common stockholders	$(1,592)	$(8,260)	$(7,422)

Loss per share - basic and diluted	$(0.07)	$(0.29)	$(0.32)

Weighted average number of common shares - basic and diluted	30,451	25,439	20,518

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-In	Treasury Stock		(Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit)	Loss	Total

Balance as of February 28, 2015	24,473	$245	$45,375	(4,457)	$(47,166)	$8,223	$(1,476)	$5,201

Net loss available to common stockholders	-	-	-	-	-	(6,561)	-	(6,561)
Sale of common stock, net	5,000	50	29,508	-	-	-	-	29,558
Settlement of stock awards	506	5	-	(281)	(1,948)	-	-	(1,943)
Reclassification of stock-based compensation to liability	-	-	(2,516)	-	-	-	-	(2,516)
Reclassification of liability related to stock-based compensation to equity	-	-	1,560	-	-	-	-	1,560
Unrealized loss on pension liability	-	-	-	-	-	-	(861)	(861)
Stock-based compensation expense	-	-	528	-	-	-	-	528

Balance as of December 31, 2015 (restated)	29,979	$300	$74,455	(4,738)	$(49,114)	$1,662	$(2,337)	$24,966

Cumulative change in accounting principle (Note 2)	-	-	4,381	-	-	218	-	4,599
Net loss available to common stockholders	-	-	-	-	-	(7,436)	-	(7,436)
Sale of common stock, net	120	1	879	-	-	-	-	880
Settlement of stock awards	581	6	-	(278)	(1,972)	-	-	(1,966)
Unrealized loss on pension liability	-	-	-	-	-	-	(824)	(824)
Stock-based compensation expense	-	-	7,806	-	-	-	-	7,806

Balance as of December 31, 2016	30,680	$307	$87,521	(5,016)	$(51,086)	$(5,556)	$(3,161)	$28,025

Net loss available to common stockholders	-	-	-	-	-	(2,021)	-	(2,021)
Sale of common stock, net	5,472	55	40,506	-	-	-	-	40,561
Settlement of stock awards	651	6	-	(335)	(2,580)	-	-	(2,574)
Unrealized gain on pension liability	-	-	-	-	-	-	429	429
Stock-based compensation expense	-	-	2,870	-	-	-	-	2,870

Balance as of December 31, 2017	36,803	$368	$130,897	(5,351)	$(53,666)	$(7,577)	$(2,732)	$67,290

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(2,021)	$(7,436)	$(6,561)
Adjustments to reconcile net loss available to common stockholders to net cash used in operating activities:
Depreciation and amortization	544	457	309
Amortization of deferred finance costs	255	98	63
Costs relating to demolished asset	1,585	-	-
Stock-based compensation expense	1,225	2,782	1,446
Gain on sale of real estate	(3,853)	-	-
Deferred rents receivable	(5)	(343)	(200)
Reduction of claims liability	-	(135)	(230)
Equity in net loss from unconsolidated joint venture	1,057	308	-
Distribution from unconsolidated joint venture	419	39	-
Decrease (increase) in operating assets:
Restricted cash	2,872	(88)	17,978
Receivables, net	(3,197)	(189)	59
Prepaid expenses and other assets, net	(2,456)	(472)	(517)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	212	(1,544)	(1,943)
Pension liabilities	(1,277)	(1,388)	(1,241)
Obligation to former Majority Shareholder	-	(6,931)	-
Other liabilities, primarily lease settlement liabilities	-	-	(16,197)
Net cash used in operating activities	(4,640)	(14,842)	(7,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(16,788)	(11,928)	(6,278)
Investment in unconsolidated joint venture	(70)	(14,286)	-
Net proceeds from the sale of real estate	15,232	-	-
Restricted cash	(8,100)	-	-
Net cash used in investing activities	(9,726)	(26,214)	(6,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan	(40,000)	-	-
Proceeds from loan, net	32,302	9,100	-
Payment of finance costs	(5,328)	(453)	-
Settlement of stock awards	(2,574)	(1,966)	(1,943)
Proceeds from sale of common stock, net	40,561	880	29,558
Net cash provided by financing activities	24,961	7,561	27,615

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,595	(33,495)	14,303
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,678	38,173	23,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,273	$4,678	$38,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,467	$2,073	$1,483
Taxes	$37	$38	$67

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment of liability related to stock-based compensation	$-	$(5,140)	$5,140
Adjustment to accumulated deficit for capitalized stock-based compensation expense	$-	$(541)	$-
Amounts due related to development costs included in receivables, net	$-	$-	$-
Accrued development costs included in accounts payable and accrued expenses	$10,175	$1,195	$1,866
Capitalized amortization of deferred financing costs	$487	$345	$228
Capitalized stock-based compensation expense	$1,645	$5,024	$3,266

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc. (“Trinity,” “we”, “our”, or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is currently a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich was a vacant building that was demolished and is under development as a residential condominium tower that also includes plans for retail and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, a property formerly occupied by a retail tenant in Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $231.0 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2017.

Trinity is the successor to Syms, which also owned Filene’s Basement. Syms and its subsidiaries filed for relief under the United States Bankruptcy Code in 2011. In September 2012, the Syms Plan of Reorganization (the “Plan”) became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under the Exchange Act.

On or about March 8, 2016, a General Unsecured Claim Satisfaction occurred under the Plan. On March 14, 2016, we made the final Majority Shareholder payment (as defined in the Plan) to the former Majority Shareholder in the amount of approximately $6.9 million. Together these satisfied our remaining payment and reserve obligations under the Plan.

On January 18, 2018, Syms and certain of its subsidiaries (together, the “Reorganized Debtors”) filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) a motion (the “Motion”) for entry of a final decree (the “Final Decree”) (i) closing the chapter 11 cases of the Reorganized Debtors; (ii) terminating the services of the claims and noticing agent; and (iii) retaining the Bankruptcy Court’s jurisdiction as provided for in the Plan, including to enforce or interpret its own orders pertaining to the chapter 11 cases including, but not limited to, the Plan and Final Decree. On the same date, the Reorganized Debtors filed a Final Report in support of the Motion. On February 6, 2018, the Bankruptcy Court entered the Final Decree pursuant to which the chapter 11 cases of the Reorganized Debtors were closed.

Change in Basis of Accounting

Effective February 9, 2015, we ceased reporting on the liquidation basis of accounting in light of our available cash resources, the estimated range of outstanding payments on unresolved claims, and our ability to operate as a going concern. We resumed reporting on the going concern basis of accounting on February 10, 2015 which resulted in all remaining assets and liabilities at that date being adjusted to their historic carrying values reduced by depreciation and/or amortization calculated from the date we entered liquidation through the date we emerged from liquidation. Accordingly, this change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Period - Our fiscal year and that of our predecessor was historically a 52-week or 53-week period ending on the Saturday on or nearest to February 28. On November 12, 2015, our Board of Directors approved a change to a December 31 calendar year end, effective with the year ended December 31, 2015. The 2017 and 2016 years are based on a calendar year and Fiscal 2015 is based on the period from March 1, 2015 to December 31, 2015.

b.	Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of these unconsolidated joint ventures is included in our consolidated statements of operations (see Note 14 - Investment in Unconsolidated Joint Venture). All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2017 and December 31, 2016, we had no VIEs.

We assess the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture’s tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements may contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

c.	Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint venture under the equity method of accounting (see Note 14 - Investment in Unconsolidated Joint Venture). We also assess our investments in unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures’ projected cash flows. We do not believe that the value of our equity investment was impaired at either December 31, 2017 or December 31, 2016.

d.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

e.	Reportable Segments - We operate in one reportable segment, commercial real estate.

f.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally-insured limits. We have not experienced any losses in such accounts.

g.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives, as described in the table below:

Category	Terms

Building and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life

h.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

i.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during either of the years ended December 31, 2017, December 31, 2016 or the period March 1, 2015 to December 31, 2015.

j.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

k.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

l.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

m.	Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements and secured line of credit (see Note 10 - Loans Payable and Secured Line of Credit), tenant related security deposits and deposits on property acquisitions.

n.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

o.	Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

p.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740-10-30, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both December 31, 2017 and December 31, 2016, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2017, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Act”). The Act modifies several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. See Note 5 – Taxes for additional detail on our accounting for income taxes, including additional discussion on the enactment of the Act and the resulting impact on our 2017 financial statements.

We are subject to certain federal, state, local and franchise taxes.

q.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

r.	Deferred Financing Costs – Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the consolidated balance sheets for mortgage financings and are included in prepaid expenses and other assets, net for our secured line of credit. These costs are amortized over the terms of the related financing arrangements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

s.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term

t.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

u.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation due to the adoption of Accounting Standards Update (“ASU”) 2016-09 as described below.

v.	Change in Estimate - Management periodically reviews the assumptions used in determining the accrued postretirement benefit obligation (see Note 8 – Pension and Profit Sharing Plans). In 2016, management changed the base mortality table used in determining the accrued postretirement benefit obligation to the newer RP-2016 table. The accrued postretirement benefit obligation increased by approximately $0.8 million at December 31, 2016 and was due mainly to the effect of this change in estimate.

Accounting Standards Updates

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standard will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We have not yet adopted the guidance and do not expect a material impact on our consolidated financial statements when the new standard is implemented.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The guidance clarifies the changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in Topic 718. The guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. We have not yet adopted the guidance and do not expect a material impact on our consolidated financial statements when the new standard is implemented.

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the De-recognition of Nonfinancial Assets (Subtopic 610-20) to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for annual reporting periods after December 16, 2017, including interim reporting period within that reporting period. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. Upon the adoption of ASU No. 2017-01 in 2017, we evaluate each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance will require entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We have not yet adopted this new guidance and are currently evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We will adopt this new guidance for the year beginning January 1, 2018 and we have determined this new accounting standard will not have a material effect on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. As lessee, we are party to an office lease with future payment obligations aggregating $3.2 million at December 31, 2017 (see Note 9 - Commitments) for which we expect to record right of use assets and liabilities upon adoption of ASU 2016-02. The new guidance also requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. We do not capitalize internal leasing costs. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective beginning after December 15, 2018, but early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but may apply to reimbursed tenant costs. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. Management believes the majority of our revenue falls outside of the scope of this guidance and does not anticipate any significant changes to the timing of our revenue recognition. We intend to implement the standard on a modified retrospective basis with the cumulative effect recognized in retained earnings at the date of application.

NOTE 3 – REAL ESTATE, NET

As of December 31, 2017 and December 31, 2016, real estate, net consisted of the following (dollars in thousands):

	December 31, 2017	December 31, 2016

Real estate under development	69,783	$53,712
Building and building improvements	5,817	5,794
Tenant improvements	606	569
Land	2,452	2,452
	78,658	62,527
Less: accumulated depreciation	2,389	2,143
	$76,269	$60,384

Real estate under development as of December 31, 2017 consisted of the 77 Greenwich and Paramus, New Jersey properties while real estate under development as of December 31, 2016 consisted of the 77 Greenwich, Paramus, New Jersey and Westbury, New York properties. Building and building improvements, tenant improvements and land at both dates consisted of the West Palm Beach, Florida property.

In August 2017, we closed on the sale of our property located in Westbury, New York for a gross sale price of $16.0 million. The sale resulted in a gain of $3.9 million and generated approximately $15.2 million in net proceeds to us.

Depreciation expense amounted to $246,000 and $205,000 for the years ended December 31, 2017 and December 31, 2016, respectively. The increase in depreciation expense related to the West Palm Beach, Florida property.

Costs relating to demolished assets for the year ended December 31, 2017 was approximately $3.4 million. This is related to the 77 Greenwich property’s acceleration of depreciation of the building and building improvements and the demolition costs at 77 Greenwich due to the completion of demolition of the commercial building in 2017.

In September 2017, a wholly-owned subsidiary of ours entered into an agreement pursuant to which it acquired an option to purchase a newly built 105-unit, 12 story apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.0 million.  We exercised the option on March 9, 2018. We paid an initial deposit of $8.1 million, which is included in restricted cash on the consolidated balance sheet, upon entering into the agreement. The purchase price will be funded through acquisition financing and cash on hand and may include a joint venture partner. The acquisition of this property, which is subject to customary closing conditions, is expected to close in the spring of 2018.

Through a wholly-owned subsidiary, we also entered into an agreement with the New York City School Construction Authority (the "SCA"), whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million which has been allocated to land and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments for the land and development fee will be received starting in January 2018 through September 2019. Upon Substantial Completion, as defined, the SCA shall purchase the school condominium unit. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction.

Revenue will not be recognized until control of the asset is transferred to the buyer. This generally will include transfer of title to the property. As payments from the SCA are received, the amounts will be recognized as a deferred liability until sales criteria are satisfied.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2017 and December 31, 2016, prepaid expenses and other assets, net include the following (dollars in thousands):

	December 31, 2017	December 31, 2016

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	1,673	867
Lease commissions	1,297	433
Other	1,203	417
	6,263	3,807
Less: accumulated amortization	2,204	1,658
	$4,059	$2,149

NOTE 5 - TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period March 1, 2015 to December 31. 2015

Current:
Federal	$-	$-	$-
State	38	26	41
	$38	$26	$41
Deferred:
Federal	$(3,182)	$-	-
State	-	-	$-
	$(3,182)	$-	$-

Tax (benefit) expense	$(3,144)	$26	$41

The following is a reconciliation of income taxes computed at the U.S. Federal statuary rate to the provision for income taxes:

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period March 1, 2015 to December 31. 2015

Statuary federal income tax rate	35.0%	35.0%	35.0%
State taxes	-0.7%	7.5%	16.2%
Permanent non-deductible expenses	-10.5%	-6.9%	-7.4%
Federal rate change	-654.5%	0.0%	0.0%
AMT credit calculation allowance release	61.6%	0.0%	0.0%
Change of valuation allowance	630.0%	-35.7%	-44.4%

Effective income tax rate	60.9%	-0.1%	-0.6%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016

Deferred tax assets:
Pension costs	$1,008	$1,801
Stock-based compensation reserves not currently deductible	(147)	(220)
Net operating loss carry forwards	56,462	88,968
Depreciation (including air rights)	1,796	1,685
AMT Credit	-	3,181
Investment in joint venture	254	-
Accrued expenses	220	212

Total deferred tax assets	$59,593	$95,627
Valuation allowance	(59,469)	(95,327)
Deferred tax asset after valuation allowance	$124	$300

Deferred tax liabilities:
Intangibles	$(124)	$(300)
Other	-	-
Total deferred tax liabilities	$(124)	$(300)
Net deferred tax assets	$-	$-

Current deferred tax assets	$-	$-
Long term deferred tax assets	-	-
Total deferred tax assets	$-	$-

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into U.S. law. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended prior to the one year term when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

As part of the Tax Reform, the U.S. corporate income tax rate applicable to us decreased from 35% to 21%. This rate change resulted in the remeasurement of our net deferred tax asset (“DTA”) as of December 31, 2017. The effect was approximately $33.7 million, which was completely offset by a change in our valuation allowance.

Pursuant to the Tax Reform, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we have released our valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards. We have recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release.

Our accounting for the above elements of the Act is complete.

Other significant provisions that are not yet effective but may impact income taxes in future years include, but not limited to, an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income and a limitation of net operating losses generated after fiscal 2018 to 80% of taxable income.

At December 31, 2017, we had federal NOLs carry forwards of approximately $231.0 million. These NOLs will expire between 2029 and 2037. At December 31, 2017, we also had state NOL carry forwards of approximately $102.3 million. These NOL’s expire between 2029 and 2037. We also had the New York State and New York City prior net operating loss conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $95.3 million was recorded as of December 31, 2016. The valuation allowance was adjusted by approximately $35.8 million during the year ended December 31, 2017 to $59.5 million, mainly as a result of the change in federal income tax rate applicable to corporations from 35% to 21% effective for 2018.

NOTE 6 – RENTAL REVENUE

Our properties are leased to various national and local companies under leases expiring through 2031. As of December 31, 2017, 17 tenants leased approximately 67.3% of the space at the West Palm Beach, Florida property and two tenants leased/licensed 100% of the space at the Paramus, New Jersey property.

Future minimum rentals under non-cancellable terms of tenants’ operating leases (excluding license agreements) as of December 31, 2017 are as follows (dollars in thousands):

Year ended:	Future Minimum Rentals

2018	$1,177
2019	1,045
2020	960
2021	728
2022	704
Thereafter	4,489
$9,103

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair value of the loans payable approximated their carrying values as they are variable-rate instruments.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2017. The fair value of pension plan assets was $12.1 million at December 31, 2017. These assets are valued in active liquid markets.

NOTE 8 – PENSION AND PROFIT SHARING PLANS

a.	Pension Plans - Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of December 31, 2017 and December 31, 2016, we had a recorded liability of $2.5 million and $3.4 million, respectively, which is included in pension liabilities on the accompanying consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

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

In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.1 million to the Syms sponsored plan from September 17, 2012 through December 31, 2017 of which approximately $0.5 million was funded during the year ended December 31, 2017 to the Syms sponsored plan.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$14,278	$13,394
Interest cost	697	653
Actuarial loss	295	867
Gross benefits paid	(650)	(636)
Net benefit obligation - end of period	$14,620	$14,278

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$10,889	$10,254
Employer contributions	460	575
Gross benefits paid	(650)	(636)
Actual return on plan assets	1,421	696
Fair value of plan assets - end of period	$12,120	$10,889

Un-funded status at end of period	$(2,500)	$(3,389)

The pension expense includes the following components (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016

COMPONENTS OF NET PERIODIC COST:
Interest cost	$697	$653
Gain on assets	(1,421)	(696)
Amortization of loss	1,241	478
Net periodic cost	$517	$435

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%

The expected long-term rate of return on plan assets was 6% for both the years ended December 31, 2017 and December 31, 2016.

As of December 31, 2017 the benefits expected to be paid in the next five fiscal years and then in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount

2018	$996
2019	999
2020	997
2021	1,017
2022	1,028
2023-2027	5,132

The fair values and asset allocation of our plan assets as of December 31, 2017 and December 31, 2016 and the target allocation for fiscal 2017, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2017		December 31, 2016
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value	Assets	Fair Value	Assets

Cash and equivalents	0% to 10%	$768	6%	$648	6%
Equity securities	40% to 57%	6,848	57%	5,871	54%
Fixed income securities	35% to 50%	4,369	36%	4,150	38%
Alternative investments	1% to 10%	135	1%	220	2%
Total		$12,120	100%	$10,889	100%

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheets the unfunded status of a benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to these pension funds. We had a recorded liability of $1.7 million and $2.5 million which is included in pension liabilities on the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively, and is included as part of the net claims distribution. We are required to make quarterly distributions in the amount of $0.2 million until this liability is completely paid to the multiemployer plan by the beginning of 2020. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.2 million to the multiemployer plans from September 17, 2012 through December 31, 2017 of which $0.8 million was funded to the multiemployer plan during each of the years ended December 31, 2017 and December 31, 2016.

401(k) Plan – We have established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $55,000 and $54,000 in matching contributions to this plan during the years ended December 31, 2017 and December 31, 2016, respectively.

NOTE 9 – COMMITMENTS

a.	Leases - The lease for our corporate office located at 340 Madison Avenue, New York, New York expires in March 2025. Rent expense paid for this operating lease and our terminated lease at 717 Fifth Avenue, New York, New York was approximately $256,000 for the year ended December 31, 2017, $300,000 for the year ended December 31, 2016 and $225,000 during the period from March 1, 2015 to December 31, 2015. The remaining lease obligation for our corporate office is as follows (dollars in thousands):

Year	Amount

2018	$348
2019	439
2020	439
2021	447
2022	470
Thereafter	1,057
$3,200

b.	Legal Proceedings – We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers. See Item 3. Legal Proceedings, for additional information on legal proceedings.

NOTE 10 – LOANS PAYABLE AND SECURED LINE OF CREDIT

Mortgages

77 Greenwich Construction Loan

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction loan (the “77 Greenwich Construction Loan”) with Massachusetts Mutual Life Insurance Company, as lender and administrative agent. We will draw down proceeds available to us as costs related to the construction are incurred for 77 Greenwich over the next few years for the construction of our new mixed-use building containing approximately 300,000 square feet of gross floor area, which is expected to include 90 luxury residential condominium apartments and a public elementary school, and includes the adaptive reuse of the landmarked Robert and Anne Dickey House, 7,500 square feet of street level retail space, and construction of a new handicapped accessible subway entrance at Trinity Place. A portion of the proceeds on the closing date for the 77 Greenwich Construction Loan was used to pay in full the outstanding balance, including accrued interest, under our loan with Sterling National Bank, in an aggregate amount of $40.1 million. There was a balance of approximately $32.3 million on the 77 Greenwich Construction Loan at December 31, 2017 and $36.5 million at February 28, 2018.

The 77 Greenwich Construction Loan has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Loan is the borrower’s fee interest in the 77 Greenwich, which is the subject of a mortgage in favor of the lender. The 77 Greenwich Construction Loan will bear interest at a rate per annum equal to the greater of (i) 8.25% in excess of LIBOR and (ii) 9.25%. The effective interest rate on the 77 Greenwich Loan was 9.81% as of December 31, 2017. The 77 Greenwich Construction Loan provides for certain interest payments to be advanced under the 77 Greenwich Construction Loan as an interest holdback and to the extent that the cash flow from the 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Loan, subject to certain conditions. The 77 Greenwich Construction Loan may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Loan, we are required to achieve completion of the construction work and the improvements for the Project on or before a completion date that is forty-two (42) months following the closing of the 77 Greenwich Construction Loan, subject to certain exceptions. The 77 Greenwich Construction Loan also includes additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. We also entered into certain completion and other guarantees with the Lender and the SCA in connection with the 77 Greenwich Construction Loan.

On December 22, 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap for the 30-day LIBOR rate on the notional amount of $189.5 million. The fair value of the interest rate cap as of December 31, 2017 is approximately $344,000 and is recorded in prepaid expenses and other assets, net in our consolidated balance sheet. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the year ended December 31, 2017, the approximate $49,000 change in value of this instrument has been recorded as interest and capitalized to real estate, net.

Prior 77 Greenwich Loan

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets entered into a loan agreement with Sterling National Bank, as lender and administrative agent, and Israel Discount Bank of New York, as lender, pursuant to which we borrowed $40.0 million (the “Prior 77 Greenwich Loan”). The Prior 77 Greenwich Loan, which was scheduled to mature on November 8, 2017, was extended to February 8, 2018 after having satisfied certain conditions. The Prior 77 Greenwich Loan was paid off in full on December 22, 2017 in conjunction with the closing of the 77 Greenwich Construction Loan. The effective interest rate on the Prior 77 Greenwich Loan was 5.00% as of December 31, 2016.

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender will provide a loan to the TPH Forest Hill Borrower in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). TPH Forest Hill Borrower borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective rate was 2.75% at December 31 2016 and 3.86% at December 31, 2017. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the TPH Forest Hill Borrower’s fee interest in our West Palm Beach, Florida property. The WPB Loan requires the TPH Forest Hill Borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of December 31, 2017, the TPH Forest Hill Borrower was in compliance with all WPB Loan covenants.

On May 11, 2016 we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap for the 30-day LIBOR rate on the notional amount of $9.1 million. The fair value of the interest rate cap as of December 31, 2017 is recorded in prepaid expenses and other assets, net in our consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the year ended December 31, 2017, we recorded interest expense of approximately $4,000 related to this change in value.

Secured Line of Credit

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, and which was undrawn, matured on that date. The remaining $9.1 million line of credit is secured by the Paramus, New Jersey property. This line of credit was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined in the loan agreement, with a floor of 3.75%, and is pre-payable at any time without penalty. This line of credit was undrawn as of December 31, 2017.

Interest Expense

Interest expense, excluding capitalized interest, was comprised of the following (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period March 1, 2015 through December 31, 2015

Interest expense	$2,488	$2,110	$1,534
Interest capitalized	(2,488)	(1,929)	(1,201)
Interest income	(215)	(223)	(87)
Interest (income) expense, net	$(215)	$(42)	$246

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares, $0.01 par value per share, consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of December 31, 2017 and December 31, 2016, there were 36,803,218 shares and 30,679,566 shares of common stock issued, respectively, and 31,451,796 shares and 25,663,820 shares of common stock outstanding, respectively.

On February 14, 2017, we issued an aggregate of 3,585,000 shares of common stock in a private placement at a purchase price of $7.50 per share, and received gross proceeds of $26.9 million. On April 5, 2017, we issued an aggregate of 1,884,564 shares of common stock in a rights offering at a purchase price of $7.50 per share and received gross proceeds of $14.1 million (the “Rights Offering”). We have been using the proceeds from the private placement and the Rights Offering for the development of 77 Greenwich, potential new real estate acquisitions and investment opportunities and for working capital.

At-The-Market Equity Offering Program

In December 2016, we entered into an “at-the-market” equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2016, we issued 120,299 shares of our common stock for aggregate gross proceeds of $1.2 million (excluding approximately $218,000 in professional and brokerage fees) at a weighted average price of $9.76 per share. For the year ended December 31, 2017, we issued 2,492 shares of our common stock for aggregate gross proceeds of approximately $23,000 at a weighted average price of $9.32 per share. As of December 31, 2017, $10.8 million of common stock remained available for issuance under the ATM Program. The sale agreement with our broker expired in accordance with its terms on December 31, 2017. We may enter into a similar sale agreement in the future.

Preferred Stock

We were authorized to issue two shares of preferred stock (one share each of Series A and Series B preferred stock), one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of Series A preferred stock was issued to a trustee acting for the benefit of our creditors. The share of Series B preferred stock was issued to the former Majority Shareholder. The share of special stock was issued and sold to Third Avenue, and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

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

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Balance available, beginning of period	614,500	-	770,000	-
Granted to employees	(48,600)	$7.34	(105,500)	$5.29
Granted to non-employee directors	(18,938)	$6.88	(50,000)	$9.85
Deferred under non-employee director's deferral program	(5,643)	$6.88	-	-
Balance available, end of period	541,319	-	614,500	-

Restricted Stock Units

We have typically granted RSUs to certain employees and executive officers each year as part of compensation. These grants have vesting dates ranging from immediate vest at grant date to five years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the year ended December 31, 2017, we granted 48,600 RSUs to certain employees. These RSUs vest and settle over various times over a two to three year period, subject to each employee’s continued employment. Approximately $63,000 in compensation expense related to these shares was amortized during the year ended December 31, 2017, of which approximately $20,000 was capitalized in real estate under development for the year ended December 31, 2017.

In April, 2015, we issued 238,095 shares of common stock to the CEO to settle vested RSUs from previous RSU grants. In connection with that transaction, we repurchased/withheld (from the 238,095 shares issued) 132,904 shares to provide for the CEO’s withholding tax liability. In accordance with ASC Topic 718, Compensation-Stock Compensation, the repurchase or withholding of immature shares (i.e. shares held for less than six months) by us upon the vesting of a restricted share would ordinarily result in liability accounting. ASC 718 provides an exception, if the fair value of the shares repurchased or withheld is equal or less than the employer’s minimum statutory withholding requirements. The aggregate fair value of the shares repurchased/withheld (valued at the then current fair value of $8.00 per share) was in excess of the minimum statutory tax withholding requirements and as such we were required to account for the restricted stock awards as a liability. At each reporting period in fiscal 2015, we re-measured the liability, until settled, with changes in the fair value recorded as stock compensation expense in the statement of operations. As of January 1, 2016, we adopted ASU 2016-09 which resulted in a reduction in real estate, net, of $0.5 million, a reduction in liability related to stock-based compensation of $5.1 million, an increase in additional paid-in capital of $4.4 million and an increase in retained earnings of $0.2 million as of the date of adoption.

Stock-based compensation expense recognized in the consolidated statements of operations during the years ended December 31, 2017, December 31, 2016 and the period ended December 31, 2015 totaled $1.1 million, $2.8 million and $1.4 million, respectively, which is net of $1.6 million, $5.0 million and $3.3 million, respectively, capitalized as part of real estate under development. Our RSU activity is as follows:

	Year ended December 31, 2017		Year ended December 31, 2016		Period from March 1, 2015 through December 31, 2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	1,621,235	$6.38	1,220,097	$6.65	1,244,463	$6.48
Granted RSUs	48,600	$7.46	1,289,669	$6.02	393,095	$7.02
Vested	(992,101)	$6.45	(888,531)	$6.23	(417,461)	$6.47
Non-vested at end of period	677,734	$6.44	1,621,235	$6.38	1,220,097	$6.65

As of December 31, 2017, there was approximately $1.6 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized through December 2020.

During the year ended December 31, 2017, we issued 636,355 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 339,375 shares to provide for the employees’ withholding tax liability.

Director Deferral Plan

We adopted our Non-Employee Director’s Deferral Program (the “Deferral Program”) on November 2, 2016. Under the Deferral Program, our non-employee directors may elect to defer receipt of their annual equity compensation. The non-employee directors’ annual equity compensation, and any deferred amounts, are paid under the SIP. Compensation deferred under the Deferral Program is reflected by the grant of stock units under the SIP equal to the number of shares that would have been received absent a deferral election. The stock units, which are fully vested at grant, generally will be settled for an equal number of shares of common stock within 10 days after the participant ceases to be a director. In the event that we distribute dividends, each participant shall receive a number of additional stock units (including fractional stock units) equal to the quotient of (i) the aggregate amount of the dividend that the participant would have received had all outstanding stock units been shares of common stock divided by (ii) the closing price of a share of common stock on the date the dividend was issued.

During the year ended December 31, 2017, 5,643 stock units were deferred under the Deferral Program.

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

NOTE 14 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity (the “Property Owner”) for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 3.72% at December 31, 2017 and 2.93% at December 31, 2016.

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at December 31, 2017 and December 31, 2016 are as follows (in thousands):

	December 31, 2017	December 31, 2016

ASSETS

Real estate, net	$53,137	$54,310
Cash and cash equivalents	218	77
Restricted cash	361	52
Tenant and other receivables, net	21	101
Prepaid expenses and other assets, net	71	169
Intangible assets, net	12,829	14,362
Total assets	$66,637	$69,071

LIABILITIES

Mortgage payable, net	$40,963	$40,799
Accounts payable and accrued expenses	608	403
Total liabilities	41,571	41,202

MEMBERS' EQUITY

Members' equity	27,795	28,485
Accumulated deficit	(2,729)	(616)
Total members' equity	25,066	27,869

Total liabilities and members' equity	$66,637	$69,071

Our investment in unconsolidated joint venture	$12,533	$13,939

The statement of operations for the unconsolidated joint venture, for the year ended December 31, 2017 and from December 5, 2016 through December 31, 2016, is as follows (in thousands):

	For the Year Ended December 31, 2017	For the Period from December 5, 2016 to December 31, 2016

Revenues
Rental revenues	$3,367	$238
Other income	5	-

Total revenues	3,372	238

Operating Expenses
Property operating expenses	944	107
Real estate taxes	47	3
General and administrative	15	24
Interest expense, net	1,452	106
Transaction related costs	11	395
Amortization	1,706	126
Depreciation	1,310	93

Total operating expenses	5,485	854

Net loss	$(2,113)	$(616)

Our equity in net loss from unconsolidated joint venture	$(1,057)	$(308)

NOTE 15 – QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects quarterly condensed consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	For the Year Ended December 31, 2017
	January 1, 2017 to March 31, 2017	April 1, 2017 to June 30, 2017	July 1, 2017 to September 30, 2017	October 1, 2017 to December 31, 2017

Total revenues	$460	$495	$507	$400

Total operating expenses	1,762	1,838	5,391	2,090

Operating loss	(1,302)	(1,343)	(4,884)	(1,690)

Equity in net loss from unconsolidated joint venture	(271)	(237)	(296)	(253)
Interest (expense) income, net	(68)	(41)	20	304
Interest expense - amortization of deferred finance costs	(82)	(118)	(145)	345
Reduction of claims liability	1,043	-	-	-

Loss before gain on sale of real estate and taxes	(680)	(1,739)	(5,305)	(1,294)

Gain on sale of real estate	-	-	3,853	-

Tax (expense) benefit	(1)	(37)	-	3,182

Net (loss) income available to common stockholders	$(681)	$(1,776)	$(1,452)	$1,888

(Loss) income per share - basic and diluted	$(0.02)	$(0.06)	$(0.05)	$0.06

Weighted average number of common shares - basic and diluted	27,560	31,290	31,446	31,452

	For the Year Ended December 31, 2016
	January 1, 2016 to March 31, 2016	April 1, 2016 to June 30, 2016	July 1, 2016 to September 30, 2016	October 1, 2016 to December 31, 2016

Total revenues	$475	$398	$536	$447

Total operating expenses	2,519	1,892	1,906	2,717

Operating loss	(2,044)	(1,494)	(1,370)	(2,270)

Equity in net loss from unconsolidated joint venture	-	-	-	(308)
Interest income (expense), net	73	22	(12)	(41)
Interest expense - amortization of deferred finance costs	(2)	(20)	(38)	(38)
Reduction of claims liability	135	(1)	(2)	-

Loss before taxes	(1,838)	(1,493)	(1,422)	(2,657)

Tax expense	-	-	-	(26)

Net loss available to common stockholders	$(1,838)	$(1,493)	$(1,422)	$(2,683)

Loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.06)	$(0.11)

Weighted average number of common shares - basic and diluted	25,284	25,458	25,483	25,531

NOTE 16 – SUBSEQUENT EVENTS

In January 2018, we received approximately $8.4 million from the SCA for reimbursement of pre-development costs incurred by us (See Note 3 - Real Estate, net for further discussion). In addition, we were reimbursed approximately $3.2 million due to an overfunding of equity in connection with the closing of the 77 Greenwich Loan. As a result of these transactions, at February 28, 2018 we had total cash of approximately $33.6 million of which cash and cash equivalents was approximately $25.4 million and restricted cash was approximately $8.2 million. The balance on the 77 Greenwich loan was $36.5 million at February 28, 2018.

On March 9, 2018, we exercised our option to purchase 237 11th Street. The acquisition of this property, which is subject to customary closing conditions, is expected to close in the spring of 2018 (see Note 3 - Real Estate, net for further discussion).

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(dollars in thousands)

		Initial Cost				Amounts at which Carried at December 31, 2017
Property Description	Encumbrances	Land	Real Estate Under Development	Building, Building and Tenant Improvements (1)	Cost Capitalized Subsequent to Acquisition	Land	Real Estate Under Development	Building, Building and Tenant Improvements (1)	Total	Accumulated Depreciation	Date of Acquisition (A) / Construction (C)

77 Greenwich, NY	$32,302	$-	$16,634	$-	$47,333	$-	$63,967	$-	$63,967	$-	1990

Paramus, NJ	-	-	1,548	-	4,268	-	5,816	-	5,816	-	1980 (A) / 1984 (C)

West Palm Beach, FL	9,100	2,452	-	3,707	2,716	2,452	-	6,423	8,875	2,389	2001

	$41,402	$2,452	$18,182	$3,707	$54,317	$2,452	$69,783	$6,423	$78,658	$2,389

(1)	Depreciation on buildings and improvements reflected in the consolidated statements of operations is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(2)	(a) Reconciliation of Total Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016

Balance at beginning of period	$62,527	$44,576
Additions	28,522	17,951
Sold real estate	(10,806)	-
Write-off of demolished building	(1,585)	-
Balance at end of period	$78,658	$62,527

The aggregate cost of land, real estate under development, building and improvements, before depreciation, for federal income tax purposes at December 31, 2017 and December 31, 2016 was $78.7 million (unaudited) and $53.4 million (unaudited), respectively.

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016

Balance at beginning of period	$2,143	$1,938
Depreciation related to real estate	246	205
Balance at end of period	$2,389	$2,143

