Form 10-Q
period 2018-03-31
Trinity Place Holdings Inc.
filed 2018-05-10
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2018, there were 31,627,819 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Real estate, net	$86,328	$76,269
Cash and cash equivalents	24,806	15,273
Restricted cash	10,135	8,916
Investment in unconsolidated joint venture	12,343	12,533
Receivables, net	3,311	3,417
Deferred rents receivable	540	548
Prepaid expenses and other assets, net	3,982	4,059
Total assets	$141,445	$121,015

LIABILITIES

Loans payable, net	$41,242	$36,167
Deferred real estate deposits	20,580	-
Accounts payable and accrued expenses	9,863	13,323
Pension liabilities	4,031	4,235
Secured line of credit	-	-
Total liabilities	75,716	53,725

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 36,984,753 and 36,803,218 shares issued at March 31, 2018 and December 31, 2017, respectively; 31,554,643 and 31,451,796 shares outstanding at March 31, 2018 and December 31, 2017, respectively	370	368
Additional paid-in capital	131,435	130,897
Treasury stock (5,430,110 and 5,351,422 shares at March 31, 2018 and December 31, 2017, respectively)	(54,209)	(53,666)
Accumulated other comprehensive loss	(2,732)	(2,732)
Accumulated deficit	(9,135)	(7,577)

Total stockholders' equity	65,729	67,290

Total liabilities and stockholders' equity	$141,445	$121,015

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Revenues
Rental revenues	$281	$339
Tenant reimbursements	116	121

Total revenues	397	460

Operating Expenses
Property operating expenses	148	171
Real estate taxes	78	71
General and administrative	1,536	1,350
Transaction related costs	-	46
Depreciation and amortization	129	124

Total operating expenses	1,891	1,762

Operating loss	(1,494)	(1,302)

Equity in net loss from unconsolidated joint venture	(117)	(271)
Interest income (expense), net	53	(68)
Interest expense -amortization of deferred finance costs	-	(82)
Reduction of claims liability	-	1,043

Loss before taxes	(1,558)	(680)

Tax expense	-	(1)

Net loss attributable to common stockholders	$(1,558)	$(681)

Loss per share - basic and diluted	$(0.05)	$(0.02)

Weighted average number of common shares - basic and diluted	31,531	27,560

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2017 (audited)	36,803	$368	$130,897	(5,351)	$(53,666)	$(7,577)	$(2,732)	$67,290

Net loss attributable to common stockholders	-	-	-	-	-	(1,558)	-	(1,558)
Settlement of stock awards	182	2	-	(79)	(543)	-	-	(541)
Stock-based compensation expense	-	-	538	-	-	-	-	538

Balance as of March 31, 2018 (unaudited)	36,985	$370	$131,435	(5,430)	$(54,209)	$(9,135)	$(2,732)	$65,729

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(1,558)	$(681)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	129	124
Amortization of deferred finance costs	-	82
Stock-based compensation expense	349	309
Deferred rents receivable	8	(44)
Equity in net loss from unconsolidated joint venture	117	271
Distribution from unconsolidated joint venture	72	62
Decrease (increase) in operating assets:
Receivables, net	106	112
Prepaid expenses and other assets, net	(132)	(186)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(1,787)	(1,258)
Pension liabilities	(204)	(203)
Net cash used in operating activities	(2,900)	(1,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(11,110)	(1,725)
Deferred real estate deposits	20,580	-
Investment in unconsolidated joint venture	-	(70)
Net cash provided by (used in) investing activities	9,470	(1,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	4,915	-
Payment of finance costs	(192)	-
Settlement of stock awards	(541)	(693)
Proceeds from sale of common stock, net	-	26,601
Net cash provided by financing activities	4,182	25,908

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	10,752	22,701
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,189	8,366
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$34,941	$31,067

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$15,273	$4,678
RESTRICTED CASH, BEGINNING OF PERIOD	8,916	3,688
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,189	$8,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,806	$26,679
RESTRICTED CASH, END OF PERIOD	10,135	4,388
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$34,941	$31,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$623	$564

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,502	$1,279
Capitalized amortization of deferred financing costs and lease commissions	$495	$14
Capitalized stock-based compensation expense	$189	$667

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Note 1 – Business

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is currently a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich was a vacant building that was demolished and is under development as a residential condominium tower that also includes plans for retail space and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, a property formerly occupied by a retail tenant in Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York (see Properties under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of our properties). We are also under contract to purchase a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York for $81.0 million, which we expect to close in the second quarter of 2018. We continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $232.6 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2018, which can be used to reduce our future taxable income.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with our December 31, 2017 audited consolidated financial statements, as previously filed with the SEC in our 2017 Annual Report on Form 10-K (the “2017 Annual Report”), and other public information.

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

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2018, we did not have any interests in VIEs.

We assess the accounting treatment for joint venture investments, which includes a review of the joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For potential VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements may contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

b.	Investment in Unconsolidated Joint Venture - We account for our investment in our unconsolidated joint venture under the equity method of accounting (see Note 12 - Investment in Our Unconsolidated Joint Venture). We also assess our investment in unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint ventures' projected cash flows. We do not believe that the value of our equity investment was impaired at either March 31, 2018 or December 31, 2017.

c.	Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally insured limits. We have not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during the three months ended March 31, 2018 or March 31, 2017.

i.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

k.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

l.	Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements and secured line of credit (see Note 5 - Loans Payable and Secured Line of Credit), tenant related security deposits and deposits on property acquisitions.

m.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

n.	Stock-Based Compensation – We have granted stock-based compensation, which is described in Note 11 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

o.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both March 31, 2018 and December 31, 2017, we had determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2018, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Act”). The Act modifies several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. The impact of the adoption of the Act is disclosed in Note 9 – Income Taxes.

We are subject to certain federal, state, local and franchise taxes.

p.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

q.	Deferred Finance Costs – Deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the condensed consolidated balance sheets for mortgage financings and are included in other assets for our secured line of credit. These costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

r.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized to depreciation and amortization on a straight-line basis over the related lease term.

s.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

t.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities.” The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standard will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We have not yet adopted the guidance, and do not expect a material impact on our financial position, results of operations or cash flows when the new standard is implemented.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” The guidance clarifies the changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in ASC 718. The adoption of this guidance, effective January 1, 2018, did not have a material impact on our financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the De-recognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. The adoption of this guidance, effective January 1, 2018, did not have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. Upon the adoption of ASU No. 2017-01, we evaluated each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination.

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. The adoption of this guidance, effective January 1, 2018, did not have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The guidance requires entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The adoption of this guidance, effective January 1, 2018, resulted in a restatement of our statement of cash flows for the three months ended March 31, 2017, for comparative purposes. This resulted in a reduction of $0.7 million in net cash used in operating activities from $2.1 million to $1.4 million.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force).” ASU 2016-15 provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The adoption of this new guidance, effective January 1, 2018, did not have a material effect on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. As lessee, we are party to various office leases with future payment obligations aggregating $3.2 million at March 31, 2018 (see Note 8 - Commitments) for which we expect to record right of use assets and corresponding lease liabilities upon adoption of ASU 2016-02. The new guidance also requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. We currently do not capitalize internal leasing costs. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective for periods beginning after December 15, 2018, but early adoption is permitted.

In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard effective January 1, 2018 using the modified retrospective method approach, however, there was no cumulative-effect required to be recognized in our accumulated deficit at the date of application. The adoption of ASC 606 did not have a material impact on our financial position, results of operations or cash flows.

Note 3 – Real Estate, Net

As of March 31, 2018 and December 31, 2017, real estate, net, includes the following (in thousands):

	March 31, 2018	December 31, 2017

Real estate under development	$79,904	$69,783
Building and building improvements	5,817	5,817
Tenant improvements	606	606
Land	2,452	2,452
	88,779	78,658
Less: accumulated depreciation	2,451	2,389
	$86,328	$76,269

Real estate under development as of March 31, 2018 and December 31, 2017 consisted of the 77 Greenwich and Paramus, New Jersey properties. Building and building improvements, tenant improvements and land at both dates consisted of the West Palm Beach, Florida property.

Depreciation expense amounted to approximately $62,000 and $60,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase in depreciation expense for the three months ended March 31, 2018 related to the West Palm Beach, Florida property.

In September 2017, a wholly-owned subsidiary of ours entered into an agreement pursuant to which it acquired an option to purchase a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.0 million.  We exercised the option on March 9, 2018. We paid an initial deposit of $8.1 million, which is included in restricted cash on the condensed consolidated balance sheets, upon entering into the agreement. The purchase price will be funded through acquisition financing and cash on hand. The acquisition of this property, which is subject to customary closing conditions, is expected to close in the second quarter of 2018.

Through a wholly-owned subsidiary, we also entered into an agreement with the New York City School Construction Authority (the "SCA"), whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million, which has been allocated to land, and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments for the land and development fee started in January 2018 and continue through September 2019. Upon Substantial Completion, as defined, the SCA shall close on the purchase of the school condominium unit at which point the title will transfer to the SCA. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school.

Revenue relating to the ultimate sale of the condominium unit will not be recognized until control of the asset is transferred to the buyer. This generally will include transfer of title to the property. As payments from the SCA are received, the amounts will be recorded on the balance sheet as deferred real estate deposits until sales criteria are satisfied.

Note 4 – Prepaid Expenses and Other Assets, Net

As of March 31, 2018 and December 31, 2017, prepaid expenses and other assets, net, include the following (in thousands):

	March 31, 2018	December 31, 2017

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	1,611	1,673
Lease commissions	1,302	1,297
Other	1,393	1,203
	6,396	6,263
Less: accumulated amortization	2,414	2,204
	$3,982	$4,059

Note 5 – Loans Payable and Secured Line of Credit

Loans Payable

77 Greenwich Construction Facility

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company, as lender and administrative agent (the “Lender”). We will draw down proceeds available to us as costs related to the construction are incurred for 77 Greenwich over the next few years for the construction of our new mixed-use building containing approximately 300,000 square feet of gross floor area, which is expected to include 90 luxury residential condominium apartments and a public elementary school, and includes the adaptive reuse of the landmarked Robert and Anne Dickey House, 7,500 square feet of street level retail space, and construction of a new handicapped accessible subway entrance at Trinity Place. There was an outstanding balance of approximately $37.2 million and $32.7 million on the 77 Greenwich Construction Facility at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we were in compliance with all 77 Greenwich Construction Facility covenants.

The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the lender. The 77 Greenwich Construction Facility will bear interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate on the 77 Greenwich Construction Facility was 10.13% as of March 31, 2018. The 77 Greenwich Construction Facility provides for certain interest payments to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before a completion date that is forty-two (42) months following the closing of the 77 Greenwich Construction Facility, subject to certain exceptions. The 77 Greenwich Construction Facility also includes additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. We also entered into certain completion and other guarantees with the Lender and the SCA in connection with the 77 Greenwich Construction Facility.

On December 22, 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The fair value of the interest rate cap as of March 31, 2018 and December 31, 2017 was approximately $575,000 and $344,000, respectively, and is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the three months ended March 31, 2018, the approximate $231,000 change in value of this instrument had been recorded as interest expense and subsequently capitalized to real estate, net.

Prior 77 Greenwich Loan

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets entered into a loan agreement with Sterling National Bank, as lender and administrative agent, and Israel Discount Bank of New York, as lender, pursuant to which we borrowed $40.0 million (the “Prior 77 Greenwich Loan”). The Prior 77 Greenwich Loan, which was scheduled to mature on November 8, 2017, was extended to February 8, 2018 after having satisfied certain conditions. The Prior 77 Greenwich Loan was paid in full on December 22, 2017 in conjunction with the closing of the 77 Greenwich Construction Facility. The effective interest rate on the Prior 77 Greenwich Loan was 5.25% as of March 31, 2017.

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender will provide a loan to the TPH Forest Hill Borrower in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). TPH Forest Hill Borrower borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at 30-day LIBOR plus 230 basis points. The effective interest rate was 4.18% as of March 31, 2018 and 3.86% as of December 31, 2017. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021, under certain circumstances. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the TPH Forest Hill Borrower’s fee interest in our West Palm Beach, Florida property. The WPB Loan requires the TPH Forest Hill Borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of March 31, 2018, the TPH Forest Hill Borrower was in compliance with all WPB Loan covenants.

On May 11, 2016, we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap on the 30-day LIBOR rate on a notional amount of $9.1 million. The fair value of the interest rate cap was approximately $4,000 and $5,000 as of March 31, 2018 and December 31, 2017, respectively, and is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. For both the three months ended March 31, 2018 and March 31, 2017, we recognized the change in value of approximately $1,000 in interest expense.

Secured Line of Credit

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, which was undrawn, matured on that date. The remaining $9.1 million line of credit, which is secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined, with a floor of 3.75%, and is pre-payable at any time without penalty. This secured line of credit was undrawn at March 31, 2018 and December 31, 2017.

Interest

Consolidated interest (income) expense, net includes the following (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Interest expense	$785	$575
Interest capitalized	(785)	(504)
Interest income	(53)	(3)
Interest (income) expense, net	$(53)	$68

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

Note 7 – Pension Plans

Defined Benefit Pension Plan

Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of both March 31, 2018 and December 31, 2017, we had a recorded liability of $2.5 million, which is included in pension liabilities on the accompanying condensed consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We had contemplated other courses of action, including a distress termination, whereby the Pension Benefits Guaranty Corporation (“PBGC”) would take over the plan. On February 27, 2012, Syms notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, Syms elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan at any time. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and have made no commitment to do so by a certain date. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.1 million to the Syms sponsored plan from September 17, 2012 through March 31, 2018. No amounts were funded to the Syms sponsored plan during each of the three months ended March 31, 2018 and March 31, 2017. Historically, we have funded this plan in the third quarter of the calendar year.

Multiemployer Pension Plans

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to these pension funds. We have recorded a liability of $1.5 million and $1.7 million which is included in pension liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. We are required to make quarterly distributions in the amount of approximately $203,000 until this liability is completely paid to the multiemployer plan by the beginning of 2020. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.4 million to the multiemployer plans from September 17, 2012 through March 31, 2018. Approximately $203,000 was funded to the multiemployer plan during each of the three months ended March 31, 2018 and March 31, 2017.

Note 8 – Commitments

a.	Leases – As of March 31, 2018, our corporate office located at 340 Madison Avenue, New York, New York has a lease obligation of $3.2 million payable through March 31, 2025. The rent expense paid for this operating lease for the three months ended March 31, 2018 was approximately $19,000.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

Note 9 – Income Taxes

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Act was signed into U.S. law. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended prior to the one year term when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act.

As part of the ACT, the U.S. corporate income tax rate applicable to us decreased from 35% to 21%. This rate change resulted in the remeasurement of our net deferred tax asset (“DTA”) as of December 31, 2017. The effect was approximately $33.7 million, which was completely offset by a change in our valuation allowance.

Pursuant to the ACT, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, as of December 31, 2017, we had released our valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards and we had recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release.

Our accounting for the above elements of the Act is complete.

Other significant provisions that are not yet effective but may impact income taxes in future years include, but are not limited too: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income and a limitation of net operating losses generated after fiscal 2018 to 80% of taxable income.

Other

At March 31, 2018, we had federal NOLs of approximately $232.6 million. These NOLs will expire in years through fiscal 2034. At March 31, 2018, we also had state NOLs of approximately $103.9 million. These NOLs expire between 2029 and 2034. We also had the New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $59.9 million and $59.5 million as of March 31, 2018 and December 31, 2017, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in equity.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of March 31, 2018 and December 31, 2017, there were 36,984,753 shares and 36,803,218 shares of common stock issued, respectively, and 31,554,643 shares and 31,451,796 shares of common stock outstanding, respectively.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. We issued 2,492 shares of our common stock for aggregate gross proceeds of approximately $23,000 at a weighted average price of $9.32 per share during the three months ended March 31, 2017. We issued no stock through the ATM Program during the three months ended March 31, 2018. As of March 31, 2018, $10.8 million of common stock remained available for issuance under the ATM Program. The sale agreement with our broker expired in accordance with its term on December 31, 2017. We may enter into a similar sale agreement in the future.

Preferred Stock

We are authorized to issue two shares of preferred stock, (one share each of Series A and Series B preferred stock), one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of Series A preferred stock was issued to a trustee acting for the benefit of our creditors. The share of Series B preferred stock was issued to the former Majority Shareholder. The share of special stock was issued and sold to Third Avenue Trust, and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

Upon the occurrence of the General Unsecured Claim Satisfaction, in March 2016 the share of Series A Preferred Stock was automatically redeemed in accordance with its terms and may not be reissued. In addition, upon the final payment to the former Majority Shareholder in March 2016, the share of Series B Preferred Stock was automatically redeemed in accordance with its terms and may not be reissued.

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

	Three Months Ended March 31, 2018		Year Ended December 31, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Balance available, beginning of period	541,319	-	614,500	-
Granted to employees	(146,000)	$6.95	(48,600)	$7.34
Granted to non-employee directors	-	-	(18,938)	$6.88
Deferred under non-employee director's deferral program	-	-	(5,643)	$6.88
Balance available, end of period	395,319	-	541,319	-

Restricted Stock Units

We grant RSUs to certain employees and executive officers as part of compensation. These grants have vesting dates ranging from immediate vest at grant date to five years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the three months ended March 31, 2018, we granted 146,000 RSUs to certain employees. These RSUs vest and settle at various times over a two year period, subject to each employee’s continued employment. Approximately $190,000 in compensation expense related to these shares was amortized during the three months ended March 31, 2018, of which approximately $76,000 was capitalized into real estate under development.

Stock-based compensation expense recognized during the three months ended March 31, 2018 and March 31, 2017 totaled $351,000 and $311,000, respectively, which is net of $189,000 and $667,000 capitalized as part of real estate under development, respectively.

Our RSU activity for the three months ended March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	677,734	$6.44
Granted RSUs	146,000	$6.95
Vested	(193,142)	$6.59
Non-vested at end of period	630,592	$6.40

As of March 31, 2018, there was approximately $2.0 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized through December 2020.

During the three months ended March 31, 2018, we issued 181,535 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 78,688 shares to provide for the employees’ withholding tax liabilities.

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

As of March 31, 2018, 5,643 stock units were deferred under the Deferral Program.

Note 12 – Investment in Our Unconsolidated Joint Venture

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 4.04% at March 31, 2018 and 3.72% at December 31, 2017.

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Real estate, net	$52,834	$53,137
Cash and cash equivalents	249	218
Restricted cash	407	361
Tenant and other receivables, net	16	21
Prepaid expenses and other assets, net	84	71
Intangible assets, net	12,695	12,829
Total assets	$66,285	$66,637

LIABILITIES

Mortgage payable, net	$41,006	$40,963
Accounts payable and accrued expenses	592	608
Total liabilities	41,598	41,571

MEMBERS' EQUITY

Members' equity	27,651	27,795
Accumulated deficit	(2,964)	(2,729)
Total members' equity	24,687	25,066

Total liabilities and members' equity	$66,285	$66,637

Our investment in unconsolidated joint venture	$12,343	$12,533

The statements of operations for the unconsolidated joint venture for the three months ended March 31, 2018 and March 31, 2017 are as follows (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)

Revenues
Rental revenues	$908	$795
Other income	1	1

Total revenues	909	796

Operating Expenses
Property operating expenses	239	197
Real estate taxes	11	12
General and administrative	3	3
Transaction related costs	-	5
Amortization	134	402
Depreciation	328	327

Total operating expenses	715	946

Operating income (loss)	194	(150)

Interest expense, net	386	349
Interest expense - amortization of deferred finance costs	43	43

Net loss	$(235)	$(542)

Our equity in net loss from unconsolidated joint venture	$(117)	$(271)

Note 13 – Subsequent Events

We have performed subsequent event procedures through May 10, 2018, which is the date the condensed consolidated financial statements were available to be issued, and there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is currently a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich was a vacant building that was demolished and is under development as a residential condominium tower that also includes plans for retail space and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, a property formerly occupied by a retail tenant in Paramus, New Jersey, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York (see Properties under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of our properties). We are also under contract to purchase a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York for $81.0 million, which we expect to close in the second quarter of 2018. We continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $232.6 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2018 which can be used to reduce our future taxable income.

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

Properties

The table below provides information on the commercial and residential properties we owned at March 31, 2018:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at March 31, 2018	Occupancy at March 31, 2018	Occupancy at March 31, 2017

Owned Locations

New York, New York (77 Greenwich) (1)	Property under development	-	-	N/A	N/A	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	100.0%	100.0%	100.0%

West Palm Beach, Florida (3)	Retail	112,000	-	68.9%	67.8%	68.9%

Total Owned Square Feet		189,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	100.0%	100.0%	91.6%

Grand Total Square Feet		254,000

(1)       77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, includes the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. The school project has obtained city council and mayoral approval. Environmental remediation and demolition was completed in the third quarter of 2017, and excavation and foundation work has begun. On December 22, 2017, we closed on a $189.5 million construction facility. We will draw down proceeds available to us under the construction facility as costs related to the construction are incurred over the next few years. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and future contributions by the New York City School Construction Authority (“SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 5 – Loans Payable and Secured Line of Credit for further information).

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million which has been allocated to land and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments for the land and development fee were received starting in January 2018 and will continue through September 2019. Upon Substantial Completion, as defined, the SCA shall close on the purchase of the school condominium unit from us for $41.5 million at which point title will transfer to the SCA. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction. The condominium apartments along with the subway improvements are currently scheduled to be completed by the end of 2020.

(2)        Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016, when the tenant vacated the property. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon one month’s notice to the other party, and which has since been extended to end on March 31, 2019. The outparcel building is leased to a tenant whose lease expires on March 31, 2019. The tenant has been in the space since 1996. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We have entered into an option agreement with Carmax (NYSE:KMX), pursuant to which Carmax will construct a new building after they obtain approvals and we demolish the existing buildings. The option agreement includes a fully negotiated lease agreement. This transaction is subject to town approvals based on the potential tenant’s intended use of the site. In accordance with an amendment to our agreement with Carmax, beginning in May 2018, Carmax will pay us approximately $56,000 per month for up to 12 months, and up to $106,000 thereafter, net of any payments we may receive from our tenants, for up to 12 months, until un-appealable town approvals are received.

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

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of March 31, 2018, excluding the license agreement with Restoration Hardware (dollars in thousands):

	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2018 (B)	1	1,200	$13
2019	1	4,000	140
2020	8	12,488	245
2021	2	7,063	119
2022	1	1,200	21
Thereafter	6	55,462	1,105
	19	81,413	$1,643

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

(B)	Reflects tenants with a month-to-month tenancy.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our condensed consolidated financial statements). Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2017 Annual Report on Form 10-K (the “2017 Annual Report”) for the year ended December 31, 2017.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2018 and March 31, 2017 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2017 Annual Report.

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Rental revenues decreased by $58,000 to $281,000 for the three months ended March 31, 2018 from $339,000 for the three months ended March 31, 2017. The decrease in rental revenues was mainly due to a non-cash rent adjustment for a tenant at the West Palm Beach, Florida property. Tenant reimbursements decreased by $5,000 to $116,000 for the three months ended March 31, 2018 from $121,000 for the three months ended March 31, 2017 primarily due to lower reimbursable property operating expenses at the West Palm Beach, Florida property.

Property operating expenses decreased by $23,000 to $148,000 for the three months ended March 31, 2018 from $171,000 for the three months ended March 31, 2017. These amounts consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property. The decrease was mainly due to one-time repair costs incurred during the three months ended March 31, 2017.

Real estate tax expense increased by $7,000 to $78,000 for the three months ended March 31, 2018 from $71,000 for the three months ended March 31, 2017 due to a modest increase in real estate taxes at the West Palm Beach, Florida property.

General and administrative expenses increased by $186,000 to $1.5 million for the three months ended March 31, 2018 from $1.4 million for the three months ended March 31, 2017, primarily due to an increase in payroll arising from increased headcount. For the three months ended March 31, 2018, approximately $351,000 related to stock-based compensation, $617,000 related to payroll and payroll related expenses, $353,000 related to other corporate costs, including board fees, corporate office rent and insurance and $215,000 related to legal, accounting and other professional fees. For the three months ended March 31, 2017, approximately $311,000 related to stock-based compensation, $411,000 related to payroll and payroll related costs, $399,000 related to other corporate costs including board fees, corporate office rent and insurance and $229,000 related to legal, accounting and other professional fees.

There were no transaction related costs for the three months ended March 31, 2018 compared to $46,000 for the three months ended March 31, 2017. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated.

Depreciation and amortization expense remained relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Operating loss increased by approximately $192,000 to $1.5 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture decreased by approximately $154,000 to $117,000 for the three months ended March 31, 2018 from $271,000 for the three months ended March 31, 2017. This amount represents our 50% share in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the net loss is primarily comprised of operating income before depreciation of $329,000, offset by depreciation and amortization of $253,000 and interest expense of $193,000.

Interest income, net increased by approximately $121,000 to $53,000 for the three months ended March 31, 2018 from interest expense, net of $68,000 for the three months ended March 31, 2017. For the three months ended March 31, 2018, $785,000 related to gross interest incurred offset by $785,000 of capitalized interest and $53,000 of interest income. For the three months ended March 31, 2017, $575,000 related to gross interest incurred offset by $504,000 of capitalized interest and $3,000 of interest income. The increase in interest income, net, for the three months ended March 31, 2018 of $121,000 is primarily attributable to 100% capitalization of interest expense, as well as higher interest income related to a higher overall cash balance.

Interest expense-amortization of deferred finance costs was zero for the three months ended March 31, 2018 compared to $82,000 for the three months ended March 31, 2017. All interest expense and amortization of deferred finance costs were capitalized to real estate under development for the three months ended March 31, 2018.

Claims liability was zero for the three months ended March 31, 2018 compared to approximately $1.0 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we entered into a settlement with our insurance carrier for approximately $1.0 million related to a Syms bankruptcy claim.

We recorded no tax expense for the three months ended March 31, 2018 compared to $1,000 for the three months ended March 31, 2017.

Net loss attributable to common stockholders increased by approximately $877,000 to $1.6 million for the three months ended March 31, 2018 from $681,000 for the three months ended March 31, 2017 as a result of the changes in revenues and expenses discussed above.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include some or all of the following:

(1)	cash on hand;
(2)	proceeds from increases to existing debt financings and/or other forms of secured financing;
(3)	proceeds from common stock or preferred equity offerings, including rights offerings;
(4)	cash flow from operations; and
(5)	net proceeds from divestitures of properties.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of March 31, 2018, we had total cash of $34.9 million, of which approximately $24.8 million was cash and cash equivalents and approximately $10.1 million was restricted cash. As of December 31, 2017, we had total cash of $24.2 million, of which approximately $15.3 million was cash and cash equivalents and approximately $8.9 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements and secured line of credit (see Note 5 – Loans Payable and Secured Line of Credit - to our condensed consolidated financial statements), tenant related security deposits and deposits on property acquisitions. The increase in total cash during the period from January 1, 2018 to March 31, 2018 was primarily the result of receiving approximately $8.4 million from the SCA for reimbursement of pre-development costs incurred by us (see Note 3 – Real Estate, net to our condensed consolidated financial statements, for further discussion). In addition we were reimbursed approximately $3.2 million due to an overfunding of equity in connection with the closing of the construction facility for 77 Greenwich.

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”). We will draw down proceeds available to us under the 77 Greenwich Construction Facility as costs related to the construction are incurred for 77 Greenwich over the next few years. In connection with the closing of the 77 Greenwich Construction Facility on December 22, 2017, a portion of the proceeds on the closing date was used to pay in full the outstanding balance, including accrued interest, under our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Facility was $37.2 million at March 31, 2018. The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is Borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of Lender. The 77 Greenwich Construction Facility will bear interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further discussion). Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date and future contributions by the SCA, will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, which was undrawn, matured on that date. The remaining $9.1 million line of credit, which is secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined, with a floor of 3.75%, and is pre-payable at any time without penalty. As of March 31, 2018, the $11.0 million line of credit was undrawn.

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

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender will provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). Our subsidiary borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at 30-day LIBOR plus 230 basis points. The effective rate at March 31, 2018 and December 31, 2017 was 4.18% and 3.86%, respectively. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021, under certain circumstances. The balance of the WPB Loan was $9.1 million at both March 31, 2018 and December 31, 2017. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

Cash Flows

Cash Flows for the three months ended March 31, 2018 Compared to the three months ended March 31, 2017

Net cash used in operating activities was approximately $2.9 million for the three months ended March 31, 2018 as compared to approximately $1.4 million for the three months ended March 31, 2017. The increase in net cash used of approximately $1.5 million was mainly due to a higher net loss of $877,000 as well as an increase in accounts payable and accrued expense of approximately $529,000.

Net cash provided by investing activities for the three months ended March 31, 2018 was approximately $9.5 million compared to net cash used in investing activities of approximately $1.8 million for the three months ended March 31, 2017. This increase was due mainly to the aggregate $20.6 million of cash received from the SCA for reimbursement of pre-development and development costs that were initially paid by us, partial payments for the land and condominium purchase as well as reimbursement of our overfunding of equity in connection with the closing of the 77 Greenwich Construction Facility partially offset by an increase of approximately $9.4 million in real estate additions.

Net cash provided by financing activities for the three months ended March 31, 2018 was approximately $4.2 million as compared to approximately $25.9 million for the three months ended March 31, 2017. This decrease is a result of no equity raise during the three months ended March 31, 2018 compared to our private placement of common stock in February 2017 in which we raised net proceeds of approximately $26.6 million. This was partially offset by $4.9 million of draws under the 77 Greenwich Construction Facility during the three months ended March 31, 2018.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy Plan were approximately $162.8 million and believe our U.S. Federal NOLs at March 31, 2018 were approximately $232.6 million. Pursuant to the Act, AMT credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we have released our valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards. We have recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $59.9 million was recorded as of March 31, 2018.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our limited revenues from operations and reliance on external sources of financing to fund operations in the future;

•	our ability to execute our business plan, including as it relates to the development of our largest asset, a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan;

•	adverse trends in the Manhattan condominium market;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;

•	competition for new acquisitions;

•	risks associated with acquisitions and investments in owned and leased real estate generally, including risks related to closing, obtaining suitable financing in connection with and achieving the intended benefits of the potential acquisition of the apartment building located at 237 11th Street, Brooklyn, New York (“237 11th Street”);

•	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;

•	risks associated with partnerships or joint ventures;

•	our ability to maintain certain state tax benefits with respect to our properties, and to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;

•	loss of key personnel;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	the failure of our subsidiaries to repay outstanding indebtedness;

•	the effects of new tax laws;

•	our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;

•	risks associated with current political and economic uncertainty;

•	risks associated with breaches of information technology systems;

•	stock price volatility;

•	the influence of certain significant stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our NOLs and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2017 Annual Report for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in the aforementioned 2017 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Of our long-term debt, which consists of secured financings, the 77 Greenwich Construction Facility bears interest on drawn amounts at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% and the WPB Loan bears interest at 30-day LIBOR plus 230 basis points. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of March 31, 2018, our debt consisted of two variable-rate secured mortgage loans payable, with carrying values of $37.2 million and $9.1 million, which approximated their fair values at March 31, 2018. We also have a secured line of credit of $11.0 million that was undrawn as of March 31, 2018. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by approximately $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by approximately $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As of March 31, 2018, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 12 – Investment in Our Unconsolidated Joint Venture – to our condensed consolidated financial statements), which approximated its fair value at March 31, 2018. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint ventures’ variable-rate debt by approximately $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint ventures’ variable-rate debt by approximately $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of March 31, 2018, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations. .

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine legal proceedings, which are primarily incidental to our former business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers. Based on an analysis performed by our actuary and available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position. Additionally, as discussed in Note 1 to our condensed consolidated financial statements, as of February 6, 2018, we no longer operate under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors as disclosed in our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 (audited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 (unaudited) and the three months ended March 31, 2017 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2018 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 (unaudited) and three months ended March 31, 2017 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: May 10, 2018	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: May 10, 2018	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

