Form 10-Q
period 2018-06-30
Trinity Place Holdings Inc.
filed 2018-08-08
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, there were 31,638,042 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Real estate, net	$166,997	$76,269
Cash and cash equivalents	15,155	15,273
Restricted cash	1,168	8,916
Investment in unconsolidated joint venture	12,053	12,533
Receivables, net	3,351	3,417
Deferred rents receivable	542	548
Prepaid expenses and other assets, net	5,588	4,059
Intangible assets, net	11,100	-
Total assets	$215,954	$121,015

LIABILITIES

Loans payable, net	$109,922	$36,167
Deferred real estate deposits	26,874	-
Accounts payable and accrued expenses	11,476	13,323
Pension liabilities	3,828	4,235
Secured line of credit	-	-
Total liabilities	152,100	53,725

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 37,146,068 and 36,803,218 shares issued at June 30, 2018 and December 31, 2017, respectively; 31,638,042 and 31,451,796 shares outstanding at June 30, 2018 and December 31, 2017, respectively	371	368
Additional paid-in capital	131,915	130,897
Treasury stock (5,508,026 and 5,351,422 shares at June 30, 2018 and December 31, 2017, respectively)	(54,724)	(53,666)
Accumulated other comprehensive loss	(2,732)	(2,732)
Accumulated deficit	(10,976)	(7,577)

Total stockholders' equity	63,854	67,290

Total liabilities and stockholders' equity	$215,954	$121,015

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$552	$342	$833	$681
Tenant reimbursements	121	153	237	274

Total revenues	673	495	1,070	955

Operating Expenses
Property operating expenses	340	200	488	371
Real estate taxes	81	150	159	221
General and administrative	1,530	1,341	3,066	2,691
Transaction related costs	-	22	-	68
Depreciation and amortization	515	125	644	249

Total operating expenses	2,466	1,838	4,357	3,600

Operating loss	(1,793)	(1,343)	(3,287)	(2,645)

Equity in net loss from unconsolidated joint venture	(139)	(237)	(256)	(508)
Interest income (expense), net	93	(41)	146	(109)
Interest expense -amortization of deferred finance costs	-	(118)	-	(200)
Reduction of claims liability	-	-	-	1,043

Loss before taxes	(1,839)	(1,739)	(3,397)	(2,419)

Tax expense	2	37	2	38

Net loss attributable to common stockholders	$(1,841)	$(1,776)	$(3,399)	$(2,457)

Loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.08)

Weighted average number of common shares - basic and diluted	31,612	31,290	31,572	29,436

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2017 (audited)	36,803	$368	$130,897	(5,351)	$(53,666)	$(7,577)	$(2,732)	$67,290

Net loss attributable to common stockholders	-	-	-	-	-	(3,399)	-	(3,399)
Settlement of stock awards	343	3	-	(157)	(1,058)	-	-	(1,055)
Stock-based compensation expense	-	-	1,018	-	-	-	-	1,018

Balance as of June 30, 2018 (unaudited)	37,146	$371	$131,915	(5,508)	$(54,724)	$(10,976)	$(2,732)	$63,854

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(3,399)	$(2,457)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	644	249
Amortization of deferred finance costs	-	195
Stock-based compensation expense	667	612
Deferred rents receivable	6	(38)
Equity in net loss from unconsolidated joint venture	256	508
Distribution from unconsolidated joint venture	224	163
Decrease (Increase) in operating assets:
Receivables, net	66	(24)
Prepaid expenses and other assets, net	(2,047)	(529)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	816	(1,452)
Pension liabilities	(407)	(406)
Net cash used in operating activities	(3,174)	(3,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(103,514)	(3,775)
Deferred real estate deposits	26,874	-
Investment in unconsolidated joint venture	-	(69)
Net cash used in investing activities	(76,640)	(3,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	74,750	-
Payment of finance costs	(1,747)	(414)
Settlement of stock awards	(1,055)	(2,548)
Proceeds from sale of common stock, net	-	40,561
Net cash provided by financing activities	71,948	37,599

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,866)	30,576
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH , BEGINNING OF PERIOD	24,189	8,366
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,323	$38,942

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$15,273	$4,678
RESTRICTED CASH, BEGINNING OF PERIOD	8,916	3,688
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,189	$8,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,155	$34,555
RESTRICTED CASH, END OF PERIOD	1,168	4,387
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,323	$38,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,704	$1,172
Taxes	$2	$37

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$7,512	$1,733
Capitalized amortization of deferred financing costs and lease commissions	$947	$59
Capitalized stock-based compensation expense	$351	$1,015

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Note 1 – Business

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is currently a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich was a vacant building that was demolished and is under development as a residential condominium tower that also includes plans for retail space and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, a property formerly occupied by a retail tenant in Paramus, New Jersey, a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York (“237 11th”) acquired on May 24, 2018, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York (see Properties under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of our properties). We continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $234.0 million of federal net operating loss carryforwards (“NOLs”) at June 30, 2018, which can be used to reduce our future taxable income.

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

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We did not have any interests in VIEs at June 30, 2018 or December 31, 2017.

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

b.	Investment in Unconsolidated Joint Venture - We account for our investment in our unconsolidated joint venture under the equity method of accounting (see Note 12 - Investment in Our Unconsolidated Joint Venture). We also assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint ventures' projected cash flows. We do not believe that the value of our equity investment was impaired at either June 30, 2018 or December 31, 2017.

c.	Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally insured limits. We have not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during the six months ended June 30, 2018 or June 30, 2017.

i.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both June 30, 2018 and December 31, 2017, we had determined that no liabilities are required in connection with unrecognized tax positions. As of June 30, 2018, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

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

s.

Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital in stockholders equity.

t.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities.” The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments and better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The standard will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We have not yet adopted the guidance, and do not expect a material impact on our financial position, results of operations or cash flows when the new standard is implemented.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the De-recognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate, eliminate rules specifically addressing sales of real estate, remove exceptions to the financial asset de-recognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. The adoption of this guidance, effective January 1, 2018, did not have a material impact on our financial position, results of operations or cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The guidance requires entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The adoption of this guidance, effective January 1, 2018, resulted in a restatement of our statement of cash flows for the six months ended June 30, 2017, for comparative purposes. This resulted in a reduction of $0.7 million in net cash used in operating activities from $3.9 million to $3.2 million.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force).” ASU 2016-15 provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The adoption of this guidance, effective January 1, 2018, did not have a material effect on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. As lessee, we are party to various office leases with future payment obligations aggregating approximately $3.1 million at June 30, 2018 (see Note 8 - Commitments) for which we expect to record right of use assets and corresponding lease liabilities upon adoption of ASU 2016-02. The new guidance also requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. We currently do not capitalize internal leasing costs. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective for periods beginning after December 15, 2018, but early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvement,” which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors with a practical expedient to not separate non-lease revenue components from the associated lease component if certain conditions are met. We are currently evaluating the extent of the impact of adopting this new standard on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard effective January 1, 2018 using the modified retrospective method approach, however, there was no cumulative-effect required to be recognized in our accumulated deficit at the date of adoption. The adoption of ASC 606 did not have a material impact on our financial position, results of operations or cash flows.

Note 3 – Real Estate, Net

As of June 30, 2018 and December 31, 2017, real estate, net, includes the following (in thousands):

	June 30, 2018	December 31, 2017

Real estate under development	$91,400	$69,783
Building and building improvements	47,185	5,817
Tenant improvements	731	606
Land and land improvements	30,391	2,452
	169,707	78,658
Less: accumulated depreciation	2,710	2,389
	$166,997	$76,269

Real estate under development as of June 30, 2018 and December 31, 2017 included 77 Greenwich and the Paramus, New Jersey property. Building and building improvements, tenant improvements and land and land improvements included the West Palm Beach, Florida property and, as of May 24, 2018, the 237 11th property (see Properties under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of our properties).

Depreciation expense amounted to approximately $259,000 and $62,000 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $321,000 and $123,000 for the six months ended June 30, 2018 and June 30, 2017, respectively. The increase in depreciation expense for the three and six months ended June 30, 2018 primarily relates to the 237 11th property acquisition.

On May 24, 2018, we closed on the acquisition of a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York, for a purchase price of $81.0 million.  The acquisition was funded through acquisition financing and cash on hand.

We allocate the purchase price of real estate to land and land improvements and building and building improvements (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above-market and below-market leases, real estate tax abatement and origination costs associated with the in-place leases. We depreciate the amount allocated to building and building improvements (inclusive of tenant improvements) over their estimated useful lives, which generally range from one year to 27.5 years. We amortize the amount allocated to values associated with real estate tax abatement over 15 years, the estimated period of benefit. We amortize the amount allocated to the above-market and below-market leases over the remaining term of the associated lease, which generally range from one to two years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally range from one to two years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The following table presents our purchase price allocation, including transaction costs, for 237 11th (in thousands):

Purchase Price Allocation:

Land and land improvements	$27,939
Building and building improvements	41,297
Tenant improvements	125
Furniture and fixtures	694
Real estate tax abatement	11,100
Acquired in-place leases	1,090
Assets acquired	82,245

Below-market lease value	(285)
Liabilities assumed	(285)

Purchase price	$81,960

Through a wholly-owned subsidiary, we entered into an agreement with the New York City School Construction Authority (the "SCA"), whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit, and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million payable to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and will continue through September 2019. Upon Substantial Completion, as defined in the School Design, Construction, Funding and Purchase Agreement, dated December 22, 2017, between us and the SCA, the SCA shall close on the purchase of the school condominium unit from us at which point the title will transfer to the SCA. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school. The condominium apartments and construction of a new handicapped accessible subway entrance are currently scheduled to be completed by the end of 2020.

Revenue relating to the ultimate sale of the condominium unit will not be recognized until control of the asset is transferred to the buyer. This generally will include transfer of title to the property. As payments from the SCA are received, the amounts will be recorded on the balance sheet as deferred real estate deposits until sales criteria are satisfied.

Note 4 – Prepaid Expenses and Other Assets, Net

As of June 30, 2018 and December 31, 2017, prepaid expenses and other assets, net, include the following (in thousands):

	June 30, 2018	December 31, 2017

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	2,115	1,673
Lease commissions	1,302	1,297
Other	2,803	1,203
	8,310	6,263
Less: accumulated amortization	2,722	2,204
	$5,588	$4,059

Note 5 – Loans Payable and Secured Line of Credit

Loans Payable

237 11th Loans

On May 24, 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective rate at June 30, 2018 was approximately 5.81%. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee if prepaid after 12 months, and if prepaid prior to such date, subject to a make-whole fee equal to the interest that would have been paid through the balance of the 12-month period.

The collateral for the 237 11th mortgage loan is the 470 4th Avenue Fee Owner LLC’s fee interest in our 237 11th property and the collateral for the 237 11th mezzanine loan is the equity ownership interests in 470 4th Avenue Fee Owner LLC. The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lenders to declare the 237 11th Loans due and payable, among other remedies. As of June 30, 2018, we were in compliance with all 237 11th Loans’ covenants.

77 Greenwich Construction Facility

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company, as lender and administrative agent (the “Lender”). We will draw down proceeds available to us as costs related to the construction are incurred for 77 Greenwich over the next few years for the construction of our new mixed-use building containing approximately 300,000 square feet of gross floor area. The building is expected to include 90 luxury residential condominium apartments and a public elementary school, and includes the adaptive reuse of the landmarked Robert and Anne Dickey House, 7,500 square feet of street level retail space, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $39.2 million and $32.7 million on the 77 Greenwich Construction Facility at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, we were in compliance with all 77 Greenwich Construction Facility covenants.

The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the lender. The 77 Greenwich Construction Facility will bear interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate on the 77 Greenwich Construction Facility was 10.34% as of June 30, 2018 and 9.81% at December 31, 2017. The 77 Greenwich Construction Facility provides for certain interest payments to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before a completion date that is forty-two (42) months following the closing of the 77 Greenwich Construction Facility, subject to certain exceptions. The 77 Greenwich Construction Facility also includes additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. We also entered into certain completion and other guarantees with the Lender and the SCA in connection with the 77 Greenwich Construction Facility.

On December 22, 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The fair value of the interest rate cap as of June 30, 2018 and December 31, 2017 was approximately $1.1 million and $344,000, respectively, and is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the six months ended June 30, 2018, the approximate $722,000 change in value of this instrument had been recorded as interest income and subsequently capitalized to real estate, net.

Prior 77 Greenwich Loan

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets entered into a loan agreement with Sterling National Bank, as lender and administrative agent, and Israel Discount Bank of New York, as lender, pursuant to which we borrowed $40.0 million (the “Prior 77 Greenwich Loan”). The Prior 77 Greenwich Loan, which was scheduled to mature on November 8, 2017, was extended to February 8, 2018 after having satisfied certain conditions. The Prior 77 Greenwich Loan was paid in full on December 22, 2017 in conjunction with the closing of the 77 Greenwich Construction Facility. The effective interest rate on the Prior 77 Greenwich Loan was 5.5% as of June 30, 2017.

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender agreed to provide a loan to the TPH Forest Hill Borrower in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). TPH Forest Hill Borrower borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at 30-day LIBOR plus 230 basis points. The effective interest rate was 4.39% as of June 30, 2018 and 3.86% as of December 31, 2017. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021, under certain circumstances. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the TPH Forest Hill Borrower’s fee interest in our West Palm Beach, Florida property. The WPB Loan requires the TPH Forest Hill Borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which would permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of June 30, 2018, the TPH Forest Hill Borrower was in compliance with all WPB Loan covenants.

On May 11, 2016, we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap on the 30-day LIBOR rate on a notional amount of $9.1 million. The fair value of the interest rate cap was approximately $3,000 and $5,000 as of June 30, 2018 and December 31, 2017, respectively, and is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. For both the six months ended June 30, 2018 and June 30, 2017, we recognized the change in value of approximately $2,000 in interest expense.

Secured Line of Credit

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, which was undrawn, matured on that date. The remaining $9.1 million line of credit, which is secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, with a floor of 3.75%, and is pre-payable at any time without penalty. This secured line of credit was undrawn at both June 30, 2018 and December 31, 2017.

Interest

Consolidated interest (income) expense, net includes the following (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Interest expense	$1,025	$613	$1,810	$1,188
Interest capitalized	(1,025)	(536)	(1,810)	(1,040)
Interest income	(93)	(36)	(146)	(39)
Interest (income) expense, net	$(93)	$41	$(146)	$109

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

Note 7 – Pension Plans

Defined Benefit Pension Plan

Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of both June 30, 2018 and December 31, 2017, we had a recorded liability of $2.5 million, which is included in pension liabilities on the accompanying condensed consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We had contemplated other courses of action, including a distress termination, whereby the Pension Benefits Guaranty Corporation (“PBGC”) would take over the plan. On February 27, 2012, Syms notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, Syms elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan at any time. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and have made no commitment to do so by a certain date. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.1 million to the Syms sponsored plan from September 17, 2012 through June 30, 2018. No amounts were funded to the Syms sponsored plan during each of the six months ended June 30, 2018 and June 30, 2017. Historically, we have funded this plan in the third quarter of the calendar year.

Multiemployer Pension Plans

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to these pension funds. We have recorded a liability of $1.3 million and $1.7 million which is included in pension liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. We are required to make quarterly distributions in the amount of approximately $203,000 until this liability is completely paid to the multiemployer plan by the beginning of 2020. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.6 million to the multiemployer plans from September 17, 2012 through June 30, 2018. Approximately $406,000 was funded to the multiemployer plan during each of the six months ended June 30, 2018 and June 30, 2017.

Note 8 – Commitments

a.	Leases – As of June 30, 2018, our corporate office located at 340 Madison Avenue, New York, New York has a lease obligation of approximately $3.1 million payable through March 31, 2025. The rent paid for this operating lease for the three and six months ended June 30, 2018 was approximately $110,000 and $129,000, respectively.

b.	Legal Proceedings - We are a party to routine litigation incidental to our business. Some of the actions to which we are a party are covered by insurance and are being defended or reimbursed by our insurance carriers.

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

As part of the Act, the U.S. corporate income tax rate applicable to us decreased from 35% to 21%. This rate change resulted in the remeasurement of our net deferred tax asset (“DTA”) as of December 31, 2017. The effect was a reduction of the DTA of approximately $33.7 million, which was completely offset by a change in our valuation allowance.

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

Other significant provisions that are not yet effective but may impact income taxes in future years include, but are not limited to: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income and a limitation of net operating losses generated after fiscal 2018 to 80% of taxable income.

Other

At June 30, 2018, we had federal NOLs of approximately $234.0 million. These NOLs will expire in years through fiscal 2034. At June 30, 2018, we also had state NOLs of approximately $105.4 million. These NOLs expire between 2029 and 2034. We also had the New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $60.4 million and $59.5 million as of June 30, 2018 and December 31, 2017, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in equity.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of June 30, 2018 and December 31, 2017, there were 37,146,068 shares and 36,803,218 shares of common stock issued, respectively, and 31,638,042 shares and 31,451,796 shares of common stock outstanding, respectively.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. We issued 2,492 shares of our common stock for aggregate gross proceeds of approximately $23,000 at a weighted average price of $9.32 per share during the six months ended March 31, 2017. We issued no stock through the ATM Program during the six months ended June 30, 2018. As of June 30, 2018, $10.8 million of common stock remained available for issuance under the ATM Program. The sale agreement with our broker, which expired in accordance with its term on December 31, 2017, was extended by an amendment on June 20, 2018, pursuant to which it will remain in effect until June 30, 2019, subject to extension upon mutual agreement, unless earlier terminated by the parties thereto.

Preferred Stock

We are authorized to issue two shares of preferred stock, (one share each of Series A and Series B preferred stock), one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of Series A preferred stock was issued to a trustee acting for the benefit of our creditors. The share of Series B preferred stock was issued to the former Majority Shareholder, as defined in the Plan. The share of special stock was issued and sold to Third Avenue Trust, and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

Upon the occurrence of the General Unsecured Claim Satisfaction, as defined in the Plan, in March 2016, the share of Series A Preferred Stock was automatically redeemed in accordance with its terms and may not be reissued. In addition, upon the final payment to the former Majority Shareholder in March 2016, the share of Series B Preferred Stock was automatically redeemed in accordance with its terms and may not be reissued.

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

	Six Months Ended June 30, 2018		Year Ended December 31, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Balance available, beginning of period	541,319	-	614,500	-
Granted to employees	(146,000)	$6.95	(48,600)	$7.34
Granted to non-employee directors	(10,223)	$6.78	(18,938)	$6.88
Deferred under non-employee director's deferral program	(13,503)	$6.78	(5,643)	$6.88
Balance available, end of period	371,593	-	541,319	-

Restricted Stock Units

We grant RSUs to certain employees and executive officers as part of compensation. These grants have vesting dates ranging from immediate vest at grant date to five years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the six months ended June 30, 2018, we granted 146,000 RSUs to certain employees. These RSUs vest and settle at various times over a two year period, subject to each employee’s continued employment. Approximately $190,000 and $381,000 in compensation expense related to these shares was amortized during the three and six months ended June 30, 2018, respectively, of which approximately $76,000 and $152,000 was capitalized into real estate under development.

Stock-based compensation expense recognized during the three months ended June 30, 2018 and June 30, 2017 totaled $286,000 and $243,000, respectively, which is net of $161,000 and $347,000 capitalized as part of real estate under development, respectively. Stock-based compensation expense recognized during the six months ended June 30, 2018 and June 30, 2017 totaled $636,000 and $554,000, respectively, which is net of $351,000 and $1.0 million capitalized as part of real estate under development, respectively.

Our RSU activity for the six months ended June 30, 2018 was as follows:

	Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	677,734	$6.44
Granted RSUs	146,000	$6.95
Vested	(193,142)	$6.59
Non-vested at end of period	630,592	$6.40

As of June 30, 2018, there was approximately $1.6 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2020.

During the six months ended June 30, 2018, we issued 332,627 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 156,604 shares to provide for the employees’ withholding tax liabilities.

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

As of June 30, 2018, 19,146 stock units were deferred under the Deferral Program.

Note 12 – Investment in Our Unconsolidated Joint Venture

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 4.25% at June 30, 2018 and 3.72% at December 31, 2017.

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Real estate, net	$52,443	$53,137
Cash and cash equivalents	203	218
Restricted cash	366	361
Tenant and other receivables, net	30	21
Prepaid expenses and other assets, net	124	71
Intangible assets, net	12,561	12,829
Total assets	$65,727	$66,637

LIABILITIES

Mortgage payable, net	$41,049	$40,963
Accounts payable and accrued expenses	572	608
Total liabilities	41,621	41,571

MEMBERS' EQUITY

Members' equity	27,346	27,795
Accumulated deficit	(3,240)	(2,729)
Total members' equity	24,106	25,066

Total liabilities and members' equity	$65,727	$66,637

Our investment in unconsolidated joint venture	$12,053	$12,533

The statements of operations for the unconsolidated joint venture for the three and six months ended June 30, 2018 and June 30, 2017 are as follows (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Rental revenues	$907	$882	$1,815	$1,677
Other income	2	1	3	2

Total revenues	909	883	1,818	1,679

Operating Expenses
Property operating expenses	215	212	454	409
Real estate taxes	12	11	23	23
General and administrative	-	8	2	16
Amortization	134	447	268	892
Depreciation	329	328	657	655

Total operating expenses	690	1,006	1,404	1,995

Operating income (loss)	219	(123)	414	(316)

Interest expense, net	453	309	839	615
Interest expense -amortization of deferred finance costs	43	43	86	86

Net loss	$(277)	$(475)	$(511)	$(1,017)

Our equity in net loss from unconsolidated joint venture	$(139)	$(237)	$(256)	$(508)

Note 13 – Subsequent Events

We have performed subsequent event procedures through August 9, 2018, which is the date the condensed consolidated financial statements were available to be issued, and there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is currently a property located at 77 Greenwich Street (“77 Greenwich”) in Lower Manhattan. 77 Greenwich was a vacant building that was demolished and is under development as a residential condominium tower that also includes plans for retail space and a New York City elementary school. We also own a retail strip center located in West Palm Beach, Florida, a property formerly occupied by a retail tenant in Paramus, New Jersey, a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York (“237 11th”) acquired on May 24, 2018, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located in Brooklyn, New York (see Properties under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of our properties). We continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $234.0 million of federal net operating loss carryforwards (“NOLs”) at June 30, 2018, which can be used to reduce our future taxable income.

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

Properties

The table below provides information on the commercial and residential properties we owned and had an ownership interest in at June 30, 2018:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at June 30, 2018	Occupancy at June 30, 2018	Occupancy at June 30, 2017

Owned Locations

New York, New York (77 Greenwich) (1)	Property under development	-	-	N/A	N/A	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	100.0%	100.0%	100.0%

West Palm Beach, Florida (3)	Retail	112,000	-	70.7%	68.9%	68.9%

237 11th Street, Brooklyn, New York (4)	Multi-family	80,000	105	64.8%	64.8%	N/A

Total Owned Square Feet		269,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50% (5)	Multi-family	65,000	95	94.7%	94.7%	91.6%

Grand Total Square Feet		334,000

(1)       77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, includes the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. The school project has obtained city council and mayoral approval. Environmental remediation and demolition was completed in the third quarter of 2017, and excavation and foundation work has begun. We have submitted our condominium offering plan to the attorney general’s office for approval. On December 22, 2017, we closed on a $189.5 million construction facility. We will draw down proceeds under the construction facility as costs related to the construction are incurred over the next few years. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and future contributions by the New York City School Construction Authority (the “SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 5 – Loans Payable and Secured Line of Credit for further information).

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million payable to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and will continue through September 2019. Upon Substantial Completion, as defined in the School Design, Construction, Funding, and Purchase Agreement, dated December 22, 2017 between us and the SCA, the SCA shall close on the purchase of the school condominium unit from us at which point title will transfer to the SCA. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school. The condominium apartments and the subway improvements are currently scheduled to be completed by the end of 2020.

(2)       Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016, when the tenant vacated the property. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon one month’s notice to the other party, and which has since been extended to end on March 31, 2019. The outparcel building is leased to a tenant whose lease expires on March 31, 2019. The tenant has been in the space since 1996. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We have entered into an option agreement with Carmax (NYSE:KMX), pursuant to which Carmax will construct a new building after they obtain approvals and we demolish the existing buildings. The option agreement includes a fully negotiated lease agreement. This transaction is subject to town approvals based on the potential tenant’s intended use of the site. In accordance with an amendment to our agreement with Carmax, beginning in May 2018, Carmax is paying us approximately $56,000 per month for up to 12 months, and up to $106,000 thereafter, net of any payments we may receive from our tenants, for up to 12 months, until un-appealable town approvals are received.

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

(4)        237 11th. On May 24, 2018, we closed on the purchase of a newly built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.0 million. The property also includes 6,264 square feet of retail space, a portion of which is leased to Starbucks Inc. Leasing began in August 2017 and the residential portion of the property was approximately 63% leased at closing and approximately 65% leased at June 30, 2018. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. 237 11th offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property benefits from a 15-year 421a real estate tax exemption.

(5)        223 North 8th Street. Through a joint venture with Pacolet Milliken Enterprises, Inc., we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421a real estate tax exemption.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of June 30, 2018, excluding the license agreement with Restoration Hardware (dollars in thousands):

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and six months ended June 30, 2018 and June 30, 2017 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2017 Annual Report.

These results for the three and six months ended June 30, 2017 include revenues and expenses from the Westbury property as of May 8, 2017 when the property was classified as an asset held for sale, through its date of sale on August 4, 2017. In prior periods, this property’s revenues and expenses were capitalized as the property was considered as real estate under development.

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Rental revenues increased by $210,000 to $552,000 for the three months ended June 30, 2018 from $342,000 for the three months ended June 30, 2017. The increase in rental revenues was mainly due to revenues related to the 237 11th property, which was acquired on May 24, 2018, which was partially offset by a non-cash rent adjustment for a tenant at the West Palm Beach, Florida property and no rental revenue at the Westbury, New York property in 2018 due to its sale in August 2017. Tenant reimbursements decreased by $32,000 to $121,000 for the three months ended June 30, 2018 from $153,000 for the three months ended June 30, 2017 primarily due to no tenant reimbursements from the Westbury, New York property in 2018 due to its sale in August 2017 and lower reimbursable property operating expenses at the West Palm Beach, Florida property.

Property operating expenses increased by $140,000 to $340,000 for the three months ended June 30, 2018 from $200,000 for the three months ended June 30, 2017. These amounts consisted of expenses incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property and the 237 11th property, which was acquired on May 24, 2018. The increase in property operating expenses was mainly due to expenses associated with the 237 11th property.

Real estate tax expense decreased by $69,000 to $81,000 for the three months ended June 30, 2018 from $150,000 for the three months ended June 30, 2017. This is primarily due to no real estate taxes at the Westbury, New York property in 2018 due to its sale in August 2017. This was partially offset by real estate taxes at the 237 11th property, which was acquired on May 24, 2018, and a modest increase in real estate taxes at the West Palm Beach, Florida property.

General and administrative expenses increased by $189,000 to $1.5 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017, primarily due to an increase in payroll and payroll related expenses arising from increased employee headcount. For the three months ended June 30, 2018, approximately $286,000 related to stock-based compensation, $608,000 related to payroll and payroll related expenses, $340,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $296,000 related to legal, accounting and other professional fees. For the three months ended June 30, 2017, approximately $243,000 related to stock-based compensation, $477,000 related to payroll and payroll related expenses, $416,000 related to other corporate expenses including board fees, corporate office rent and insurance and $205,000 related to legal, accounting and other professional fees.

There were no transaction related costs for the three months ended June 30, 2018 compared to $22,000 for the three months ended June 30, 2017. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated.

Depreciation and amortization expense increased by $390,000 to $515,000 for the three months ended June 30, 2018 from $125,000 for the three months ended June 30, 2017, primarily due to the depreciation and the amortization of in-place leases for the 237 11th property, which was acquired on May 24, 2018. For the three months ended June 30, 2018, depreciation and amortization expense consisted of depreciation for the West Palm Beach, Florida property and the 237 11th property of approximately $272,000 and the amortization of trademarks, lease commissions and acquired in-place leases of approximately $243,000. Depreciation and amortization expense for the three months ended June 30, 2017 consisted of depreciation for the West Palm Beach, Florida property of approximately $62,000 and the amortization of trademarks and lease commissions of approximately $63,000.

Operating loss increased by approximately $450,000 to $1.8 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture decreased by approximately $98,000 to $139,000 for the three months ended June 30, 2018 from $237,000 for the three months ended June 30, 2017. This amount represents our 50% share of the net loss in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the net loss for the three months ended June 30, 2018 is primarily comprised of operating income before depreciation of $341,000, offset by depreciation and amortization of $253,000 and interest expense of $227,000. Our share of the loss for the three months ended June 30, 2017 is primarily comprised of operating income before depreciation of $329,000 offset by depreciation and amortization of $387,000, interest expense of $176,000 and other expenses of $3,000.

Interest income, net increased by approximately $134,000 to $93,000 for the three months ended June 30, 2018 from interest expense, net of $41,000 for the three months ended June 30, 2017. For the three months ended June 30, 2018, $1.0 million related to gross interest incurred offset by $1.0 million of capitalized interest and $93,000 of interest income. For the three months ended June 30, 2017, $613,000 related to gross interest incurred offset by $536,000 of capitalized interest and $36,000 of interest income. The increase in interest income, net, for the three months ended June 30, 2018 is primarily attributable to 100% capitalization of interest expense into real estate under development.

Interest expense-amortization of deferred finance costs was zero for the three months ended June 30, 2018 compared to $118,000 for the three months ended June 30, 2017. All interest expense- amortization of deferred finance costs were capitalized to real estate under development for the three months ended June 30, 2018.

Reduction of claims liability was zero for the three months ended June 30, 2018 and June 30, 2017, respectively.

We recorded $2,000 in tax expense for the three months ended June 30, 2018 compared to $37,000 for the three months ended June 30, 2017.

Net loss attributable to common stockholders increased by approximately $65,000 to $1.8 million for the three months ended June 30, 2018 from $1.8 million for the three months ended June 30, 2017 as a result of the changes in revenues and expenses discussed above.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Rental revenues increased by $152,000 to $833,000 for the six months ended June 30, 2018 from $681,000 for the six months ended June 30, 2017. The increase in rental revenues was mainly due to revenues related to the 237 11th property, which was acquired on May 24, 2018, which was partially offset by a non-cash rent adjustment for a tenant at the West Palm Beach, Florida property and no rental revenue at the Westbury, New York property in 2018 due to its sale in August 2017. Tenant reimbursements decreased by $37,000 to $237,000 for the six months ended June 30, 2018 from $274,000 for the six months ended June 30, 2017 primarily due to no tenant reimbursements from the Westbury, New York property in 2018 due to its sale in August 2017 and lower reimbursable property operating expenses at the West Palm Beach, Florida property.

Property operating expenses increased by $117,000 to $488,000 for the six months ended June 30, 2018 from $371,000 for the six months ended June 30, 2017. These amounts consisted of expenses incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property and the 237 11th property, which was acquired on May 24, 2018. The increase in property operating expenses was mainly due to expenses associated with the 237 11th property, partially offset by a one-time repair cost at our West Palm Beach, Florida property incurred during the six months ended June 30, 2017.

Real estate tax expense decreased by $62,000 to $159,000 for the six months ended June 30, 2018 from $221,000 for the six months ended June 30, 2017. This is primarily due to no real estate taxes at the Westbury, New York property in 2018 due to its sale in August 2017. This was partially offset by real estate taxes at the 237 11th property, which was acquired on May 24, 2018, and a modest increase in real estate taxes at the West Palm Beach, Florida property.

General and administrative expenses increased by $375,000 to $3.1 million for the six months ended June 30, 2018 from $2.7 million for the six months ended June 30, 2017, primarily due to an increase in payroll and payroll related expenses arising from increased employee headcount. For the six months ended June 30, 2018, approximately $636,000 related to stock-based compensation, $1.2 million related to payroll and payroll related expenses, $692,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $512,000 related to legal, accounting and other professional fees. For the six months ended June 30, 2017, approximately $554,000 related to stock-based compensation, $888,000 related to payroll and payroll related expenses, $815,000 related to other corporate expenses including board fees, corporate office rent and insurance and $434,000 related to legal, accounting and other professional fees.

There were no transaction related costs for the six months ended June 30, 2018 compared to $68,000 for the six months ended June 30, 2017. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated.

Depreciation and amortization expense increased by $395,000 to $644,000 for the six months ended June 30, 2018 from $249,000 for the six months ended June 30, 2017, primarily due to the depreciation and the amortization of in-place leases for the 237 11th property, which was acquired on May 24, 2018. For the six months ended June 30, 2018, depreciation and amortization expense consisted of depreciation for the West Palm Beach, Florida property and the 237 11th property of approximately $338,000 and the amortization of trademarks, lease commissions and acquired in-place leases of approximately $306,000. Depreciation and amortization expense for the six months ended June 30, 2017 consisted of depreciation for the West Palm Beach, Florida property of approximately $121,000 and the amortization of trademarks and lease commissions of approximately $128,000.

Operating loss increased by approximately $642,000 to $3.3 million for the six months ended June 30, 2018 from $2.6 million for the six months ended June 30, 2017 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture decreased by approximately $252,000 to $256,000 for the six months ended June 30, 2018 from $508,000 for the six months ended June 30, 2017. This amount represents our 50% share of the net loss in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the net loss for the six months ended June 30, 2018 is primarily comprised of operating income before depreciation of $670,000, offset by depreciation and amortization of $506,000 and interest expense of $420,000. Our share of the net loss for the six months ended June 30, 2017 is primarily comprised of operating income before depreciation of $622,000 offset by depreciation and amortization of $773,000, interest expense of $351,000 and other expenses of $6,000.

Interest income, net increased by approximately $255,000 to $146,000 for the six months ended June 30, 2018 from interest expense, net of $109,000 for the six months ended June 30, 2017. For the six months ended June 30, 2018, $1.8 million related to gross interest incurred offset by $1.8 million of capitalized interest and $146,000 of interest income. For the six months ended June 30, 2017, $1.2 million related to gross interest incurred offset by $1.0 million of capitalized interest and $39,000 of interest income. The increase in interest income, net, for the six months ended June 30, 2018 is primarily attributable to 100% capitalization of interest expense into real estate under development.

Interest expense-amortization of deferred finance costs was zero for the six months ended June 30, 2018 compared to $200,000 for the six months ended June 30, 2017. All interest expense-amortization of deferred finance costs were capitalized to real estate under development for the six months ended June 30, 2018.

Reduction of claims liability was zero for the six months ended June 30, 2018, compared to approximately $1.0 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, we entered into a settlement with our insurance carrier for approximately $1.0 million related to a Syms bankruptcy claim.

We recorded $2,000 in tax expense for the six months ended June 30, 2018 compared to $38,000 for the six months ended June 30, 2017.

Net loss attributable to common stockholders increased by approximately $942,000 to $3.4 million for the six months ended June 30, 2018 from $2.5 million for the six months ended June 30, 2017 as a result of the changes in revenues and expenses discussed above.

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

As of June 30, 2018, we had total cash of $16.3 million, of which approximately $15.1 million was cash and cash equivalents and approximately $1.2 million was restricted cash. As of December 31, 2017, we had total cash of $24.2 million, of which approximately $15.3 million was cash and cash equivalents and approximately $8.9 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements and secured line of credit (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements), tenant related security deposits and deposits on property acquisitions. The decrease in total cash during the period from January 1, 2018 to June 30, 2018 was primarily the result of the acquisition of the 237 11th property, which was acquired on May 24, 2018, partially offset by the receipt of approximately $8.4 million from the SCA for reimbursement of pre-development costs incurred by us (see Note 3 – Real Estate, net to our condensed consolidated financial statements for further discussion). In addition we were reimbursed approximately $3.2 million due to an overfunding of equity in connection with the closing of the construction facility for 77 Greenwich.

On May 24, 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective rate at June 30, 2018 was approximately 5.81%. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee if prepaid after 12 months, and if prepaid prior to such date, a subject to make-whole fee equal to the interest that would have been paid through the balance of the 12-month period.

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”). We will draw down proceeds as costs related to construction are incurred over the next few years. In connection with the closing of the 77 Greenwich Construction Facility on December 22, 2017, a portion of the proceeds on the closing date was used to pay in full the outstanding balance, including accrued interest, under our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Facility was $39.2 million at June 30, 2018. The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of Lender. The 77 Greenwich Construction Facility will bear interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further discussion). The effective interest rate at June 30, 2018 and December 31, 2017 was 10.34% and 9.81%, respectively. Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date and future contributions by the SCA, will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, which was undrawn, matured on that date. The remaining $9.1 million line of credit, which is secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and we extended the maturity date to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, with a floor of 3.75%, and is pre-payable at any time without penalty. As of June 30, 2018 and December 31, 2017, the $11.0 million secured line of credit was undrawn.

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

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill (the “TPH Forest Hill Borrower”), entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). Our subsidiary borrowed $9.1 million under the WPB Loan at closing. The WPB Loan requires interest-only payments and bears interest at 30-day LIBOR plus 230 basis points. The effective interest rate at June 30, 2018 and December 31, 2017 was 4.39% and 3.86%, respectively. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021, under certain circumstances. The balance of the WPB Loan was $9.1 million at both June 30, 2018 and December 31, 2017. The TPH Forest Hill Borrower can prepay the WPB Loan at any time, in whole or in part, without premium or penalty.

Cash Flows

Cash Flows for the six months ended June 30, 2018 Compared to the six months ended June 30, 2017

Net cash used in operating activities remained relatively flat at $3.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively. There was a $1.5 million increase in prepaid expenses and other assets as well as an increase in net loss the common shareholders of $942,000 that was offset by a $2.3 million increase in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2018 was approximately $76.6 million compared to approximately $3.8 million for the six months ended June 30, 2017. This increase was due mainly to the acquisition of the 237 11th property for a purchase price of $81.0 million as well as an increase of approximately $22.5 million in real estate additions primarily from construction at 77 Greenwich, partially offset by the aggregate $26.9 million of cash received from the SCA for reimbursement of pre-development and development costs that were initially paid by us, partial payments for the land and condominium purchase as well as reimbursement of a portion of equity in connection with the closing of the 77 Greenwich Construction Facility.

Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $71.9 million as compared to approximately $37.6 million for the six months ended June 30, 2017. This increase is a result of the 237 11th Loans of $67.8 million for the purchase of the 237 11th property and by $6.9 million of draws under the 77 Greenwich Construction Facility during the six months ended June 30, 2018. During the six months ended June 30, 2017, through our Private Placement of common stock in February 2017, we raised net proceeds of approximately $26.6 million, and through our Rights Offering in April 2017, we raised net proceeds of approximately $13.9 million.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy Plan were approximately $162.8 million and believe our U.S. Federal NOLs at June 30, 2018 were approximately $234.0 million. Pursuant to the Act, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we have released our valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards. We have recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $60.4 million was recorded as of June 30, 2018.

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

Notwithstanding the above, even if all of our regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing our NOLs, we may still be subject to the U.S. Federal AMT and to state, local or other non-federal income taxes.

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Of our long-term debt, which consists of secured financings, the 77 Greenwich Construction Facility bears interest on drawn amounts at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%, the WPB Loan bears interest at 30-day LIBOR plus 230 basis points, and the 237 11th Loans bears interest at a blended average rate of 3.72% over the 30-day LIBOR. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of June 30, 2018, our debt consisted of three variable-rate secured mortgage loans payable, with carrying values of $39.2 million, $9.1 million and $67.8 million, which approximated their fair values at June 30, 2018. We also have a secured line of credit of $11.0 million that was undrawn as of June 30, 2018. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by approximately $1.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by approximately $1.2 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As of June 30, 2018, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 12 – Investment in Our Unconsolidated Joint Venture – to our condensed consolidated financial statements), which approximated its fair value at June 30, 2018. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint ventures’ variable-rate debt by approximately $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint ventures’ variable-rate debt by approximately $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of June 30, 2018, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There are no material changes to the Risk Factors as disclosed in our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

10.1	Amendment dated June 20, 2018 to the At the Market Offering Agreement by and among Trinity Place Holdings Inc. and Craig Hallum Capital Group LLC dated December 2, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on June 20, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 (audited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2018 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: August 8, 2018	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: August 8, 2018	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

