Form 10-Q
period 2018-09-30
Trinity Place Holdings Inc.
filed 2018-11-07
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 7, 2018, there were 31,647,284 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Real estate, net	$181,884	$76,269
Cash and cash equivalents	14,620	15,273
Restricted cash	2,585	8,916
Investment in unconsolidated joint venture	11,781	12,533
Receivables, net	3,371	3,417
Deferred rents receivable	566	548
Prepaid expenses and other assets, net	4,366	4,059
Intangible assets, net	10,837	-
Total assets	$230,010	$121,015

LIABILITIES

Loans payable, net	$113,998	$36,167
Deferred real estate deposits	37,255	-
Accounts payable and accrued expenses	13,610	13,323
Pension liabilities	3,155	4,235
Secured line of credit	-	-
Total liabilities	168,018	53,725

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 37,156,068 and 36,803,218 shares issued at September 30, 2018 and December 31, 2017, respectively; 31,644,345 and 31,451,796 shares outstanding at September 30, 2018 and December 31, 2017, respectively	372	368
Additional paid-in capital	132,378	130,897
Treasury stock (5,511,723 and 5,351,422 shares at September 30, 2018 and December 31, 2017, respectively)	(54,746)	(53,666)
Accumulated other comprehensive loss	(2,732)	(2,732)
Accumulated deficit	(13,280)	(7,577)

Total stockholders' equity	61,992	67,290

Total liabilities and stockholders' equity	$230,010	$121,015

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$1,188	$336	$2,021	$1,017
Tenant reimbursements	110	171	347	445

Total revenues	1,298	507	2,368	1,462

Operating Expenses
Property operating expenses	571	178	1,059	549
Real estate taxes	85	124	244	345
General and administrative	1,383	1,509	4,449	4,200
Transaction related costs	170	9	170	77
Depreciation and amortization	1,193	145	1,837	394
Costs relating to demolished asset	-	3,426	-	3,426

Total operating expenses	3,402	5,391	7,759	8,991

Operating loss	(2,104)	(4,884)	(5,391)	(7,529)

Equity in net loss from unconsolidated joint venture	(236)	(296)	(492)	(804)
Interest income (expense), net	36	20	182	(89)
Interest expense -amortization of deferred finance costs	-	(145)	-	(345)
Reduction of claims liability	-	-	-	1,043

Loss before gain sale of real estate and tax expense	(2,304)	(5,305)	(5,701)	(7,724)

Gain on sale of real estate	-	3,853	-	3,853

Tax expense	-	-	(2)	(38)

Net loss attributable to common stockholders	$(2,304)	$(1,452)	$(5,703)	$(3,909)

Loss per share - basic and diluted	$(0.07)	$(0.05)	$(0.18)	$(0.13)

Weighted average number of common shares - basic and diluted	31,639	31,446	31,594	30,114

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2017 (audited)	36,803	$368	$130,897	(5,351)	$(53,666)	$(7,577)	$(2,732)	$67,290

Net loss attributable to common stockholders	-	-	-	-	-	(5,703)	-	(5,703)
Settlement of stock awards	353	4	-	(161)	(1,080)	-	-	(1,076)
Stock-based compensation expense	-	-	1,481	-	-	-	-	1,481

Balance as of September 30, 2018 (unaudited)	37,156	$372	$132,378	(5,512)	$(54,746)	$(13,280)	$(2,732)	$61,992

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(5,703)	$(3,909)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	1,837	394
Amortization of deferred finance costs	238	345
Write-off of costs relating to demolished asset	-	1,585
Stock-based compensation expense	970	922
Gain on sale of real estate	-	(3,853)
Deferred rents receivable	(18)	(34)
Equity in net loss from unconsolidated joint venture	492	804
Distribution from unconsolidated joint venture	260	344
Decrease (Increase) in operating assets:
Receivables, net	46	75
Prepaid expenses and other assets, net	(1,253)	(1,057)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	917	(886)
Pension liabilities	(1,080)	(1,069)
Net cash used in operating activities	(3,294)	(6,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(116,328)	(7,080)
Deferred real estate deposits	37,255	-
Net proceeds from the sale of real estate	-	15,232
Investment in unconsolidated joint venture	-	(69)
Net cash (used in) provided by investing activities	(79,073)	8,083

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	78,263	-
Payment of finance costs	(1,804)	(702)
Settlement of stock awards	(1,076)	(2,574)
Proceeds from sale of common stock, net	-	40,561
Net cash provided by financing activities	75,383	37,285

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,984)	39,029
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,189	8,366
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$17,205	$47,395

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$15,273	$4,678
RESTRICTED CASH, BEGINNING OF PERIOD	8,916	3,688
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,189	$8,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,620	$34,876
RESTRICTED CASH, END OF PERIOD	2,585	12,519
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$17,205	$47,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,921	$1,810
Taxes	$2	$37

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$9,546	$2,943
Capitalized amortization of deferred financing costs and lease commissions	$1,251	$178
Capitalized stock-based compensation expense	$511	$1,326

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $218.8 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2018, which can be used to reduce our future taxable income.

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

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We did not have any interests in VIEs at September 30, 2018 or December 31, 2017.

We assess the accounting treatment for joint venture investments, which includes a review of the joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For potential VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner equally share authority, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements may contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

b.	Investment in Unconsolidated Joint Venture - We account for our investment in our unconsolidated joint venture, the Berkley, under the equity method of accounting (see Note 12 - Investment in Our Unconsolidated Joint Venture). We also assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint ventures' projected cash flows. We do not believe that the value of our equity investment was impaired at either September 30, 2018 or December 31, 2017.

c.	Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally insured limits. We have not experienced any losses in such accounts.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years
Tax abatement	15 - 25 years

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during the nine months ended September 30, 2018 or September 30, 2017.

i.	Trademarks and Customer Lists - Trademarks and customer lists are stated at cost, less accumulated amortization. Amortization is determined using the straight-line method over useful lives of 10 years.

j.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both September 30, 2018 and December 31, 2017, we had determined that no liabilities are required in connection with unrecognized tax positions. As of September 30, 2018, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “TCJA”). The TCJA modifies several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. The impact of the adoption of the TCJA is disclosed in Note 9 – Income Taxes.

We are subject to certain federal, state, local and franchise taxes.

p.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

q.	Deferred Finance Costs – Deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the condensed consolidated balance sheets for mortgage financings and are included in other assets for our secured line of credit. These costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

r.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized to depreciation and amortization on a straight-line basis over the related lease term.

s.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in capital in stockholders’ equity.

t.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In August 2018, the SEC adopted a final rule that eliminated or amended disclosure requirements that were redundant or outdated in light of changes in its requirements, generally accepted accounting principles, or changes in the business environment. The SEC also referred certain disclosure requirements to the Financial Accounting Standards Board for potential incorporation into generally accepted accounting principles. The rule is effective for filings after November 5, 2018. We assessed the impact of this rule and determined that the changes resulted in clarification or expansion of existing requirements. We have not yet adopted the rule and do not expect a material impact on our financial position, results of operations or cash flows when the new rule is implemented.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment removed, modified and added the disclosure requirements under Topic 820. The changes are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for the removed or modified disclosures with adoption of the additional disclosures upon the effective date. We have not yet adopted this new guidance and do not expect a material impact on our financial position, results of operations or cash flows when the new standard is implemented.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This amendment provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. The guidance will be effective for fiscal years beginning after December 15, 2018, including the interim periods within that fiscal year. We have not yet adopted this new guidance and do not expect a material impact on our financial position, results of operations or cash flows when the new standard is implemented.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities.” The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments and better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The standard will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We have not yet adopted the guidance and do not expect a material impact on our financial position, results of operations or cash flows when the new standard is implemented.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the De-recognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate, eliminate rules specifically addressing sales of real estate, remove exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of non-financial assets to joint ventures. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. The adoption of this guidance, effective January 1, 2018, did not have a material impact on our financial position, results of operations or cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The guidance requires entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The adoption of this guidance, effective January 1, 2018, resulted in a restatement of our statement of cash flows for the nine months ended September 30, 2017, for comparative purposes. This resulted in a reduction of approximately $0.7 million in net cash used in operating activities from $7.1 million to $6.3 million.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. As lessee, we are party to an office lease with future payment obligations aggregating approximately $3.0 million at September 30, 2018 (see Note 8 - Commitments) for which we expect to record right of use assets and corresponding lease liabilities upon adoption of ASU 2016-02. The new guidance also requires that internal leasing costs be expensed as incurred, as opposed to capitalized and deferred. We do not capitalize internal leasing costs. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective for periods beginning after December 15, 2018, but early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors with a practical expedient to not separate non-lease revenue components from the associated lease component if certain conditions are met. We are currently evaluating the extent of the impact of adopting this new standard on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard effective January 1, 2018 using the modified retrospective method approach, however, there was no cumulative-effect required to be recognized in our accumulated deficit at the date of adoption. Our revenue contracts are primarily leases that are not within the scope of this standard, as a result, the adoption of ASC 606 did not have a material impact on our financial position, results of operations or cash flows.

Note 3 – Real Estate, Net

As of September 30, 2018 and December 31, 2017, real estate, net, includes the following (in thousands):

	September 30, 2018	December 31, 2017

Real estate under development	$106,016	$69,783
Building and building improvements	47,187	5,817
Tenant improvements	731	606
Furniture and fixtures	694	-
Land and land improvements	30,391	2,452
	185,019	78,658
Less: accumulated depreciation	3,135	2,389
	$181,884	$76,269

Real estate under development as of September 30, 2018 and December 31, 2017 included 77 Greenwich and the Paramus, New Jersey property. Building and building improvements, tenant improvements and land and land improvements included the West Palm Beach, Florida property and, as of May 24, 2018, the 237 11th property and furniture and fixtures included the 237 11th property (see Properties under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of our properties).

Depreciation expense amounted to approximately $402,000 and $61,000 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $724,000 and $184,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in depreciation expense for the three and nine months ended September 30, 2018 primarily relates to the 237 11th property acquisition.

On May 24, 2018, we closed on the acquisition of the 237 11th property, a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.0 million, excluding transaction costs.  The acquisition was funded through acquisition financing and cash on hand.

We allocate the purchase price of real estate to land and land improvements and building and building improvements (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above-market and below-market leases, real estate tax abatement and origination costs associated with the in-place leases. We depreciate the amount allocated to building and building improvements (inclusive of tenant improvements) over their estimated useful lives, which generally range from one year to 27.5 years. We amortize the amount allocated to values associated with real estate tax abatement over the estimated period of benefit which is 15 years for 237 11th. We amortize the amount allocated to the above-market and below-market leases over the remaining term of the associated lease, which generally range from one to two years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally range from one to two years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The following table presents our purchase price allocation, including transaction costs, for 237 11th (in thousands):

Purchase Price Allocation:

Land and land improvements	$27,939
Building and building improvements	41,297
Tenant improvements	125
Furniture and fixtures	694
Real estate tax abatement	11,100
Acquired in-place leases	1,090
Assets acquired	82,245

Below-market lease value	(285)
Liabilities assumed	(285)

Purchase price	$81,960

Through a wholly-owned subsidiary, we entered into an agreement with the New York City School Construction Authority (the "SCA"), whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit, and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million payable to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and will continue through September 2019. As of September 30, 2018, we have received an aggregate of $20.2 million of payments from the SCA, including the construction supervision fee. We have also received an aggregate of $17.1 million in reimbursable construction costs from the SCA through September 30, 2018. Upon Substantial Completion, as defined in our agreement with the SCA, the SCA will close on the purchase of the school condominium unit from us, at which point title will transfer to the SCA. Under the agreement, we are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school. The condominium apartments and construction of a new handicapped accessible subway entrance are currently scheduled to be completed by the end of 2020.

Revenue relating to the ultimate sale of the condominium unit will not be recognized until control of the asset is transferred to the buyer. This generally will include transfer of title to the property. As payments from the SCA are received, the amounts will be recorded on the balance sheet as deferred real estate deposits until sales criteria are satisfied.

Note 4 – Prepaid Expenses and Other Assets, Net

As of September 30, 2018 and December 31, 2017, prepaid expenses and other assets, net, include the following (in thousands):

	September 30, 2018	December 31, 2017

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	2,127	1,673
Lease commissions	1,309	1,297
Other	1,990	1,203
	7,516	6,263
Less: accumulated amortization	3,150	2,204
	$4,366	$4,059

Note 5 – Loans Payable and Secured Line of Credit

Loans Payable

237 11th Loans

On May 24, 2018, in connection with the acquisition of the 237 11th property, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective rate at September 30, 2018 was approximately 5.98%. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee if prepaid after 12 months, and if prepaid prior to such date, subject to a make-whole fee equal to the interest that would have been paid through the balance of the 12-month period.

The collateral for the 237 11th mortgage loan is the fee interest of our subsidiary in the 237 11th property and the collateral for the 237 11th mezzanine loan is our equity interests in the mortgage loan borrower. The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lenders to declare the 237 11th Loans due and payable, among other remedies. As of September 30, 2018, we were in compliance with all covenants in the 237 11th Loans.

77 Greenwich Construction Facility

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company, as lender and administrative agent (the “Lender”). We will draw down proceeds as costs related to the construction are incurred for 77 Greenwich over the next few years for the construction of the new mixed-use building containing approximately 300,000 square feet of gross floor area. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $42.8 million and $32.7 million on the 77 Greenwich Construction Facility at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we were in compliance with all covenants of the 77 Greenwich Construction Facility.

The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the lender. The 77 Greenwich Construction Facility will bear interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate on the 77 Greenwich Construction Facility was 10.51% as of September 30, 2018 and 9.81% at December 31, 2017. The 77 Greenwich Construction Facility provides for certain interest payments to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before a completion date that is forty-two (42) months following the closing of the 77 Greenwich Construction Facility, subject to certain exceptions. The 77 Greenwich Construction Facility also includes a requirement that the Company maintain liquidity of at least $15.0 million, consisting of cash and qualified lines of credit, and additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. We also entered into certain completion and other guarantees with the Lender and the SCA in connection with the 77 Greenwich Construction Facility.

On December 22, 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The fair value of the interest rate cap as of September 30, 2018 and December 31, 2017 was approximately $1.2 million and $344,000, respectively, and is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the nine months ended September 30, 2018, the approximate $839,000 change in value of this instrument had been recorded as interest income and subsequently capitalized to real estate, net.

Prior 77 Greenwich Loan

On February 9, 2015, our wholly-owned subsidiary that owns 77 Greenwich and related assets entered into a loan agreement with Sterling National Bank, as lender and administrative agent, and Israel Discount Bank of New York, as lender, pursuant to which we borrowed $40.0 million (the “Prior 77 Greenwich Loan”). The Prior 77 Greenwich Loan, which was scheduled to mature on November 8, 2017, was extended to February 8, 2018 and repaid in full on December 22, 2017 in conjunction with the closing of the 77 Greenwich Construction Facility. The effective interest rate on the Prior 77 Greenwich Loan was 5.5% as of September 30, 2017.

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). $9.1 million was borrowed at closing. The WPB Loan requires interest-only payments and bears interest at 30-day LIBOR plus 230 basis points. The effective interest rate was 4.56% as of September 30, 2018 and 3.86% as of December 31, 2017. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021, under certain circumstances, and can be prepaid at any time, in whole or in part, without premium or penalty.

The collateral for the WPB Loan is the borrower’s fee interest in the West Palm Beach, Florida property. The WPB Loan requires the borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which would permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of September 30, 2018, we were in compliance with all covenants in the WPB Loan.

On May 11, 2016, we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap on the 30-day LIBOR rate on a notional amount of $9.1 million. The fair value of the interest rate cap was approximately $2,000 and $5,000 as of September 30, 2018 and December 31, 2017, respectively, and is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. For both the nine months ended September 30, 2018 and September 30, 2017, we recognized the change in value of approximately $3,000 in interest expense.

Secured Line of Credit

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit secured by this property, which was undrawn, matured. The remaining $9.1 million line of credit, secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and the maturity date extended to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, with a floor of 3.75%, and is pre-payable at any time without penalty. This secured line of credit was undrawn at both September 30, 2018 and December 31, 2017.

Interest

Consolidated interest (income) expense, net includes the following (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Interest expense	$2,064	$644	$3,912	$1,832
Interest capitalized	(2,064)	(562)	(3,912)	(1,602)
Interest income	(36)	(102)	(182)	(141)
Interest (income) expense, net	$(36)	$(20)	$(182)	$89

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

Note 7 – Pension Plans

Defined Benefit Pension Plan

Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of September 30, 2018 and December 31, 2017, we had a recorded liability of $2.0 million and $2.5 million respectively, which is included in pension liabilities on the accompanying condensed consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We had contemplated other courses of action, including a distress termination, whereby the Pension Benefits Guaranty Corporation (“PBGC”) would take over the plan. On February 27, 2012, Syms notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, Syms elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan at any time. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and have made no commitment to do so by a certain date. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.5 million to the Syms sponsored plan from September 17, 2012 through September 30, 2018. We funded $470,000 to the Syms sponsored plan during the nine months ended September 30, 2018 and $460,000 during the nine months ended September 30, 2017. Historically, we have funded this plan in the third quarter of the calendar year.

Multiemployer Pension Plans

Certain employees covered by collective bargaining agreements participate in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to these pension funds. We have a liability of $1.1 million and $1.7 million which is included in pension liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, related to these plans. We are required to make quarterly distributions in the amount of approximately $203,000 until this liability is completely paid to the multiemployer plan by the beginning of 2020. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.8 million to the multiemployer plans from September 17, 2012 through September 30, 2018. Approximately $610,000 was funded to the multiemployer plan during each of the nine month periods ended September 30, 2018 and September 30, 2017.

Note 8 – Commitments

a.	Leases – As of September 30, 2018, our corporate office located at 340 Madison Avenue, New York, New York has a lease obligation of approximately $3.0 million payable through March 31, 2025. The rent paid for this operating lease for the three and nine months ended September 30, 2018 was approximately $110,000 and $238,000, respectively.

b.	Legal Proceedings - In the normal course of business, we may become a party to routine legal proceedings. Based on available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position. Additionally, as discussed in Note 1 to our condensed consolidated financial statements, as of February 6, 2018, we no longer operate under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

Note 9 – Income Taxes

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the TCJA was signed into U.S. law. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

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

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the TCJA.

As part of the TCJA, the U.S. corporate income tax rate applicable to us decreased from 35% to 21%. This rate change resulted in the remeasurement of our net deferred tax asset (“DTA”) as of December 31, 2017. The effect was a reduction of the DTA of approximately $33.7 million, which was completely offset by a change in our valuation allowance.

Pursuant to the TCJA, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, as of December 31, 2017, we had released the valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards and we had recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release, which is included in receivables, net on the condensed consolidated balance sheets.

Our accounting for the above elements of the TCJA is complete.

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

Other

At September 30, 2018, we had federal NOLs of approximately $218.8 million. These NOLs will expire in years through fiscal 2034. At September 30, 2018, we also had state NOLs of approximately $100.2 million. These NOLs expire between 2029 and 2037. We also had the New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $60.9 million and $59.5 million as of September 30, 2018 and December 31, 2017, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in equity.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of September 30, 2018 and December 31, 2017, there were 37,156,068 shares and 36,803,218 shares of common stock issued, respectively, and 31,644,345 shares and 31,451,796 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During 2016 and 2017, we issued 120,299 shares and 2,492 shares, respectively, of our common stock for aggregate gross proceeds of approximately $1.2 million and $23,000, respectively, at a weighted average price of $9.76 and $9.32 per share, respectively. We issued no stock through the ATM Program during the nine months ended September 30, 2018. As of September 30, 2018, $10.8 million of common stock remained available for issuance under the ATM Program. The sale agreement with our broker, which expired in accordance with its term on December 31, 2017, was extended by an amendment on June 20, 2018, pursuant to which it will remain in effect until June 30, 2019, subject to extension upon mutual agreement, unless earlier terminated by the parties thereto.

Preferred Stock

We are authorized to issue two shares of preferred stock, (one share each of Series A and Series B preferred stock), one share of special stock and 40,000,000 shares of blank-check preferred stock. Upon the occurrence of the General Unsecured Claim Satisfaction, as defined in the Plan, in March 2016, the share of Series A preferred stock that was issued to a trustee acting for the benefit of our creditors was automatically redeemed in accordance with its terms and may not be reissued. In addition, upon the final payment to the former Majority Shareholder in March 2016, the share of Series B preferred stock that was issued to the former Majority Shareholder was automatically redeemed in accordance with its terms and may not be reissued.

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

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Balance available, beginning of period	541,319	-	614,500	-
Granted to employees	(146,000)	$6.95	(48,600)	$7.34
Granted to non-employee directors	(10,223)	$6.78	(18,938)	$6.88
Deferred under non-employee director's deferral program	(14,336)	$6.73	(5,643)	$6.88
Balance available, end of period	370,760	-	541,319	-

Restricted Stock Units

We grant RSUs to certain employees and executive officers as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the nine months ended September 30, 2018, we granted 146,000 RSUs to certain employees. These RSUs vest and settle at various times over a two year period, subject to each employee’s continued employment. Approximately $190,000 and $571,000 in compensation expense related to these shares was amortized during the three and nine months ended September 30, 2018, respectively, of which approximately $76,000 and $227,000 was capitalized into real estate under development.

Total stock-based compensation expense recognized during the three months ended September 30, 2018 and September 30, 2017 totaled $285,000 and $277,000, respectively, which is net of $161,000 and $311,000 capitalized as part of real estate under development, respectively. Total stock-based compensation expense recognized during the nine months ended September 30, 2018 and September 30, 2017 totaled $921,000 and $831,000, respectively, which is net of $511,000 and $1.3 million capitalized as part of real estate under development, respectively.

Our RSU activity was as follows:

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	677,734	$6.44	1,621,235	$6.38
Granted RSUs	146,000	$6.95	48,600	$7.46
Vested	(203,142)	$6.59	(992,101)	$6.45
Non-vested at end of period	620,592	$6.40	677,734	$6.44

As of September 30, 2018, there was approximately $1.1 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2020.

During the nine months ended September 30, 2018, we issued 343,000 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 160,000 shares to provide for the employees’ withholding tax liabilities.

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

As of September 30, 2018, 19,979 stock units were deferred under the Deferral Program.

Note 12 – Investment in Our Unconsolidated Joint Venture

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 4.42% at September 30, 2018 and 3.72% at December 31, 2017.

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Real estate, net	$52,131	$53,137
Cash and cash equivalents	180	218
Restricted cash	390	361
Tenant and other receivables, net	35	21
Prepaid expenses and other assets, net	85	71
Intangible assets, net	12,427	12,829
Total assets	$65,248	$66,637

LIABILITIES

Mortgage payable, net	$41,092	$40,963
Accounts payable and accrued expenses	593	608
Total liabilities	41,685	41,571

MEMBERS' EQUITY

Members' equity	27,276	27,795
Accumulated deficit	(3,713)	(2,729)
Total members' equity	23,563	25,066

Total liabilities and members' equity	$65,248	$66,637

Our investment in unconsolidated joint venture	$11,781	$12,533

The statements of operations for the unconsolidated joint venture for the three and nine months ended September 30, 2018 and September 30, 2017 are as follows (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Rental revenues	$829	$827	$2,644	$2,504
Other income	1	2	4	4

Total revenues	830	829	2,648	2,508

Operating Expenses
Property operating expenses	319	256	773	665
Real estate taxes	11	12	34	35
General and administrative	3	3	5	19
Amortization	134	403	402	1,208
Depreciation	330	328	987	983

Total operating expenses	797	1,002	2,201	2,910

Operating income (loss)	33	(173)	447	(402)

Interest expense, net	463	375	1,302	1,076
Interest expense -amortization of deferred finance costs	43	43	129	130

Net loss	$(473)	$(591)	$(984)	$(1,608)

Our equity in net loss from unconsolidated joint venture	$(236)	$(296)	$(492)	$(804)

Note 13 – Subsequent Events

We have performed subsequent event procedures through the date the condensed consolidated financial statements were available to be issued, and there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $218.8 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2018, which can be used to reduce our future taxable income.

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

Properties

The table below provides information on the commercial and residential properties we owned and had an ownership interest in at September 30, 2018:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at September 30, 2018	Occupancy at September 30, 2018	Occupancy at September 30, 2017

Owned Locations

New York, New York (77 Greenwich) (1)	Property under development	-	-	N/A	N/A	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	100.0%	100.0%	100.0%

West Palm Beach, Florida (3)	Retail	112,000	-	69.6%	69.6%	68.9%

237 11th Street, Brooklyn, New York (4)	Multi-family	80,000	105	81.9%	81.9%	N/A

Total Owned Square Feet		269,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50% (5)	Multi-family	65,000	95	95.8%	95.8%	91.6%

Grand Total Square Feet		334,000

(1)       77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. The school project has obtained city council and mayoral approval. Environmental remediation and demolition was completed in the third quarter of 2017, and excavation and foundation work was completed in September 2018. Superstructure work is in process and as of November 7, 2018, five floors have been constructed. We have submitted our condominium offering plan to the attorney general’s office for approval. On December 22, 2017, we closed on a $189.5 million construction facility. We will draw down proceeds under the construction facility as costs related to the construction are incurred over the next few years, with an aggregate of $42.8 million having been drawn as of September 30, 2018. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and future contributions by the New York City School Construction Authority (the “SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information).

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million payable to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and will continue through September 2019, with an aggregate of $20.2 million having been paid as of September 30, 2018. Upon Substantial Completion, as defined in the purchase agreement between us and the SCA, the SCA will close on the purchase of the school condominium unit from us, at which point title will transfer to the SCA. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school. The condominium apartments and the subway improvements are currently scheduled to be completed by the end of 2020.

(2)        Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016, when the tenant vacated the property. Subsequently, we entered into a new twelve month license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon one month’s notice to the other party, and which has since been extended to end on March 31, 2019. The outparcel building is leased to a tenant who has been in the space since 1996 and whose lease expires on March 31, 2019. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

We entered into an option agreement with Carmax (NYSE:KMX) in May 2016, pursuant to which Carmax was to construct a new building after they obtained approvals and we demolished the existing buildings. The option agreement included a fully negotiated lease agreement. This transaction was subject to town approvals based on the potential tenant’s intended use of the site. In accordance with an amendment to our agreement with Carmax, beginning in May 2018, Carmax was paying us approximately $56,000 per month for up to 12 months, and up to $106,000 thereafter, net of any payments we were to receive from our tenants, for up to 12 months, until un-appealable town approvals were received. The aforementioned option agreement was terminated on October 16, 2018.

(3)        West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood retail strip center that is comprised of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment and repositioning of the center was completed in 2016. We will incur additional lease-up costs as the current vacancies are filled. Our two largest tenants are Walmart Marketplace, with 41,662 square feet of space and Tire Kingdom, a national credit tenant with a 5,400 square foot outparcel.

(4)        237 11th. On May 24, 2018, we closed on the purchase of a newly built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.0 million. The property also includes 6,264 square feet of retail space, a portion of which is leased to Starbucks Inc. (NQGS:SBUX). Leasing began in August 2017 and the residential portion of the property was approximately 63% leased at closing and approximately 82% leased at September 30, 2018. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. 237 11th offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property benefits from a 15-year 421a real estate tax exemption.

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

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of September 30, 2018, excluding the license agreement with Restoration Hardware (dollars in thousands):

	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2019	1	4,000	140
2020	8	12,488	246
2021	2	7,063	119
2022	1	1,200	21
2023	2	3,820	78
Thereafter	5	53,662	1,066
	19	82,233	$1,670

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our condensed consolidated financial statements for further information). Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2017 Annual Report on Form 10-K (the “2017 Annual Report”) for the year ended December 31, 2017.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and nine months ended September 30, 2018 and September 30, 2017 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2017 Annual Report.

These results for the three and nine months ended September 30, 2017 include revenues and expenses from the Westbury property as of May 8, 2017 when the property was classified as an asset held for sale, through its date of sale on August 4, 2017. In prior periods, this property’s revenues and expenses were capitalized as the property was considered as real estate under development.

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Rental revenues increased by $852,000 to $1.2 million for the three months ended September 30, 2018 from $336,000 for the three months ended September 30, 2017. The increase in rental revenues was mainly related to the 237 11th property, which was acquired on May 24, 2018, partially offset by a non-cash rent adjustment for a tenant at the West Palm Beach, Florida property and no rental revenue from the Westbury, New York property in 2018 due to its sale in August 2017. Tenant reimbursements decreased by $61,000 to $110,000 for the three months ended September 30, 2018 from $171,000 for the three months ended September 30, 2017 primarily due to no tenant reimbursements from the Westbury, New York property in 2018 due to its sale in August 2017 and lower reimbursable property operating expenses at the West Palm Beach, Florida property.

Property operating expenses increased by $393,000 to $571,000 for the three months ended September 30, 2018 from $178,000 for the three months ended September 30, 2017. These amounts consisted of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance at the 237 11th property, which was acquired on May 24, 2018, and the West Palm Beach, Florida property. The increase in property operating expenses was mainly due to expenses associated with the 237 11th property.

Real estate tax expense decreased by $39,000 to $85,000 for the three months ended September 30, 2018 from $124,000 for the three months ended September 30, 2017. The decrease is primarily due to no real estate taxes being payable in respect of the Westbury, New York property in 2018 due to its sale in August 2017, which was partially offset by real estate taxes in respect of the 237 11th property, which was acquired on May 24, 2018, and a modest increase in real estate taxes at the West Palm Beach, Florida property.

General and administrative expenses decreased by $126,000 to $1.4 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017, primarily due to lower corporate and professional fees, partially offset by an increase in payroll and payroll related expenses arising from increased employee headcount. For the three months ended September 30, 2018, approximately $285,000 related to stock-based compensation, $597,000 related to payroll and payroll related expenses, $333,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $168,000 related to legal, accounting and other professional fees. For the three months ended September 30, 2017, approximately $277,000 related to stock-based compensation, $479,000 related to payroll and payroll related expenses, $389,000 related to other corporate expenses including board fees, corporate office rent and insurance and $364,000 related to legal, accounting and other professional fees.

Transaction related costs increased by $161,000 to $170,000 for the three months ended September 30, 2018 compared to $9,000 for the three months ended September 30, 2017. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as leases at our retail properties that were not consummated.

Depreciation and amortization expense increased by $1.0 million to $1.2 million for the three months ended September 30, 2018 from $145,000 for the three months ended September 30, 2017, primarily due to the depreciation in respect of the 237 11th property, which was acquired on May 24, 2018. For the three months ended September 30, 2018, depreciation and amortization expense consisted of depreciation in respect of the 237 11th property and the West Palm Beach, Florida property of approximately $402,000 and the amortization of trademarks, lease commissions and acquired in-place leases of approximately $791,000. Depreciation and amortization expense for the three months ended September 30, 2017 consisted of depreciation in respect of the West Palm Beach, Florida property of approximately $61,000 and the amortization of trademarks and lease commissions of approximately $84,000.

There was no write-off of costs for demolished asset for the three months ended September 30, 2018 compared to approximately $3.4 million for the three months ended September 30, 2017. This cost in 2017 related to the demolished asset at the 77 Greenwich property and the acceleration of depreciation of the building and building improvements and the demolition costs at 77 Greenwich due to the completion of demolition of the 57,000 square foot nine-story commercial building.

Operating loss decreased by approximately $2.8 million to $2.1 million for the three months ended September 30, 2018 from $4.9 million for the three months ended September 30, 2017 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture decreased by approximately $60,000 to $236,000 for the three months ended September 30, 2018 from $296,000 for the three months ended September 30, 2017, primarily due to lower depreciation and amortization, partially offset by increased interest expense. This amount represents our 50% share of the net loss in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the net loss for the three months ended September 30, 2018 is primarily comprised of operating income before depreciation of $250,000, offset by depreciation and amortization of $254,000 and interest expense of $232,000. Our share of the loss for the three months ended September 30, 2017 is primarily comprised of operating income before depreciation of $279,000, offset by depreciation and amortization of $387,000 and interest expense of $188,000.

Interest income, net increased by approximately $16,000 to $36,000 for the three months ended September 30, 2018 from $20,000 for the three months ended September 30, 2017. For the three months ended September 30, 2018, $2.1 million related to gross interest incurred offset by $2.1 million of capitalized interest and $36,000 of interest income. For the three months ended September 30, 2017, $644,000 related to gross interest incurred offset by $562,000 of capitalized interest and $102,000 of interest income. The increase in interest income, net, for the three months ended September 30, 2018 is primarily attributable to 100% capitalization of interest expense into real estate under development for the 2018 period.

Interest expense-amortization of deferred finance costs was zero for the three months ended September 30, 2018 compared to $145,000 for the three months ended September 30, 2017. All interest expense- amortization of deferred finance costs were capitalized to real estate under development for the three months ended September 30, 2018.

There was no reduction of claims liability for the three months ended September 30, 2018 or September 30, 2017, respectively, as claims liability was zero at both dates.

There was no gain on sale from real estate for the three months ended September 30, 2018 compared to approximately $3.9 million for the three months ended September 30, 2017. The gain in 2017 was due to the sale of the Westbury, New York property on August 4, 2017 which generated approximately $15.2 million in net proceeds.

Tax expense was zero for the three months ended September 30, 2018 and September 30, 2017, respectively.

Net loss attributable to common stockholders increased by approximately $852,000 to $2.3 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017 as a result of the changes in revenues and expenses discussed above.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Rental revenues increased by $1.0 million to $2.0 million for the nine months ended September 30, 2018 from $1.0 million for the nine months ended September 30, 2017. The increase in rental revenues was mainly related to the 237 11th property, which was acquired on May 24, 2018, partially offset by a non-cash rent adjustment for a tenant at the West Palm Beach, Florida property and no rental revenue from the Westbury, New York property in 2018 due to its sale in August 2017. Tenant reimbursements decreased by $98,000 to $347,000 for the nine months ended September 30, 2018 from $445,000 for the nine months ended September 30, 2017 primarily due to no tenant reimbursements from the Westbury, New York property in 2018 due to its sale in August 2017 and lower reimbursable property operating expenses at the West Palm Beach, Florida property.

Property operating expenses increased by $510,000 to $1.1 million for the nine months ended September 30, 2018 from $549,000 for the nine months ended September 30, 2017. These amounts consisted of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance at the 237 11th property, which was acquired on May 24, 2018, and the West Palm Beach, Florida property. The increase in property operating expenses was mainly due to expenses associated with the 237 11th property, partially offset by a one-time repair cost at our West Palm Beach, Florida property incurred during the nine months ended September 30, 2017.

Real estate tax expense decreased by $101,000 to $244,000 for the nine months ended September 30, 2018 from $345,000 for the nine months ended September 30, 2017. The decrease is primarily due to no real estate taxes being payable in respect of the Westbury, New York property in 2018 due to its sale in August 2017, partially offset by real estate taxes in respect of the 237 11th property, which was acquired on May 24, 2018, and a modest increase in real estate taxes at the West Palm Beach, Florida property.

General and administrative expenses increased by $249,000 to $4.4 million for the nine months ended September 30, 2018 from $4.2 million for the nine months ended September 30, 2017, primarily due to an increase in payroll and payroll related expenses arising from increased employee headcount. For the nine months ended September 30, 2018, approximately $921,000 related to stock-based compensation, $1.8 million related to payroll and payroll related expenses, $1.0 related to other corporate expenses, including board fees, corporate office rent and insurance and $679,000 related to legal, accounting and other professional fees. For the nine months ended September 30, 2017, approximately $831,000 related to stock-based compensation, $1.4 million related to payroll and payroll related expenses, $1.2 million related to other corporate expenses including board fees, corporate office rent and insurance and $798,000 related to legal, accounting and other professional fees.

Transaction related costs increased by $93,000 to $170,000 for the nine months ended September 30, 2018 compared to $77,000 for the nine months ended September 30, 2017. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as leases at our retail properties that were not consummated.

Depreciation and amortization expense increased by $1.4 million to $1.8 million for the nine months ended September 30, 2018 from $394,000 for the nine months ended September 30, 2017, primarily due to the depreciation in respect of the 237 11th property, which was acquired on May 24, 2018. For the nine months ended September 30, 2018, depreciation and amortization expense consisted of depreciation in respect of the 237 11th property and the West Palm Beach, Florida property of approximately $724,000 and the amortization of trademarks, lease commissions and acquired in-place leases of approximately $1.1 million. Depreciation and amortization expense for the nine months ended September 30, 2017 consisted of depreciation in respect of the West Palm Beach, Florida property of approximately $184,000 and the amortization of trademarks and lease commissions of approximately $210,000.

There was no write-off of costs for demolished asset for the nine months ended September 30, 2018 compared to approximately $3.4 million for the nine months ended September 30, 2017. This cost in 2017 related to the demolished asset at the 77 Greenwich property and the acceleration of depreciation of the building and building improvements and the demolition costs at 77 Greenwich due to the completion of demolition of the 57,000 square foot nine-story commercial building.

Operating loss decreased by approximately $2.1 million to $5.4 million for the nine months ended September 30, 2018 from $7.5 million for the nine months ended September 30, 2017 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture decreased by approximately $312,000 to $492,000 for the nine months ended September 30, 2018 from $804,000 for the nine months ended September 30, 2017, primarily due to lower depreciation and amortization, partially offset by increased interest expense. This amount represents our 50% share of the net loss in the joint venture of the newly constructed 95-unit multi-family property in Brooklyn, New York purchased on December 5, 2016. Our share of the net loss for the nine months ended September 30, 2018 is primarily comprised of operating income before depreciation of $918,000, offset by depreciation and amortization of $759,000 and interest expense of $651,000. Our share of the net loss for the nine months ended September 30, 2017 is primarily comprised of operating income before depreciation of $900,000, offset by depreciation and amortization of $1.2 million, interest expense of $538,000 and other expenses of $6,000.

Interest income, net increased by approximately $271,000 to $182,000 for the nine months ended September 30, 2018 from interest expense, net of $89,000 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, $3.9 million related to gross interest incurred offset by $3.9 million of capitalized interest and $182,000 of interest income. For the nine months ended September 30, 2017, $1.8 million related to gross interest incurred offset by $1.6 million of capitalized interest and $141,000 of interest income. The increase in interest income, net, for the nine months ended September 30, 2018 is primarily attributable to 100% capitalization of interest expense into real estate under development for the 2018 period.

Interest expense-amortization of deferred finance costs was zero for the nine months ended September 30, 2018 compared to $345,000 for the nine months ended September 30, 2017. All interest expense-amortization of deferred finance costs were capitalized to real estate under development for the nine months ended September 30, 2018.

There was no reduction of claims liability during the nine months ended September 30, 2018 compared to approximately $1.0 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we entered into a settlement with our insurance carrier for approximately $1.0 million related to a Syms bankruptcy claim.

There was no gain on sale from real estate for the nine months ended September 30, 2018 compared to approximately $3.9 million for the nine months ended September 30, 2017. The gain in 2017 was due to the sale of the Westbury, New York property on August 4, 2017 which generated approximately $15.2 million in net proceeds.

We recorded $2,000 in tax expense for the nine months ended September 30, 2018 compared to $38,000 for the nine months ended September 30, 2017.

Net loss attributable to common stockholders increased by approximately $1.8 million to $5.7 million for the nine months ended September 30, 2018 from $3.9 million for the nine months ended September 30, 2017 as a result of the changes in revenues and expenses discussed above.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include some or all of the following:

(1)	cash on hand;
(2)	proceeds from increases to existing debt financings and/or other forms of secured financing;
(3)	proceeds from common stock or preferred equity offerings, including rights offerings or convertible debt;
(4)	cash flow from operations; and
(5)	net proceeds from divestitures of properties.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of September 30, 2018, we had total cash of $17.2 million, of which approximately $14.6 million was cash and cash equivalents and approximately $2.6 million was restricted cash. As of December 31, 2017, we had total cash of $24.2 million, of which approximately $15.3 million was cash and cash equivalents and approximately $8.9 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements and secured line of credit (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information), tenant related security deposits and deposits on property acquisitions. The decrease in total cash during the period from January 1, 2018 to September 30, 2018 was primarily the result of the use of cash in connection with the acquisition of the 237 11th property on May 24, 2018, partially offset by the receipt of approximately $8.4 million from the SCA for reimbursement of pre-development costs incurred by us (see Note 3 – Real Estate, net to our condensed consolidated financial statements for further information). In addition we were reimbursed approximately $3.2 million due to an overfunding of equity in connection with the closing of the construction facility for 77 Greenwich.

On May 24, 2018, in connection with the acquisition of the 237 11th property, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective rate at September 30, 2018 was approximately 5.98%. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee if prepaid after 12 months, and if prepaid prior to such date, subject to a make-whole fee equal to the interest that would have been paid through the balance of the 12-month period.

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company. We will draw down proceeds as costs related to construction are incurred for 77 Greenwich over the next few years. In connection with the closing of the 77 Greenwich Construction Facility on December 22, 2017, a portion of the proceeds on the closing date was used to pay in full the outstanding balance, including accrued interest, under our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Facility was $42.8 million at September 30, 2018. The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of Lender. The 77 Greenwich Construction Facility will bear interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information). The effective interest rate at September 30, 2018 and December 31, 2017 was 10.51% and 9.81%, respectively. Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date and future contributions by the SCA, will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, which was undrawn, matured. The remaining $9.1 million line of credit, secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and the maturity date extended to February 22, 2019. The line of credit bears interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, with a floor of 3.75%, and is pre-payable at any time without penalty. As of September 30, 2018 and December 31, 2017, the $11.0 million secured line of credit was undrawn.

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

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). $9.1 million was borrowed at closing. The WPB Loan requires interest-only payments and bears interest at 30-day LIBOR plus 230 basis points. The effective interest rate at September 30, 2018 and December 31, 2017 was 4.56% and 3.86%, respectively. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021, under certain circumstances, and can be prepaid at any time, in whole or in part, without premium or penalty. The balance of the WPB Loan was $9.1 million at both September 30, 2018 and December 31, 2017.

Cash Flows

Cash Flows for the nine months ended September 30, 2018 Compared to the nine months ended September 30, 2017

Net cash used in operating activities decreased by approximately $3.0 million to $3.3 million for the nine months ended September 30, 2018 from $6.3 million for the nine months ended September 30, 2017. This decrease was due partially to the gain on the sale of the Westbury, New York property of approximately $3.9 million in 2017 and a $1.8 million increase in accounts payable and accrued expenses which was partially offset by the $1.6 million write-off of costs relating to the demolished asset at the 77 Greenwich property due to its completion of demolition in 2017.

Net cash used in investing activities increased by approximately $87.2 million to $79.1 million for the nine months ended September 30, 2018 compared to net cash provided by investing activities of approximately $8.1 million for the nine months ended September 30, 2017. This increase was due mainly to the acquisition of the 237 11th property on May 24, 2018 for a purchase price of $81.0 million as well as an increase of approximately $34.6 million in real estate additions primarily from construction at 77 Greenwich. This was partially offset by the $15.2 million in net proceeds from the sale of the Westbury, New York property on August 4, 2017 and the aggregate $37.3 million of cash received from the SCA for reimbursement of pre-development and development costs that were initially paid by us, partial payments for the land and condominium purchase as well as reimbursement of a portion of equity in connection with the closing of the 77 Greenwich Construction Facility.

Net cash provided by financing activities increased by approximately $38.1 million to $75.4 million for the nine months ended September 30, 2018 compared to approximately $37.3 million for the nine months ended September 30, 2017. This increase is a result of the 237 11th Loans of $67.8 million obtained on May 24, 2018 for the purchase of the 237 11th property and by $10.5 million of draws under the 77 Greenwich Construction Facility during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we raised net proceeds of approximately $26.6 million through our Private Placement of common stock in February 2017, and we raised net proceeds of approximately $13.9 million through our Rights Offering in April 2017.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy Plan were approximately $162.8 million and believe our U.S. Federal NOLs at September 30, 2018 were approximately $218.8 million. Pursuant to the U.S. Tax Cuts and Jobs Act (the “TCJA”), alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we have released the valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards. We have recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release as of September 30, 2018 and December 31, 2017. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $60.9 million was recorded as of September 30, 2018.

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

Notwithstanding the above, even if all of our regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing our NOLs, we may still be subject to state, local or other non-federal income taxes.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our limited revenues from operations and reliance on external sources of financing to fund operations in the future;

•	our ability to execute our business plan, including as it relates to the development of our largest asset, 77 Greenwich Street in Lower Manhattan;

•	adverse trends in the Manhattan condominium market;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;

•	competition for new acquisitions;

•	risks associated with acquisitions and investments in owned and leased real estate generally;

•	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;

•	risks associated with partnerships or joint ventures;

•	our ability to maintain certain state tax benefits with respect to our properties, and to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;

•	loss of key personnel;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	the failure of our subsidiaries to repay outstanding indebtedness;

•	the effects of new tax laws;

•	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;

•	risks associated with current political and economic uncertainty;

•	risks associated with breaches of information technology systems;

•	stock price volatility;

•	the influence of certain significant stockholders;

•	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our ability to utilize our NOLs and certain other tax attributes, which may not succeed in protecting our ability to utilize such tax attributes, and/or may limit the liquidity of our common stock;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

As of September 30, 2018, our debt consisted of three variable-rate secured mortgage loans payable, with carrying values of $42.8 million, $9.1 million and $67.8 million, which approximated their fair values at September 30, 2018. We also have a secured line of credit of $11.0 million that was undrawn as of September 30, 2018. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by approximately $1.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by approximately $1.3 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As of September 30, 2018, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 12 – Investment in Our Unconsolidated Joint Venture to our condensed consolidated financial statements for further information), which approximated its fair value at September 30, 2018. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint ventures’ variable-rate debt by approximately $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint ventures’ variable-rate debt by approximately $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of September 30, 2018, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may become a party to routine legal proceedings. Based on available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from this routine litigation will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position. Additionally, as discussed in Note 1 to our condensed consolidated financial statements, as of February 6, 2018, we no longer operate under the Plan that was approved in connection with the resolution of the Chapter 11 cases involving Syms and its subsidiaries.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors as disclosed in our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017 (audited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2018 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: November 7, 2018	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 7, 2018	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)