Form 10-K
period 2018-12-31
Trinity Place Holdings Inc.
filed 2019-03-18
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $177,984,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of March 18, 2019, there were 31,842,576 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

PART I

Item 1.	BUSINESS

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story apartment building located in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, also located in Brooklyn, New York, as well as a retail strip center located in West Palm Beach, Florida, and a property occupied by a retail tenant in Paramus, New Jersey. See Item 2. Properties for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $222.0 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2018, which can be used to reduce our future taxable income.

We continue to evaluate new investment opportunities.  We have recently been focused on newly constructed multi-family properties in New York City, and continue to consider investment opportunities involving other types of properties and real estate related assets, in addition to repurchases of our common stock, taking into account our cash position, restricted cash, liquidity requirements under our loan agreements, and our ability to raise capital to finance our growth.  In addition, we may selectively consider potential acquisition, joint venture and disposition opportunities.

Business and Growth Strategies

Our primary business objective is to maximize the risk adjusted return on investment in our portfolio properties and new acquisitions and investments across all points of the economic cycle. Our strategies to achieve this objective include the following:

•	Legacy Properties. Continue the development of 77 Greenwich and the redevelopment, repositioning and potential disposition of our legacy retail properties in West Palm Beach, Florida, and Paramus, New Jersey;

•	New Acquisitions and Investments. Identify additional acquisition and investment opportunities, including high-quality, multi-family real estate in New York City and other select submarkets, that is designed to meet the demands of today’s tenants who desire newly constructed and efficiently designed apartment buildings located in close proximity to public transportation, and manage those facilities so as to become the landlord of choice for existing and prospective tenants. We may also identify retail and office properties that present opportunities for us to leverage our redevelopment and repositioning expertise. From time to time we may selectively consider opportunistic acquisitions of assets which increase our market share or provide access to new markets, which exhibit an opportunity to improve or preserve returns through repositioning through a combination of capital improvements and shift in marketing strategy, changes in management focus and leasing, as well as assets or interests in assets that offer strong long-term fundamentals, but which may be out of favor in the short term;

•	Joint Ventures. Explore joint venture opportunities with existing property owners in desirable locations, who seek to benefit from our depth of market knowledge and management expertise, and with strategic institutional partners, leveraging our skills as owners and operators; and

•	Capital Structure. Enhance our capital structure through our access to a variety of sources of capital and proactively manage our debt maturities.

Competition

The markets in which our properties are located are inherently competitive. With respect to our properties currently located in Paramus, New Jersey; West Palm Beach, Florida; Brooklyn, New York and with respect to any future real estate assets that we acquire or develop, we will be competing for some of the same tenants, contractors, lenders and potential purchasers or investors with respect to other properties within the same markets but owned by other investors, many of whom have greater resources that we do.

Competitive factors with respect to 77 Greenwich may have a more material effect on us as it is currently our most significant real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of 77 Greenwich to support the growth of the downtown Manhattan neighborhood as a vibrant 24/7 community to work, live and visit. Several privately funded commercial and residential developments are being constructed or have been proposed to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact our plan to maximize the value of 77 Greenwich.

In addition, we will face competition in identifying and completing new investment and acquisition opportunities, including from larger and more established real estate firms with greater capital resources and access to financing.

Regulatory Matters

Environmental Compliance

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate hazardous or toxic substances at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator had knowledge of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.

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

Zoning and Planning

In connection with any development or redevelopment of our properties, whether currently owned or acquired in the future, we will be required to comply with applicable zoning, land-use, building, occupancy, and other laws and regulations. In many cases we are and will continue to be required to obtain governmental permits, site plan approvals and/or other authorizations, or seek variances, prior to proceeding with planned development, acquisition or other activities.

Chapter 11 Cases and Plan of Reorganization of Syms

Trinity is the successor to Syms, which also owned Filene’s Basement. In September 2012, the Syms Plan of Reorganization (the “Plan”) became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In March 2016, we satisfied our final payment and reserve obligations under the Plan.  In February 2018, the bankruptcy court entered the final decree pursuant to which the chapter 11 cases of the reorganized debtors were closed. As of December 31, 2018, the amount of remaining multiemployer pension plan claims to be paid was approximately $922,000, and there was an approximate $2.8 million of liabilities under the Syms sponsored pension plan (see Note 8 – Pension Plans to our consolidated financial statements for further information).

Intellectual Property Assets

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms, including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, various trademarks are controlled and/or owned by us, including “Filene’s Basement”®, “Stanley Blacker”®, “Running of the Brides”® and “An Educated Consumer is Our Best Customer,”® and have been registered with the United States Patent and Trademark Office.

Employees

As of December 31, 2018, we had nine full-time employees in executive, management, finance, accounting, operations and administrative capacities.

General Information about Trinity

Trinity is incorporated in Delaware. Trinity maintains its headquarters at 340 Madison Avenue, New York, New York, 10173, and the telephone number is (212) 235-2190.

Available Information

We are a public company and are subject to the informational requirements of the Exchange Act. Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

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

Risk Factors Related to Our Business

We have not generated a profit and consequently our business plan is difficult to evaluate and our long-term viability cannot be assured.

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

Our revenue generating activities have not yet produced sufficient funds for profitable operations. In addition, we are required to set aside specified minimum levels of liquidity, inclusive of cash and our line of credit, in connection with the development and financing of 77 Greenwich, which as of December 31, 2018 was $15.0 million, and we anticipate that we may be required to do so in connection with the development and financing of other current and future properties as well. While 77 Greenwich is currently our most significant asset, the amounts required to be set aside in other situations could also be substantial. As a result, these amounts would not be available for investment or operating activities. Our continued operation will be dependent upon the success of future operations and will require raising additional capital on acceptable terms. We have relied and may continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of capital will be available to us on commercially favorable terms should our capital requirements exceed cash available from operations and existing cash and cash equivalents. In addition, our inability to access the capital markets on favorable terms, because of a low stock price or otherwise, could affect our ability to execute our business plan as scheduled. If we are unable to raise capital on commercial terms, our ability to grow through new acquisitions and investments, and thus become profitable, could be materially adversely impacted.

A significant part of our current business plan is focused on the development of 77 Greenwich, and an inability to execute this business plan due to adverse trends in the Manhattan condominium market or otherwise could have a material adverse effect on our financial condition and results of operations.

Our business plan includes the development or redevelopment of our legacy commercial real estate properties and in particular the development of 77 Greenwich, which currently is our largest asset. As a result, our revenues and future growth are heavily dependent on the success of implementing our business plan for 77 Greenwich, which is currently under development.

Our plans for 77 Greenwich currently call for approximately 90 luxury residential condominium apartments, in addition to a retail condominium unit and a New York City elementary school condominium unit.  There are a variety of factors that determine Manhattan residential condominium trends and that will ultimately impact the sales and pricing of units at 77 Greenwich, including among others, supply, changes in interest rates, the availability of home mortgages, foreign exchange rates and local employment trends, prices and velocity of sales. Sales of residential condominium units in general, and in particular in Manhattan, have historically experienced greater volatility than detached single family houses, which may expose us to more risk.  These and other factors fluctuate over time and their status at the time we actually commence sales, which is currently anticipated to be in the spring of 2019 with the closings on such sales currently anticipated to occur towards the end of 2020, is inherently uncertain. An inability to successfully execute our business plan with respect to 77 Greenwich could have a material adverse effect on our financial condition and results of operations.

Our investment in property development for 77 Greenwich and other properties may be more costly than anticipated.

We intend to continue to develop or redevelop our current and future properties. Our current and future development and construction activities, including with respect to 77 Greenwich, may be exposed to the following risks:

•	we may be unable to proceed with the development of properties other than 77 Greenwich because we cannot obtain financing on favorable terms, or at all;

•	we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates and increased materials, labor, leasing or other costs, which could make completion of the project less profitable because market rents or condominium unit sales prices, as applicable, may not increase sufficiently to compensate for the increase in construction costs;

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete;

•	we may be unable to complete construction and/or leasing of our rental properties and sales of our condominium projects (currently limited to 77 Greenwich) on schedule, or at all; and

•	we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

Investment returns from 77 Greenwich and other properties we may develop may be less than anticipated.

Our properties planned to be developed may be exposed to the following risks:

•	we may sell condominium units at 77 Greenwich and other future developed properties at prices, and/or lease commercial and residential properties at current or future properties, that are less than the prices projected at the time we decide to undertake the development;

•	the velocity of leasing at commercial and residential properties, and/or condominium sales at future developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all; and

•	operating expenses may be greater than projected at the time of development, resulting in our investment being less profitable than we expected.

Competition for new acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

We will face competition for acquisition opportunities from other investors, particularly those investors who are willing to incur more leverage. This competition may adversely affect us by subjecting us to the following risks:

•	an inability to acquire a desired property because of competition from other well-capitalized real estate investors, many of whom have greater resources than us, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and

•	an increase in the purchase price for the acquisition of such property.

If we are unable to successfully acquire additional properties, our ability to grow our business would be adversely affected. In addition, increases in the cost of acquisition opportunities could adversely affect our results of operations.

We face risks associated with acquisitions of and investments in new properties.

We may acquire interests in properties, individual properties and portfolios of properties, including potentially large portfolios that could significantly increase our size and alter our capital structure. Our acquisition and investment activities may be exposed to, and their success may be adversely affected by, the following risks:

•	we may be unable to finance acquisitions and developments of properties, including with respect to raising capital to contribute as equity, on favorable terms or at all;

•	we may be unable to complete proposed acquisitions or other transactions due to an inability to meet required closing conditions;

•	we may expend funds on, and devote management time to, acquisition opportunities which we do not complete, which may include non-refundable deposits;

•	we may be unable to lease our acquired properties on the same terms as contemplated as part of our underwriting;

•	acquired properties may fail to perform as we expected;

•	our estimates of the costs we incur in renovating, improving, developing or redeveloping acquired properties may be inaccurate;

•	we may not be able to obtain adequate insurance coverage for acquired properties; and

•	we may be unable to quickly and efficiently integrate new acquisitions and developments, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

We may acquire properties subject to known and unknown liabilities and with limited or no recourse to the seller.

Properties we acquire may be subject to known or unknown liabilities with no or minimal recourse to the seller. As a result, if a property is damaged, we may need to pay to have it repaired, and our ability to recoup any such payments through insurance, indemnities, litigation or otherwise is uncertain. We have purchased one property subject to unknown construction defects and there can be no assurance that we will not do so again. Also, if a liability were asserted against us arising from our ownership of a property, we might have to pay substantial sums to settle it. Any of these occurrences could adversely affect our cash flow, even if some or all of the costs are ultimately borne by a third party. Unknown liabilities with respect to properties acquired might include:

•	liabilities for repair of damaged properties or faulty construction;

•	claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business;

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

•	liabilities for clean-up of undisclosed environmental contamination and/or repair or other remediation of construction defects.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally.

We are subject to the general risks of investing in and owning leasable real estate in connection with our existing retail and residential properties and new properties or investments in leasable real estate. These risks include the ability to secure leases with new tenants, renew leases with existing tenants, the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove or certain upgrades that may be needed should it become necessary to re-rent the leased space for other uses, rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. The occurrence of any of these events, particularly with respect to larger leases at our commercial real estate properties, could adversely impact our results of operations, liquidity and financial condition.

In addition, if our competitors offer space at net effective rental rates below our current net effective rates or the market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce net effective rental rates below our current rates or offer incentives in order to retain tenants upon expiration of their leases or to attract new tenants. Our results of operations and cash flow may be adversely affected as a result of these factors.

We may be unable to lease vacant space, renew our current leases, or re-lease space as our current leases expire.

Leases at our properties may not be renewed or such properties may not be re-leased at favorable rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, our financial condition, results of operations and cash flows could be materially adversely affected. There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking tenants who we desire to lease space in our properties.

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

We are subject to the risks associated with joint ventures.

We formed a joint venture with a third party to acquire and operate The Berkley in Brooklyn, New York. We may become involved in additional joint ventures in the future with respect to current or future properties. Joint venture investments may involve risks not otherwise present for investments made or owned solely by us, including the possibility that our joint venture partner might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture, activities conducted by a partner that have a negative impact on the joint venture or us, and disputes with our partner. Also, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

We may not receive or be able to maintain certain tax benefits if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development.

We may not receive or be able to maintain certain existing or anticipated tax benefits related to The Berkley and 237 11th properties if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development (the “HPD”). Both of these properties currently benefit from a real estate tax exemption under New York Real Property Tax Law (the “RPTL”) Section 421a, as a result of a specified percentage of the units in such buildings being designated as affordable rate units or market rate units and/or subject to rent stabilization guidelines, among other requirements. Section 421a of the New York RPTL provides an exemption from real estate taxes on the amount of the assessed value of newly constructed improvements if certain requirements are met. A property cannot maintain or continue to receive Section 421a tax benefits without HPD’s determination that all Section 421a eligibility requirements have and continue to be met. Although the HPD has issued a final Certificate of Eligibility with respect to the 421a tax benefits for The Berkley and 237 11th properties and we are currently in compliance with all applicable 421a requirements for such properties, there can be no assurance that compliance with the 421a requirements for either property will continue to be maintained. If we are not able to maintain compliance with the requirements of the Section 421a partial tax exemption program, as applicable to either of the properties, the HPD may find that such property is ineligible to receive the tax exemption benefits related to the Section 421a partial tax exemption program.

Our ability to develop or redevelop our properties and enter into new leases with tenants will depend on our obtaining certain permits, site plan approvals and other governmental approvals from local municipalities, which we may not be able to obtain on a timely basis or at all.

In order to develop or redevelop our properties, we will be required to obtain certain permits, site plan approvals or other governmental approvals from local municipalities. We may not be able to secure all the necessary permits or approvals on a timely basis or at all, which may prevent us from developing or redeveloping our properties according to our business plan. Additionally, potential acquirers or tenants may also need to obtain certain permits or approvals in order to utilize our properties in the manner they intend to do so. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township and state agencies having control over the specific properties. Our inability to obtain permits and approvals to develop or redevelop our properties, or the inability of potential purchasers and tenants of our properties to obtain necessary permits and approvals, could severely and adversely affect our business.

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

All of our properties secure loans. The failure by our borrower subsidiaries to make scheduled repayments under the loan agreements, or the default of any of the obligations under the loans, would have an adverse impact on our financial condition, results of operations and cash flows. Upon the occurrence of an event of default, the applicable subsidiary may be required to immediately repay all amounts outstanding under the respective loan and the lenders may exercise other remedies available to them, including foreclosing on the respective property securing the loan. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements, for further discussion regarding our financing activities.

Our ability to utilize our NOLs to reduce future tax payments may be limited as a result of future transactions.

We had approximately $222.0 million of federal NOLs at December 31, 2018. Section 382 of the Internal Revenue Code, or the Code, contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership by certain stockholders of more than 50% of its stock over a three-year period, to utilize its NOLs after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by us. Generally, if an ownership change occurs, the annual taxable income limitation on the use of NOLs is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change. On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “TCJA”). The TCJA limits the deductibility of net operating losses arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year. If we experience an ownership change, our ability to utilize our NOLs would be subject to significant limitations.

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

Risks Related to Our Common Stock

Our common stock is thinly traded and the price of our common stock has fluctuated significantly.

Our common stock, listed on the NYSE American, is thinly traded. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result stockholders may not be able to resell their common stock. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock, as was the case in 2018 when our stock price decreased significantly on low volume. For instance, our stock price has ranged from a high of $7.45 per share in May 2018, to a low of $3.72 per share in March 2019 even though we believe we have executed our business plan and significantly de-risked our development of 77 Greenwich. Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price of our common stock could fluctuate significantly for various reasons, many of which are beyond our control, including:

•	the potential issuance of additional shares of common stock including at prices that are below the then-current trading price of our common stock;

•	volatility in global and/or U.S. equities markets;

•	changes in the real estate markets in which we operate;

•	our ability to develop or redevelop 77 Greenwich and our other properties;

•	our ability to identify new acquisition and investment opportunities and/or close on those acquisitions or investments;

•	our financial results or those of other companies in our industry;

•	the public’s reaction to our press releases and other public announcements and our filings with the SEC;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	sales of common stock by our executive officers, directors and significant stockholders;

•	changes in generally accepted accounting principles, policies, guidance, or interpretations; and

•	other factors described in our filings with the SEC, including among others in connection with the risks noted in this Annual Report on Form 10-K.

In addition, until our common stock is more widely held and actively traded, small sales or purchases may cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health or business prospects. Downward fluctuations can impair our ability to raise equity capital on acceptable terms.

Stockholders may experience dilution of their ownership interests upon the issuance of additional shares of our common stock or securities convertible into shares of our common stock.

We may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which were redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank-check preferred stock. As of December 31, 2018, there were 31,647,284 shares of our common stock and one share of special stock outstanding.

We have in the past and we may in the future raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. Any future issuance of our equity or equity-linked securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions and investments, development, redevelopment and repositioning of assets, or for other business purposes. Our board of directors may at any time authorize the issuance of additional common stock without stockholder approval, unless the approval of our common stockholders is required by applicable law, rule or regulation, including NYSE American regulations, or our certificate of incorporation. The terms of preferred equity securities we may issue in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, anti-dilution protection, pre-emptive rights, superior voting rights and the issuance of warrants or other derivative securities, among other terms, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price or have conversion or exercise prices below the price at which shares of the common stock are then traded.

A decline in the price of our common stock, including as a result of a sale of a substantial number of shares of our common stock, may impair our ability to raise capital in the future.

A decline in the price of our common stock, including as a result of sales of a substantial number of shares of our common stock, may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, which would impair our ability to raise capital.

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

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), a beneficial holder of 15.8% of our common stock at December 31, 2018, Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. As a result, this stockholder may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders, until such time as the Special Stock Ownership Threshold is no longer satisfied.

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

Forward-looking statements may prove inaccurate.

See Item 7, “Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Cautionary Note Regarding Forward-looking Statements,” for additional disclosure regarding forward-looking statements.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Below is certain information regarding our real estate properties as of December 31, 2018:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at December 31, 2018	Occupancy at December 31, 2018	Occupancy at December 31, 2017

Owned Locations

New York, New York (77 Greenwich) (1)	Property under development	-	-	N/A	N/A	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	100.0%	100.0%	100.0%

West Palm Beach, Florida (3)	Retail	112,000	-	69.6%	69.6%	67.3%

237 11th Street, Brooklyn, New York (4)	Multi-family	80,000	105	78.1%	78.1%	N/A

Total Owned Square Feet		269,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50% (5)	Multi-family	65,000	95	96.8%	96.8%	94.7%

Grand Total Square Feet		334,000

(1) 77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. The school project has obtained city council and mayoral approval. Environmental remediation and demolition was completed in the third quarter of 2017, and excavation and foundation work was completed in September 2018. Superstructure work is in process and as of March 18, 2019, 22 floors have been constructed. We have submitted our condominium offering plan to the attorney general’s office for approval. In December 2017, we closed on a $189.5 million construction facility. We draw down proceeds under the construction facility as costs related to the construction are incurred, with an aggregate of $51.5 million having been drawn as of December 31, 2018. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and contributions by the New York City School Construction Authority (the “SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information).

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million payable to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and will continue through September 2019, with an aggregate of $25.7 million having been paid as of December 31, 2018. Upon Substantial Completion, as defined in the purchase agreement between us and the SCA, the SCA will close on the purchase of the school condominium unit from us, at which point title will transfer to the SCA. We are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school.

The residential condominium units and the aforementioned new handicap accessible subway improvements are currently scheduled to be completed by the end of 2020. We anticipate marketing of residential units for sale commencing in spring 2019.

(2) Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016, when the tenant vacated the property. Subsequently, we entered into a license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon two month’s notice and which has since been extended to end on March 31, 2020. The outparcel building is leased to a tenant who has been in the space since 1996 and whose lease expires on March 31, 2022. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

We entered into an option agreement with Carmax (NYSE:KMX) in May 2016 pursuant to which Carmax could elect to lease the property from us on agreed upon terms, and pursuant to which, beginning in May 2018, Carmax was paying us approximately $56,000 per month for up to 12 months, and up to $106,000 thereafter, net of any payments we were to receive from our tenants, for up to an additional 12 months, until un-appealable town approvals were received. The option agreement was terminated in October 2018.

(3)  West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood retail strip center that is comprised of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment and repositioning of the center is complete. We will incur additional lease-up costs as the current vacancies are filled. Our two largest tenants are Walmart Marketplace, with 41,662 square feet of space and Tire Kingdom, a national credit tenant who took possession of a 5,400 square foot outparcel. We are actively seeking to lease the remaining space.

(4) 237 11th. On May 24, 2018, we closed on the purchase of a newly built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million. The property also includes 6,264 square feet of retail space, a portion of which is leased to Starbucks Inc. (NQGS:SBUX). Leasing began in August 2017 and the residential portion of the property was approximately 63% leased at closing and approximately 78% leased at December 31, 2018. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year 421a real estate tax exemption.

Currently, due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. Management expects to recover the cost to repair the property (or some portion thereof) through the litigation and insurance claim, although the insurance provider has not yet made the claim determination and the damages that may be recoverable in litigation are uncertain at this early stage in the litigation. Until the litigation and insurance claims are resolved, there may be significant cash outflows for repairs and remediation costs. Management continues to pro-actively manage the leasing at the property. The residential portion of the property remains approximately 78% leased at February 28, 2019 and there are limited near term lease expirations.

(5)  223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) on 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421a real estate tax exemption.

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of December 31, 2018, excluding the license agreement with Restoration Hardware (dollars in thousands):

	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2019	1	4,000	$140
2020	8	12,488	246
2021	2	7,063	119
2022	1	1,200	21
2023	2	3,820	78
Thereafter	5	53,662	1,066
	19	82,233	$1,670

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

Corporate Headquarters

We lease our corporate headquarters in New York, New York (approximately 6,271 square feet). The lease expires in March 2025.

Item 3.	LEGAL PROCEEDINGS

In the normal course of business, we are a party to routine legal proceedings. Based on available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. Additionally, as discussed in Note 1 to our consolidated financial statements, as of February 2018, we no longer operate under the Plan approved in connection with the resolution of the chapter 11 cases involving Syms and its subsidiaries.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 21, 2015 our common stock began trading on the NYSE American. The trading symbol of our common stock is “TPHS”.

Outstanding Common Stock and Holders

As of March 18, 2019, we had 37,490,385 shares issued and 31,842,576 shares outstanding and there were approximately 178 record holders of our common stock.

Recent Sales of Unregistered Securities

In accordance with the terms of the employment agreement between us and Matthew Messinger, our President and Chief Executive Officer, on December 31, 2018, Mr. Messinger was granted 30,000 restricted stock unit awards (the “RSU Awards”). The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any stock during the year ended December 31, 2018. From time to time, we consider potential stock repurchases in light of, among other things, available cash resources, taking into account restricted cash as well as liquidity requirements under our construction loan, alternative investments and other potential uses of cash, our ability to raise equity and debt capital, and the timing and amount of potential dispositions, among other factors.

Performance Graph

The following graph is a comparison of the cumulative return of our shares of common stock from January 1, 2014 through December 31, 2018, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on January 1, 2014 in our shares of common stock, the S&P 500 Index and the NAREIT All Equity Index and assumes the reinvestment of all dividends (if applicable), and that no commissions were paid. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

16

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Trinity Place Holdings Inc.	$100.00	$103.70	$90.81	$137.33	$102.96	$64.30
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
The NAREIT All Equity Index (FNERTR Index)	$100.00	$128.03	$131.64	$143.00	$155.41	$149.12

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The below selected financial data does not include any information prior to February 10, 2015 as we were reporting on the liquidation basis of accounting during the periods prior to February 10, 2015. Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their net settlement amount and estimated costs over the period of liquidation are accrued to the extent reasonably determinable. Our accounting basis reverted to the going concern basis of accounting on February 10, 2015, resulting in all remaining assets and liabilities at that date being adjusted to their net book value less an adjustment for depreciation and/or amortization calculated from the date we entered liquidation through the date we emerged from liquidation. Accordingly, this change in accounting basis resulted in a decrease in the reporting basis of the respective assets and liabilities. Also in November 2015, our Board of Directors approved a change to our fiscal year end from the Saturday closest to the last day of February to a December 31 calendar year end, effective with the year ended December 31, 2015. The period that resulted from this change is March 1, 2015 to December 31, 2015. Because the bases of accounting are non-comparable to each other as well as due to the change in our fiscal year, we are not reporting selected financial data for the periods prior to February 10, 2015.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015	For the Period February 10, 2015 to February 28, 2015
	(In thousands, except per share amounts)
Statement of Operations Data

Total revenues	$3,715	$1,862	$1,856	$841	$43

Total operating expenses	10,798	10,948	8,844	7,499	346

Operating loss	(7,083)	(9,086)	(6,988)	(6,658)	(303)

Equity in net loss of unconsolidated joint venture	(728)	(1,057)	(308)	-	-
Interest income (expense), net	212	215	42	(246)	(40)
Interest expense - amortization of deferred finance costs	-	-	(98)	(63)	(17)
Reduction of claims liability	-	1,043	132	557	-

Loss before gain on sale of real estate and taxes	(7,599)	(8,885)	(7,220)	(6,410)	(360)

Gain on sale of real estate	-	3,853	-	-	-

Tax (expense) benefit	(290)	3,011	(216)	(151)	(2)

Net loss attributable to common stockholders	$(7,889)	$(2,021)	$(7,436)	$(6,561)	$(362)

Loss per share - basic and diluted	$(0.25)	$(0.07)	$(0.29)	$(0.32)	$(0.02)

Weighted average number of common shares - basic and diluted	31,607	30,451	25,439	20,518	20,016

Balance Sheet Data (in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	February 28, 2015

Real estate, net	$213,064	$76,269	$60,384	$42,638	$31,121
Investment in unconsolidated joint venture	11,526	12,533	13,939	-	-
Total assets	256,762	121,015	85,601	86,571	78,258
Loans payable, net	123,333	36,167	48,705	39,615	39,323
Total stockholders’ equity	59,461	67,290	28,025	24,966	5,201

Cash Flow Data (in thousands)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015	For the Period February 10, 2015 to February 28, 2015

Cash flows (used in) provided by:
Operating activities	$(2,671)	$(7,512)	$(14,754)	$(7,034)	$(114)
Investing activities	(91,622)	(1,626)	(26,214)	(6,278)	(511)
Financing activities	84,129	24,961	7,561	27,615	-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story apartment building located in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, also located in Brooklyn, New York, as well as a retail strip center located in West Palm Beach, Florida, and a property occupied by a retail tenant in Paramus, New Jersey. See Item 2. Properties for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $222.0 million of federal NOLs at December 31, 2018, which can be used to reduce our future taxable income.

We continue to evaluate new investment opportunities.  We have recently been focused on newly constructed multi-family properties in New York City, and continue to consider investment opportunities involving other types of properties and real estate related assets, including repurchases of our common stock, taking into account our cash position, restricted cash, liquidity requirements under our loan agreements, and our ability to raise capital to finance our growth.  In addition, we may selectively consider potential acquisition, joint venture and disposition opportunities.

Transactions, Development and Other Activities During 2018

Acquisition of 237 11th

On May 24, 2018, we completed the acquisition of a newly built 105-unit, 12-story apartment building located at 237 11th Street in Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding approximately $0.7 million in closing costs.  The acquisition was funded through acquisition financing of $67.8 million and cash on hand. The residential portion of the property is substantially leased to 78% occupancy.

Continued Progress in Development of 77 Greenwich

We completed the construction of the foundation at 77 Greenwich, as well as the first nine stories of the superstructure (the first 22 stories through March 18, 2019). The project continues to be on schedule and on budget.

Other Activities

•	We increased our line of credit by $1.75 million to $12.75 million, reduced the rate by 200 basis points and extended the maturity to February 2020.

•	We improved occupancy at the Berkley to 96.8% despite the anticipated shutdown of the L-Train.

Results of Operations

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The discussion below includes revenue and expenses from the Westbury, New York property as of May 8, 2017 when the property was classified as an asset held for sale through its date of sale on August 4, 2017. In prior periods, this property’s revenues and expenses were capitalized as the property was considered as real estate under development.

Rental revenues increased by approximately $1.9 million to $3.2 million for the year ended December 31, 2018 from $1.3 million for the year ended December 31, 2017. The increase in rental revenues was mainly related to the 237 11th acquisition in May 2018, partially offset by a non-cash rent adjustment for a tenant at the West Palm Beach, Florida property and no rental revenue from the Westbury, New York property in 2018 due to its sale in August 2017. Tenant reimbursements decreased by $101,000 to $474,000 for the year ended December 31, 2018 from $575,000 for the year ended December 31, 2017 primarily due to no tenant reimbursements from the Westbury, New York property in 2018 due to its sale in August 2017 and lower reimbursable property operating expenses at the West Palm Beach, Florida property.

Property operating expenses increased by approximately $1.1 million to $1.9 million for the year ended December 31, 2018 from $850,000 for the year ended December 31, 2017. These amounts consisted primarily of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance at the 237 11th property, which was acquired in May 2018, and the West Palm Beach, Florida property. The increase in property operating expenses was primarily due to expenses associated with the 237 11th property, partially offset by a one-time repair cost at our West Palm Beach, Florida property incurred during the year ended December 31, 2017.

Real estate tax expense decreased by $146,000 to $321,000 for the year ended December 31, 2018 from $467,000 for the year ended December 31, 2017. The decrease is primarily due to no real estate taxes being payable in respect of the Westbury, New York property in 2018 due to its sale in August 2017, which was partially offset by real estate taxes in respect of the 237 11th property, which was acquired in May 2018.

General and administrative expenses were largely unchanged at $5.7 million for the year ended December 31, 2018 compared to $5.6 million for the year ended December 31, 2017. For the year ended December 31, 2018, approximately $1.2 million related to stock-based compensation, $2.4 million related to payroll and payroll related expenses, $1.3 million related to other corporate expenses, including board fees, corporate office rent and insurance and $789,000 related to legal, accounting and other professional fees. For the year ended December 31, 2017, approximately $1.1 million related to stock-based compensation, $2.0 million related to payroll and payroll related expenses, $1.7 million related to other corporate expenses, including board fees, corporate office rent and insurance and $780,000 related to legal, accounting and other professional fees.

Transaction related costs increased by $299,000 to $382,000 for the year ended December 31, 2018 from $83,000 for the year ended December 31, 2017. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense increased by approximately $1.9 million to $2.5 million for the year ended December 31, 2018 from approximately $544,000 for the year ended December 31, 2017. For the year ended December 31, 2018, depreciation and amortization expense consisted of depreciation in respect of the 237 11th property and the West Palm Beach, Florida property of approximately $1.2 million and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $1.3 million. For the year ended December 31, 2017, approximately $246,000 related to depreciation for the West Palm Beach, Florida property and approximately $300,000 related to the amortization of trademarks, lease commissions and other assets. The increase in depreciation and amortization expense for the year ended December 31, 2018 compared to December 31, 2017 was primarily due to the depreciation in respect of the 237 11th property, which was acquired in May 2018.

We incurred approximately $3.4 million for the year ended December 31, 2017 related to the demolition at the 77 Greenwich property and the acceleration of depreciation of the building and building improvements due to the completion of demolition of the 57,000 square foot nine-story commercial building. There were no such costs incurred for the year ended December 31, 2018.

Operating loss decreased by approximately $2.0 million to $7.1 million for the year ended December 31, 2018 from $9.1 million for the year ended December 31, 2017 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture decreased by approximately $329,000 to $728,000 for the year ended December 31, 2018 compared to approximately $1.1 million for the year ended December 31, 2017 primarily due to lower depreciation and amortization, partially offset by increased interest expense. This represents our 50% share in The Berkley that we acquired in 2016. For the year ended December 31, 2018 our share of the loss is primarily comprised of operating income before depreciation of $1.2 million offset by depreciation and amortization of $1.0 million and interest expense of $895,000. For the year ended December 31, 2017 our share of the loss is primarily comprised of operating income before depreciation of $1.2 million offset by depreciation and amortization of $1.5 million and interest expense of $726,000.

Interest income, net was flat at approximately $212,000 for the year ended December 31, 2018 from approximately $215,000 for the year ended December 31, 2017. For the year ended December 31, 2018, there was approximately $6.8 million of gross interest expense incurred, all of which was capitalized, and $212,000 of interest income. For the year ended December 31, 2017, there was approximately $2.5 million of gross interest expense incurred, all of which was capitalized, and $215,000 of interest income.

We recorded no adjustment to our claims liability for the year ended December 31, 2018 compared to an adjustment to our claims liability for the year ended December 31, 2017 of $1.0 million due to the settlement with our insurance carrier.

There was no gain on sale from real estate for the year ended December 31, 2018 compared to approximately $3.9 million for the year ended December 31, 2017. The gain in 2017 was due to the sale of the Westbury, New York property on August 4, 2017 which generated approximately $15.2 million in net proceeds.

We recorded approximately $290,000 in tax expense for the year ended December 31, 2018. We recorded an income tax benefit of approximately $3.0 million for the year ended December 31, 2017. This was due to the legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 whereby Alternative Minimum Tax (“AMT”) credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we released our valuation allowance of $3.1 million in 2017 which were formerly reserved against our AMT credit carryforwards.

Net loss attributable to common stockholders increased by approximately $5.9 million to $7.9 million for the year ended December 31, 2018 from $2.0 million for the year ended December 31, 2017 as a result of the changes discussed above.

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

Rental revenues were relatively flat for the years ended December 31, 2017 and December 31, 2016 at $1.3 million. Tenant reimbursements increased by $34,000 to $575,000 for the year ended December 31, 2017 from $541,000 for the year ended December 31, 2016. The increase in tenant reimbursements was mainly due to increased tenancy for the full year in 2017 as compared to 2016 at the West Palm Beach, Florida property, as well as the inclusion of the revenues at the Westbury, New York property, partially offset by the reconciliation of real estate tax recoveries in 2016 for certain tenants whose leases commenced in 2015.

Property operating expenses decreased by $92,000 to $850,000 for the year ended December 31, 2017 from $942,000 for the year ended December 31, 2016. These amounts consisted of costs incurred for maintenance and repairs, utilities and general operating expenses at our West Palm Beach, Florida property and the Westbury, New York property as well as operating expenses related to the Filenes Basement Marketplace at FilenesBasement.com. The decrease was mainly due to one-time startup costs incurred in 2016 related to the launch of our e-commerce marketplace at FilenesBasement.com partially offset by the increased tenancy at the West Palm Beach, Florida property and the inclusion of the Westbury, New York property.

Real estate tax expense increased by $192,000 to $467,000 for the year ended December 31, 2017 from $275,000 for the year ended December 31, 2016. The increase related to increased real estate taxes at the West Palm Beach, Florida property and inclusion of the Westbury, New York property.

General and administrative expenses decreased by approximately $1.3 million to $5.6 million for the year ended December 31, 2017 from approximately $6.9 million for the year ended December 31, 2016. For the year ended December 31, 2017, approximately $1.1 million related to stock-based compensation, $2.0 million related to payroll and payroll related expenses, $1.7 million related to other corporate expenses, including board fees, corporate office rent and insurance and $780,000 related to legal, accounting and other professional fees. For the year ended December 31, 2016, approximately $2.8 million related to stock-based compensation, $1.6 million related to payroll and payroll related expenses, $1.3 million related to other corporate costs including board fees, corporate office rent and insurance and $1.2 million related to legal, accounting and other professional fees. The overall decrease of approximately $1.3 million is mainly a result of a $1.7 million reduction in stock-based compensation related to restricted stock units (“RSUs”) that were granted in the first quarter of 2016, which included 99,000 RSU grants that vested immediately.

Transaction related costs decreased by $160,000 to $83,000 for the year ended December 31, 2017 from $243,000 for the year ended December 31, 2016. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for deals that were not consummated. The decrease is also due to the adoption of a new accounting standard in 2017 that provides for the capitalization of costs relating to acquisitions that were expensed prior to January 1, 2017.

Depreciation and amortization expense increased by approximately $87,000 to $544,000 for the year ended December 31, 2017 from approximately $457,000 for the year ended December 31, 2016. For the year ended December 31, 2017, approximately $246,000 related to depreciation for the West Palm Beach, Florida property and approximately $300,000 related to the amortization of trademarks, lease commissions and other assets. For the year ended December 31, 2016, approximately $205,000 related to depreciation for the West Palm Beach, Florida property and approximately $252,000 related to the amortization of trademarks and lease commissions. The increase in depreciation and amortization expense for the year ended December 31, 2017 compared to December 31, 2016 was primarily attributable to depreciation commencing in June 2016 when the assets relating to redevelopment at the West Palm Beach, Florida location were placed in service.

Costs relating to demolished assets for the year ended December 31, 2017 was approximately $3.4 million. This related to the 77 Greenwich property’s acceleration of depreciation of the building and building improvements and the demolition costs at 77 Greenwich which was accelerated due to the completion of demolition of the 57,000 square foot six-story commercial building in 2017.

Operating loss increased by approximately $2.1 million to $9.1 million for the year ended December 31, 2017 from $7.0 million for the year ended December 31, 2016 as a result of the changes in revenues and operating expenses as described above.

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

Interest income, net increased by approximately $173,000 to $215,000 for the year ended December 31, 2017 from approximately $42,000 for the year ended December 31, 2016. For the year ended December 31, 2017, there was approximately $2.5 million of gross interest expense incurred, all of which was capitalized, and $215,000 of interest income. For the year ended December 31, 2016, there was approximately $2.1 million of gross interest expense incurred, of which there was approximately $1.9 million of capitalized interest, and $223,000 of interest income. The increase in interest income, net, for the year ended December 31, 2017 of $173,000 is primarily attributable to a higher percent of capitalized interest for the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

We recorded an income tax benefit of approximately $3.0 million for the year ended December 31, 2017. This was due to the TCJA whereby AMT credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we have released our valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards.   We recorded approximately $216,000 in tax expense for the year ended December 31, 2016.

Net loss attributable to common stockholders decreased by $5.4 million to $2.0 million for the year ended December 31, 2017 from $7.4 million for the year ended December 31, 2016 as a result of the changes detailed above.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include some or all of the following:

(1)	cash on hand;

(2)	proceeds from increases to existing debt financings and/or other forms of secured financing;

(3)	proceeds from equity or equity-linked offerings, including rights offerings or convertible debt;

(4)	cash flow from operations; and

(5)	net proceeds from divestitures of properties or interests in properties.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of December 31, 2018, we had total cash of $14.0 million, of which approximately $11.5 million was cash and cash equivalents and approximately $2.5 million was restricted cash. As of December 31, 2017, we had total cash of $24.2 million, of which approximately $15.3 million was cash and cash equivalents and approximately $8.9 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on property acquisitions and tenant related security deposits. In addition, cash and cash equivalents includes cash which, together with availability under our line of credit, is required to be maintained to meet certain liquidity requirements under our 77 Greenwich Construction Facility, described below. This liquidity requirement, inclusive of cash and line of credit availability, is currently $15.0 million as of March 18, 2019, and will decrease over time as construction progresses.

The decrease in total cash during the year ended December 31, 2018 was primarily the result of the use of cash in connection with the acquisition of the 237 11th property on May 24, 2018, partially offset by the receipt of approximately $8.4 million from the SCA for reimbursement of pre-development costs incurred by us (see Note 3 – Real Estate, net to our consolidated financial statements for further information). In addition we were reimbursed approximately $3.2 million due to an overfunding of equity in connection with the closing of the 77 Greenwich Construction Facility. As of February 28, 2019, we had total cash of $12.4 million which is comprised of cash and cash equivalents of $9.9 million and restricted cash of $2.5 million.

On May 24, 2018, in connection with the acquisition of the 237 11th property, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective rate at December 31, 2018 was approximately 6.22%. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee if prepaid after 12 months, and if prepaid prior to such date, subject to a make-whole fee equal to the interest that would have been paid through the balance of the initial 12-month period.

From time to time, properties that we own, acquire or develop may experience defects or damage due to natural causes, defective workmanship or other reasons.  In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Currently, due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. Management expects to recover the cost to repair the property (or some portion thereof) through the litigation and insurance claim, although the insurance provider has not yet made the claim determination and the damages that may be recoverable in litigation are uncertain at this early stage in the litigation. Until the litigation and insurance claims are resolved, there may be significant cash outflows for repairs and remediation costs. Management continues to pro-actively manage the leasing at the property. The residential portion of the property remains approximately 78% leased at February 28, 2019 and there are limited near term lease expirations.

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction loan facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company (the “Lender”). We will draw down proceeds available to us as costs related to the construction are incurred for 77 Greenwich over the next few years. In connection with the closing of the 77 Greenwich Construction Facility on December 22, 2017, a portion of the proceeds on the closing date was used to pay in full the outstanding balance, including accrued interest, under our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Facility was $51.5 million at December 31, 2018 and $58.8 million at February 28, 2019. The 77 Greenwich Construction Facility has the four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the Lender. The 77 Greenwich Construction Facility will bear interest at a rate per annum equal to the greater of (i) 8.25% in excess of LIBOR and (ii) 9.25% (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion). The effective interest rate at December 31, 2018 and December 31, 2017 was 10.60% and 9.81%, respectively. Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, which was undrawn, matured. The remaining $9.1 million line of credit, secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and the maturity date extended to February 22, 2019. The line of credit was further increased to $12.75 million in December 2018 and the maturity dated was extended to February 21, 2020. The line of credit, which prior to December 2018 bore interest for drawn amounts only at 100 basis points over Prime, as defined in the underlying credit agreement, now bears interest at 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. As of December 31, 2018 and March 13, 2019, the line of credit was undrawn.

On February 14, 2017, we issued an aggregate of 3,585,000 shares of common stock in a private placement at a purchase price of $7.50 per share, and received gross proceeds of $26.9 million (the “Private Placement”). On April 5, 2017, we issued an aggregate of 1,884,564 shares of common stock in a rights offering at a purchase price of $7.50 per share and received gross proceeds of $14.1 million (the “Rights Offering”). We have been using the proceeds from the Private Placement and the Rights Offering for the development of 77 Greenwich, real estate acquisitions and investment opportunities and for working capital.

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate The Berkley.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkeley Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Berkeley Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Berkeley Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 4.66% at December 31, 2018 and 3.72% at December 31, 2017.

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank, National Association, as Lender, pursuant to which the Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). $9.1 million was borrowed at closing. The WPB Loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective rate at December 31, 2018 and December 31, 2017 was 4.80% and 3.86%, respectively. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021 under certain circumstances, and can be prepaid at any time, in whole or in part, without premium or penalty. We are in active discussions with the lender to extend the WPB Loan. The balance of the WPB Loan was $9.1 million at both December 31, 2018 and March 13, 2019.

We believe our existing balances of cash and cash equivalents, together with proceeds raised from equity issuances, debt issuances, dispositions of properties and/or draws on our $12.75 million line of credit or the $3.5 million remaining under the WPB Loan, will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months.

At-The-Market Equity Offering Program

In December 2016, we entered into an “at-the-market” equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2016, we sold 120,299 shares of our common stock for aggregate gross proceeds of $1.2 million (excluding approximately $218,000 in professional and brokerage fees) at a weighted average price of $9.76 per share. For the year ended December 31, 2017, we issued 2,492 shares of our common stock for aggregate gross proceeds of approximately $23,000 at a weighted average price of $9.32 per share. As of December 31, 2018, $10.8 million of common stock remained available for issuance under the ATM Program. The sale agreement with our broker that expired in accordance with its terms on December 31, 2017 was extended by an amendment on June 20, 2018, pursuant to which it will remain in effect until June 30, 2019, subject to extension upon mutual agreement unless terminated by the parties thereto. We issued no stock through the ATM Program during the year ended December 31, 2018.

Cash Flows

Cash Flows for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net cash used in operating activities was approximately $2.7 million for the year ended December 31, 2018 as compared to approximately $7.5 million for the year ended December 31, 2017. This decrease was due partially to a $3.2 million increase in receivables, net and a $2.7 million increase in prepaid expenses and other assets which was partially offset by a $0.7 million increase in accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2018 was approximately $91.6 million as compared to approximately $1.6 million for the year ended December 31, 2017. This increase was due mainly to the acquisition of the 237 11th property on May 24, 2018 for a purchase price of approximately $82.0 million, which includes approximately $0.7 million in transaction costs, as well as an increase of approximately $42.1 million in real estate additions from the year ended December 31, 2017 primarily from construction at 77 Greenwich as well as the $15.2 million in net proceeds from the sale of the Westbury, New York property on August 4, 2017. This was partially offset by the aggregate $49.2 million of cash received from the SCA for reimbursement of pre-development and development costs that were initially paid by us, partial payments for the land and condominium purchase as well as reimbursement of a portion of equity in connection with the closing of the 77 Greenwich Construction Facility.

Net cash provided by financing activities for the year ended December 31, 2018 was approximately $84.1 million as compared to approximately $25.0 million for the year ended December 31, 2017. This increase was a result of the 237 11th Loans of $67.8 million obtained in May 2018 for the purchase of the 237 11th property and by $19.2 million of draws under the 77 Greenwich Construction Facility during the year ended December 31, 2018. During the year ended December 31, 2017, we raised net proceeds of approximately $26.6 million through our Private Placement of common stock in February 2017, and approximately $13.9 million through our Rights Offering in April 2017.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (dollars in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Claims (2)	$922	$813	$109	$-	$-
Operating lease (3)	2,852	439	1,357	1,056	-
Loans payable (4)	128,432	9,100	119,332	-	-
Interest expense on loans (5)	23,557	10,666	12,891	-	-

Total contractual obligations	$155,763	$21,018	$133,689	$1,056	$-

(1)	This table excludes the $2.8 million liability relating to the Syms sponsored defined benefit pension plan. We typically fund this plan in the third quarter of the calendar year (see Note 8 – Pension Plans to the consolidated financial statements for further information).

(2)	This represents the remaining claims payments we expect to make under the multiemployer pension plan. Payments are made quarterly extending through the beginning of 2020.

(3)	This represents the operating lease payments for our corporate office in New York, New York.

(4)	See Note 10 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the loans. This excludes $5.1 million of net deferred finance costs.

(5)	This represents the estimated interest expense on the loans that are typically paid on the first business day after the month incurred based on interest rates in effect on December 31, 2018.

Capital Expenditures

We estimate that for the year ending December 31, 2019, we may incur approximately $900,000 of capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties, other than 77 Greenwich which will be funded under the 77 Greenwich Construction Facility. We anticipate funding these capital expenditures through a combination of issuance of equity and cash on hand, additional property level mortgage financings and operating cash flow. We currently anticipate that the proceeds available under the construction loan, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.

Inflation

Substantially all of our commercial leases provide for separate real estate tax and operating expense escalations. In addition, many of the commercial leases provide for fixed base rent increases. We believe that inflationary increases in our expenses will be at least partially offset by these contractual rent increases and expense reimbursement escalations. In addition, we anticipate being able to raise rents on our residential units.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. Federal NOLs at December 31, 2018 were approximately $222.0 million. Pursuant to the TCJA, AMT credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we had released our valuation allowance of $3.1 million in 2017 which were formerly reserved against our AMT credit carryforwards. We had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with this valuation allowance release. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $62.1 million was recorded as of December 31, 2018.

We believe that the rights offering and the redemption of the Syms shares owned by the former Majority Shareholder that occurred in connection with our emergence from bankruptcy on September 14, 2012 resulted in us undergoing an “ownership change,” as that term is used in Section 382 of the Code. However, while the analysis is complex and subject to subjective determinations and uncertainties, we believe that we should qualify for treatment under Section 382(l)(5) of the Code. As a result, we currently believe that our NOLs are not subject to an annual limitation under Code Section 382. In addition, the TCJA limits the deductibility of net operation losses arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year. However, if we were to undergo a subsequent ownership change in the future, our NOLs could be subject to limitation under Code Section 382.

Notwithstanding the above, even if all of our regular U.S. Federal income tax liability for a given year is reduced to zero by virtue of utilizing our NOLs, we may still be subject to state, local or other non-federal income taxes.

Our certificate of incorporation includes a provision intended to help preserve certain tax benefits primarily associated with our NOLs. This provision generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in an increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder.

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

a.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over their estimated useful lives, as described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years
Tax abatement	15 - 25 years

b.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

c.	Valuation of Long-Lived Assets – We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during the years ended December 31, 2018, 2017 and 2016.

d.	Income Taxes – We account for income taxes under the asset and liability method as required by the provisions of Accounting Standards Codification (“ASC”) 740-10-30, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

e.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and certain other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

f.	Stock-based Compensation - We have granted stock-based compensation, which is described in Note 12 – Stock-Based Compensation to the consolidated financial statements. We account for stock-based compensation in accordance with ASC 718-30-30 “Compensation – Stock Compensation”, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our limited operating history;

•	our limited revenues from operations and our reliance on external sources of financing to fund operations in the future;

•	our ability to execute our business plan, including as it relates to the development of our largest asset, 77 Greenwich Street in Lower Manhattan;

•	adverse trends in the Manhattan condominium market;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;

•	competition for new acquisitions;

•	risks associated with acquisitions and investments in owned and leased real estate;

•	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;

•	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;

•	risks associated with joint ventures;

•	our ability to maintain certain state tax benefits with respect to certain of our properties;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;

•	loss of key personnel;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	the failure of our subsidiaries to repay outstanding indebtedness secured by our properties or otherwise;

•	the effects of new tax laws;

•	our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;

•	risks associated with current political and economic uncertainty;

•	risks associated with breaches of information technology systems;

•	stock price volatility and other risks associated with a lightly traded stock;

•	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;

•	a declining stock price may make it more difficult to raise capital in the future;

•	the influence of certain significant stockholders;

•	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed, and/or may limit the liquidity of our common stock;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

Low to moderate levels of inflation during the past several years have favorably impacted our operations by stabilizing operating expenses. At the same time, low inflation has had the indirect effect of reducing our ability to increase tenant rents. However, our commercial leases include expense reimbursements and other provisions to minimize the effect of inflation.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Of our long-term debt, which consists of secured financings, the 77 Greenwich Construction Facility bears interest on drawn amounts at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%; the WPB Loan bears interest at 30-day LIBOR plus 230 basis points; and the 237 11th Loans bears interest at a blended average rate of 3.72% over the 30-day LIBOR. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2018, our debt consisted of three variable-rate secured mortgage loans payable, with carrying values of $51.5 million, $9.1 million, and $67.8 million, which approximated their fair values at December 31, 2018. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by approximately $1.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by approximately $1.2 million. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure.

As of December 31, 2018, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 13 – Investment in Unconsolidated Joint Venture to the consolidated financial statements for further information), which approximated its fair value at December 31, 2018. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint venture’s variable-rate debt by approximately $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint venture’s variable-rate debt by approximately $0.5 million. These amounts were determined by considering the impact of hypothetical interest rate changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of December 31, 2018, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data on page 34.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Trinity Place Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 as required by Exchange Act Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which appears below in this Item 9A.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from September 30, 2018 to December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Trinity Place Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated March 18, 2019, expressed an unqualified opinion thereon.

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

March 18, 2019

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

The other information required by this Item will be set forth in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2019 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2019, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2019, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2019, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2019, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2019, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017	F-2
	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	F-3
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	F-4
	Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	F-5
	Notes to Consolidated Financial Statements	F-6

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-29

Schedules other than those listed are omitted as they are not applicable or the required information has been included in the financial statements or notes thereto.

(a)(3)	Exhibits

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by us on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by us on September 19, 2012)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

4.1	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

10.1	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on October 2, 2013)

10.2	Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on December 31, 2014)

10.3	Investment Agreement, by and among MFP Partners, L.P. and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 15, 2015)

10.4	Investment Agreement, by and among Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on September 15, 2015)

10.5	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on October 2, 2013)*

10.6	Amendment to Employment Agreement, dated as of September 11, 2015, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on September 15, 2015)*

10.7	Trinity Place Holdings Inc. Restricted Stock Unit Agreement, entered into as of January 28, 2016, by and between Matthew Messinger and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 1, 2016)*

10.8	Letter Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 22, 2015)*

10.9	Letter Agreement, between Trinity Place Holdings Inc. (formerly Syms Corp.) and Richard Pyontek, dated June 24, 2011 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed by us on May 10, 2016)*

10.10	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by us on September 15, 2015)*

10.11	Form of Restricted Stock Unit Agreement for employees (incorporated by reference to Exhibit 10.6 of the Form 10-K filed by us on May 30, 2014)*

10.12	Limited Liability Company Agreement of Pacolet Trinity 223 Partners, LLC, dated as of October 13, 2016 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by us on November 7, 2016)

10.13	Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of February 14, 2017 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 21, 2017)

10.14	Master Loan Agreement, between TPHGreenwich Owner LLC, as borrower and Massachusetts Mutual Life Insurance Company, as lender and administrative agent, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.15 of the Form 10-K filed by us on March 15, 2018)

10.15	Guaranty of Payment and Completion, dated as of December 22, 2017, by Trinity Place Holdings Inc. to and for the benefit of Massachusetts Mutual Life Insurance (incorporated by reference to Exhibit 10.16 of the Form 10-K filed by us on March 15, 2018)

10.16	Completion Guaranty, dated as of December 22, 2017, by Trinity Place Holdings Inc. to and for the benefit of New York City School Construction Authority (incorporated by reference to Exhibit 10.17 of the Form 10-K filed by us on March 15, 2018)

10.17	School Design, Construction, Funding and Purchase Agreement, between TPHGreenwich Owner LLC, as developer, and New York City School Construction Authority, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.18 of the Form 10-K filed by us on March 15, 2018)

10.18	At the Market Offering Agreement by and among Trinity Place Holdings Inc. and Craig-Hallum Capital Group LLC dated December 2, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on December 5, 2016)

10.19	Extension, dated June 20, 2018, to At the Market Offering Agreement, dated December 2, 2016, between the Company and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on June 20, 2018)

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2018, as formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 18, 2019
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 18, 2019
Steven Kahn	(Principal Financial Officer)

/s/ Richard G. Pyontek	Chief Accounting Officer	March 18, 2019
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 18, 2019
Alexander Matina

/s/ Jeffrey Citrin	Director	March 18, 2019
Jeffrey Citrin

/s/ Alan Cohen	Director	March 18, 2019
Alan Cohen

/s/ Joanne Minieri	Director	March 18, 2019
Joanne Minieri

/s/ Keith Pattiz	Director	March 18, 2019
Keith Pattiz

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 18, 2019

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2018	December 31, 2017

ASSETS

Real estate, net	$213,064	$76,269
Cash and cash equivalents	11,496	15,273
Restricted cash	2,529	8,916
Investment in unconsolidated joint venture	11,526	12,533
Receivables, net	3,413	3,417
Deferred rents receivable	584	548
Prepaid expenses and other assets, net	3,498	4,059
Intangible assets, net	10,652	-
Total assets	$256,762	$121,015

LIABILITIES

Loans payable, net	$123,333	$36,167
Deferred real estate deposits	49,247	-
Accounts payable and accrued expenses	20,983	13,323
Pension liabilities	3,738	4,235
Secured line of credit	-	-
Total liabilities	197,301	53,725

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 37,161,068 and 36,803,218 shares issued at December 31, 2018 and December 31, 2017, respectively; 31,647,284 and 31,451,796 shares outstanding at December 31, 2018 and December 31, 2017, respectively	372	368
Additional paid-in capital	132,831	130,897
Treasury stock (5,513,784 and 5,351,422 shares at December 31, 2018 and December 31, 2017, respectively)	(54,758)	(53,666)
Accumulated other comprehensive loss	(3,518)	(2,732)
Accumulated deficit	(15,466)	(7,577)

Total stockholders’ equity	59,461	67,290

Total liabilities and stockholders’ equity	$256,762	$121,015

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Revenues
Rental revenues	$3,241	$1,287	$1,315
Tenant reimbursements	474	575	541

Total revenues	3,715	1,862	1,856

Operating Expenses
Property operating expenses	1,904	850	942
Real estate taxes	321	467	275
General and administrative	5,728	5,578	6,927
Transaction related costs	382	83	243
Depreciation and amortization	2,463	544	457
Costs relating to demolished asset	-	3,426	-

Total operating expenses	10,798	10,948	8,844

Operating loss	(7,083)	(9,086)	(6,988)

Equity in net loss from unconsolidated joint venture	(728)	(1,057)	(308)
Interest income, net	212	215	42
Interest expense -amortization of deferred finance costs	-	-	(98)
Reduction of claims liability	-	1,043	132

Loss before gain on sale of real estate and taxes	(7,599)	(8,885)	(7,220)

Gain on sale of real estate	-	3,853	-

Tax (expense) benefit	(290)	3,011	(216)

Net loss attributable to common stockholders	$(7,889)	$(2,021)	$(7,436)

Other comprehensive (loss) gain:
Unrealized (loss) gain on pension liability	(786)	429	(824)

Comprehensive loss attributable to common stockholders	$(8,675)	$(1,592)	$(8,260)

Loss per share - basic and diluted	$(0.25)	$(0.07)	$(0.29)

Weighted average number of common shares - basic and diluted	31,607	30,451	25,439

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKOLDERS’ EQUITY
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2015 (restated)	29,979	$300	$74,455	(4,738)	$(49,114)	$1,662	$(2,337)	$24,966

Cumulative change in accounting principle	-	-	4,381	-	-	218	-	4,599
Net loss attributable to common stockholders	-	-	-	-	-	(7,436)	-	(7,436)
Sale of common stock, net	120	1	879	-	-	-	-	880
Settlement of stock awards	581	6	-	(278)	(1,972)	-	-	(1,966)
Unrealized loss on pension liability	-	-	-	-	-	-	(824)	(824)
Stock-based compensation expense	-	-	7,806	-	-	-	-	7,806

Balance as of December 31, 2016	30,680	$307	$87,521	(5,016)	$(51,086)	$(5,556)	$(3,161)	$28,025

Net loss attributable to common stockholders	-	-	-	-	-	(2,021)	-	(2,021)
Sale of common stock, net	5,472	55	40,506	-	-	-	-	40,561
Settlement of stock awards	651	6	-	(335)	(2,580)	-	-	(2,574)
Unrealized gain on pension liability	-	-	-	-	-	-	429	429
Stock-based compensation expense	-	-	2,870	-	-	-	-	2,870

Balance as of December 31, 2017	36,803	$368	$130,897	(5,351)	$(53,666)	$(7,577)	$(2,732)	$67,290

Net loss attributable to common stockholders	-	-	-	-	-	(7,889)	-	(7,889)
Settlement of stock awards	358	4	-	(163)	(1,092)	-	-	(1,088)
Unrealized loss on pension liability	-	-	-	-	-	-	(786)	(786)
Stock-based compensation expense	-	-	1,934	-	-	-	-	1,934

Balance as of December 31, 2018	37,161	$372	$132,831	(5,514)	$(54,758)	$(15,466)	$(3,518)	$59,461

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(7,889)	$(2,021)	$(7,436)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	2,463	544	457
Amortization of deferred finance costs	532	255	98
Write-off of costs relating to demolished asset	-	1,585	-
Stock-based compensation expense	1,269	1,225	2,782
Gain on sale of real estate	-	(3,853)	-
Deferred rents receivable	(36)	(5)	(343)
Reduction of claims liability	-	-	(135)
Equity in net loss from unconsolidated joint venture	728	1,057	308
Distribution from unconsolidated joint venture	280	419	39
Decrease (Increase) in operating assets:
Receivables, net	4	(3,197)	(189)
Prepaid expenses and other assets, net	286	(2,456)	(472)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	975	212	(1,544)
Pension liabilities	(1,283)	(1,277)	(1,388)
Obligation to former Majority Shareholder	-	-	(6,931)
Net cash used in operating activities	(2,671)	(7,512)	(14,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquistion of real estate	(81,960)	-	-
Additions to real estate	(58,909)	(16,788)	(11,928)
Deferred real estate deposits	49,247	-	-
Net proceeds from the sale of real estate	-	15,232	-
Investment in unconsolidated joint venture	-	(70)	(14,286)
Net cash used in investing activities	(91,622)	(1,626)	(26,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	87,037	32,302	9,100
Payment of finance costs	(1,820)	(5,328)	(453)
Repayment of loan	-	(40,000)	-
Settlement of stock awards	(1,088)	(2,574)	(1,966)
Proceeds from sale of common stock, net	-	40,561	880
Net cash provided by financing activities	84,129	24,961	7,561

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(10,164)	15,823	(33,407)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,189	8,366	41,773
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$14,025	$24,189	$8,366

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$15,273	$4,678	$38,173
RESTRICTED CASH, BEGINNING OF PERIOD	8,916	3,688	3,600
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,189	$8,366	$41,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,496	$15,273	$4,678
RESTRICTED CASH, END OF PERIOD	2,529	8,916	3,688
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$14,025	$24,189	$8,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,969	$2,467	$2,073
Taxes	$268	$135	$197

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$16,574	$10,175	$1,195
Capitalized amortization of deferred financing costs and lease commissions	$1,986	$487	$345
Capitalized stock-based compensation expense	$665	$1,645	$5,024
Adjustment of liability related to stock-based compensation	$-	$-	$(5,140)
Adjustment of accumulated deficit for capitalized stock-based compensation expense	$-	$-	$(541)

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York (“237 11th”), acquired in May 2018, and, through a joint venture, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, located at 223 North 8th Street, Brooklyn, New York, as well as a retail strip center located in West Palm Beach, Florida, and a property occupied by a retail tenant in Paramus, New Jersey. We continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $222.0 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2018, which can be used to reduce our future taxable income.

Trinity is the successor to Syms, which also owned Filene’s Basement. Syms and its subsidiaries filed for relief under the United States Bankruptcy Code in 2011. In September 2012, the Syms Plan of Reorganization (the “Plan”) became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation. We completed our final remaining payment and reserve obligations under the Plan in March 2016.

On January 18, 2018, Syms and certain of its subsidiaries (together, the “Reorganized Debtors”) filed with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) a motion (the “Motion”) for entry of a final decree (the “Final Decree”) (i) closing the chapter 11 cases of the Reorganized Debtors; (ii) terminating the services of the claims and noticing agent; and (iii) retaining the Bankruptcy Court’s jurisdiction as provided for in the Plan, including to enforce or interpret its own orders pertaining to the chapter 11 cases including, but not limited to, the Plan and Final Decree. On the same date, the Reorganized Debtors filed a Final Report in support of the Motion. On February 6, 2018, the Bankruptcy Court entered the Final Decree pursuant to which the chapter 11 cases of the Reorganized Debtors were closed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of these unconsolidated joint ventures is included in our consolidated statements of operations and comprehensive loss (see Note 13 - Investment in Unconsolidated Joint Venture for further information). All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2018 and December 31, 2017, we did not have any interests in VIEs.

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

b.	Investment in Unconsolidated Joint Venture - We account for our investment in an unconsolidated joint venture, The Berkley, under the equity method of accounting (see Note 13 - Investment in Unconsolidated Joint Venture for further information). We also assess our investment in the unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint ventures’ projected cash flows. We do not believe that the value of our equity investment was impaired at either December 31, 2018 or December 31, 2017.

c.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally insured limits.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives, as described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years
Tax abatement	15 - 25 years

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during any of the years ended December 31, 2018, 2017 and 2016.

i.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair value Measurements”, for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

j.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

k.	Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements and secured line of credit (see Note 10 - Loans Payable and Secured Line of Credit for further information), tenant related security deposits and deposits on property acquisitions.

l.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.

m.	Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

n.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both December 31, 2018 and December 31, 2017, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2018, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “TCJA”). The TCJA modifies several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. See Note 5 – Income Taxes for additional detail on our accounting for income taxes, including additional discussion on the enactment of the TCJA and the resulting impact on our 2017 financial statements.

We are subject to certain federal, state and local income and franchise taxes.

o.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

p.	Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the consolidated balance sheets for mortgage financings and had a balance of $5.1 million at December 31, 2018. Costs for our secured line of credit are included in prepaid expenses and other assets, net and had a balance of $0.1 million at December 31, 2018. These costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

q.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized to depreciation and amortization on a straight-line basis over the related lease term.

r.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital in stockholders’ equity.

s.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including but not limited to, the adoption of Accounting Standards Update (“ASU”) 2016-09 as described below.

t.	Change in Estimate - Management periodically reviews the assumptions used in determining the accrued postretirement benefit obligation (see Note 8 – Pension and Profit Sharing Plans). In 2016, management changed the base mortality table used in determining the accrued postretirement benefit obligation to the newer RP-2016 table. The accrued postretirement benefit obligation increased by approximately $0.8 million at December 31, 2016 mainly due to the effect of this change in estimate.

Accounting Standards Updates

In August 2018, the Securities and Exchange Commission (the “SEC“) adopted a final rule that eliminated or amended disclosure requirements that were redundant or outdated in light of changes in its requirements, generally accepted accounting principles, or changes in the business environment. The SEC also referred certain disclosure requirements to the Financial Accounting Standards Board (the “FASB”) for potential incorporation into generally accepted accounting principles. The rule is effective for filings after November 5, 2018. We assessed the impact of this rule and determined that the changes resulted in clarification or expansion of existing requirements and it did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This amendment removed, modified and added the disclosure requirements under Topic 820. The changes are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for the removed or modified disclosures with adoption of the additional disclosures upon the effective date. We have not yet adopted this new guidance and do not expect a material impact on our financial position, results of operations or cash flows when the new standard is implemented.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”. This amendment provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. The guidance will be effective for fiscal years beginning after December 15, 2018, including the interim periods within that fiscal year. We have not yet adopted this new guidance and do not expect a material impact on our financial position, results of operations or cash flows when the new standard is implemented.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities”. The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standard will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We have not yet adopted the guidance, and do not expect a material impact on our consolidated financial statements when the new standard is implemented.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the De-recognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate, eliminate rules specifically addressing sales of real estate, remove exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of non-financial assets to joint ventures. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. Under the new standard, we will recognize the sale, and associated gain or loss from the disposition, provided that the earnings process is complete. Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset when sold. As a result, we may recognize a gain on a real estate disposition transaction that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control or certain forms of continuing involvement. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. The adoption of this guidance, effective January 1, 2018, did not have a material impact on our financial position, results of operations or cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The guidance requires entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The adoption of this guidance, effective January 1, 2018, resulted in a restatement of our statement of cash flows for the year ended December 31, 2017, for comparative purposes. This resulted in an increase of approximately $2.9 million in net cash used in operating activities from $4.6 million to $7.5 million and a decrease of approximately $8.1 million in net cash used in investing activities from $9.7 million to $1.6 million.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and direct financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. We have no sales-type leases. As lessee, we are party to an office lease with future payment obligations aggregating approximately $2.9 million at December 31, 2018 (see Note 9 - Commitments) for which we expect to record right of use assets and corresponding lease liabilities of approximately $2.4 million upon adoption of ASU 2016-02. ASU 2016-02 will also require extensive quantitative and qualitative disclosures and is effective for periods beginning after December 15, 2018, but early adoption is permitted. The new leases standard is effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will elect this optional transition method. Also, we will elect the ‘package of practical expedients’ which allows us not to reassess our previous conclusions about lease identification, lease classification and initial direct costs. We are currently evaluating the effects ASU 2016-02 will have on our related disclosures and internal controls. We will finalize the calculation of the right-of-use asset and lease liability and completing the design of internal controls surrounding compliance with the new standard post-implementation. Based on our evaluation to date, we do not expect the impact of adopting this new standard to be material on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard effective January 1, 2018 using the modified retrospective method approach, however, there was no cumulative-effect required to be recognized in our accumulated deficit at the date of adoption. Our revenue contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of ASC 606 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 3 – REAL ESTATE, NET

As of December 31, 2018 and 2017, real estate, net consisted of the following (dollars in thousands):

	December 31, 2018	December 31, 2017

Real estate under development	$137,666	$69,783
Building and building improvements	47,190	5,817
Tenant improvements	731	606
Furniture and fixtures	694	-
Land and land improvements	30,391	2,452
	216,672	78,658
Less: accumulated depreciation	3,608	2,389
	$213,064	$76,269

Real estate under development as of December 31, 2018 and 2017 included 77 Greenwich and the Paramus, New Jersey property. Building and building improvements, tenant improvements and land and land improvements included the West Palm Beach, Florida property, and, as of May 24, 2018, the 237 11th property, and furniture and fixtures included the 237 11th property.

Depreciation expense amounted to $1.2 million and $246,000 for the years ended December 31, 2018 and December 31, 2017, respectively. The increase in depreciation expense primarily relates to the 237 11th property acquisition.

On May 24, 2018, we closed on the acquisition of 237 11th, a newly built 105-unit, 12-story apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million.  The acquisition was funded through acquisition financing and cash on hand. Currently, due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. Management expects to recover the cost to repair the property (or some portion thereof) through the litigation and insurance claim, although the insurance provider has not yet made the claim determination and the damages that may be recoverable in litigation are uncertain at this early stage in the litigation. Until the litigation and insurance claims are resolved, there may be significant cash outflows for repairs and remediation costs. Management continues to pro-actively manage the leasing at the property. The residential portion of the property remains approximately 78% leased at February 28, 2019 and there are limited near term lease expirations.

We allocate the purchase price of real estate to land and land improvements and building and building improvements (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above-market and below-market leases, real estate tax abatement and origination costs associated with the in-place leases. We depreciate the amount allocated to building and building improvements (inclusive of tenant improvements) over their estimated useful lives, which generally range from one year to 27.5 years. We amortize the amount allocated to values associated with real estate tax abatement over the estimated period of benefit which is 15 years for 237 11th. We amortize the amount allocated to the above-market and below-market leases over the remaining term of the associated lease, which generally range from one to two years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally range from one to two years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The following table presents our purchase price allocation, including transaction costs of approximately $0.7 million, for 237 11th (dollars in thousands):

Purchase Price Allocation:

Land and land improvements	$27,939
Building and building improvements	41,297
Tenant improvements	125
Furniture and fixtures	694
Real estate tax abatement	11,100
Acquired in-place leases	1,090
Assets acquired	82,245

Below-market lease value	(285)
Liabilities assumed	(285)

Purchase price	$81,960

As of December 31, 2018, intangible assets, net consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $448,000. Amortization expense was approximately $448,000 for period from May 24, 2018, the date of acquisition, through December 31, 2018.

As of December 31, 2018, the estimated annual amortization of intangible assets for each of the five succeeding years and thereafter is as follows (dollars in thousands):

Year	Real Estate Tax Abatement Amortization

2019	$740
2020	740
2021	740
2022	740
2023	740
Thereafter	6,952

Through a wholly-owned subsidiary, we entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit, and reimburse us for the costs associated with constructing the school (including payment of a construction supervision fee of approximately $5.0 million to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and will continue through September 2019. As of December 31, 2018, we have received an aggregate of $25.7 million of payments from the SCA, including the construction supervision fee. We have also received an aggregate of $23.1 million in reimbursable construction costs from the SCA through December 31, 2018. Upon Substantial Completion, as defined in our agreement with the SCA, the SCA will close on the purchase of the school condominium unit from us, at which point title will transfer to the SCA. Under the agreement, we are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school.

The ultimate sale of the school condominium unit will not be recognized until control of the asset is transferred to the buyer. This generally will include transfer of title to the school condominium. As payments from the SCA are received, the amounts will be recorded on the balance sheets as deferred real estate deposits until sales criteria are satisfied.

The condominium apartments and construction of a new handicapped accessible subway entrance are currently scheduled to be completed by the end of 2020.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2018 and 2017, prepaid expenses and other assets, net include the following (dollars in thousands):

	December 31, 2018	December 31, 2017

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	1,616	1,673
Lease commissions	1,309	1,297
Other	2,052	1,203
	7,067	6,263
Less: accumulated amortization	3,569	2,204
	$3,498	$4,059

NOTE 5 – INCOME TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Current:
Federal	$-	$-	$-
State	290	171	216
	$290	$171	$216
Deferred:
Federal	$-	$(3,182)	$-
State	-	-	-
	$-	$(3,182)	$-

Tax expense (benefit)	$290	$(3,011)	$216

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Statutory federal income tax rate	21.0%	35.0%	35.0%
State taxes	17.1%	-0.7%	7.5%
Permanent non-deductible expenses	-1.7%	-10.5%	-6.9%
Federal rate change	0.0%	-654.5%	0.0%
AMT credit calculation allowance release	0.0%	61.6%	0.0%
Change of valuation allowance	-40.2%	630.0%	-35.7%

Effective income tax rate	-3.8%	60.9%	-0.1%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	December 31, 2018	December 31, 2017

Deferred tax assets:
Pension costs	$602	$1,008
Stock-based compensation reserves not currently deductible	-	(147)
Net operating loss carry forwards	53,901	56,462
Depreciation (including air rights)	5,756	1,796
Other	163	-
Deferred gain on sale	4,987	-
Investment in joint venture	355	254
Accrued expenses	178	220

Total deferred tax assets	$65,942	$59,593
Valuation allowance	(62,127)	(59,469)
Deferred tax asset after valuation allowance	$3,815	$124

Deferred tax liabilities:
Intangibles	$(3,525)	$(124)
Other	(290)	-
Total deferred tax liabilities	$(3,815)	$(124)
Net deferred tax assets	$-	$-

Current deferred tax assets	$-	$-
Long-term deferred tax assets	-	-
Total deferred tax assets	$-	$-

Effects of the U.S. Tax Cuts and Jobs Act

On December 22, 2017, the TCJA was signed into U.S. law. ASC Topic 740, Accounting for Income Taxes, required companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended prior to the one year term when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

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

As part of the TCJA, the U.S. corporate income tax rate applicable to us decreased from 35% to 21%. This rate change resulted in the remeasurement of our net deferred tax asset (“DTA”) as of December 31, 2017. The effect was approximately a $33.7 million decrease in the DTA, which was completely offset by a decrease in the valuation allowance by the same amount.

Pursuant to the TCJA, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, as of December 31, 2017 we had released the valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards and we had recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release, which is included in receivables, net on the consolidated balance sheets.

Our accounting for the above elements of the TCJA is complete.

Other significant provisions that are not yet effective but may impact income taxes in future years include, but are not limited to: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income and a limitation of net operating losses arising in tax years beginning after December 31, 2017 to 80% of taxable income.

Other

At December 31, 2018, we had federal NOLs of approximately $222.0 million. These NOLs will expire in years through 2037. At December 31, 2018, we also had state NOLs of approximately $84.0 million. These NOLs expire in years through 2037. We also had the New York State and New York City prior net operating loss conversion (“PNOLC”) subtraction pools of approximately $23.5 million and $17.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $62.1 million and $59.5 million as of December 31, 2018 and December 31, 2017, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in equity.

NOTE 6 – RENTAL REVENUE

Our retail properties are leased to various national and local companies under leases expiring through 2031. As of December 31, 2018, 18 tenants leased approximately 70% of the space at the West Palm Beach, Florida property and two tenants leased 100% of the space at the Paramus, New Jersey property.

Our multi-family property at 237 11th is occupied by tenants who have leases ranging from one to two years and a retail tenant with a lease expiration in 2027. As of December 31, 2018, 82 tenants leased approximately 78% of the space at 237 11th.

Future minimum rentals under non-cancellable terms of tenants’ operating leases (excluding license agreements) as of December 31, 2018 are as follows (dollars in thousands):

Year ended	Future Minimum Rentals

2019	$3,507
2020	1,619
2021	932
2022	911
2023	862
Thereafter	4,353
$12,184

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair value of our financial instruments are determined based upon applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

The fair values of cash and cash equivalents, receivables, net, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair value of the loans payable approximated their carrying values as they are variable-rate instruments.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2018. The fair value of pension plan assets was $10.9 million at December 31, 2018. These assets are valued in active liquid markets.

NOTE 8 – PENSION PLANS

Defined Benefit Pension Plan

Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of December 31, 2018 and 2017, we had a recorded liability of $2.8 million and $2.5 million, respectively, which is included in pension liabilities on the accompanying consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We had contemplated other courses of action, including a distress termination, whereby the Pension Benefits Guaranty Corporation (“PBGC”) would take over the plan. On February 27, 2012, Syms notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, Syms elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan at any time. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and have made no commitment to do so by a certain date. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.5 million to the Syms sponsored plan from September 17, 2012 through December 31, 2018, of which approximately $470,000 was funded during the year ended December 31, 2018. Historically, we have funded this plan in the third quarter of the calendar year.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$14,620	$14,278
Interest cost	666	697
Actuarial (gain) loss	(630)	295
Gross benefits paid	(988)	(650)
Net benefit obligation - end of period	$13,668	$14,620

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$12,120	$10,889
Employer contributions	470	460
Gross benefits paid	(988)	(650)
Actual return on plan assets	(750)	1,421
Fair value of plan assets - end of period	$10,852	$12,120

Un-funded status at end of period	$(2,816)	$(2,500)

The pension expense includes the following components (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017

COMPONENTS OF NET PERIODIC COST:
Interest cost	$666	$697
Loss (gain) on assets	750	(1,421)
Amortization of (gain) loss	(990)	1,241
Net periodic cost	$426	$517

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%

The expected long-term rate of return on plan assets was 6% for both the years ended December 31, 2018 and 2017.

As of December 31, 2018 the benefits expected to be paid in the next five fiscal years and then in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount

2019	$859
2020	867
2021	896
2022	917
2023	931
2024-2029	5,872

The fair values and asset allocation of our plan assets as of December 31, 2018 and 2017 and the target allocation for fiscal 2018, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2018		December 31, 2017
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value (1)	Assets	Fair Value	Assets

Cash and equivalents	0% to 10%	$557	5%	$768	6%
Equity securities	40% to 57%	6,460	58%	6,848	57%
Fixed income securities	35% to 50%	4,121	37%	4,369	36%
Alternative investments	1% to 10%	-	0%	135	1%
Total		$11,138	100%	$12,120	100%

(1)	The fair value balance includes a $286,000 past due payable to be distributed in the first half of 2019.

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheets the unfunded status of the benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Multiemployer Pension Plans

Certain employees covered by collective bargaining agreements participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to one of these pension funds. We have a liability of $922,000 and $1.7 million which is included in pension liabilities on the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively, related to this plan. We are required to make quarterly distributions in the amount of approximately $203,000 until this liability is completely paid to the multiemployer plan by the end of the first quarter of 2020. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.0 million to the multiemployer plans from September 17, 2012 through December 31, 2018 of which $813,000 was funded to the multiemployer plan during each of the years ended December 31, 2018 and 2017.

401(k) Plan – We have established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $65,000, $55,000 and $54,000 in matching contributions to this plan during the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 9 – COMMITMENTS

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $348,000 for the year ended December 31, 2018. The remaining lease obligation for our corporate office is as follows (dollars in thousands):

Year Ended:	Future Minimum Rentals

2019	$439
2020	439
2021	447
2022	470
2023	470
Thereafter	586
$2,851

b.	Legal Proceedings – In the normal course of business, we are a party to routine legal proceedings. Based on available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position. Additionally, as discussed above in Note 1 to our consolidated financial statements, as of February 2018, we no longer operate under the Plan approved in connection with the resolution of the chapter 11 cases involving Syms and its subsidiaries.

NOTE 10 – LOANS PAYABLE AND SECURED LINE OF CREDIT

Loans Payable

237 11th Loans

On May 24, 2018, in connection with the acquisition of the 237 11th property, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering, among other things, interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective rate at December 31, 2018 was approximately 6.22%. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee if prepaid after 12 months, and if prepaid prior to such date, subject to a make-whole fee equal to the interest that would have been paid through the balance of the 12-month period.

The collateral for the 237 11th mortgage loan is the fee interest of our subsidiary in the 237 11th property and the collateral for the 237 11th mezzanine loan is our equity interests in the mortgage loan borrower. The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lenders to declare the 237 11th Loans due and payable, among other remedies. As of December 31, 2018, we were in compliance with all covenants in the 237 11th Loans.

77 Greenwich Construction Facility

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company, as lender and administrative agent (the “Lender”). We will draw down proceeds as costs related to the construction are incurred for 77 Greenwich over the next few years for the construction of the new mixed-use building containing approximately 300,000 square feet of gross floor area. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $51.5 million and $32.7 million on the 77 Greenwich Construction Facility at December 31, 2018 and 2017, respectively. As of December 31, 2018, we were in compliance with all covenants of the 77 Greenwich Construction Facility.

The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the lender. The 77 Greenwich Construction Facility will bear interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate on the 77 Greenwich Construction Facility was 10.6% as of December 31, 2018 and 9.81% at December 31, 2017. The 77 Greenwich Construction Facility provides for certain interest payments to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before a completion date that is forty-two (42) months following the closing of the 77 Greenwich Construction Facility, subject to certain exceptions. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements including the Company maintaining liquidity of at least $15.0 million, consisting of cash and qualified lines of credit, and additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. The liquidity requirement will decrease to $10.0 million upon transfer of the school condominium to the SCA which is currently expected to occur in the third quarter of 2019. We also entered into certain completion and other guarantees with the Lender and the SCA in connection with the 77 Greenwich Construction Facility.

On December 22, 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The fair value of the interest rate cap as of December 31, 2018 and December 31, 2017 was approximately $497,000 and $344,000, respectively, and is recorded in prepaid expenses and other assets, net in our consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. At December 31, 2018, the approximate $152,000 increase in value of this instrument had been recorded as interest income and subsequently capitalized to real estate, net.

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

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). $9.1 million was borrowed at closing. The WPB Loan requires interest-only payments and bears interest at 30-day LIBOR plus 230 basis points. The effective rate was 4.8% at December 31 2018 and 3.86% at December 31, 2017. The WPB Loan matures on May 11, 2019, subject to extension until May 11, 2021, under certain circumstances, and can be prepaid at any time, in whole or in part, without premium or penalty. The balance of the WPB Loan was $9.1 million at December 31, 2018 and $3.5 million remains available to be borrowed under the WPB Loan.

The collateral for the WPB Loan is the borrower’s fee interest in the West Palm Beach, Florida property. The WPB Loan requires the borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which would permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of December 31, 2018, we were in compliance with all covenants in the WPB Loan.

On May 11, 2016, we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap on the 30-day LIBOR rate on a notional amount of $9.1 million. The fair value of the interest rate cap was approximately $1,000 and $5,000 as of December 31, 2018 and December 31, 2017, respectively, and is recorded in prepaid expenses and other assets, net in our consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. For both the years ended December 31, 2018 and 2017, we recognized the change in value of approximately $3,000 in interest expense.

Secured Line of Credit

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit secured by this property, which was undrawn, matured. The remaining $9.1 million line of credit, secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and the maturity date extended to February 22, 2019. The $11.0 million line of credit was increased to $12.75 million in December 2018 and the maturity date was extended to February 21, 2020. The line of credit, which previous to December 2018 bore interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, bears interest at 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. This secured line of credit was undrawn as of December 31, 2018.

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable as of December 31, 2018, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal
2019	$9,100
2020	67,800
2021	51,532
128,432
Less: deferred finance costs, net	(5,099)
Total loans payable, net	$123,333

Interest

Consolidated interest (income) expense, net includes the following (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Interest expense	$6,848	$2,488	$2,110
Interest capitalized	(6,848)	(2,488)	(1,929)
Interest income	(212)	(215)	(223)
Interest income, net	$(212)	$(215)	$(42)

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of December 31, 2018 and December 31, 2017, there were 37,161,068 shares and 36,803,218 shares of common stock issued, respectively, and 31,647,284 shares and 31,451,796 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

On February 14, 2017, we issued an aggregate of 3,585,000 shares of common stock in a private placement at a purchase price of $7.50 per share, and received gross proceeds of $26.9 million. On April 5, 2017, we issued an aggregate of 1,884,564 shares of common stock in a rights offering at a purchase price of $7.50 per share and received gross proceeds of $14.1 million (the “Rights Offering”). We have been using the proceeds from the private placement and the Rights Offering for the development of 77 Greenwich, real estate acquisitions and investment opportunities and for working capital.

At-The-Market Equity Offering Program

In December 2016, we entered into an “at-the-market” equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the years ended December 31, 2016 and 2017, we issued 120,299 shares and 2,492 shares, respectively, of our common stock for aggregate gross proceeds of approximately $1.2 million and $23,000, respectively, at a weighted average price of $9.76 and $9.32 per share, respectively. As of December 31, 2018, $10.8 million of common stock remained available for issuance under the ATM Program. The sale agreement with our broker, which expired in accordance with its term on December 31, 2017, was extended by an amendment on June 20, 2018, pursuant to which it will remain in effect until June 30, 2019, subject to extension upon mutual agreement, unless earlier terminated by the parties thereto. We issued no stock through the ATM Program during the year ended December 31, 2018.

Preferred Stock

We are authorized to issue two shares of preferred stock, (one share each of Series A and Series B preferred stock, each of which was automatically redeemed in 2016 and may not be reissued), one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of special stock was issued and sold to Third Avenue, and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

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

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Balance available, beginning of period	541,319	-	614,500	-
Granted to employees	(176,000)	$6.49	(48,600)	$7.34
Granted to non-employee directors	(10,223)	$6.78	(18,938)	$6.88
Deferred under non-employee director’s deferral program	(14,336)	$6.73	(5,643)	$6.88
Balance available, end of period	340,760	-	541,319	-

Restricted Stock Units

We grant RSUs to certain employees and executive officers as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the year ended December 31, 2018, we granted 176,000 RSUs to certain employees. These RSUs vest and settle over various times over a three year period, subject to each employee’s continued employment. Approximately $761,000 in compensation expense related to these shares was amortized during the year ended December 31, 2018, of which approximately $303,000 was capitalized in real estate under development for the year ended December 31, 2018.

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2018, 2017 and 2016 totaled $1.2 million, $1.1 million and $2.8 million, respectively, which is net of $665,000, $1.6 million and $5.0 million, respectively, capitalized as part of real estate under development. Our RSU activity is as follows:

	Year ended December 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	677,734	$6.44	1,621,235	$6.38	1,220,097	$6.65
Granted RSUs	176,000	$6.49	48,600	$7.46	1,289,669	$6.02
Vested	(472,567)	$6.20	(992,101)	$6.45	(888,531)	$6.23
Non-vested at end of period	381,167	$6.39	677,734	$6.44	1,621,235	$6.38

As of December 31, 2018, there was approximately $837,000 of total unrecognized compensation expense related to unvested RSUs which is expected to be recognized through December 2020.

During the year ended December 31, 2018, we issued 347,627 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 162,362 shares to provide for the employees’ withholding tax liability.

Director Deferral Plan

Our Non-Employee Director’s Deferral Program (the “Deferral Program”), as amended in December 2018, allows our non-employee directors to elect to receive the cash portion of their annual compensation in shares of the Company’s common stock, as well as to defer receipt of the portion of their annual board compensation that is paid in equity. Any deferred amounts are paid under the SIP (as is non-employee directors’ annual equity compensation that is not deferred). Compensation deferred under the Deferral Program is reflected by the grant of stock units equal to the number of shares that would have been received absent a deferral election. The stock units, which are fully vested at grant, generally will be settled under the SIP for an equal number of shares of common stock within 10 days after the participant ceases to be a director. In the event that we distribute dividends, each participant shall receive a number of additional stock units (including fractional stock units) equal to the quotient of (i) the aggregate amount of the dividend that the participant would have received had all outstanding stock units been shares of common stock divided by (ii) the closing price of a share of common stock on the date the dividend was issued.

As of December 31, 2018, 19,979 stock units have been granted in respect of deferrals under the Deferral Program.

NOTE 13 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity (the “Property Owner”) for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 4.66% at December 31, 2018 and 3.72% at December 31, 2017.

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31, 2018	December 31, 2017

ASSETS

Real estate, net	$51,802	$53,137
Cash and cash equivalents	201	218
Restricted cash	392	361
Tenant and other receivables, net	39	21
Prepaid expenses and other assets, net	43	71
Intangible assets, net	12,293	12,829
Total assets	$64,770	$66,637

LIABILITIES

Mortgage payable, net	$41,135	$40,963
Accounts payable and accrued expenses	583	608
Total liabilities	41,718	41,571

MEMBERS’ EQUITY

Members’ equity	27,236	27,795
Accumulated deficit	(4,184)	(2,729)
Total members’ equity	23,052	25,066

Total liabilities and members’ equity	$64,770	$66,637

Our investment in unconsolidated joint venture	$11,526	$12,533

The statements of operations for the unconsolidated joint venture for the years ended December 31, 2018 and 2017, and for the period from December 5, 2016 through December 31, 2016 are as follows (dollars in thousands):

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Period From December 5, 2016 to December 31, 2016

Revenues
Rental revenues	$3,442	$3,367	$238
Other income	5	5	-

Total revenues	3,447	3,372	238

Operating Expenses
Property operating expenses	1,033	944	107
Real estate taxes	45	47	3
General and administrative	7	26	419
Amortization	536	1,533	112
Depreciation	1,318	1,310	93

Total operating expenses	2,939	3,860	734

Operating income (loss)	508	(488)	(496)

Interest expense, net	1,791	1,452	106
Interest expense -amortization of deferred finance costs	172	173	14

Net loss	$(1,455)	$(2,113)	$(616)

Our equity in net loss from unconsolidated joint venture	$(728)	$(1,057)	$(308)

NOTE 14 – QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects quarterly condensed consolidated statements of operations for the periods indicated (dollars in thousands, except per share amounts):

	For the Year Ended December 31, 2018
	January 1, 2018 to March 31, 2018	April 1, 2018 to June 30, 2018	July 1, 2018 to September 30, 2018	October 1, 2018 to December 31, 2018

Total revenues	$397	$673	$1,298	$1,347

Total operating expenses	1,868	2,441	3,376	3,113

Operating loss	(1,471)	(1,768)	(2,078)	(1,766)

Equity in net loss from unconsolidated joint venture	(117)	(139)	(236)	(236)
Interest income, net	53	93	36	30

Loss before tax expense	(1,535)	(1,814)	(2,278)	(1,972)

Tax expense	(23)	(27)	(26)	(214)

Net loss attributable to common stockholders	$(1,558)	$(1,841)	$(2,304)	$(2,186)

Loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.07)	$(0.07)

Weighted average number of common shares - basic and diluted	31,531	31,612	31,639	31,647

	For the Year Ended December 31, 2017
	January 1, 2017 to March 31, 2017	April 1, 2017 to June 30, 2017	July 1, 2017 to September 30, 2017	October 1, 2017 to December 31, 2017

Total revenues	$460	$495	$507	$400

Total operating expenses	1,727	1,806	5,359	2,056

Operating loss	(1,267)	(1,311)	(4,852)	(1,656)

Equity in net loss from unconsolidated joint venture	(271)	(237)	(296)	(253)
Interest (expense) income, net	(68)	(41)	20	304
Interest (expense) income - amortization of deferred finance costs	(82)	(118)	(145)	345
Reduction of claims liability	1,043	-	-	-

Loss before gain on sale of real estate and tax (expense) benefit	(645)	(1,707)	(5,273)	(1,260)

Gain on sale of real estate	-	-	3,853	-

Tax (expense) benefit	(36)	(69)	(32)	3,148

Net (loss) income attributable to common stockholders	$(681)	$(1,776)	$(1,452)	$1,888

(Loss) income per share - basic and diluted	$(0.02)	$(0.06)	$(0.05)	$0.06

Weighted average number of common shares - basic and diluted	27,560	31,290	31,446	31,452

NOTE 15 – SUBSEQUENT EVENTS

We have performed subsequent event procedures through the date the consolidated financial statements were available to be issued, and there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(dollars in thousands)

		Initial Cost				Amounts at which Carried at December 31, 2018
Property Description	Encumbrances (1)	Land and Land Improvements	Real Estate Under Development	Building, Building and Tenant Improvements (2)	Cost Capitalized Subsequent to Acquisition	Land	Real Estate Under Development	Building, Building and Tenant Improvements (2)	Total	Accumulated Depreciation	Date of Acquisition (A) / Construction (C)

77 Greenwich, NY	$47,719	$-	$16,634	$-	$114,737	$-	$131,371	$-	$131,371	$-	1990(A)

Brooklyn, New York	66,568	27,939	-	42,177	-	27,939	-	42,177	70,116	968	2018 (A) / 2017(C)

Paramus, NJ	-	-	1,548	-	4,747	-	6,295	-	6,295	-	1980 (A) / 1984(C)

West Palm Beach, FL	9,046	2,452	-	3,707	2,731	2,452	-	6,438	8,890	2,640	2001(A)

	$123,333	$30,391	$18,182	$45,884	$122,215	$30,391	$137,666	$48,615	$216,672	$3,608

(1)	Encumbrances are net of deferred finance costs of approximately $5.1 million.

(2)	Depreciation on buildings and improvements reflected in the consolidated statements of operations and comprehensive loss is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(3)	(a) Reconciliation of Total Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017

Balance at beginning of period	$78,658	$62,527
Additions	138,014	28,522
Sold real estate	-	(10,806)
Write-off of demolished building	-	(1,585)
Balance at end of period	$216,672	$78,658

The aggregate cost of land, real estate under development, building and improvements, before depreciation, for federal income tax purposes at December 31, 2018 and 2017 was $216.7 million (unaudited) and $78.7 million (unaudited), respectively.

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017

Balance at beginning of period	$2,389	$2,143
Depreciation related to real estate	1,219	246
Balance at end of period	$3,608	$2,389

