Form 10-Q
period 2019-03-31
Trinity Place Holdings Inc.
filed 2019-05-08
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.01 Par Value Per Share	TPHS	NYSE American

As of May 8, 2019, there were 31,899,997 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS

Real estate, net	$227,856	$213,064
Cash and cash equivalents	8,884	11,496
Restricted cash	11,498	2,529
Investment in unconsolidated joint venture	11,293	11,526
Receivables, net	3,320	3,413
Deferred rents receivable	567	584
Prepaid expenses and other assets, net	2,644	3,498
Right-of-use asset	2,147	-
Intangible assets, net	10,467	10,652
Total assets	$278,676	$256,762

LIABILITIES

Loans payable, net	$138,659	$123,333
Deferred real estate deposits	60,604	49,247
Accounts payable and accrued expenses	13,394	20,983
Pension liabilities	3,534	3,738
Secured line of credit	3,037	-
Lease liability	2,315	-
Total liabilities	221,543	197,301

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 37,490,385 and 37,161,068 shares issued at March 31, 2019 and December 31, 2018, respectively; 31,842,576 and 31,647,284 shares outstanding at March 31, 2019 and December 31, 2018, respectively	375	372
Additional paid-in capital	133,163	132,831
Treasury stock (5,647,809 and 5,513,784 shares at March 31, 2019 and December 31, 2018, respectively)	(55,324)	(54,758)
Accumulated other comprehensive loss	(5,051)	(3,518)
Accumulated deficit	(16,030)	(15,466)

Total stockholders' equity	57,133	59,461

Total liabilities and stockholders' equity	$278,676	$256,762

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Revenues
Rental revenues	$1,293	$397

Total revenues	1,293	397

Operating Expenses
Property operating expenses	680	187
Real estate taxes	84	78
General and administrative	1,313	1,424
Pension related costs	183	50
Transaction related costs	25	-
Depreciation and amortization	940	129

Total operating expenses	3,225	1,868

Operating loss	(1,932)	(1,471)

Equity in net loss from unconsolidated joint venture	(221)	(117)
Interest income, net	21	53

Loss before tax expense	(2,132)	(1,535)

Tax expense	(81)	(23)

Net loss attributable to common stockholders	$(2,213)	$(1,558)

Loss per share - basic and diluted	$(0.07)	$(0.05)

Weighted average number of common shares - basic and diluted	31,796	31,531

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2017 (audited)	36,803	$368	$130,897	(5,351)	$(53,666)	$(7,577)	$(2,732)	$67,290

Net loss attributable to common stockholders	-	-	-	-	-	(1,558)	-	(1,558)
Settlement of stock awards	182	2	-	(79)	(543)	-	-	(541)
Stock-based compensation expense	-	-	538	-	-	-	-	538

Balance as of March 31, 2018 (unaudited)	36,985	$370	$131,435	(5,430)	$(54,209)	$(9,135)	$(2,732)	$65,729

Balance as of December 31, 2018 (audited)	37,161	$372	$132,831	(5,514)	$(54,758)	$(15,466)	$(3,518)	$59,461

Net loss attributable to common stockholders	-	-	-	-	-	(2,213)	-	(2,213)
Settlement of stock awards	329	3	-	(134)	(566)	-	-	(563)
Unrealized loss on pension liability	-	-	-	-	-	1,649	(1,533)	116
Stock-based compensation expense	-	-	332	-	-	-	-	332

Balance as of March 31, 2019 (unaudited)	37,490	$375	$133,163	(5,648)	$(55,324)	$(16,030)	$(5,051)	$57,133

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(2,213)	$(1,558)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	940	129
Stock-based compensation expense	212	349
Deferred rents receivable	17	8
Equity in net loss from unconsolidated joint venture	221	117
Distribution from unconsolidated joint venture	12	72
Other non-cash adjustments - pension expense	116	-
Decrease (Increase) in operating assets:
Receivables, net	93	106
Prepaid expenses and other assets, net	441	(132)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	47	(1,787)
Pension liabilities	(204)	(204)
Net cash used in operating activities	(318)	(2,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(21,890)	(11,110)
Deferred real estate deposits	11,357	20,580
Net cash (used in) provided by investing activities	(10,533)	9,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	14,760	4,915
Proceeds from secured line of credit	3,037	-
Payment of finance costs	(26)	(192)
Settlement of stock awards	(563)	(541)
Net cash provided by financing activities	17,208	4,182

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	6,357	10,752
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	14,025	24,189
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$20,382	$34,941

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$11,496	$15,273
RESTRICTED CASH, BEGINNING OF PERIOD	2,529	8,916
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$14,025	$24,189

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,884	$24,806
RESTRICTED CASH, END OF PERIOD	11,498	10,135
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$20,382	$34,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,568	$623
Taxes	$105	$43

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$9,106	$8,502
Capitalized amortization of deferred financing costs and lease commissions	$715	$495
Capitalized stock-based compensation expense	$120	$189
Right of use asset	$2,147	$-
Lease liabilities	$(2,315)	$-

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Note 1 – Business

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our business is primarily to acquire, invest in, own, manage, develop or redevelop and sell real estate assets and/or real estate related securities. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located at 237 11th Street, Brooklyn, New York (“237 11th”), acquired in May 2018, and, through a joint venture, a 50% interest in a newly built 95-unit multi-family property, known as The Berkley, located at 223 North 8th Street, Brooklyn, New York, as well as a retail strip center located in West Palm Beach, Florida, and a property occupied by a retail tenant in Paramus, New Jersey. We continue to evaluate new investment opportunities.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. We also had approximately $220.3 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2019, which can be used to reduce our future taxable income and capital gains.

Trinity is the successor to Syms, which also owned Filene’s Basement. Syms and its subsidiaries filed for relief under the United States Bankruptcy Code in 2011. In September 2012, the Syms Plan of Reorganization (the “Plan”) became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation. We completed our final remaining payment and reserve obligation under the Plan in March 2016.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with our December 31, 2018 audited consolidated financial statements, as previously filed with the SEC in our 2018 Annual Report on Form 10-K (the “2018 Annual Report”), and other public information.

a.	Principles of Consolidation - The condensed consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint venture is included in our condensed consolidated statements of operations (see Note 12 – Investment in Unconsolidated Joint Venture for further information). All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2019, we did not have any interests in VIEs.

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

b.	Investment in Unconsolidated Joint Venture - We account for our investment in an unconsolidated joint venture, The Berkley, under the equity method of accounting (see Note 12 - Investment in Unconsolidated Joint Venture for further information). We also assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint ventures' projected cash flows. We do not believe that the value of our equity investment was impaired at either March 31, 2019 or December 31, 2018.

c.	Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally insured limits.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives as described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years
Tax abatement	15 - 25 years

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during the three months ended March 31, 2019 or March 31, 2018.

i.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

j.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

k.	Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 5 - Loans Payable and Secured Line of Credit for further information) and tenant related security deposits.

l.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, we have elected to combine the lease and non-lease components in accordance with ASC 872 when reporting revenue. Lease revenues and reimbursement of real estate taxes, insurance and other operating expenses are presented in the condensed consolidated statements of operations as “rental revenues”. Also, these reimbursements are recognized as revenue in the period the expenses are incurred. We make estimates of the collectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. For the three months ended March 31, 2019 and 2018, total revenues consisted of the following (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Rental revenues	$1,154	$281
Tenant reimbursements	139	116

Total revenues	$1,293	$397

m.	Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 11 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” which provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

n.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both March 31, 2019 and December 31, 2018, we had determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2019, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “TCJA”). The TCJA modified several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. See Note 9 – Income Taxes for additional detail on our accounting for income taxes, including additional discussion on the enactment of the TCJA.

We are subject to certain federal, state and local income and franchise taxes.

o.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable under restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the periods presented.

p.	Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable in the condensed consolidated balance sheets for mortgage financings and had a balance of $4.5 million and $5.1 million at March 31, 2019 and December 31, 2018, respectively. Costs for our secured line of credit are included in prepaid expenses and other assets, net and had a balance of $72,000 and $77,000 at March 31, 2019 and December 31, 2018, respectively. These costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

q.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized to depreciation and amortization on a straight-line basis over the related lease term.

r.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in capital in stockholders’ equity.

s.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. For the three months ended March 31, 2018, “rental revenues” and “tenant reimbursements” of $281,000 and $116,000, respectively, were combined into rental revenues on our condensed consolidated statements of operations in accordance with ASC Topic 205, Presentation of Financial Statements.

Accounting Standards Updates

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities”. The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standard will also enhance the presentation of hedge results in the financial statements. The adoption of this guidance, effective January 1, 2019, did not have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and direct financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. We have no sales-type leases. As lessee, we are party to an office lease with a present value of future payment obligations of $2.4 million (see Note 8 - Commitments), and as such we recorded right-of-use assets and corresponding lease liabilities upon the adoption of ASU 2016-02 on January 1, 2019 in this amount. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have elected this optional transition method. As lessor, for reporting revenue, we have elected to combine the lease and non-lease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842. Also, we have elected the ‘package or practical expedients’ approach which allows us not to reassess our previous conclusions about lease identification, lease clarification and initial direct costs.

Note 3 – Real Estate, Net

As of March 31, 2019 and December 31, 2018, real estate, net, includes the following (in thousands):

	March 31, 2019	December 31, 2018

Real estate under development	$152,896	$137,666
Building and building improvements	47,187	47,190
Tenant improvements	761	731
Furniture and fixtures	694	694
Land and land improvements	30,391	30,391
	231,929	216,672
Less: accumulated depreciation	4,073	3,608
	$227,856	$213,064

Real estate under development as of March 31, 2019 and December 31, 2018 included 77 Greenwich and the Paramus, New Jersey property. Building and building improvements, tenant improvements and land and land improvements included the West Palm Beach, Florida property and the 237 11th property, and furniture and fixtures included the 237 11th property.

Depreciation expense amounted to approximately $465,000 and $62,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.

In May 2018, we closed on the acquisition of 237 11th, a newly built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million.  The acquisition was funded through acquisition financing and cash on hand.  Due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. Management expects to recover the cost to repair the property (or some portion thereof) through the litigation and insurance claim, although the insurance provider has not yet made the claim determination and the damages that may be recoverable in litigation are uncertain at this early stage in the litigation. Until the litigation and insurance claims are resolved, there may be significant cash outflows for repairs and remediation costs. Management continues to pro-actively manage the leasing at the property. The residential portion of the property remains approximately 76.2% leased at March 31, 2019 and there are limited near term lease expirations.

We allocate the purchase price of real estate to land and land improvements and building and building improvements (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above-market and below-market leases, real estate tax abatements and origination costs associated with the in-place leases. We depreciate the amount allocated to building and building improvements (inclusive of tenant improvements) over their estimated useful lives, which generally range from one year to 27.5 years. We amortize the amount allocated to values associated with real estate tax abatement over the estimated period of benefit which is 15 years for 237 11th. We amortize the amount allocated to the above-market and below-market leases over the remaining term of the associated lease, which generally range from one to two years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally range from one to two years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Through a wholly-owned subsidiary, we entered into an agreement with the New York City School Construction Authority (the "SCA"), whereby we will construct a school that will be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and will continue through September 2019. As of March 31, 2019, we have received an aggregate of $31.3 million of payments from the SCA, including the construction supervision fee. We have also received an aggregate of $29.4 million in reimbursable construction costs from the SCA through March 31, 2019. The payments and reimbursements have been rewarded as deferred real estate deposits on the condensed consolidated balance sheets. Upon Substantial Completion, as defined in our agreement with the SCA, the SCA will close on the purchase of the school condominium unit from us, at which point title will transfer to the SCA. Under the agreement, we are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, 77 Greenwich has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school.

The ultimate sale of the school condominium unit will be recognized when control of the asset is transferred to the buyer. This generally will include transfer of title to the school condominium. As payments from the SCA are received, the amounts will be recorded on the balance sheets as deferred real estate deposits until sales criteria are satisfied in accordance with ASU No. 2017-05, “Other Income-Gains and Losses from the De-recognition of Nonfinancial Assets (Subtopic 610-20),” which added guidance for partial sales of nonfinancial assets, including partial sales of real estate, eliminated rules specifically addressing sales of real estate, removed exceptions to the financial asset derecognition model, and clarified the accounting for contributions of non-financial assets to joint ventures.

The residential condominium units and construction of a new handicapped accessible subway entrance are currently scheduled to be completed by the end of 2020.

Note 4 – Prepaid Expenses and Other Assets, Net

As of March 31, 2019 and December 31, 2018, prepaid expenses and other assets, net, include the following (in thousands):

	March 31, 2019	December 31, 2018

Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	1,050	1,616
Lease commissions	1,428	1,309
Other	2,075	2,052
	6,643	7,067
Less: accumulated amortization	3,999	3,569
	$2,644	$3,498

Note 5 – Loans Payable and Secured Line of Credit

Loans Payable

237 11th Loans

In May 2018, in connection with the acquisition of the 237 11th property, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective interest rate at March 31, 2019 and December 31, 2018 was approximately 6.21% and 6.22%, respectively. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee if prepaid after 12 months, and if prepaid prior to such date, subject to a make-whole fee equal to the interest that would have been paid through the balance of the 12-month period.

The collateral for the 237 11th mortgage loan is the fee interest of our subsidiary in the 237 11th property and the collateral for the 237 11th mezzanine loan is our equity interests in the mortgage loan borrower. The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lenders to declare the 237 11th Loans due and payable, among other remedies. As of March 31, 2019, we were in compliance with all covenants in the 237 11th Loans.

77 Greenwich Construction Facility

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “Lender”). We will draw down proceeds as costs related to the construction are incurred for 77 Greenwich over the next few years for the construction of the new mixed-use building containing approximately 300,000 square feet of gross floor area. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $66.3 million and $51.5 million on the 77 Greenwich Construction Facility at March 31, 2019 and December 31, 2018, respectively, of which at March 31, 2019, $7.0 million is collateralizing letters of credit securing our obligation with the New York City MTA to build the subway entrance. As of March 31, 2019, we were in compliance with all covenants of the 77 Greenwich Construction Facility.

The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the Lender. The 77 Greenwich Construction Facility will bear interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate at March 31, 2019 and December 31, 2018 was 10.74% and 10.60%, respectively. The 77 Greenwich Construction Facility provides for certain interest payments to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before a completion date that is forty-two (42) months following the closing of the 77 Greenwich Construction Facility, subject to certain exceptions. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements including the Company maintaining liquidity of at least $15.0 million, consisting of cash and qualified lines of credit, and additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. The liquidity requirement will decrease to $10.0 million upon transfer of the school condominium to the SCA which is currently expected to occur in the third quarter of 2019. We also entered into certain completion and other guarantees with the Lender and the SCA in connection with the 77 Greenwich Construction Facility.

On December 22, 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The fair value of the interest rate cap as of March 31, 2019 and December 31, 2018 was approximately $145,000 and $497,000, respectively, and is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the three months ended March 31, 2019, the approximate $352,000 change in value of this instrument had been recorded as interest income and subsequently capitalized to real estate, net.

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). $9.1 million was borrowed at closing. The WPB Loan requires interest-only payments and bears interest at 30-day LIBOR plus 230 basis points. The effective interest rate was 4.79% as of March 31, 2019 and 4.80% as of December 31, 2018. The balance of the WPB Loan was $9.1 million at March 31, 2019 and December 31, 2018, and $3.5 million remains available to be borrowed under the WPB Loan at March 31, 2019. The WPB Loan, which was scheduled to mature on May 11, 2019, is subject to extension until May 11, 2021 under certain circumstances, and can be prepaid at any time, in whole or in part, without premium or penalty. We extended the maturity date of the WPB Loan for one year and it now matures on May 11, 2020.

The collateral for the WPB Loan is the borrower’s fee interest in the West Palm Beach, Florida property. The WPB Loan requires the borrower to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which would permit the WPB Lender to declare the WPB Loan due and payable, among other remedies. As of March 31, 2019, we were in compliance with all covenants in the WPB Loan.

On May 11, 2016, we entered into an interest rate cap agreement as required under the WPB Loan. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of $14,000 for the 3.0% interest rate cap on the 30-day LIBOR rate on a notional amount of $9.1 million. The fair value of the interest rate cap was approximately $1,000 as of March 31, 2019 and December 31, 2018, and is recorded in prepaid expenses and other assets, net in our condensed consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense.

Secured Line of Credit

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit secured by this property, which was undrawn, matured. The remaining $9.1 million line of credit, secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and the maturity date extended to February 22, 2019. The line of credit was further increased to $12.75 million in December 2018 and the maturity date was extended to February 21, 2020. The line of credit, which prior to December 2018 bore interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, now bears interest at 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. This secured line of credit had a balance of $3.0 million and an effective interest rate of 4.49% as of March 31, 2019. As of December 31, 2018 the line of credit was undrawn.

Interest

Consolidated interest income, net includes the following (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Interest expense	$3,061	$785
Interest capitalized	(3,061)	(785)
Interest income	(21)	(53)
Interest income, net	$(21)	$(53)

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

The fair values of cash and cash equivalents, receivables, net, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the loans payable and secured line of credit approximated their carrying value as they are variable-rate instruments.

Note 7 – Pension Plans

Defined Benefit Pension Plan

Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of both March 31, 2019 and December 31, 2018, we had a recorded liability of $2.8 million, which is included in pension liabilities on the accompanying condensed consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We had contemplated other courses of action, including a distress termination, whereby the Pension Benefits Guaranty Corporation (“PBGC”) would take over the plan. On February 27, 2012, Syms notified the PBGC and other affected parties of its consideration to terminate the plan in a distress termination. However, the estimated total cost associated with a distress termination was approximately $15 million. As a result of the cost savings associated with the standard termination approach, Syms elected not to terminate the plan in a distress termination and formally notified the PBGC of this decision. We will maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; provided, however, that we may terminate the Syms pension plan at any time. In the event that we terminate the Syms pension plan, we intend that any such termination shall be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and have made no commitment to do so by a certain date. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.5 million to the Syms sponsored plan from September 17, 2012 through March 31, 2019. No amounts were funded to the Syms sponsored plan during either of the three months ended March 31, 2019 and March 31, 2018. Historically, we have funded this plan in the third quarter of the calendar year.

Multiemployer Pension Plans

Certain employees covered by collective bargaining agreements participated in multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. Consequently, we are subject to the payment of a withdrawal liability to one of these pension funds. We have a liability of approximately $718,000 and $922,000 which is included in pension liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, related to this plan. We are required to make quarterly distributions in the amount of approximately $203,000 until this liability is completely paid to the multiemployer plan by the end of the first quarter of 2020. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.2 million to the multiemployer plans from September 17, 2012 through March 31, 2019, of which $203,000 was funded to the multiemployer plan during each of the three month periods ended March 31, 2019 and March 31, 2018.

Note 8 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $110,000 for the three months ended March 31, 2019. The remaining lease obligation for our corporate office is approximately $2.7 million.

b.	Legal Proceedings - In the normal course of business, we are party to routine legal proceedings. Based on available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position. Additionally, as discussed above in Note 1 to our condensed consolidated financial statements, as of February 2018, we no longer operate under the Plan approved in connection with the resolution of the chapter 11 cases involving Syms and its subsidiaries.

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

Other significant provisions that are not yet effective but may impact income taxes in future years include, but are not limited to, an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income and a limitation of net operating losses arising in tax years beginning after December 31, 2017 to 80% of taxable income.

Other

At March 31, 2019, we had federal NOLs of approximately $220.3 million. These NOLs will expire in years through fiscal 2037. At March 31, 2019, we also had state NOLs of approximately $82.8 million. These NOLs expire in years through 2037. We also had the New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $22.0 million and $16.4 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $62.7 million and $62.1 million as of March 31, 2019 and December 31, 2018, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in equity.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of March 31, 2019 and December 31, 2018, there were 37,490,385 shares and 37,161,068 shares of common stock issued, respectively, and 31,842,576 shares and 31,647,284 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the years ended December 31, 2016 and 2017, we issued 120,299 shares and 2,492 shares, respectively, of our common stock for aggregate gross proceeds of approximately $1.2 million and $23,000, respectively, at a weighted average price of $9.76 and $9.32 per share, respectively. As of March 31, 2019, $10.8 million of common stock remained available for issuance under the ATM Program. The sale agreement with our broker, which expired in accordance with its term on December 31, 2017, was extended by an amendment on June 20, 2018, pursuant to which it will remain in effect until June 30, 2019, subject to extension upon mutual agreement, unless earlier terminated by the parties thereto. We issued no stock through the ATM Program during the three months ended March 31, 2019.

Preferred Stock

We are authorized to issue two shares of preferred stock (one share each of Series A and Series B preferred stock, each of which was automatically redeemed in 2016 and may not be reissued), one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of special stock was issued and sold to Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

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

	Three Months Ended March 31, 2019		Year Ended December 31, 2018
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Balance available, beginning of period	340,760	-	541,319	-
Granted to employees	(237,000)	$4.30	(176,000)	$6.49
Granted to non-employee directors	-	-	(10,223)	$6.78
Deferred under non-employee director's deferral program	-	-	(14,336)	$6.73
Balance available, end of period	103,760	-	340,760	-

Restricted Stock Units

We grant RSUs to certain employees and executive officers as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the three months ended March 31, 2019, we granted 237,000 RSUs to certain employees. These RSUs vest and settle over various times over a two or three year period, subject to each employee’s continued employment. Approximately $169,000 in compensation expense related to these shares was amortized during the three months ended March 31, 2019, of which approximately $63,000 was capitalized into real estate under development.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations during the three months ended March 31, 2019 and March 31, 2018 totaled $215,000 and $351,000, respectively, which is net of $120,000 and $189,000 capitalized as part of real estate under development, respectively.

Our RSU activity was as follows:

	Three Months Ended March 31, 2019		Year ended December 31, 2018
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	381,167	$6.39	677,734	$6.44
Granted RSUs	237,000	$4.30	176,000	$6.49
Vested	(76,500)	$7.05	(472,567)	$6.20
Non-vested at end of period	541,667	$5.39	381,167	$6.39

As of March 31, 2019, there was approximately $1.5 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2020.

During the three months ended March 31, 2019, we issued 329,317 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 134,025 shares to provide for the employees’ withholding tax liabilities.

Director Deferral Program

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

As of March 31, 2019, a total of 19,979 stock units have been deferred under the Deferral Program.

Note 12 – Investment in Unconsolidated Joint Venture

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley, encompassing approximately 99,000 gross square feet.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 4.65% at March 31, 2019 and 4.66% at December 31, 2018.

This joint venture is a voting interest entity. As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS

Real estate, net	$51,471	$51,802
Cash and cash equivalents	209	201
Restricted cash	429	392
Tenant and other receivables, net	24	39
Prepaid expenses and other assets, net	41	43
Intangible assets, net	12,159	12,293
Total assets	$64,333	$64,770

LIABILITIES

Mortgage payable, net	$41,178	$41,135
Accounts payable and accrued expenses	568	583
Total liabilities	41,746	41,718

MEMBERS' EQUITY

Members' equity	27,214	27,236
Accumulated deficit	(4,627)	(4,184)
Total members' equity	22,587	23,052

Total liabilities and members' equity	$64,333	$64,770

Our investment in unconsolidated joint venture	$11,293	$11,526

The statements of operations for the unconsolidated joint venture for the three months ended March 31, 2019 and March 31, 2018 are as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)

Revenues
Rental revenues	$836	$909

Total revenues	836	909

Operating Expenses
Property operating expenses	263	239
Real estate taxes	11	11
General and administrative	2	3
Amortization	134	134
Depreciation	330	328

Total operating expenses	740	715

Operating income	96	194

Interest expense, net	496	386
Interest expense -amortization of deferred finance costs	43	43

Net loss	$(443)	$(235)

Our equity in net loss from unconsolidated joint venture	$(221)	$(117)

Note 13 – Subsequent Events

On May 7, 2019, we extended the maturity date of the WPB Loan to May 11, 2020 pursuant to our first extension option. We simultaneously drew down approximately $514,000 of the $3.5 million available commitment primarily as reimbursement for leasing related capital spent at the property over the past three years.

In April 2019, we signed a 1,200 square foot lease with Hear Again, LLC at our West Palm Beach property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through a joint venture, a 50% interest in a newly built 95-unit multi-family property, known as The Berkley, also located in Brooklyn, New York, as well as a retail strip center located in West Palm Beach, Florida, and a property occupied by a retail tenant in Paramus, New Jersey. See Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $220.3 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2019, which can be used to reduce our future taxable income and capital gains.

We continue to evaluate new investment opportunities. Recently we have focused on newly constructed multifamily properties in New York City. We consider investment opportunities involving other types of properties and real estate related asset as well, including repurchases of our common stock, taking into account our cash position, liquidity requirements, and our ability to raise capital to finance our growth. In addition, we may selectively consider potential acquisition, joint venture and disposition opportunities.

Properties

Below is certain information regarding our real estate properties as of March 31, 2019:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at March 31, 2019

Owned Locations

New York, New York (77 Greenwich) (1)	Property under development	-	-	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	100.0%

West Palm Beach, Florida (3)	Retail	112,000	-	89.2%

237 11th Street, Brooklyn, New York (4)	Multi-family	80,000	105	76.2%

Total Owned Square Feet		269,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50% (5)	Multi-family	65,000	95	100.0%

Grand Total Square Feet		334,000

(1)       77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. The school project has obtained city council and mayoral approval. Environmental remediation and demolition was completed in the third quarter of 2017, and excavation and foundation work was completed in September 2018. Superstructure work is in process and as of May 8, 2019, 35 floors have been constructed. The attorney general’s office approved our condominium offering plan in April 2019. In December 2017, we closed on a $189.5 million construction facility. We draw down proceeds under the construction facility as costs related to the construction are incurred, with an aggregate of $66.3 million having been drawn as of March 31, 2019. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and contributions by the New York City School Construction Authority (the “SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information).

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we will construct a school that will be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million payable to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and will continue through September 2019, with an aggregate of $31.3 million having been paid to us as of March 31, 2019. We have also received an aggregate of $29.4 million in reimbursable construction costs from the SCA through March 31, 2019. Upon Substantial Completion, as defined in our agreement with the SCA, the SCA will close on the purchase of the school condominium unit from us, at which point title will transfer to the SCA. Under the agreement, we are required to substantially complete construction of the school by September 6, 2023. To secure our obligations, 77 Greenwich has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school.

The residential condominium units and construction of the new handicapped accessible subway entrance are currently scheduled to be completed by the end of 2020. We anticipate marketing of residential units for sale commencing in spring 2019.

(2)      Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016, when the tenant vacated the property. Subsequently, we entered into a license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon two months notice, and which has been extended to March 31, 2020. The outparcel building is leased to a tenant who has been in the space since 1996 and whose lease expires on March 31, 2022. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

We entered into an option agreement with Carmax (NYSE:KMX) in May 2016, pursuant to which Carmax could elect to lease the property from us on agreed upon terms, and pursuant to which, beginning in May 2018, Carmax was paying us approximately $56,000 per month for up to 12 months, and up to $106,000 thereafter, net of any payments we were to receive from our tenants, for up to an additional 12 months, until un-appealable town approvals were received. The option agreement was terminated in October 2018.

(3)       West Palm Beach Property. The West Palm Beach property consists of a one-story neighborhood retail strip center that is comprised of approximately 112,000 square feet of rentable area, which includes three outparcel locations with approximately 11,000 combined square feet. The land area of the West Palm Beach property consists of approximately 515,000 square feet, or approximately 11.8 acres. Our redevelopment and repositioning of the center is complete. We will incur additional lease-up costs as the current vacancies are filled. Our four largest tenants are Walmart Marketplace, Advance Health Care, a Florida State Agency and Tire Kingdom, and lease 67,800 square feet in aggregate. The property is approximately 89.2% leased at March 31, 2019, and approximately 57.4% of the square footage leased is leased by investment grade tenants. We are actively seeking to lease the remaining space.

(4)       237 11th. On May 24, 2018, we closed on the acquisition of a newly built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, a portion of which is leased to Starbucks Inc. (NQGS:SBUX). Leasing began in August 2017 and the residential portion of the property was approximately 63% leased at closing and approximately 76.2% leased at March 31, 2019. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year 421a real estate tax exemption.

Due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. Management expects to recover the cost to repair the property (or some portion thereof) through the litigation and insurance claim, although the insurance provider has not yet made the claim determination and the damages that may be recoverable in litigation are uncertain at this early stage in the litigation. Until the litigation and insurance claims are resolved, there may be significant cash outflows for repairs and remediation costs. Management continues to pro-actively manage the leasing at the property. The residential portion of the property remains approximately 76.2% leased at March 31, 2019 and there are limited near term lease expirations.

(5)       223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421a real estate tax exemption. The property is 100% leased at March 31, 2019

Lease Expirations

The following chart shows the tenancy, by year of lease expiration, of our retail properties for all tenants in place as of March 31, 2019, excluding the license agreement with Restoration Hardware, a substantial majority of which are at the West Palm Beach location (dollars in thousands):

	Number of Tenants	Leased Square Feet by Year of Expiration	Annualized Rent in Year of Expiration (A)

2020	7	11,288	221
2021	3	8,263	143
2022	3	6,460	183
2023	2	3,820	78
2024	-	-	-
Thereafter	7	74,407	1,507
	22	104,238	$2,132

(A)	This is calculated by multiplying the rent in the final month of the lease by 12.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our condensed consolidated financial statements for further information). Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2018 Annual Report on Form 10-K (the “2018 Annual Report”) for the year ended December 31, 2018.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2019 and March 31, 2018 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2018 Annual Report.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Total revenues increased by approximately $896,000 to $1.3 million for the three months ended March 31, 2019 from $397,000 for the three months ended March 31, 2018. The increase in rental revenues was mainly attributable to the 237 11th acquisition in May 2018, as a result of which rent increased by approximately $873,000 to $1.2 million for the three months ended March 31, 2019 from $281,000 and tenant reimbursements increased by $23,000 to $139,000 for the three months ended March 31, 2019 from $116,000 for the three months ended March 31, 2018.

Property operating expenses increased by approximately $493,000 to $680,000 for the three months ended March 31, 2019 from $187,000 for the three months ended March 31, 2018. These amounts consisted primarily of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance at the 237 11th property, which was acquired in May 2018, and the West Palm Beach, Florida property. The increase in property operating expenses was primarily due to expenses associated with the 237 11th property.

Real estate tax expense increased by $6,000 to $84,000 for the three months ended March 31, 2019 from $78,000 for the three months ended March 31, 2018. This slight increase was due to the 237 11th property, which was acquired in May 2018.

General and administrative expenses decreased by approximately $111,000 to $1.3 million for the three months ended March 31, 2019 from $1.4 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, approximately $215,000 related to stock-based compensation, $656,000 related to payroll and payroll related expenses, $254,000 related to other corporate expenses, including board fees, corporate office rent and insurance, and $188,000 related to legal, accounting and other professional fees. For the three months ended March 31, 2018, approximately $351,000 related to stock-based compensation, $617,000 related to payroll and payroll related expenses, $280,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $176,000 related to legal, accounting and other professional fees.

Pension related costs increased by $133,000 to $183,000 for the three months ended March 31, 2019 from $50,000 for the three months ended March 31, 2018. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plans to our condensed consolidated financial statements for further information).

Transaction related costs increased by $25,000 to $25,000 for the three months ended March 31, 2019 from zero for the three months ended March 31, 2018. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense increased by approximately $811,000 to $940,000 for the three months ended March 31, 2019 from approximately $129,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019, depreciation and amortization expense consisted of depreciation in respect of the 237 11th property and the West Palm Beach, Florida property of approximately $443,000 and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $497,000. For the three months ended March 31, 2018, approximately $62,000 related to depreciation for the West Palm Beach, Florida property and approximately $67,000 related to the amortization of trademarks, lease commissions and other assets. The increase in depreciation and amortization expense for the three months ended March 31, 2019 compared to March 31, 2018 was primarily due to the depreciation in respect of the 237 11th property, which was acquired in May 2018.

Operating loss increased by approximately $461,000 to $1.9 million for the three months ended March 31, 2019 from $1.5 million for the three months ended March 31, 2018 as a result of the changes in revenues and operating expenses as described above.

Equity in net loss from unconsolidated joint venture increased by approximately $104,000 to $221,000 for the three months ended March 31, 2019 compared to approximately $117,000 for the three months ended March 31, 2018 primarily due to higher interest expense and lower operating income. This represents our 50% share in The Berkley that we acquired in 2016. For the three months ended March 31, 2019, our share of the loss is primarily comprised of operating income before depreciation of $280,000 offset by depreciation and amortization of $254,000 and interest expense of $247,000. For the three months ended March 31, 2018, our share of the loss is primarily comprised of operating income before depreciation of $329,000 million offset by depreciation and amortization of $253,000 and interest expense of $193,000.

Interest income, net decreased by $32,000 to $21,000 for the three months ended March 31, 2019 from approximately $53,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019, there was approximately $3.1 million of gross interest expense incurred, all of which was capitalized, and $21,000 of interest income. For the three months ended March 31, 2018, there was approximately $785,000 of gross interest expense incurred, all of which was capitalized, and $53,000 of interest income.

We recorded approximately $81,000 in tax expense for the three months ended March 31, 2019 compared to approximately $23,000 tax expense for the three months ended March 31, 2018.

Net loss attributable to common stockholders increased by approximately $655,000 to $2.2 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018 as a result of the changes discussed above.

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

As of March 31, 2019, we had total cash of $20.4 million, of which approximately $8.9 million was cash and cash equivalents and approximately $11.5 million was restricted cash. As of December 31, 2018, we had total cash of $14.0 million, of which approximately $11.5 million was cash and cash equivalents and approximately $2.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information) and tenant related security deposits. In addition, cash and cash equivalents includes cash which, together with availability under our line of credit, is required to be maintained to meet certain liquidity requirements under our 77 Greenwich Construction Facility, described below. This liquidity requirement, inclusive of cash and line of credit availability, is currently $15.0 million as of May 8, 2019, and will decrease over time as construction progresses.

The increase in total cash during the period from January 1, 2019 to March 31, 2019 was primarily the result of the cash necessary to collateralize the letters of credit required in connection with the 77 Greenwich construction as well as the total draw on our secured line of credit of $3.0 million.

In May 2018, in connection with the acquisition of the 237 11th property, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for our environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective interest rate at March 31, 2019 was approximately 6.21%. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee if prepaid after 12 months, and if prepaid prior to such date, subject to a make-whole fee equal to the interest that would have been paid through the balance of the 12-month period.

From time to time, properties that we own, acquire or develop may experience defects or damage due to natural causes, defective workmanship or other reasons.  In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others.  Currently, due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. Management expects to recover the cost to repair the property (or some portion thereof) through the litigation and insurance claim, although the insurance provider has not yet made the claim determination and the damages that may be recoverable in litigation are uncertain at this early stage in the litigation. Until the litigation and insurance claims are resolved, there may be significant cash outflows for repairs and remediation costs. Management continues to pro-actively manage the leasing at the property. The residential portion of the property remains approximately 76% leased at March 31, 2019 and there are limited near term lease expirations.

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “Lender”). We will draw down proceeds as costs related to the construction are incurred for 77 Greenwich over the next few years. In connection with the closing of the 77 Greenwich Construction Facility on December 22, 2017, a portion of the proceeds on the closing date was used to pay in full the outstanding balance, including accrued interest, under our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Facility was $66.3 million at March 31, 2019. The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the Lender. The 77 Greenwich Construction Facility will bear interest at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information). The effective interest rate at March 31, 2019 and December 31, 2018 was 10.74% and 10.60%, respectively. Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit that was secured by this property, which was undrawn, matured. The remaining $9.1 million line of credit, secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and the maturity date extended to February 22, 2019. The line of credit was further increased to $12.75 million in December 2018 and the maturity dated was extended to February 21, 2020. The line of credit, which prior to December 2018 bore interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, now bears interest at 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. As of March 31, 2019 the line of credit had a balance of approximately $3.0 million and an effective interest rate of 4.49%. As of December 31, 2018 the line of credit was undrawn.

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate The Berkley.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkeley Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Berkeley Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Berkeley Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 4.65% at March 31, 2019 and 4.66% at December 31, 2018.

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property, commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank, National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). $9.1 million was borrowed at closing. The WPB Loan requires interest-only payments and bears interest at the 30-day LIBOR plus 230 basis points. The effective rate at March 31, 2019 and December 31, 2018 was 4.79% and 4.80%, respectively. The balance of the WPB Loan was $9.1 million at both March 31, 2019 and December 31, 2018. The WPB Loan, which was scheduled to mature on May 11, 2019, is subject to extension until May 11, 2021 under certain circumstances, and can be prepaid at any time, in whole or in part, without premium or penalty. We extended the maturity date of the WPB Loan for one year and it now matures on May 11, 2020.

We believe our existing balances of cash and cash equivalents, together with proceeds raised from equity issuances, debt issuances, dispositions of properties and/or draws on our $12.75 million line of credit, of which $9.75 million remains available, or the $3.50 million remaining under the WPB Loan, will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months.

Cash Flows

Cash Flows for the three months ended March 31, 2019 Compared to the three months ended March 31, 2018

Net cash used in operating activities decreased by approximately $2.6 million to $318,000 for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. This was mainly due to a decrease in prepaid and other assets, net of approximately $572,000 million and an approximate $1.8 million increase in accounts payable and accrued expenses.

Net cash used in investing activities increased by approximately $20.0 million to $10.5 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of approximately $9.5 million for the three months ended March 31, 2018. This was due to an increase in real estate additions of $10.8 million compared to the three months ended March 31, 2018 as well as lower deferred real estate deposits of $9.2 million compared to the three months ended March 31, 2018

Net cash provided by financing activities increased by approximately $13.0 million to $17.2 million for the three months ended March 31, 2019 compared to approximately $4.2 million for the three months ended March 31, 2018. This increase was due primarily to an increase in borrowings from our loans of $9.8 million as well as borrowings of $3.0 million from our line of credit.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. Federal NOLs at March 31, 2019 were approximately $220.3 million. Pursuant to the TCJA, AMT credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, we had released our valuation allowance of $3.1 million in 2017 which were formerly reserved against our AMT credit carryforwards. We had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with this valuation allowance release. Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $62.7 million was recorded as of March 31, 2019.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our limited operating history;

•	our limited revenues from operations and our reliance on external sources of financing to fund operations in the future;

•	our ability to execute our business plan, including as it relates to the development of our largest asset, 77 Greenwich Street;

•	adverse trends in the Manhattan condominium market;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;

•	competition for new acquisitions;

•	risks associated with acquisitions and investments in owned and leased real estate;

•	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;

•	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;

•	risks associated with joint ventures;

•	our ability to maintain certain state tax benefits with respect to certain of our properties;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;

•	loss of key personnel;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	the failure of our subsidiaries to repay outstanding indebtedness secured by our properties or otherwise;

•	the effects of new tax laws;

•	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;

•	risks associated with current political and economic uncertainty;

•	risks associated with breaches of information technology systems;

•	stock price volatility and other risks associated with a lightly traded stock;

•	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;

•	a declining stock price may make it more difficult to raise capital in the future;

•	the influence of certain significant stockholders;

•	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2018 Annual Report for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in the aforementioned 2018 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Of our long-term debt, which consists of secured financings, the 77 Greenwich Construction Facility bears interest on drawn amounts at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%, the WPB Loan bears interest at 30-day LIBOR plus 230 basis points, the 237 11th Loans bears interest at a blended average rate of 3.72% over the 30-day LIBOR and the line of credit bears interest at 200 basis points over the 30-day LIBOR. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of March 31, 2019, our debt consisted of three variable-rate secured mortgage loans payable, with carrying values of $66.3 million, $9.1 million, and $67.8 million, and a variable-rate secured mortgage line of credit with a balance of approximately $3.0 million, which approximated their fair values at March 31, 2019. Changes in market interest rates on our variable-rate debt impact the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by approximately $1.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by approximately $1.6 million. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure.

As of March 31, 2019, the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 12 – Investment in Unconsolidated Joint Venture to our condensed consolidated financial statements for further information), which approximated its fair value at March 31, 2019. A 100 basis point increase in market interest rates on the loan taken out by the unconsolidated joint venture would result in a decrease in the fair value of the joint ventures’ variable-rate debt by approximately $482,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of the joint ventures’ variable-rate debt by approximately $487,000. These amounts were determined by considering the impact of hypothetical interest rate changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of March 31, 2019, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we are a party to routine legal proceedings. Based on available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position. Additionally, as discussed in Note 1 to our condensed consolidated financial statements, as of February 2018, we no longer operate under the Plan approved in connection with the resolution of the chapter 11 cases involving Syms and its subsidiaries.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors as disclosed in our 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018 (audited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 (unaudited) and the three months ended March 31, 2018 (unaudited), (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2018 (unaudited) and the three months ended March 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 (unaudited) and the three months ended March 31, 2018 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: May 8, 2019	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: May 8, 2019	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)