Form 10-K
period 2019-12-31
Trinity Place Holdings Inc.
filed 2020-03-13
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes ☐ No ☒

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $99,506,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of March 13, 2020, there were 32,292,463 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2020 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

PART I

Item 1.	BUSINESS

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly constructed 95-unit multi-family property known as The Berkley, and a 10% interest in a 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th Street”) acquired in January 2020, also in Brooklyn, New York. In addition we own a property occupied by a retail tenant in Paramus, New Jersey. See Item 2. Properties for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $241.5 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2019, which can be used to reduce our future taxable income and capital gains.

We continue to evaluate new investment opportunities. Recently, we have focused on newly constructed multi-family properties in New York City. We consider investment opportunities involving other types of properties and real estate related assets as well, including repurchases of our common stock, taking into account our cash position, liquidity requirements, and our ability to raise capital to finance our growth.  In addition, we may selectively consider potential acquisition, development and disposition opportunities as well as fee based opportunities.

Business and Growth Strategies

Our primary business objective is to maximize the risk adjusted, time adjusted return on investment in our portfolio properties and new acquisitions and investments across all points of the economic cycle. Our strategies to achieve this objective include the following:

•	Legacy Properties. Continue the development of 77 Greenwich and the redevelopment, repositioning and potential disposition of our legacy retail property in Paramus, New Jersey. As part of our business strategy, we disposed of the West Palm Beach, Florida property in November 2019 for $19.6 million;

•	New Acquisitions and Investments. Identify additional acquisition and investment opportunities, including high-quality, multi-family real estate in New York City and other select submarkets, that is designed to meet the demands of today’s tenants who desire newly constructed and efficiently designed apartment buildings located in close proximity to public transportation, and manage those facilities so as to become the landlord of choice for existing and prospective tenants. We may also identify retail and office properties that present opportunities for us to leverage our redevelopment, development and repositioning expertise. From time to time we may selectively consider opportunistic acquisitions of assets which increase our market share or provide access to new markets, which exhibit an opportunity to improve or preserve returns through repositioning through a combination of capital improvements and shift in marketing strategy, changes in management focus and leasing, as well as assets or interests in assets that offer strong long-term fundamentals, but which may be out of favor in the short term;

•	Joint Ventures. Explore joint venture opportunities with existing property owners in desirable locations, who seek to benefit from our depth of market knowledge and management expertise, and with strategic institutional partners, leveraging our skills as owners and operators; and

•	Capital Structure. Enhance our capital structure through our access to a variety of sources of capital and proactively manage our debt maturities.

Competition

The markets in which our properties are located are inherently competitive. With respect to our operating properties currently located in Brooklyn, New York and Paramus, New Jersey, and any future real estate assets that we acquire, invest in or develop, we will be competing for some of the same tenants, contractors, lenders and potential purchasers or investors with respect to other properties within the same markets, but owned by other investors, many of whom have greater resources than we do.

Competitive factors with respect to 77 Greenwich may have a more material effect on us as it is currently our most significant real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of 77 Greenwich to support the growth of the downtown Manhattan neighborhood as a vibrant 24/7 community to work, live and visit. Several privately funded commercial and residential developments are being constructed or have been proposed and office buildings are being converted to residential use to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact our plan to maximize the value of 77 Greenwich.

In addition, we face competition in identifying and completing new investment and acquisition opportunities, including from larger and more established real estate firms with greater capital resources and access to financing.

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

The Zoning Resolution of the City of New York, effective as of December 15, 1961, as amended (the “Zoning Resolution”), governs the use and development of properties in New York City.  Properties in New York City may be developed on an as-of-right basis, i.e. without any discretionary city approvals, unless the proposed use or bulk does not comply with the applicable provisions of the Zoning Resolution.  Discretionary approvals may be requested from the New York City Planning Commission or the Board of Standards and Appeals.  Discretionary approvals are subject to hearing and public participation requirements and are also subject to environmental review pursuant to the State Environmental Quality Review Act, as implemented by the City Environmental Quality Review.

Chapter 11 Cases and Plan of Reorganization of Syms

Trinity is the successor to Syms, which also owned Filene’s Basement. In September 2012, the Syms Plan of Reorganization (the “Plan”) became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation and successor issuer pursuant to Rule 12g-3 under Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”).

In March 2016, we satisfied our final payment and reserve obligations under the Plan.  In February 2018, the bankruptcy court entered the final decree pursuant to which the chapter 11 cases of the reorganized debtors were closed. As of December 31, 2019, the amount of remaining multiemployer pension plan claims to be paid was approximately $109,000, and there was an approximate $924,000 of liabilities under the Syms sponsored pension plan (see Note 8 – Pension Plans to our consolidated financial statements for further information).

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

Employees

As of December 31, 2019, we had ten full-time employees in executive, management, finance, accounting, operations and administrative capacities.

General Information about Trinity

Trinity is incorporated in Delaware. Trinity maintains its headquarters at 340 Madison Avenue, New York, New York, 10173, and the telephone number is (212) 235-2190.

Available Information

We are a public company and are subject to the informational requirements of the Exchange Act. Accordingly, we file periodic reports and other information with the U.S. Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

Our website address is www.trinityplaceholdings.com or www.tphs.com. We make available without charge, through our website in the “Investor Relations” section, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report.

Item 1A.	RISK FACTORS

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and stockholders should take such risks into account when evaluating us or any investment decision involving us. This section does not describe all risks that may be applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. More detailed information concerning certain of the risk factors described below is contained in other sections of this Annual Report on Form 10-K. Stockholders should also refer to the other information contained in our periodic reports, including the Cautionary Note Regarding Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a further discussion of the risks, uncertainties and assumptions relating to our business.

Risk Factors Related to Our Business

We have not generated a profit and consequently our business plan is difficult to evaluate and our long-term viability cannot be assured.

Our prospects for financial success are difficult to assess because we have a limited operating history since we began reporting as a going concern on February 10, 2015. Our predecessor filed for Chapter 11 relief on November 2, 2011. We were formed and emerged from bankruptcy on September 14, 2012. Since our formation, we have generated limited revenues and had negative cash flow from operations. The development of our business plan will require substantial capital expenditures. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including, but not limited to capital resources. There can be no assurance that our business will be successful, that we will be able to achieve or maintain a profitable operation, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

We have generated minimal revenues from operations, have limited cash resources and will be reliant on external sources of capital to fund ongoing operations.

Our revenue generating activities have not yet produced sufficient funds for profitable operations. In addition, we are required to set aside specified minimum levels of liquidity, inclusive of cash and our line of credit, in connection with the development and financing of 77 Greenwich, which as of December 31, 2019 was $15.0 million, and we may be required to do so in connection with the development and financing of other current and future properties as well. While 77 Greenwich is currently our most significant asset, the amounts required to be set aside in other situations could also be substantial. As a result, these amounts would not be available for investment or operating activities. Our continued operation will be dependent upon the success of future operations and will require raising additional capital on acceptable terms. We have relied and may continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of capital will be available to us on commercially favorable terms should our capital requirements exceed cash available from operations and existing cash and cash equivalents. In addition, our inability to access the capital markets on favorable terms, because of a low stock price or otherwise, could affect our ability to execute our business plan as scheduled. If we are unable to raise capital on commercial terms, our ability to grow through new acquisitions and investments, and thus become profitable, could be materially adversely impacted.

A significant part of our current business plan is focused on the development of 77 Greenwich, and an inability to execute this business plan due to adverse trends in the New York City residential condominium market or otherwise could have a material adverse effect on our financial condition and results of operations.

Our business plan includes the development or redevelopment of our legacy commercial real estate properties and in particular the development of 77 Greenwich, which currently is our largest asset. As a result, our revenues and future growth are heavily dependent on the success of implementing our business plan for 77 Greenwich, which is currently under development.

Our plans for 77 Greenwich call for 90 luxury residential condominium apartments, in addition to a retail condominium unit and a New York City elementary school condominium unit.  There are a variety of factors that determine New York City residential condominium trends and that will ultimately impact the sales and pricing of units at 77 Greenwich. These factors include, among others, available supply, changes in interest rates, the availability of home mortgages, foreign exchange rates, foreign buyer patterns, local employment trends, and prices and velocity of sales. Sales of residential condominium units in general, and in particular in New York City, have historically experienced greater volatility than detached single family houses, which may expose us to more risk.  These and other factors fluctuate over time. Based on a number of reports, there are a historically high number of unsold units in newly constructed luxury residential condominiums in New York City, which has resulted in demand and pricing pressures. When we commenced sales in the spring of 2019, the New York City market was in a period of softness, in particular downtown Manhattan. The status of unsold residential condominium units in 2020 and beyond is inherently uncertain. Closings on sales are currently anticipated to occur towards the end of 2020. An inability to successfully execute our business plan with respect to 77 Greenwich would likely have a material adverse effect on our financial condition and results of operations.

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

Competition for new acquisitions and investments may reduce the number of opportunities available to us and increase the costs of those acquisitions and investments.

We will face competition for acquisition and investment opportunities from other investors, particularly those investors who are willing to incur more leverage. This competition may adversely affect us by subjecting us to the following risks:

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

If we are unable to successfully acquire or invest in additional properties, our ability to grow our business would be adversely affected. In addition, increases in the cost of acquisition opportunities could adversely affect our results of operations.

We face risks associated with acquisitions of and investments in new properties.

We may acquire interests in properties, individual properties and portfolios of properties, including potentially large portfolios that could significantly increase our size and alter our capital structure. Our acquisition and investment activities may be exposed to, and their success may be adversely affected by, the following risks:

•	we may be unable to finance acquisitions, investments and developments of properties, including with respect to raising capital to contribute as equity, on favorable terms or at all;

•	we may be unable to complete proposed acquisitions or other transactions due to an inability to meet required closing conditions;

•	we may expend funds on, and devote management time to, opportunities which we do not complete, which may include non-refundable deposits;

•	we may be unable to lease our acquired properties on the same terms as contemplated as part of our underwriting;

•	properties that we acquire or in which we invest may fail to perform as we expected;

•	our estimates of the costs we incur in renovating, improving, developing or redeveloping acquired properties may be inaccurate;

•	we may not be able to obtain adequate insurance coverage for acquired properties; and

•	we may be unable to quickly and efficiently integrate new acquisitions, investments and developments, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

We may acquire properties subject to known and unknown liabilities and with limited or no recourse to the seller.

Properties we acquire may be subject to known or unknown liabilities with no or minimal recourse to the seller. As a result, if a property is damaged, we may need to pay to have it repaired, and our ability to recover any such payments through insurance, indemnities, litigation or otherwise is uncertain. We have purchased one property subject to unknown construction defects and there can be no assurance that we will not do so again. Also, if a liability were asserted against us arising from our ownership of a property, we might have to pay substantial sums to settle it. Unknown liabilities with respect to properties acquired might include:

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

Any of these occurrences could adversely affect our cash flow, even if some or all of the costs are ultimately borne by a third party, and the impact could be material.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally.

We are subject to the general risks of investing in and owning leasable real estate in connection with our existing retail and residential properties and new properties or investments in leasable real estate. These risks include the ability to secure leases with new tenants, renew leases with existing tenants, the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove or certain upgrades that may be needed should it become necessary to re-rent the leased space for other uses, rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. The occurrence of any of these events, particularly with respect to leases at our commercial real estate properties, or issues that affect numerous residential units, could adversely impact our results of operations, liquidity and financial condition.

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

We formed joint ventures with third parties to acquire and operate The Berkley and the 250 North 10th Street property, both in Brooklyn, New York. We may become involved in additional joint ventures in the future with respect to current or future properties. Joint venture investments may involve risks not otherwise present for investments made or owned solely by us, including the possibility that our joint venture partner might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture, activities conducted by a partner that have a negative impact on the joint venture or us, and disputes with our partner. Also, although our debt documents contain certain restrictions, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

We are subject to leverage at both our holding company and our subsidiaries and face risks generally associated with our debt, including an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations

We have incurred substantial indebtedness in furtherance of our activities, at both the holding company level and subsidiary level, resulting in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations.  As a result, we are subject to the risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we may fail to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms or have other adverse consequences, and the risk that if we refinance any of our debt, we may do so on refinancing terms less favorable than the terms of our existing debt.

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

Covenants in our loan agreements could limit our flexibility and adversely affect our financial condition.

The terms of our loan documents contain a number of financial and other restrictive covenants, including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding corporate loan to value, net worth and liquidity. These covenants may limit our flexibility to pursue certain acquisitions or investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our indebtedness could be declared due and payable.  In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. If we were to default under our loan agreements, our financial condition would be adversely affected.

The potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes or the establishment of alternative reference rates.

The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, and on which the SEC staff and other regulators participate, has proposed an alternative rate, the Secured Overnight Financing Rate (“SOFR”), to replace U.S. Dollar LIBOR. Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. It is also uncertain whether SOFR or any other alternative rate will gain market acceptance. In addition, although certain of our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. We may also need to renegotiate our LIBOR based obligations, which we may not be successful in doing on a timely basis or on terms acceptable to us.

We may not receive or be able to maintain certain tax benefits if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development.

We may not receive or be able to maintain certain existing or anticipated tax benefits related to The Berkley, 237 11th and 250 North 10th Street properties if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development (the “HPD”). Both of these properties currently benefit from a real estate tax exemption under New York Real Property Tax Law (the “RPTL”) Section 421a, as a result of a specified percentage of the units in such buildings being designated as affordable rate units or market rate units and/or subject to rent stabilization guidelines, among other requirements. Section 421a of the New York RPTL provides an exemption from real estate taxes on the amount of the assessed value of newly constructed improvements if certain requirements are met. A property cannot maintain or continue to receive Section 421a tax benefits without HPD’s determination that all Section 421a eligibility requirements have and continue to be met. Although the HPD has issued a final Certificate of Eligibility with respect to the 421a tax benefits for The Berkley, 237 11th and 250 North 10th Street properties and we are currently in compliance with all applicable 421a requirements for such properties, there can be no assurance that compliance with the 421a requirements for either of the properties will continue to be maintained. If we are not able to maintain compliance with the requirements of the Section 421a partial tax exemption program, as applicable to either of the properties, the HPD may find that such property is ineligible to receive the tax exemption benefits related to the Section 421a partial tax exemption program.

Multi-family residential properties are subject to rent stabilization regulations, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by tenants that their rents exceed such specified maximum amounts.

The Rent Stabilization Law and Code imposes rent control or rent stabilization on apartment buildings. The rent stabilization regulations applicable to our multi-family residential properties set maximum rates for annual rent increases, entitle our tenants to receive required services from us and entitle our tenants to have their leases renewed. The limitations established by present or future rent stabilization regulations may impair our ability to maintain rents at market levels.

Pursuant to the Housing Stability and Tenant Protection Act of 2019, which is a set of New York State laws, vacancy lease increases were eliminated, whereby the landlord was permitted to increase the rent by as much as 20% for a tenant moving into a vacant apartment, to which significant increases in rent for New York City properties were historically attributed.

With respect to certain types of properties in New York City, solely by virtue of the real estate tax exemption under RPTL Section 421a, the Rent Guidelines Board of New York City, approves renewal lease rent increases. In each of 2018 and 2019, the Rent Guidelines Board approved a 1.5% increase on 12-month lease renewals and a 2.5% increase on 24-month lease renewals.  Approved rent increases have averaged approximately 2.6% over the past 24 years on 12-month lease renewals and approximately 0.85% over the past 5 years on 12-month lease renewals.

The application of rent stabilization to apartments in our multi-family residential properties will limit the amount of rent we are able to collect, which could have a material adverse effect on our ability to fully take advantage of the investments that we are making in our properties. In addition, there can be no assurances that changes to rent stabilization laws will not have a similar or greater negative impact on our ability to collect rents.

There is a proposed Bill  (Good Cause Eviction),  which, if passed may impose restrictions on rent increases and the right not to renew market rate unit leases. If passed, there will be restrictions on an owner’s ability to grow their market rents.

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

We believe that our future success will depend in large part on our ability to retain or attract highly qualified and experienced management and other personnel, including in particular our President and Chief Executive Officer, Matthew Messinger. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract qualified management and other personnel could have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize our NOLs to reduce future tax payments may be limited as a result of future transactions.

We had approximately $241.5 million of federal NOLs at December 31, 2019. Section 382 of the Internal Revenue Code, or the Code, contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership by certain stockholders of more than 50% of its stock over a three-year period, to utilize its NOLs after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock. Generally, if an ownership change occurs, the annual taxable income limitation on our use of NOLs is equal to the product of the applicable long term tax exempt rate and the value of our stock immediately before the ownership change. If we experience an ownership change, our ability to utilize our NOLs would be subject to significant limitations. In addition, the U.S. Tax Cuts and Jobs Act (the “TCJA”) limits the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year.

Political and economic uncertainty, and developments related to outbreaks of contagious diseases, could have an adverse effect on us.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation and increases in interest rates, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including consumer confidence and the volatility of the stock market and real estate market. In addition, we cannot predict the impact of the outbreak of contagious diseases, such as COVID-19, which is rapidly evolving and has had, and is likely to continue to have, an impact on the stock market, debt markets and real estate markets, among other impacts.

These issues pose a risk to us in that they may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants and an impact on potential purchases of our condominium units. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.

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

Our common stock, listed on the NYSE American, is thinly traded. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result stockholders may not be able to resell their common stock. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock, as was the case in 2018 and 2019 when our stock price decreased significantly on low volume. For instance, our stock price has ranged from a high of $7.45 per share in May 2018, to a low of $2.81 per share in December 2019 even though we believe we have executed our business plan and significantly de-risked our development of 77 Greenwich. Volatility in the market price of our common stock and lack of liquidity may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price of our common stock could fluctuate significantly for various reasons, many of which are beyond our control, including:

•	changes in the real estate markets in which we operate;

•	our ability to develop or redevelop or successfully sell units in 77 Greenwich or at other properties in the future;

•	our ability to identify new acquisition and investment opportunities and/or close on those acquisitions or investments;

•	the potential issuance of additional shares of common stock including at prices that are below the then-current trading price of our common stock;

•	volatility in global and/or U.S. equities markets;

•	our financial results or those of other companies in our industry;

•	the public’s reaction to our press releases and other public announcements and our filings with the SEC;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	sales of common stock by our executive officers, directors and significant stockholders;

•	changes in generally accepted accounting principles, policies, guidance, or interpretations; and

•	other factors described in our filings with the SEC, including among others in connection with the risks noted in this Annual Report on Form 10-K.

In addition, until our common stock is more widely held and actively traded, small sales or purchases may cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health or business prospects. Downward fluctuations can impair, and have impaired, our ability to raise equity capital on acceptable terms.

Stockholders may experience dilution of their ownership interests upon the issuance of additional shares of our common stock or securities convertible into shares of our common stock.

We may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which were redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank check preferred stock. As of December 31, 2019, there were 31,881,961 shares of our common stock and one share of special stock outstanding, as well as warrants to purchase 7,179,000 shares of our common stock.

We have in the past and we may in the future raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. Any future issuance of our equity or equity-linked securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions and investments, development, redevelopment and repositioning of assets, or for other business purposes. Our board of directors may at any time authorize the issuance of additional common stock without stockholder approval, unless the approval of our common stockholders is required by applicable law, rule or regulation, including NYSE American regulations, or our certificate of incorporation. The terms of preferred or other equity or equity-linked securities we may issue in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, anti-dilution protection, pre-emptive rights, superior voting rights and the issuance of warrants or other derivative securities, among other terms, which may have a further dilutive effect. Our outstanding warrants also contain these types of provisions. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price or have conversion or exercise prices below the price at which shares of the common stock are then traded.

A decline in the price of our common stock, including as a result of a sale of a substantial number of shares of our common stock, may impair our ability to raise capital in the future.

A decline in the price of our common stock, whether as a result of market conditions, sales of a substantial number of shares of our common stock, or other reasons, such as has occurred since mid-2018, may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, which would impair our ability to raise capital.

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

More than 50% of our shares of common stock are currently controlled by four of our stockholders who may have the ability to influence the election of directors and the outcome of matters submitted to our stockholders.

More than 50% of our shares of common stock are controlled by four of our stockholders. As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders for a vote. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The concentration of ownership could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The holder of our special stock and one of our lenders each have the right to appoint a member to our board of directors and, consequently, the ability to exert influence over us.

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), a beneficial holder of 17.7% of our common stock at December 31, 2019, Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. In addition, pursuant to the terms of the credit agreement and letter agreement we entered into in December 2019 with the lender under our corporat credit facility (the “Lender”), the Lender has the right to elect one director to the board of directors, or, at the election of the Lender, a board observer may be selected in lieu of a board member, so long as certain conditions are met as described in more detail in Note 10 – Loans Payable and Secured Line of Credit and Note 11 – Stockholders’ Equity. As a result, for so long as these board appointment rights are in effect, Third Avenue and the Lender may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders.

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

Our certificate of incorporation designates the Court of Chancery in the State of Delaware as the exclusive forum for certain actions or proceedings that may be initiated by our stockholders, which could discourage claims or limit shareholders’ ability to make a claim against the Company, our directors, officers, and employees.

The Company’s certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on the Company’s behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against the Company arising pursuant to the Delaware General Corporation Law, the Company’s certificate of incorporation or bylaws; or any action asserting a claim against the Company that is governed by the internal affairs doctrine.  This provision is not intended to apply to claims arising under the Securities Act and the Exchange Act. To the extent the provision could be construed to apply to such claims, there is uncertainty as to whether a court would enforce the provision in such respect, and the Company’s stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and the rules and regulations thereunder.

The exclusive forum provision may discourage claims or limit shareholders’ ability to submit claims in a judicial forum that they find favorable and may create additional costs as a result. If a court were to determine the exclusive forum provision to be inapplicable and unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations.

Because we are a U.S. real property holding corporation, non-U.S. holders of our common stock could be subject to U.S. federal income tax on the gain from its sale, exchange or other disposition.

Because we are a U.S. real property holding corporation, which we refer to as "USRPHC," under the Foreign Investment in Real Property Tax Act of 1980 and applicable United States Treasury regulations, which we refer to collectively as the "FIRPTA Rules," unless an exception applies, certain non-U.S. investors in our common stock could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our common stock, and such non-U.S. investors could be required to file a United States federal income tax return. In addition, the purchaser of such common stock may be required to withhold 15% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

Under the FIRPTA Rules, we are a USRPHC because our interests in U.S. real property comprise at least 50% of the fair market value of our assets. Our common stock trades on the NYSE American. So long as it continues to do so, and is regularly quoted by brokers or dealers making a market in our common stock, our common stock will be treated as "regularly traded on an established securities market" (within the meaning of the FIRPTA Rules). As a result, (i) a non-U.S. investor who, actually or constructively, holds or held no more than 5% of our common stock would not be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock under the FIRPTA Rules, and (ii) a purchaser of such stock from a non-U.S. investor would not be required to withhold any portion of the purchase price of such stock, regardless of the percentage of our common stock held by such non-U.S. investor. Any of our common stockholders that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our common stock.

Forward-looking statements may prove inaccurate.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements," for additional disclosure regarding forward-looking statements.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Below is certain information regarding our real estate properties as of December 31, 2019:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at December 31, 2019
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	-	-	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	32.4%

Total Owned Square Feet		157,000

Joint Venture

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	100.0%

Grand Total Square Feet		222,000

(1) 77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. The school project has obtained city council and mayoral approval. Demolition was completed in the third quarter of 2017, and excavation, foundation and environmental remediation work was completed in September 2018. Superstructure work was completed in June 2019. As of December 31, 2019, approximately 95% of the curtainwall was installed and framing of the residential units is well under way. The attorney general’s office approved our condominium offering plan in April 2019. Marketing of residential units for sale commenced during the spring 2019. In December 2017, we closed on a $189.5 million construction facility. We draw down proceeds under the construction facility as costs related to the construction are incurred, with an aggregate of $104.9 million having been drawn as of December 31, 2019. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and contributions by the New York City School Construction Authority (the “SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information).

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we will construct a school that will be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million payable to us). Payments for construction will be made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through 2020 for the construction supervision fee, with an aggregate of $44.1 million having been paid to us as of December 31, 2019. We have also received an aggregate of $41.3 million in reimbursable construction costs from the SCA through December 31, 2019. Upon Substantial Completion, as defined in the purchase agreement between us and the SCA, the SCA will close on the purchase of the school condominium unit from us, which is anticipated to occur during the spring of 2020, at which point title will transfer to the SCA. Under the agreement, we are required to substantially complete construction of the school by September 6, 2023. To secure our obligations with the SCA, 77 Greenwich has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school.

The residential condominium units are currently scheduled to be completed by the end of 2020.

(2) Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building was leased pursuant to a short-term license agreement to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) from October 15, 2015 to February 29, 2016, when the tenant vacated the property. Subsequently, we entered into a license agreement with Restoration Hardware that began on June 1, 2016, which is terminable upon two months’ notice, and which has since been extended to end on March 31, 2021. The outparcel building is leased to a tenant who has been in the space since 1996 and whose lease expires on March 31, 2022. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

We are currently exploring options with respect to the Paramus property, including development or sale, among others.

(3) 237 11th. In May 2018, we closed on the purchase of a newly built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, a portion of which is leased to Starbucks Inc. (NQGS:SBUX). Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year 421a real estate tax exemption.

Due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors and the insurance carrier, although the damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time. Until the litigation and potential litigation and/or settlement negotiations are resolved, there will be significant cash outflows for repairs and remediation costs which commenced in September 2019. Occupancy continues to decrease as tenants vacate due to the ongoing remediation work. Management continues to manage the leasing at the property. The residential portion of the property was approximately 32.4% leased at December 31, 2019. We expect the building to be approximately 75% remediated by the spring 2020 and expect to re-introduce the building into the leasing market by the end of spring 2020.

(4) 223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) on 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421a real estate tax exemption.

Lease Expirations

As of December 31, 2019, we have one retail lease at our Paramus property with 4,000 square feet of leased space with annualized rent of $140,000 per year that expires in 2022 and one retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027. All our other leases are residential leases which expire within twelve months or twenty-four months of the commencement date.

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

Our common stock trades on the NYSE American. The trading symbol of our common stock is “TPHS”.

Outstanding Common Stock and Holders

As of March 13, 2020, we had 38,205,377 shares issued and 32,292,463 shares outstanding and there were approximately 172 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/1/19 - 12/31/19 (2)	49,394	$3.01	49,394	$4,851,330

Total	49,394	$3.01	49,394

(1) In December 2019, our Board of Directors approved a stock repurchase program under which we can buy up to $5.0 million of shares of our common stock. Repurchases under the stock repurchase program may be made through open market or privately negotiated transactions at times and on such terms and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(2) Includes 19,551 shares that settled in January 2020. These shares are included in net shares outstanding at December 31, 2019.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Statement of Operations Data	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015	For the Period February 10, 2015 to February 28, 2015
	(In thousands, except per share amounts)
Revenues

Total revenues	$4,062	$3,715	$1,862	$1,856	$841	$43

Total operating expenses	14,882	10,798	10,948	8,844	7,499	346

Gain on sale of real estate	9,521	-	3,853	-	-	-

Equity in net loss of unconsolidated joint venture	(819)	(728)	(1,057)	(308)	-	-
Interest income (expense), net	67	212	215	42	(246)	(40)
Interest expense - amortization of deferred finance costs	-	-	-	(98)	(63)	(17)
Reduction of claims liability	-	-	1,043	132	557	-

Loss before taxes	(2,051)	(7,599)	(5,032)	(7,220)	(6,410)	(360)

Tax (expense) benefit	(128)	(290)	3,011	(216)	(151)	(2)

Net loss available to common stockholders	$(2,179)	$(7,889)	$(2,021)	$(7,436)	$(6,561)	$(362)

Loss per share - basic and diluted	$(0.07)	$(0.25)	$(0.07)	$(0.29)	$(0.32)	$(0.02)

Weighted average number of common shares - basic and diluted	31,915	31,607	30,451	25,439	20,518	20,016

Balance Sheet Data	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Real estate, net	$293,226	$213,064	$76,269	$60,384	$42,638
Investment in unconsolidated joint venture	10,673	11,526	12,533	13,939	-
Total assets	345,324	256,762	121,015	85,601	86,571
Loans payable, net	169,735	123,333	36,167	48,705	39,615
Secured line of credit, net	5,236	-	-	-	-
Total stockholders' equity	59,691	59,461	67,290	28,025	24,966

Cash Flow Data (in thousands)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period March 1, 2015 to December 31, 2015
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(3,597)	$(2,671)	$(7,512)	$(14,754)	$(7,034)
Investing activities	(39,426)	(91,622)	(1,626)	(26,214)	(6,278)
Financing activities	47,668	84,129	24,961	7,561	27,615

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A detailed discussion of the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 are not included herein and can be found in the Management's Discussion and Analysis section in the 2018 Annual Report on Form 10-K filed on March 18, 2019.

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly constructed 95-unit multi-family property, known as The Berkley, and a 10% interest in a 234-unit multi-family property located one block from the Berkley at 250 North 10th Street (“250 North 10th Street”), acquired in January 2020, also in Brooklyn, New York. In addition, we own a property occupied by a retail tenant in Paramus, New Jersey. See Item 2. Properties for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $241.5 million of federal NOLs at December 31, 2019, which can be used to reduce our future taxable income and capital gains.

We continue to evaluate new investment opportunities.  Recently we have focused on newly constructed multi-family properties in New York City. We consider investment opportunities involving other types of properties and real estate related assets, including repurchases of our common stock, taking into account our cash position, liquidity requirements and our ability to raise capital to finance our growth.  In addition, we may selectively consider potential acquisition, development and disposition opportunities as well as fee based opportunities.

Transactions, Development and Other Activities During 2019

Continued Progress in Development of 77 Greenwich

We completed all 50 stories of the superstructure at 77 Greenwich, as well as 95% of the curtain wall. The project continues to be on schedule and on budget and was 75% complete at December 31, 2019.

Other Activities

•	In December, we entered into a Credit Agreement with an affiliate of a global institutional investment management firm headquartered in New York with more than $33 billion in assets under management, and Trimont Real Estate Advisors, LLC, as administrative agent, pursuant to which the lender will extend us credit in multiple draws aggregating $70 million which may be increased by $25 million, subject to the consent of the lender. There were no borrowings on this credit facility as of December 31, 2019.

•	In December, we entered into a joint venture with TF Cornerstone Group LLC (“TFC”) to acquire the 250 North 10th Street property, a 96% leased, market-leading 234-unit apartment building in Williamsburg, Brooklyn located one block from The Berkley, which acquisition closed in January 2020.

•	In November 2019, we sold our West Palm Beach, Florida property for a gross selling price of $19.6 million and a net gain of $9.5 million which generated cash proceeds of $8.3 million.

•	In December 2019, our board of directors approved a stock repurchase program under which we are authorized to acquire up to $5.0 million of our common stock. As of December 31, 2019 we purchased 49,394 shares of our common stock for approximately $149,000 at a weighted average price per share of $3.01 under the stock repurchase program.

•	We improved occupancy at the Berkley to 100% at December 31, 2019 from 96.8% at December 31, 2018 and increased net effective rents by 8.5% from $64.54 to $70.01, respectively.

Results of Operations

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Total revenues increased by approximately $0.4 million to $4.1 million for the year ended December 31, 2019 from $3.7 million for the year ended December 31, 2018. Rental revenue increased by approximately $0.5 million to $3.7 million for the year ended December 31, 2019 from $3.2 million for the year ended December 31, 2018 and were offset by tenant reimbursements which decreased by $155,000 to $319,000 for the year ended December 31, 2019 from $474,000 for the year ended December 31, 2018. The increase in total revenues was primarily due to the increase in rental revenues, which in turn was mainly attributable to the acquisition of 237 11th in May 2018, partially offset by lower occupancy and increased concessions starting in the third quarter 2019 due to certain construction related defects at 237 11th that are being repaired.

Property operating expenses increased by approximately $3.4 million to $5.3 million for the year ended December 31, 2019 from $1.9 million for the year ended December 31, 2018. The increase was principally due to expenses associated with 237 11th, inclusive of costs to repair the construction related defects of approximately $3.7 million. These amounts consisted primarily of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance at 237 11th, which was acquired in May 2018, and the West Palm Beach, Florida property, which was sold in November 2019.

Real estate tax expense remained flat at approximately $0.3 million for each of the years ended December 31, 2019 and 2018, respectively.

General and administrative expenses decreased by approximately $0.1 million to $5.4 million for the year ended December 31, 2019 from $5.5 million for the year ended December 31, 2018. For the year ended December 31, 2019, approximately $859,000 related to stock-based compensation, $2.7 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance, and $743,000 related to legal, accounting and other professional fees. For the year ended December 31, 2018, approximately $1.2 million related to stock-based compensation, $2.4 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance and $789,000 related to legal, accounting and other professional fees.

Pension related costs increased by $497,000 to $733,000 for the year ended December 31, 2019 from $236,000 for the year ended December 31, 2018. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan.

Transaction related costs decreased by $215,000 to $167,000 for the year ended December 31, 2019 from $382,000 for the year ended December 31, 2018. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense increased by approximately $0.5 million to $3.0 million for the year ended December 31, 2019 from approximately $2.5 million for the year ended December 31, 2018. For the year ended December 31, 2019, depreciation and amortization expense consisted of depreciation in respect of 237 11th and the West Palm Beach, Florida property of approximately $1.8 million and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $1.2 million. For the year ended December 31, 2018, depreciation and amortization expense consisted of depreciation in respect of 237 11th and the West Palm Beach, Florida property of approximately $1.2 million and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $1.3 million. The increase in depreciation and amortization expense for the year ended December 31, 2019 compared to December 31, 2018 was primarily due to the depreciation in respect of 237 11th, which was acquired in May 2018 which was partially offset due to the sale of the West Palm Beach, Florida property in November 2019.

We recorded a gain on sale of real estate for the year ending December 31, 2019 of $9.5 million due to the sale of the West Palm Beach, Florida property in November 2019 for consideration of $19.6 million. No assets were sold during the year ended December 31, 2018.

Equity in net loss from unconsolidated joint venture increased by approximately $91,000 to $819,000 for the year ended December 31, 2019 from approximately $728,000 for the year ended December 31, 2018 primarily due to higher interest expense and lower operating income within the joint venture. This represents our 50% share in The Berkley that we acquired in 2016. For the year ended December 31, 2019, our share of the loss is primarily comprised of operating income before depreciation of $1.2 million offset by depreciation and amortization of $1.0 million and interest expense of $953,000. For the year ended December 31, 2018, our share of the loss is primarily comprised of operating income before depreciation of $1.2 million offset by depreciation and amortization of $1.0 million and interest expense of $895,000.

Interest income, net decreased by $145,000 to $67,000 for the year ended December 31, 2019 from approximately $212,000 for the year ended December 31, 2018. For the year ended December 31, 2019, there was approximately $13.5 million of gross interest expense incurred, all of which was capitalized, and $67,000 of interest income. For the year ended December 31, 2018, there was approximately $6.8 million of gross interest expense incurred, all of which was capitalized, and $212,000 of interest income. The increase in gross interest expense and capitalized interest is due to the higher debt balance outstanding on the 77 Greenwich Construction Facility during 2019.

We recorded approximately $128,000 in tax expense for the year ended December 31, 2019 compared to approximately $290,000 in tax expense for the year ended December 31, 2018.

Net loss attributable to common stockholders decreased by approximately $5.7 million to $2.2 million for the year ended December 31, 2019 from $7.9 million for the year ended December 31, 2018 as a result of the changes discussed above.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include some or all of the following:

(1)	cash on hand;

(2)	proceeds from new debt financings, increases to existing debt financings and/or other forms of secured or unsecured debt financing;

(3)	proceeds from equity or equity-linked offerings, including rights offerings or convertible debt or equity or equity-linked securities issued in connection with debt financings;

(4)	cash flow from operations; and

(5)	net proceeds from divestitures of properties or interests in properties.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of December 31, 2019, we had total cash of $18.7 million, of which approximately $9.2 million was cash and cash equivalents and approximately $9.5 million was restricted cash. As of December 31, 2018, we had total cash of $14.0 million, of which approximately $11.5 million was cash and cash equivalents and approximately $2.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), and tenant related security deposits. The increase in restricted cash is primarily due to $9.0 million in letters of credit securing our obligation with the New York City MTA to upgrade to a new handicapped accessible subway entrance at 77 Greenwich, which amount is anticipated to be subject to periodic decreases until 2022, at which point we currently anticipate it will be completely released. In addition, cash and cash equivalents includes cash which, together with availability under our line of credit, is required to be maintained to meet certain liquidity requirements under the 77 Greenwich Construction Facility, described below. This liquidity requirement, inclusive of cash and line of credit availability, is $15.0 million as of December 31, 2019, and will decrease to $10.0 million upon closing of the conveyance of the school condominium to the SCA (currently expected to occur in the spring of 2020) and $5.0 million upon achievement of construction and sales milestones.

The increase in total cash during the year ended December 31, 2019 was primarily the result of the cash necessary to collateralize the letters of credit required in connection with the construction to upgrade to a new handicapped accessible subway entrance at 77 Greenwich, which was offset by cash used for working capital, as well as $8.3 million in net proceeds from the sale of the West Palm Beach, Florida property in November 2019.

In December 2019, we entered into a credit agreement (the “Credit Agreement”) with an affiliate of a global institutional investment management firm as initial lender (the “Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent, pursuant to which the Lender agreed to extend us credit in multiple draws aggregating $70 million, which may be increased by $25 million (the “Loan”), subject to satisfaction of certain conditions and the consent of the Lender. Draws under the Loan may be made during the 32-month period following the closing date of the Credit Agreement. The Credit Agreement matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Credit Agreement may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and for general corporate purposes and working capital. The Credit Agreement was undrawn at closing and at December 31, 2019. The Credit Agreement bears interest at a rate per annum equal to the sum of (i) 5.25% (the “PIK Interest Rate”) and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the closing date, which Cash Pay Interest Rate, from the closing date until the six-month anniversary of the closing date, equals 4.0%, subject to increase during the extension periods. A $2.45 million commitment fee is payable 50% on the initial draw and 50% as amounts under the Credit Agreement are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Credit Agreement repayments. The Credit Agreement may be prepaid at any time subject to a prepayment premium on the portion of the Credit Agreement being repaid. We also entered into a Warrant Agreement with the Lender pursuant to which we issued ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock, with an exercise price of $6.50 per share, payable in cash or pursuant to a cashless exercise. See Note 10 - Loans Payable and Secured Line of Credit and Note 11 – Stockholders’ Equity to our consolidated financial statements for further discussion regarding the Credit Agreement and the Warrants, respectively.

In May 2018, in connection with the acquisition of 237 11th, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for our environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective interest rate at December 31, 2019 and 2018 was approximately 5.48% and 6.22%, respectively. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee. The mezzanine loan was repaid in full in February 2020.

From time to time, properties that we own, acquire or develop may experience defects or damage due to natural causes, defective workmanship or other reasons.  In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others.  Currently, due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time. Until the litigation and/or potential settlement negotiations are resolved, there will be significant cash outflows for repairs and remediation costs which commenced in September 2019. Occupancy continues to decrease as tenants vacate due to the ongoing remediation work. Management continues to manage the leasing at the property. The residential portion of the property was approximately 32.4% leased at December 31, 2019.

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “77 Greenwich Lender”). We draw down proceeds as costs related to the construction are incurred for 77 Greenwich. In connection with the closing of the 77 Greenwich Construction Facility on December 22, 2017, a portion of the proceeds on the closing date was used to pay in full the outstanding balance, including accrued interest, under our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Facility was $104.9 million at December 31, 2019. The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the 77 Greenwich Lender, as well as related collateral and a pledge of the equity in the borrower. The 77 Greenwich Construction Facility bears interest at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion). The effective interest rate at December 31, 2019 and December 31, 2018 was 10.01% and 10.60%, respectively. Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements.

On February 22, 2017, we entered into two secured lines of credit for an aggregate of $12.0 million, with Sterling National Bank as the lender, which were secured by our properties located in Paramus, New Jersey, and Westbury, New York, respectively, and had an original maturity date of February 22, 2018. On August 4, 2017, in connection with the sale of the Westbury, New York property, the $2.9 million line of credit secured by this property, which was undrawn, matured. The remaining $9.1 million line of credit, secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and the maturity date extended to February 22, 2019. The line of credit was further increased to $12.75 million in December 2018 and the maturity date was extended to March 21, 2021. The line of credit, which prior to December 2018 bore interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, now bears interest at 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. As of December 31, 2019, the line of credit had an outstanding balance of $5.3 million and an effective interest rate of 3.76%.

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate The Berkley.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkeley Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Berkeley Loan bore interest at the 30-day LIBOR rate plus 216 basis points, was interest only for five years, was pre-payable with a 1% prepayment premium and had covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner were joint and several recourse carve-out guarantors under the Berkeley Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 3.92% at December 31, 2019 and 4.66% at December 31, 2018. The Berkeley Loan was paid in full in February 2020 and a new loan was entered into (see Note 15 – Subsequent Events – Loan refinancing for more information).

We sold the West Palm Beach, Florida property on November 23, 2019 and repaid the balance under the WPB Loan of $10.3 million.

We believe our existing balances of cash and cash equivalents, together with proceeds that may be raised from equity issuances, debt issuances, dispositions of properties and/or draws on our $70 million line of credit will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2017, we sold 2,492 shares of our common stock for aggregate gross proceeds of approximately $23,000 at a weighted average price of and $9.32 per share. We did not sell any shares through this program in 2018 or 2019. The sale agreement with our broker expired in accordance with its term on June 30, 2019.

Cash Flows

Cash Flows for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net cash used in operating activities decreased by approximately $926,000 to $3.6 million for the year ended December 31, 2019 from $2.7 million for the year ended December 31, 2018. This decreased was mainly due to the recognition of a gain on the sale of our West Palm Beach, Florida property of approximately $9.5 million in 2019 which was partially offset by a $5.7 million decrease in net loss, $1.6 million increase in receivables, an increase in accounts payable and accrued liabilities of approximately $0.6 million and an increase in depreciation and amortization of $0.5 million.

Net cash used in investing activities decreased by approximately $52.2 million to $39.4 million for the year ended December 31, 2019 from $91.6 million for the year ended December 31, 2018. This decrease was due mainly to the acquisition of 237 11th in May 2018 for a purchase price of $82.0 million, including transaction costs, partially offset by an increase of approximately $32.9 million in real estate additions in 2019 primarily from construction at 77 Greenwich compared to the year ended December 31, 2018 as well as lower deferred real estate deposits of $15.6 million compared to the year ended December 31, 2018 and the proceeds of $18.8 million from sale of the West Palm Beach, Florida property in November, 2019.

Net cash provided by financing activities decreased by approximately $36.5 million to $47.7 million for the year ended December 31, 2019 from approximately $84.1 million for the year ended December 31, 2018. This decrease was due primarily to a reduction in proceeds from loans and line of credit draws of approximately $24.3 million and loan and line of credit repayments of approximately $12.6 million. Borrowings in 2018 included the acquisition financing for 237 11th, and repayments in 2019 included the repayment of the WPB Loan.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (dollars in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Claims (2)	$109	$109	$-	$-	$-
Operating lease (3)	2,823	742	1,495	586	-
Loans payable (4)	172,687	67,807	104,880	-	-
Secured line of credit (5)	5,250	5,250	-	-	-
Note payable (6)	670	-	670	-	-
Interest expense on loans payable and secured line of credit (7)	24,112	13,592	10,520	-	-

Total contractual obligations	$205,651	$87,500	$117,565	$586	$-

(1)	This table excludes the $924,000 liability relating to the Syms sponsored defined benefit pension plan. We typically fund this plan in the third quarter of the calendar year (see Note 8 – Pension Plans to the consolidated financial statements for further information).

(2)	This represents the remaining claims payments we expect to make under the multiemployer pension plan. Payments are made quarterly with the final payment being made in the first quarter of 2020.

(3)	This represents the remaining operating lease payments for our corporate office and the sales office for the 77 Greenwich project, both in New York, New York.

(4)	See Note 10 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the loans. This excludes $3.0 million of net deferred finance costs.

(5)	See Note 10 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the line of credit. This excludes $14,000 of net deferred finance costs.

(6)	This represents the note payable to our joint venture partner in connection with the financing of our portion of the equity for the January 2020 acquisition of a property in Brooklyn, New York (see Note 15 - Subsequent Events to our consolidated financial statements for further information).

(7)	This represents the estimated interest expense on the loans that are typically paid on the first business day after the month incurred based on interest rates in effect on December 31, 2019.

Capital Expenditures

We estimate that for the year ending December 31, 2020, we may incur approximately $400,000 of capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties, other than 77 Greenwich which will be funded under the 77 Greenwich Construction Facility, including our portion of our two joint venture properties. We anticipate funding these capital expenditures through a combination of issuance of equity and cash on hand, additional property level mortgage financings and operating cash flow. We currently anticipate that the proceeds available under the construction loan, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.

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

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. Federal NOLs at December 31, 2019 were approximately $241.5 million. Pursuant to the TCJA, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund in tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new rules, we had released our valuation allowance of $3.1 million in 2017 which was formerly reserved against our AMT credit carryforwards. We had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $63.7 million was recorded as of December 31, 2019.

We believe that the rights offering and the redemption of the Syms shares owned by the former majority shareholder of Syms that occurred in connection with our emergence from bankruptcy on September 14, 2012 resulted in us undergoing an “ownership change,” as that term is used in Section 382 of the Code. However, while the analysis is complex and subject to subjective determinations and uncertainties, we believe that we should qualify for treatment under Section 382(l)(5) of the Code. As a result, we believe that our NOLs are not subject to an annual limitation under Code Section 382. However, if we were to undergo a subsequent ownership change in the future, our ability to utilize our NOLs could be subject to limitation under Code Section 382. In addition, the TCJA limits the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year.

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

Critical Accounting Policies

a.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives as described in the table below:

Category	Terms
Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years

b.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

c.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during the years ended December 31, 2019, 2018 or 2017.

d.	Income Taxes – We account for income taxes under the asset and liability method as required by the provisions of Accounting Standards Codification (“ASC”) 740-10-30, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

e.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and certain other property operating expenses. As lessor, we have elected to combine the lease and non-lease components in accordance with ASC Topic 842 when reporting revenue. Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the consolidated statements of operations as “rental revenues.” Also, these reimbursements of expenses are recognized as revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, we will first apply the guidance under ASC 842 in assessing its rents receivable: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this initial assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.

f.	Stock-Based Compensation – We have granted stock-based compensation, which is described in Note 12 – Stock-Based Compensation. We account for stock-based compensation to the consolidated financial statements in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act, and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	our limited operating history;

•	our limited revenues from operations, limited cash resources and our reliance on external sources of financing to fund operations in the future;

•	our ability to execute our business plan, including as it relates to the development of our largest asset, 77 Greenwich;

•	adverse trends in the New York City residential condominium market;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;

•	competition for new acquisitions and investments;

•	risks associated with acquisitions and investments in owned and leased real estate;

•	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;

•	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;

•	risks associated with joint ventures;

•	risks associated with our debt, including the risk of default on our obligations and debt service requirements;

•	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;

•	our ability to maintain certain state tax benefits with respect to certain of our properties;

•	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;

•	loss of key personnel;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	the effects of new tax laws;

•	our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;

•	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;

•	risks associated with breaches of information technology systems;

•	stock price volatility and other risks associated with a lightly traded stock;

•	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;

•	a declining stock price may make it more difficult to raise capital in the future;

•	the influence of certain significant stockholders;

•	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;

•	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in this Annual Report on Form 10-K, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report on Form 10-K and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K or, in the case of any documents incorporated by reference in this Annual Report on Form 10-K, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Of our long-term debt, which consists of secured financings, the 77 Greenwich Construction Facility bears interest on drawn amounts at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%, points, the 237 11th Loans bears interest at a blended average rate of approximately 3.72% over the 30-day LIBOR and the line of credit bears interest at 200 basis points over the 30-day LIBOR. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2019, our debt consisted of three variable-rate secured mortgage loans payable and a promissory note with aggregate carrying values of $173.4 million and a variable-rate secured line of credit with a balance of $5.3 million. Due to the short term maturities and floating rate nature of our debt obligations, their book values approximated their fair values at December 31, 2019. Changes in market interest rates on our variable-rate debt impacts the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2019 levels, with all other variables held constant and would result in a change in our interest expense by approximately $1.8 million. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure.

As of December 31, 2019 the debt on the unconsolidated joint venture, in which we hold a 50% interest, consisted of a variable-rate secured mortgage loan payable, with a carrying value of $42.5 million (see Note 13 – Investment in Unconsolidated Joint Venture to the consolidated financial statements for further information), which approximated its fair value at December 31, 2019. A 100 basis point change in market interest rates on the loan taken out by the unconsolidated joint venture would result in a change in its interest expense by approximately $0.4 million. These amounts were determined by considering the impact of hypothetical interest rate changes on borrowing costs, and assuming no other changes in the capital structure of the joint venture.

As the information presented above includes only those exposures that existed as of December 31, 2019, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to give reasonable assurance to the timely collection, evaluation and disclosure of information relating to the Company what would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control Over Financial Reporting

Management of Trinity Place Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 as required by Exchange Act Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which appears below in this Item 9A.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from September 30, 2019 to December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Trinity Place Holdings Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule and our report dated March 13, 2020, expressed an unqualified opinion thereon.

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

March 13, 2020

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

The other information required by this Item will be set forth in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2020 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2020, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2020, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2020, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2020, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2020, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018	F-2

	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, December 31, 2018 and December 31, 2017	F-3

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017	F-4

	Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017	F-5

	Notes to Consolidated Financial Statements	F-6

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-30

Schedules other than those listed are omitted as they are not applicable or the required information has been included in the financial statements or notes thereto.

(a)(3)	Exhibits

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by us on September 6, 2012)

2.2	Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed by us on September 19, 2012)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012)

4.1	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by us on September 15, 2015)

4.2	Description of Trinity Place Holdings Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on October 2, 2013)

10.2	Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on December 31, 2014)

10.3	Investment Agreement, by and among MFP Partners, L.P. and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 15, 2015)

10.4	Investment Agreement, by and among Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on September 15, 2015)

10.5	Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on October 2, 2013)*

10.6	Amendment to Employment Agreement, dated as of September 11, 2015, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on September 15, 2015)*

10.7	Trinity Place Holdings Inc. Restricted Stock Unit Agreement, entered into as of January 28, 2016, by and between Matthew Messinger and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 1, 2016)*

10.8	Letter Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 22, 2015)*

10.9	Letter Agreement, between Trinity Place Holdings Inc. (formerly Syms Corp.) and Richard Pyontek, dated June 24, 2011 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed by us on May 10, 2016)*

10.10	Amended and Restated Trinity Place Holdings Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on June 14, 2019)*

10.11	Form of Restricted Stock Unit Agreement for employees (incorporated by reference to Exhibit 10.6 of the Form 10-K filed by us on May 30, 2014)*

10.12	Limited Liability Company Agreement of Pacolet Trinity 223 Partners, LLC, dated as of October 13, 2016 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by us on November 7, 2016)

10.13	Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of February 14, 2017 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 21, 2017)

10.14	Master Loan Agreement, between TPHGreenwich Owner LLC, as borrower and Massachusetts Mutual Life Insurance Company, as lender and administrative agent, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.15 of the Form 10-K filed by us on March 15, 2018)

10.15	Guaranty of Payment and Completion, dated as of December 22, 2017, by Trinity Place Holdings Inc. to and for the benefit of Massachusetts Mutual Life Insurance (incorporated by reference to Exhibit 10.16 of the Form 10-K filed by us on March 15, 2018)

10.16	Completion Guaranty, dated as of December 22, 2017, by Trinity Place Holdings Inc. to and for the benefit of New York City School Construction Authority (incorporated by reference to Exhibit 10.17 of the Form 10-K filed by us on March 15, 2018)

10.17	School Design, Construction, Funding and Purchase Agreement, between TPHGreenwich Owner LLC, as developer, and New York City School Construction Authority, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.18 of the Form 10-K filed by us on March 15, 2018)

10.18	Credit Agreement, dated as of December 19, 2019, among Trinity Place Holdings Inc., as Borrower, certain subsidiaries of Trinity Place Holdings Inc., from time to time party thereto, as Guarantors, the initial lenders named therein, as Initial Lenders, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.19	Warrant Agreement, dated as of December 19, 2019, among Trinity Place Holdings Inc. and TPHS Lender LLC. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.20	Registration Rights Agreement, dated as of December 19, 2019, by and between Trinity Place Holdings Inc. and the investors set forth on Schedule A thereof (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.21	Letter Agreement, dated as of December 19, 2019, between Trinity Place Holdings Inc. and TPHS Lender LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by us on December 20, 2019)

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2019, as formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 13, 2020
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 13, 2020
Steven Kahn	(Principal Financial Officer)

/s/ Richard G. Pyontek	Chief Accounting Officer	March 13, 2020
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 13, 2020
Alexander Matina

/s/ Jeffrey Citrin	Director	March 13, 2020
Jeffrey Citrin

/s/ Alan Cohen	Director	March 13, 2020
Alan Cohen

/s/ Joanne Minieri	Director	March 13, 2020
Joanne Minieri

/s/ Keith Pattiz	Director	March 13, 2020
Keith Pattiz

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2020, expressed an unqualified opinion thereon.

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

New York, New York

March 13, 2020

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Real estate, net	$293,226	$213,064
Cash and cash equivalents	9,196	11,496
Restricted cash	9,474	2,529
Prepaid expenses and other assets, net	9,097	3,498
Investment in unconsolidated joint venture	10,673	11,526
Receivables	1,836	3,413
Deferred rents receivable	6	584
Right-of-use asset	1,904	-
Intangible assets, net	9,912	10,652
Total assets	$345,324	$256,762
LIABILITIES
Loans payable, net	$169,735	$123,333
Secured line of credit, net	5,236	-
Note payable	670	-
Deferred real estate deposits	82,856	49,247
Accounts payable and accrued expenses	22,243	20,983
Pension liabilities	1,033	3,738
Lease liability	2,065	-
Warrant liability	1,795	-
Total liabilities	285,633	197,301

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 37,612,465 and 37,161,068 shares issued at December 31, 2019 and December 31, 2018, respectively; 31,881,961 and 31,647,284 shares outstanding at December 31, 2019 and December 31, 2018, respectively	376	372
Additional paid-in capital	134,217	132,831
Treasury stock (5,730,504 and 5,513,784 shares at December 31, 2019 and December 31, 2018, respectively)	(55,731)	(54,758)
Accumulated other comprehensive loss	(3,174)	(3,518)
Accumulated deficit	(15,997)	(15,466)

Total stockholders' equity	59,691	59,461

Total liabilities and stockholders' equity	$345,324	$256,762

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Year Ended December 31,2019	For the Year Ended December 31,2018	For the Year Ended December 31,2017
Revenues
Rental revenues	$4,062	$3,715	$1,862

Total revenues	4,062	3,715	1,862

Operating Expenses
Property operating expenses	5,328	1,904	850
Real estate taxes	328	321	467
General and administrative	5,349	5,492	5,375
Pension related costs	733	236	203
Transaction related costs	167	382	83
Depreciation and amortization	2,977	2,463	544
Costs relating to demolished asset	-	-	3,426

Total operating expenses	14,882	10,798	10,948

Gain on sale of real estate	9,521	-	3,853

Equity in net loss from unconsolidated joint venture	(819)	(728)	(1,057)
Interest income, net	67	212	215
Reduction of claims liability	-	-	1,043

Loss before taxes	(2,051)	(7,599)	(5,032)

Tax (expense) benefit	(128)	(290)	3,011

Net loss attributable to common stockholders	$(2,179)	$(7,889)	$(2,021)

Other comprehensive gain (loss):
Unrealized gain (loss) on pension liability	344	(786)	429

Comprehensive loss attributable to common stockholders	$(1,835)	$(8,675)	$(1,592)

Loss per share - basic and diluted	$(0.07)	$(0.25)	$(0.07)

Weighted average number of common shares - basic and diluted	31,915	31,607	30,451

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance as of December 31, 2016	30,680	$307	$87,521	(5,016)	$(51,086)	$(5,556)	$(3,161)	$28,025

Net loss available to common stockholders	-	-	-	-	-	(2,021)	-	(2,021)
Sale of common stock, net	5,472	55	40,506	-	-	-	-	40,561
Settlement of stock awards	651	6	-	(335)	(2,580)	-	-	(2,574)
Unrealized gain on pension liability	-	-	-	-	-	-	429	429
Stock-based compensation expense	-	-	2,870	-	-	-	-	2,870

Balance as of December 31, 2017	36,803	$368	$130,897	(5,351)	$(53,666)	$(7,577)	$(2,732)	$67,290

Net loss available to common stockholders	-	-	-	-	-	(7,889)	-	(7,889)
Settlement of stock awards	358	4	-	(163)	(1,092)	-	-	(1,088)
Unrealized loss on pension liability	-	-	-	-	-	-	(786)	(786)
Stock-based compensation expense	-	-	1,934	-	-	-	-	1,934

Balance as of December 31, 2018	37,161	$372	$132,831	(5,514)	$(54,758)	$(15,466)	$(3,518)	$59,461

Net loss available to common stockholders	-	-	-	-	-	(2,179)	-	(2,179)
Settlement of stock awards	451	4	-	(187)	(776)	-	-	(772)
Unrealized gain on pension liability	-	-	-	-	-	1,648	344	1,992
Stock-based compensation expense	-	-	1,386	-	-	-	-	1,386
Stock buy-back	-	-	-	(30)	(197)	-	-	(197)

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(2,179)	$(7,889)	$(2,021)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	2,977	2,463	544
Amortization of deferred finance costs	-	532	255
Write-off of costs relating to demolished asset	-	-	1,585
Stock-based compensation expense	905	1,269	1,225
Gain on sale of real estate	(9,521)	-	(3,853)
Deferred rents receivable	578	(36)	(5)
Other non-cash adjustments - pension expense	1,992	-	-
Equity in net loss from unconsolidated joint venture	819	728	1,057
Distribution from unconsolidated joint venture	33	280	419
Decrease (Increase) in operating assets:
Receivables	1,577	4	(3,197)
Prepaid expenses and other assets, net	278	286	(2,456)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,649	975	212
Pension liabilities	(2,705)	(1,283)	(1,277)
Net cash used in operating activities	(3,597)	(2,671)	(7,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	-	(81,960)	-
Additions to real estate	(91,847)	(58,909)	(16,788)
Deferred real estate deposits	33,609	49,247	-
Net proceeds from the sale of real estate	18,812	-	15,232
Investment in unconsolidated joint venture	-	-	(70)
Net cash used in investing activities	(39,426)	(91,622)	(1,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and line of credit	62,725	87,037	32,302
Payment of finance costs	(1,531)	(1,820)	(5,328)
Repayment of loan and secured line of credit	(12,557)	-	(40,000)
Settlement of stock awards	(772)	(1,088)	(2,574)
Stock buy-back	(197)	-	-
Proceeds from sale of common stock, net	-	-	40,561
Net cash provided by financing activities	47,668	84,129	24,961

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,645	(10,164)	15,823
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	14,025	24,189	8,366
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,670	$14,025	$24,189

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$11,496	$15,273	$4,678
RESTRICTED CASH, BEGINNING OF PERIOD	2,529	8,916	3,688
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$14,025	$24,189	$8,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,196	$11,496	$15,273
RESTRICTED CASH, END OF PERIOD	9,474	2,529	8,916
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,670	$14,025	$24,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,631	$6,969	$2,467
Taxes	$352	$268	$135

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$12,698	$16,574	$10,175
Capitalized amortization of deferred financing costs and lease commissions	$2,737	$1,986	$487
Capitalized stock-based compensation expense	$480	$665	$1,645
Right-of-use asset	$1,904	$-	$-
Lease liabilities	$(2,065)	$-	$-
Warrant liability	$(1,795)	$-	$-

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly built 95-unit multi-family property known as The Berkley, and a 10% interest in a 234-unit multi-family property located one block from the Berkley at 250 North 10th Street (“250 North 10th Street”) acquired in January 2020, also in Brooklyn, New York. In addition we own a property occupied by a retail tenant in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $241.5 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2019, which can be used to reduce our future taxable income and capital gains.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint venture, The Berkley, is included in our consolidated statements of operations and comprehensive loss (see Note 13 - Investment in Unconsolidated Joint Venture for further information). All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2019 and December 31, 2018, we did not have any interests in VIEs.

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

b.	Investment in Unconsolidated Joint Venture - We account for our investment in an unconsolidated joint venture, The Berkley, under the equity method of accounting (see Note 13 - Investment in Unconsolidated Joint Venture for further information). We also assess our investment in the unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint ventures’ projected cash flows. We do not believe that the value of our equity investment was impaired at either December 31, 2019 or December 31, 2018.

c.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally insured limits.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives as described in the table below:

Category	Terms
Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. No provision for impairment was recorded during any of the years ended December 31, 2019, 2018 and 2017.

i.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

j.	Cash and Cash Equivalents - Cash and cash equivalents include securities with original maturities of three months or less when purchased.

k.	Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 10 - Loans Payable and Secured Line of Credit for further information) and tenant related security deposits.

l.	Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, we have elected to combine the lease and non-lease component in accordance with ASC Topic 842 when reporting revenue. Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the consolidated statements of operations and comprehensive loss as “rental revenues.” Also, these reimbursements of expenses are recognized as revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, we will first apply the guidance under ASC 842 in assessing our rents receivable: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this initial assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.

m.	Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

n.	Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2019 and December 31, 2018, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2019, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

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

We are subject to certain federal, state and local income and franchise taxes.

o.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable as 757,605 restricted stock units that have vested but not yet settled and 7,179,000 warrants exercisable at $6.50 per share were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the periods presented.

p.	Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had a balance of $3.0 million at December 31, 2019. Costs for our $70 million line of credit are included in prepaid expenses and other assets, net and have a balance of $5.0 million at December 31, 2019. Deferred finance costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

q.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew retail operating leases and they are amortized to depreciation and amortization on a straight-line basis over the related non-cancelable lease term. Lease costs incurred under our residential leases are expensed as incurred.

r.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital in stockholders’ equity.

s.	Reclassifications - Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. The reclassifications include “rental revenues” and “tenant reimbursements” for the year ended December 31, 2018 of $3.2 million and $474,000, respectively, and “rental revenues” and “tenant reimbursements” for the year ended December 31, 2017 of $1.3 million and $541,000, respectively, were combined into rental revenues on our consolidated statements of operations and comprehensive loss to conform with current year presentation.

Accounting Standards Updates

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard discussed above. We have no sales-type leases. As lessee, we are party to an office lease with a present value of future payment obligations of $2.4 million as of January 1, 2019 (see Note 9 - Commitments), and as such we recorded right-of-use assets and corresponding lease liabilities upon the adoption of ASU 2016-02 on January 1, 2019 in this amount. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have elected this optional transition method, although it resulted in no cumulative-effect adjustment. As lessor, for reporting revenue, we have elected to combine the lease and non-lease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842. Also, we have elected the ‘package or practical expedients’ approach which allows us not to reassess our previous conclusions about lease identification, lease classification and initial direct costs.

NOTE 3 – REAL ESTATE, NET

As of December 31, 2019 and 2018, real estate, net consisted of the following (dollars in thousands):

	December 31, 2019	December 31, 2018
Real estate under development	$225,673	$137,666
Building and building improvements	41,358	47,190
Tenant improvements	125	731
Furniture and fixtures	708	694
Land and land improvements	27,939	30,391
	295,803	216,672
Less: accumulated depreciation	2,577	3,608
	$293,226	$213,064

Real estate under development as of December 31, 2019 and December 31, 2018 included 77 Greenwich and the Paramus, New Jersey property. Building and building improvements, tenant improvements and land and land improvements included 237 11th property at December 31, 2019, and 237 11th and the West Palm Beach, Florida property at December 31, 2018. Furniture and fixtures included 237 11th at December 31, 2019 and December 31, 2018.

Depreciation expense amounted to approximately $1.6 million, $1.2 million and $246,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Acquisitions

In May 2018, we closed on the acquisition of 237 11th, a newly built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million.  The acquisition was funded through acquisition financing and cash on hand.  Due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time. Until the litigation and potential litigation and/or settlement negotiations are resolved, there will be significant cash outflows for repairs and remediation costs which work commenced in September 2019. Occupancy continues to decrease as tenants vacate due to the ongoing remediation work.

We allocate the purchase price of real estate to land and land improvements and building and building improvements (inclusive of tenant improvements), and intangibles, such as the value of above-market and below-market leases, real estate tax abatements and origination costs associated with the in-place leases. We depreciate the amount allocated to building and building improvements over their estimated useful lives, which generally range from one year to 27.5 years. We amortize the amount allocated to values associated with real estate tax abatement over the estimated period of benefit which is 15 years for 237 11th. We amortize the amount allocated to the above-market and below-market leases over the remaining term of the associated lease, which generally range from one to two years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally range from one to two years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the shorter of their useful life or the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As of December 31, 2019, intangible assets, net consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $1.2 million. Amortization expense amounted to $740,000 for the year ended December 31, 2019 and $448,000 for period from May 24, 2018, the date of acquisition for 237 11th, through December 31, 2018.

As of December 31, 2019, the estimated annual amortization of intangible assets for each of the five succeeding years and thereafter is as follows (dollars in thousands):

Year	Real Estate Tax Abatement Amortization
2020	$740
2021	740
2022	740
2023	740
2024	740
Thereafter	6,212

Through a wholly-owned subsidiary, we entered into an agreement with the New York City School Construction Authority (the "SCA"), whereby we will construct a school that will be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA will pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school (including payment of a construction supervision fee of approximately $5.0 million to us). Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through 2020 for the construction supervision fee, with an aggregate of $44.1 million having been paid to us as of December 31, 2019. We have also received an aggregate of $41.3 million in reimbursable construction costs from the SCA through December 31, 2019. The payments and reimbursements have been recorded as deferred real estate deposits on the consolidated balance sheets. Upon Substantial Completion, as defined in our agreement with the SCA, the SCA will close on the purchase of the school condominium unit from us, which is anticipated to occur during the spring of 2020, at which point title will transfer to the SCA. Under the agreement, we are required to substantially complete construction of the school by September 6, 2023. To secure our obligations with the SCA, the 77 Greenwich property has been ground leased to the SCA and leased back to us until title to the school is transferred to the SCA. We have also guaranteed certain obligations with respect to the construction of the school.

The ultimate sale of the school condominium unit will be recognized when control of the asset is transferred to the buyer. This generally will include transfer of title of the school condominium, which is expected to occur in the spring of 2020. As payments from the SCA are received, the amounts will be recorded on the balance sheets as deferred real estate deposits until sales criteria are satisfied.

Disposition

We disposed of the West Palm Beach, Florida property on November 23, 2019 for a sales price of $19.6 million. The balance of the West Palm Beach loan of $10.6 million was repaid simultaneously when we sold the West Palm Beach, Florida property and we recorded a gain on sale of approximately $9.5 million.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2019 and 2018, prepaid expenses and other assets, net include the following (dollars in thousands):

	December 31, 2019	December 31, 2018
Trademarks and customer lists	$2,090	$2,090
Prepaid expenses	797	1,616
Lease commissions	1,565	1,309
Deferred finance costs	6,798	-
Other	2,641	2,052
	13,891	7,067
Less: accumulated amortization	4,794	3,569
	$9,097	$3,498

NOTE 5 – INCOME TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Current:
Federal	$-	$-	$-
State	128	290	171
	$128	$290	$171
Deferred:
Federal	$-	$-	$(3,182)
State	-	-	-
	$-	$-	$(3,182)

Tax expense (benefit)	$128	$290	$(3,011)

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State taxes	49.7%	17.1%	-0.7%
Permanent non-deductible expenses	-5.6%	-1.7%	-10.5%
Federal rate change	0.0%	0.0%	-654.5%
AMT credit calculation allowance release	0.0%	0.0%	61.6%
Change of valuation allowance	-71.3%	-40.2%	630.0%

Effective income tax rate	-6.2%	-3.8%	60.9%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Pension costs	$165	$602
Charitable contributions	21	22
Net operating loss carry forwards	61,124	53,901
Depreciation (including air rights)	5,035	5,756
Lease liability	650	-
Other	93	141
Deferred gain on sale	-	4,987
Investment in joint venture	382	355
Accrued expenses	80	178
Total deferred tax assets	$67,550	$65,942
Valuation allowance	(63,709)	(62,127)
Deferred tax asset after valuation allowance	$3,841	$3,815

Deferred tax liabilities:
Intangibles	$(3,242)	$(3,815)
Right-of-use asset	(599)	-
Total deferred tax liabilities	$(3,841)	$(3,815)
Net deferred tax assets	$-	$-

Current deferred tax assets	$-	$-
Long-term deferred tax assets	-	-
Total deferred tax assets	$-	$-

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

As part of the TCJA, the U.S. corporate income tax rate applicable to us decreased from 35% to 21%. This rate change resulted in the re-measurement of our net deferred tax asset (“DTA”) as of December 31, 2017. The effect was approximately a $33.7 million decrease in the DTA, which was completely offset by a decrease in the valuation allowance by the same amount.

Pursuant to the TCJA, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund in tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new rules, as of December 31, 2017 we had released the valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards and we had recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release, which was included in receivables, net on the consolidated balance sheets. We received approximately $1.6 million of the refund receivable in October 2019.

Our accounting for the above elements of the TCJA was completed in 2018.

Other

At December 31, 2019, we had federal NOLs of approximately $241.5 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carryover indefinitely. At December 31, 2019, we also had state NOLs of approximately $122.2 million. These state NOLs have various expiration dates through 2039, if applicable. We also had the New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $63.7 million and $62.1 million as of December 31, 2019 and December 31, 2018, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in equity.

NOTE 6 – RENTAL REVENUE

Our retail property located in Paramus, New Jersey is 100% leased to two tenants as of December 31, 2019 with leases expiring through 2021.

Our multi-family property at 237 11th is occupied by tenants who have leases ranging from one to two years and a retail tenant with a lease expiration in 2027.

Future minimum rentals under non-cancellable tenant operating leases (excluding license agreements) as of December 31, 2019 are as follows (dollars in thousands):

Year	Future Minimum Rentals
2020	$861
2021	289
2022	165
2023	130
2024	130
Thereafter	348
$1,923

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the loans payable and the secured line of credit approximated their carrying value as they are variable-rate instruments.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2019. The fair value of pension plan assets was $13.0 million at December 31, 2019. These assets are valued in active liquid markets.

NOTE 8 – PENSION PLANS

Defined Benefit Pension Plan

Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of December 31, 2019 and 2018, we had a recorded liability of $924,000 and $2.8 million, respectively, which is included in pension liabilities on the accompanying consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.9 million to the Syms sponsored plan from September 17, 2012 through December 31, 2019. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000, $470,000 and $460,000 to the Syms sponsored plan during the years ended December 31, 2019, 2018 and 2017, respectively.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$13,668	$14,620
Interest cost	644	666
Actuarial loss (gain)	410	(630)
Gross benefits paid	(789)	(988)
Net benefit obligation - end of period	$13,933	$13,668

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$10,852	$12,120
Employer contributions	400	470
Gross benefits paid	(789)	(988)
Return (loss) on plan assets	2,546	(750)
Fair value of plan assets - end of period	$13,009	$10,852

Un-funded status at end of period	$(924)	$(2,816)

The pension expense includes the following components (dollars in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
COMPONENTS OF NET PERIODIC COST:
Interest cost	$644	$666	$697
(Gain) loss on assets	(628)	750	(1,421)
Amortization of loss (gain)	484	(990)	1,241
Net periodic cost	$500	$426	$517

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%	0.0%

The expected long-term rate of return on plan assets was 6% for the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019 the benefits expected to be paid in the next five fiscal years and then in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount
2020	$867
2021	896
2022	917
2023	931
2024	944
2025-2030	4,929

The fair values and asset allocation of our plan assets as of December 31, 2019 and 2018 and the target allocation for fiscal 2019, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2019		December 31, 2018
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value	Assets	Fair Value (1)	Assets
Cash and equivalents	0% to 10%	$835	6%	$557	5%
Equity securities	40% to 57%	8,019	62%	6,460	58%
Fixed income securities	35% to 50%	4,155	32%	4,121	37%
Total		$13,009	100%	$11,138	100%

(1)	The fair value balance at December 31, 2018 includes a $286,000 past due payable which was distributed in the first half of 2019.

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheets the unfunded status of the benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Multiemployer Pension Plans

Certain Syms employees were covered by collective bargaining agreements and participated in various multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. As a result of the complete withdrawal, we were obligated to pay a withdrawal liability to one of these pension plans through the first quarter of 2020. We had a liability of approximately $109,000 and $922,000 as of December 31, 2019 and 2018, respectively, related to this plan which is included in pension liabilities on the accompanying consolidated balance sheets. We are required to make quarterly payments in the amount of approximately $203,000 until this liability is completely paid, which occurred with the final payment in the first quarter of 2020. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid a total of approximately $6.8 million to the various multiemployer plans from September 17, 2012 through December 31, 2019, of which approximately $813,000 was funded to the remaining multiemployer plan during each of the years ended December 31, 2019 and 2018. Our final payment, of approximately $109,000, was made in January 2020.

The trustees for the multiemployer pension plan to which the January 2020 payment was made have claimed that notwithstanding the plain language of the Plan as approved by the confirmation order entered by the Bankruptcy Court, the multiemployer pension plan is due additional sums in excess of the claim amount set forth in the Plan. We have advised the trustees for the multiemployer pension plan that if an action is taken to pursue a further claim against the Company, they will be in violation of the permanent injunction under the Plan and confirmation order and we will petition the Bankruptcy Court to enforce the permanent injunction, including seeking attorneys’ fees and costs.

401(k) Plan – We have established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $67,000, $65,000 and $55,000 in matching contributions to this plan during the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 9 – COMMITMENTS

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $439,000, $348,000 and $256,000 for the years ended December 31, 2019, 2018 and 2017. The lease for our sales office for 77 Greenwich located at 17 State Street, New York, New York expires on May 31, 2021. Rent expense paid for this operating lease was approximately $366,000, $108,000 and no expense for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining lease obligation, excluding any extension options, for our corporate office and the sales office is as follows (dollars in thousands):

Year Ended	Future Minimum Rentals
2020	$742
2021	555
2022	470
2023	470
2024	470
Thereafter	116
Total undiscounted lease payments	$2,823
Discount	$(387)
Commitments due	$2,436

b.	Legal Proceedings - In the normal course of business, we are party to routine legal proceedings. Based on available information and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position.

NOTE 10 – LOANS PAYABLE AND SECURED LINE OF CREDIT

Loans Payable

Corporate Loan

On December 19, 2019, we entered into a Credit Agreement (the “Credit Agreement”) with an affiliate of a global institutional management firm as initial lender (the “Lender”), and Trimont Real Estate Advisors, LLC, as administrative agent, pursuant to which the Lender agreed to extend credit to us in multiple draws aggregating $70.0 million, which may be increased by $25.0 million (the “Loan”), subject to satisfaction of certain conditions and the consent of the Lender. Draws under the Loan may be made during the 32-month period following the closing date of the Loan (the “Closing Date”). The Loan matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Loan may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and for general corporate purposes and working capital. The Loan was undrawn at closing and at December 31, 2019.

The Loan bears interest at a rate per annum equal to the sum of (i) 5.25% (the “PIK Interest Rate”) and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the Closing Date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date, equals 4.0%, subject to increase during the extension periods. A $2.45 million commitment fee is payable 50% on the initial draw and 50% as amounts under the Loan are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Loan repayments. The Loan may be prepaid at any time subject to a prepayment premium on the portion of the Loan being repaid. The Loan is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Loan. Upon final repayment of the Loan, a multiple on invested capital, or MOIC, amount equal to 130% of the initial Loan amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts together with the aggregate amount of principal repaid are less than the MOIC amount. The collateral for the Loan consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge thereof is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

The Credit Agreement provides that we and our subsidiaries, as defined in the Credit Agreement, must comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding corporate loan to value, net worth and liquidity. Under the Credit Agreement, we are permitted to repurchase up to $2.0 million of our common stock, par value $0.01 per share pursuant to board approved programs with Loan proceeds, $1.5 million with other sources of cash and otherwise subject to the consent of the required lenders. The Credit Agreement also provides for certain events of default. The Credit Agreement provides for a guaranty of the Loan obligations by the other loan party subsidiaries of ours.

Pursuant to the terms of the Credit Agreement, so long as the Loan is outstanding and the Lender is owed or holds greater than 50% of the sum of (x) the aggregate principal amount of the Loan outstanding and (y) the aggregate unused commitments, the Lender will have the right to appoint one member of our and each subsidiary’s board of directors or equivalent governing body (the “Designee”). At the election of the Lender, a board observer may be selected in lieu of a board member. The Designee may also sit on up to three committees of the board of directors or equivalent governing body of ours and each subsidiary of the Designee’s choosing from time to time. The Designee will be entitled to receive customary reimbursement of expenses incurred in connection with his or her service as a member of the board and/or any committee thereof but will not, except in the case of an independent director, receive compensation for such service.

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC (the “237 11th Loans”), bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one year extension option upon satisfaction of certain conditions. The 237 11th Loans are non-recourse to us except for environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective interest rate at December 31, 2019 and December 31, 2018 was approximately 5.48% and 6.22%, respectively. The 237 11th Loans are prepayable at any time in whole, provided that prepayment of the mortgage loan must be accompanied by prepayment of the mezzanine loan, and under certain circumstances in part, upon payment, in the case of the mortgage loan, of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable), and, in the case of the mezzanine loan, with no fee. The mezzanine loan was repaid in full on February 20, 2020.

The collateral for the 237 11th mortgage loan is the fee interest of our subsidiary in 237 11th and the collateral for the 237 11th mezzanine loan is our equity interests in the mortgage loan borrower. The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lenders to declare the 237 11th Loans due and payable, among other remedies. As of December 31, 2019, we were in compliance with all covenants of the 237 11th Loans.

77 Greenwich Construction Facility

On December 22, 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “77 Greenwich Lender”). We draw down proceeds as costs related to the construction are incurred for 77 Greenwich for the construction of the new mixed-use building. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $104.9 million and $51.5 million on the 77 Greenwich Construction Facility at December 31, 2019 and 2018, respectively, of which at December 31, 2019, $7.0 million is collateralizing letters of credit securing our obligation with the New York City MTA to upgrade the subway entrance.

The 77 Greenwich Construction Facility has a four-year term with one extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the 77 Greenwich Lender. The 77 Greenwich Construction Facility bears interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate at December 31, 2019 and December 31, 2018 was 10.01% and 10.60%, respectively. The 77 Greenwich Construction Facility provides for certain interest payments to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the 77 Greenwich Lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before a completion date that is forty-two (42) months following the closing of the 77 Greenwich Construction Facility, subject to certain exceptions.

In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements including the Company maintaining liquidity of at least $15.0 million, consisting of unrestricted cash and, for up to 50% of the requirement, qualified lines of credit, and additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. In addition, the liquidity requirement will decrease to $10.0 million upon transfer of the school condominium to the SCA, which is anticipated to occur during the spring of 2020. We also entered into certain completion and other guarantees with the 77 Greenwich Lender and the SCA in connection with the 77 Greenwich Construction Facility. As of December 31, 2019, we were in compliance with all covenants of the 77 Greenwich Construction Facility.

On December 22, 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The fair value of the interest rate cap as of December 31, 2019 and 2018 was approximately zero and $497,000, respectively, and is recorded in prepaid expenses and other assets, net in our consolidated balance sheets. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the year ended December 31, 2019, the approximate $497,000 change in value of this instrument had been recorded as interest expense and subsequently capitalized to real estate, net.

West Palm Beach, Florida Loan

On May 11, 2016, our subsidiary that owns our West Palm Beach, Florida property commonly known as The Shoppes at Forest Hill, entered into a loan agreement with Citizens Bank National Association, as lender (the “WPB Lender”), pursuant to which the WPB Lender agreed to provide a loan in the amount of up to $12.6 million, subject to the terms and conditions as set forth in the loan agreement (the “WPB Loan”). The WPB Loan required interest-only payments and bore interest at 30-day LIBOR plus 230 basis points. The balance of the WPB Loan of $10.6 million was repaid when we sold the West Palm Beach, Florida property in November 2019.

Secured Line of Credit

Our $9.1 million line of credit with Sterling National Bank, which is secured by the Paramus, New Jersey property, was increased to $11.0 million in September 2017, and the maturity date was extended to February 22, 2019. The line of credit was further increased to $12.75 million in December 2018 and the maturity date was extended to March 21, 2021. The line of credit, which prior to December 2018 bore interest, for drawn amounts only, at 100 basis points over Prime, as defined in the underlying credit agreement, now bears interest at 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. This secured line of credit had an outstanding balance of $5.3 million and an effective interest rate of 3.76% as of December 31, 2019.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of December 31, 2019, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal
2020 (1)	$73,057
2021	-
2022	104,880
2023	670
2024	-

178,607

Less: deferred finance costs, net	(2,966)

Total loans, secured line of credit, and note payable, net	$175,641

(1) Approximately $15.4 million was paid off in February 2020 (see Note 15- Subsequent Events.)

Interest

Consolidated interest (income) expense, net includes the following (dollars in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest expense	$13,513	$6,848	$2,488
Interest capitalized	(13,513)	(6,848)	(2,488)
Interest income	(67)	(212)	(215)
Interest income, net	$(67)	$(212)	$(215)

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of December 31, 2019 and December 31, 2018, there were 37,612,465 shares and 37,161,068 shares of common stock issued, respectively, and 31,881,961 shares and 31,647,284 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our corporate credit facility (see Note 10 – Loans Payable and Secured Line of Credit – Loans Payable – Corporate Loan) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. The Warrants are exercisable immediately and have an exercise price of $6.50 per share (the “Exercise Price”), payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.

The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrant will be accounted for under the liability method. The change in fair value of the Warrants will be recorded as an unrealized gain or loss in the statement of operations.

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Credit Agreement described above in Note 10, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Credit Agreement.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. During the year ended December 31, 2017, we sold 2,492 shares of our common stock for aggregate gross proceeds of approximately $23,000 at a weighted average price of $9.32 per share. We did not sell any shares through this program in 2018 or 2019. The sale agreement with our broker expired in accordance with its term on June 30, 2019 and was not extended.

Share Repurchase Program

In December 2019, our Board of Directors approved a share repurchase program under which we can purchase up to $5.0 million of shares of our common stock. As of December 31, 2019, we had purchased 49,394 shares of our common stock for approximately $149,000 at a weighted average price per share of $3.01 under the stock repurchase program, not including approximately $48,000 of professional fees incurred to establish the share repurchase program. Of the 49,394 shares that were purchased, there were 19,551 shares that did not settle until January 2020 and therefore those shares are still included in net shares outstanding at December 31, 2019. As of December 31, 2019, we have approximately $4.8 million value of shares that may yet be purchased under the share repurchase program.

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

NOTE 12 – STOCK-BASED COMPENSATION

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares. Our SIP activity as of December 31, 2019 and December 31, 2018 was as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Balance available, beginning of period	340,760	-	541,319	-
Additional shares approved by stockholders	1,000,000	-	-	-
Granted to employees	(267,000)	$4.15	(176,000)	$6.49
Granted to non-employee directors	(13,050)	$3.98	(10,223)	$6.78
Deferred under non-employee director's deferral program	(43,175)	$3.98	(14,336)	$6.73
Balance available, end of period	1,017,535	-	340,760	-

Restricted Stock Units

We grant RSUs to certain employees and executive officers as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the year ended December 31, 2019, we granted 267,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $674,000 in compensation expense related to these shares was amortized during the year ended December 31, 2019, of which approximately $250,000 was capitalized into real estate under development.

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2019, 2018 and 2017 totaled $859,000, $1.2 million, and $1.1 million, respectively, which is net of $480,000, $665,000 and $1.6 million, capitalized as part of real estate under development, respectively.

	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	381,167	$6.39	677,734	$6.44	1,621,235	$6.38
Granted RSUs	267,000	$4.15	176,000	$6.49	48,600	$7.46
Vested	(194,833)	$5.98	(472,567)	$6.20	(992,101)	$6.45
Non-vested at end of period	453,334	$5.00	381,167	$6.39	677,734	$6.44

As of December 31, 2019, there was approximately $606,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2020.

During the year ended December 31, 2019, we issued 438,347 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 186,877 shares to provide for the employees’ withholding tax liabilities.

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

As of December 31, 2019 and 2018 a total of 63,154 and 19,979 stock units, respectively, have been deferred under the Deferral Program.

NOTE 13 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture (the “Berkley Joint Venture”) formed to acquire and operate 223 North 8th Street, Brooklyn, New York, a newly constructed 95-unit multi-family property, known as The Berkley. On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkley Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Berkley Loan bears interest at the 30-day LIBOR rate plus 216 basis points, is interest only for five years, is pre-payable after two years with a 1% prepayment premium and has covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner are joint and several recourse carve-out guarantors under the Berkley Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 3.92% at December 31, 2019 and 4.66% at December 31, 2018.

As we do not control this joint venture, we account for it under the equity method of accounting.

The balance sheets for the unconsolidated joint venture at December 31, 2019 and 2018 are as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
ASSETS

Real estate, net	$50,508	$51,802
Cash and cash equivalents	344	201
Restricted cash	435	392
Tenant and other receivables, net	42	39
Prepaid expenses and other assets, net	66	43
Intangible assets, net	11,757	12,293
Total assets	$63,152	$64,770

LIABILITIES

Mortgage payable, net	$41,207	$41,135
Accounts payable and accrued expenses	598	583
Total liabilities	41,805	41,718

MEMBERS' EQUITY

Members' equity	27,169	27,236
Accumulated deficit	(5,822)	(4,184)
Total members' equity	21,347	23,052

Total liabilities and members' equity	$63,152	$64,770

Our investment in unconsolidated joint venture	$10,673	$11,526

The statements of operations for the unconsolidated joint venture for the years ended December 31, 2019, 2018, and 2017 are as follows (dollars in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Revenues
Rental revenues	$3,314	$3,447	$3,372

Total revenues	3,314	3,447	3,372

Operating Expenses
Property operating expenses	956	1,033	944
Real estate taxes	45	45	47
General and administrative	10	7	26
Amortization	536	536	1,533
Depreciation	1,328	1,318	1,310

Total operating expenses	2,875	2,939	3,860

Operating income (loss)	439	508	(488)

Interest expense, net	(1,905)	(1,791)	(1,452)
Interest expense -amortization of deferred finance costs	(172)	(172)	(173)

Net loss	$(1,638)	$(1,455)	$(2,113)

Our equity in net loss from unconsolidated joint venture	$(819)	$(728)	$(1,057)

NOTE 14 – QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects quarterly consolidated statements of operations for the periods indicated (dollars in thousands, except per share amounts):

	For the Year Ended December 31, 2019
	January 1, 2019 to March 31, 2019	April 1, 2019 to June 30, 2019	July 1, 2019 to September 30, 2019	October 1, 2019 to December 31, 2019
Revenues
Rental revenues	$1,293	$1,281	$946	$542

Total revenues	1,293	1,281	946	542

Operating Expenses
Property operating expenses	680	816	1,191	2,641
Real estate taxes	84	90	90	64
General and administrative	1,313	1,373	1,286	1,377
Pension related costs	183	183	183	184
Transaction related costs	25	112	29	1
Depreciation and amortization	940	837	600	600

Total operating expenses	3,225	3,411	3,379	4,867

Gain on sale of real estate	-	-	-	9,521

Equity in net loss from unconsolidated joint venture	(221)	(186)	(218)	(194)
Interest income, net	21	18	14	14

(Loss) income before taxes	(2,132)	(2,298)	(2,637)	5,016

Tax (expense) income	(81)	(110)	(8)	71

Net (loss) income attributable to common stockholders	$(2,213)	$(2,408)	$(2,645)	$5,087

(Loss) income per share - basic and diluted	$(0.07)	$(0.08)	$(0.08)	$0.16

Weighted average number of common shares - basic and diluted	31,796	31,918	31,953	31,972

	For the Year Ended December 31, 2018
	January 1, 2018 to March 31, 2018	April 1, 2018 to June 30, 2018	July 1, 2018 to September 30, 2018	October 1, 2018 to December 31, 2018
Revenues
Rental revenues	$397	$673	$1,298	$1,347

Total revenues	397	673	1,298	1,347

Operating expenses
Property operating expenses	187	382	598	737
Real estate taxes	78	81	85	77
General and administrative	1,424	1,413	1,280	1,375
Pension related costs	50	50	50	86
Transaction related costs	-	-	170	212
Depreciation and amortization	129	515	1,193	626

Total operating expenses	1,868	2,441	3,376	3,113

Equity in net loss from unconsolidated joint venture	(117)	(139)	(236)	(236)
Interest income, net	53	93	36	30

Loss before tax expense	(1,535)	(1,814)	(2,278)	(1,972)

Tax expense	(23)	(27)	(26)	(214)

Net loss attributable to common stockholders	$(1,558)	$(1,841)	$(2,304)	$(2,186)

Loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.07)	$(0.07)

Weighted average number of common shares - basic and diluted	31,531	31,612	31,639	31,647

NOTE 15 – SUBSEQUENT EVENTS

Joint venture – property acquisition

Through a wholly-owned subsidiary, we own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th Street JV”) formed to acquire and operate the property located at 250 North 10th Street (the “Property”), a 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the joint venture closed on the acquisition of the property through a wholly-owned special purpose entity for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Loan”) secured by the Property and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million (of which $0.7 million was outstanding at December 31, 2019) (“Partner Loan”) was funded through a loan from our joint venture partner. This Partner Loan bears interest at 7% and is prepayable any time within its 4 year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Loan bears interest at 3.39% for the duration of the loan term and has covenants, defaults, and a non-recourse carve out guaranty executed by the Company. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

Loan refinancing

On February 20, 2020, we repaid in full the $15.4 million mezzanine loan in respect of 237 11th.

On February 28, 2020, in connection with a refinancing, the Berkley Joint Venture repaid the Berkley Loan in full. The new 7-year, $33.0 million loan bears interest at a fixed rate of 2.717% and is interest only during the initial five years. It is pre-payable at any time and can be upsized by up to $6.0 million under certain circumstances.

In March 2020, the maturity date for the secured line of credit, which is secured by the Paramus, New Jersey property, was extended to March 21, 2021.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(dollars in thousands)

		Initial Cost					Amounts at which Carried at December 31, 2019
Property Description	Encumbrances (1)	Land and Land Improvements	Real Estate Under Development	Building, Building and Tenant Improvements (2)	Cost Capitalized Subsequent to Acquisition	Building, Building and Tenant Improvements (2)	Land	Real Estate Under Development	Building, Building and Tenant Improvements (2)	Total	Accumulated Depreciation	Date of Acquisition (A) / Construction (C)
77 Greenwich, NY	$102,285	$-	$16,634	$-	$201,986	$-	$-	$218,620	$-	$218,620	$-	1990(A)

Brooklyn, New York	67,456	27,939	-	42,177	-	14	27,939	-	42,191	70,130	2,577	2018 (A) / 2017 (C)

Paramus, NJ	-	-	1,548	-	5,505	-	-	7,053	-	7,053	-	1980 (A) / 1984 (C)

	$169,741	$27,939	$18,182	$42,177	$207,491	$14	$27,939	$225,673	$42,191	$295,803	$2,577

(1)	Encumbrances are net of deferred finance costs of approximately $2.6 million.

(2)	Depreciation on buildings and improvements reflected in the consolidated statements of operations and comprehensive loss is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(a) Reconciliation of Total Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Balance at beginning of period	$216,672	$78,658
Additions	89,885	138,014
Sold real estate	(10,754)	-
Balance at end of period	$295,803	$216,672

The aggregate cost of land, real estate under development, building and improvements, before depreciation, for federal income tax purposes at December 31, 2019 and 2018 was $295.8 million (unaudited) and $216.7 million (unaudited), respectively.

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Balance at beginning of period	$3,608	$2,389
Depreciation related to real estate	1,735	1,219
Write-off of depreciation related to real estate sold	(2,766)	-

Balance at end of period	$2,577	$3,608

