Form 10-Q
period 2020-03-31
Trinity Place Holdings Inc.
filed 2020-05-11
CIK 724742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were 32,195,400 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (audited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 (unaudited) and March 31, 2019 (unaudited)	4

	Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020 (unaudited) and March 31, 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 (unaudited) and March 31, 2019 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

PART I.          FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Real estate, net	$308,328	$293,226
Cash and cash equivalents	11,192	9,196
Restricted cash	14,629	9,474
Prepaid expenses and other assets, net	2,874	9,097
Investments in unconsolidated joint ventures	20,764	10,673
Receivables	1,841	1,836
Deferred rents receivable	21	6
Right-of-use asset	1,820	1,904
Intangible assets, net	9,727	9,912
Total assets	$371,196	$345,324

LIABILITIES

Loans payable, net	$168,850	$169,735
Corporate credit facility, net	29,250	-
Secured line of credit, net	5,245	5,236
Note payable	5,863	670
Deferred real estate deposits	86,364	82,856
Accounts payable and accrued expenses	15,474	22,243
Pension liabilities	924	1,033
Lease liability	1,979	2,065
Warrant liability	595	1,795
Total liabilities	314,544	285,633

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,239,621 and 37,612,465 shares issued at March 31, 2020 and December 31, 2019, respectively; 32,237,528 and 31,881,961 shares outstanding at March 31, 2020 and December 31, 2019, respectively	382	376
Additional paid-in capital	135,095	134,217
Treasury stock (6,002,093 and 5,730,504 shares at March 31, 2020 and December 31, 2019, respectively)	(56,513)	(55,731)
Accumulated other comprehensive loss	(3,062)	(3,174)
Accumulated deficit	(19,250)	(15,997)

Total stockholders' equity	56,652	59,691

Total liabilities and stockholders' equity	$371,196	$345,324

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Revenues
Rental revenues	$327	$1,293

Total revenues	327	1,293

Operating Expenses
Property operating expenses	1,593	680
Real estate taxes	20	84
General and administrative	1,334	1,313
Pension related costs	165	183
Transaction related costs	15	25
Depreciation and amortization	601	940
Total operating expenses	3,728	3,225

Operating loss	(3,401)	(1,932)

Equity in net loss from unconsolidated joint ventures	(991)	(221)
Unrealized gain on warrants	1,200	-
Interest income, net	4	21
Loss before taxes	(3,188)	(2,132)
Tax expense	(65)	(81)
Net loss attributable to common stockholders	$(3,253)	$(2,213)
Other comprehensive gain (loss)
Unrealized gain (loss) on pension liability	112	(1,533)
Comprehensive loss attributable to common stockholders	$(3,141)	$(3,746)

Loss per share - basic and diluted	$(0.10)	$(0.07)

Weighted average number of common shares - basic and diluted	32,268	31,796

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance as of December 31, 2018 (audited)	37,161	$372	$132,831	(5,514)	$(54,758)	$(15,466)	$(3,518)	$59,461

Net loss attributable to common stockholders	-	-	-	-	-	(2,213)	-	(2,213)
Settlement of stock awards	329	3	-	(134)	(566)	-	-	(563)
Unrealized gain (loss) on pension liability	-	-	-	-	-	1,648	(1,533)	115
Stock-based compensation expense	-	-	332	-	-	-	-	332

Balance as of March 31, 2019 (unaudited)	37,490	$375	$133,163	(5,648)	$(55,324)	$(16,031)	$(5,051)	$57,132

Balance as of December 31, 2019 (audited)	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Net loss attributable to common stockholders	-	-	-	-	-	(3,253)	-	(3,253)
Settlement of stock awards	438	4	-	(197)	(648)	-	-	(644)
Unrealized gain on pension liability	-	-	-	-	-	-	112	112
Stock-based compensation expense	-	-	280	-	-	-	-	280
Stock-based consulting fees	190	2	598					600
Stock buy-back	-	-	-	(74)	(134)	-	-	(134)

Balance as of March 31, 2020 (unaudited)	38,240	$382	$135,095	(6,002)	$(56,513)	$(19,250)	$(3,062)	$56,652

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(3,253)	$(2,213)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	601	940
Stock-based compensation expense	194	212
Deferred rents receivable	(15)	17
Other non-cash adjustments - pension expense	112	116
Unrealized gain on warrants	(1,200)	-
Equity in net loss from unconsolidated joint ventures	991	221
Distribution from unconsolidated joint ventures	305	12
(Increase) decrease in operating assets:
Receivables	(5)	93
Prepaid expenses and other assets, net	324	441
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(2,378)	47
Pension liabilities	(109)	(204)
Net cash used in operating activities	(4,433)	(318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(18,244)	(21,890)
Deferred real estate deposits	3,508	11,357
Investments in unconsolidated joint ventures	(10,575)	-
Net cash used in investing activities	(25,311)	(10,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate facility	53,118	14,760
Proceeds from line of credit	-	3,037
Payment of finance costs	(77)	(26)
Repayment of loan	(15,368)	-
Settlement of stock awards	(644)	(563)
Stock buy-back	(134)	-
Net cash provided by financing activities	36,895	17,208

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,151	6,357
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,670	14,025
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$25,821	$20,382

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$9,196	$11,496
RESTRICTED CASH, BEGINNING OF PERIOD	9,474	2,529
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$18,670	$14,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,192	$8,884
RESTRICTED CASH, END OF PERIOD	14,629	11,498
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$25,821	$20,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,813	$2,568
Taxes	$63	$105

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,905	$9,106
Capitalized amortization of deferred financing costs and warrants	$968	$715
Capitalized stock-based compensation expense	$86	$120
Right-of-use asset	$-	$2,147
Lease liabilities	$-	$(2,315)

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Note 1 – Business

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn (“The Berkley”) and a 10% interest in a newly built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition, we own a property occupied by retail tenants in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $245.6 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2020, which can be used to reduce our future taxable income and capital gains.

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

COVID-19 Pandemic

As a result of the COVID-19 pandemic, numerous federal, state, local and foreign governmental authorities have issued a range of “stay-at-home orders”, proclamations and directives aimed at minimizing the spread of COVID-19, among other restrictions on businesses and individuals. Additional, more restrictive proclamations and/or directives may be issued in the future. The outbreak and restrictions have adversely affected our business operations including, among other things, a significant disruption to the construction of our most significant asset, 77 Greenwich, the temporary closing of the sales center for the 77 Greenwich residential condominium units and the temporary suspension of the remediation work being performed on 237 11th.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, new information which may emerge concerning the pandemic and any additional preventative and protective actions that governments, lending institutions and other businesses, including us, may direct or institute. These and other developments may result in an extended period of continued business disruption and reduced operations for us as well as for lending and other businesses and governmental entities with which we do business. Any resulting financial impacts cannot be reasonably estimated at this time but the outbreak, restrictions and future developments are anticipated to have an adverse impact on our business, financial condition and results of operations, which may be material.

The recent downturn and volatility in financial market indices appear to have been primarily driven by uncertainties associated with the pandemic. As it relates to our business, these uncertainties include, but are not limited to, the adverse effect of the pandemic on the economy, construction and material supply partners, lending institutions, travel and transportation services, our employees, residents and tenants, residential and potential residential sentiment in general and traffic to and within geographic areas containing our real estate assets. The pandemic will adversely affect our near-term and may adversely affect our long-term liquidity, cash flows and revenues and may require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, loan extensions and covenant modifications, modifying, eliminating or deferring rent payments in the short term for tenants that are not financially able to pay monthly rents to prevent termination of leases in an effort to mitigate such impacts and seeking access to federal, state and/or local financing and other programs.

The measures taken to date, together with any additional measures and developments including those noted above, impacted and will continue to impact the Company’s business for the first and second fiscal quarters of 2020 and potentially beyond, although the extent of the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Outlined within Note 13 – Subsequent Events, the impact of mandated social distancing policies in response to the COVID-19 pandemic may impact our ability to extend or refinance the 237 11th Loan (as defined in Note 5 – Loans Payable and Secured Line of Credit), which includes an extension option for which the Company does not currently qualify, and the secured line of credit as they mature in June 2020 and March 2021, respectively. The restrictions may also impede the sale of residential condominium units necessary to meet existing minimum sales covenants in the 77 Greenwich Construction Facility (as defined in Note 5 – Loans Payable and Secured Line of Credit) applicable at December 31, 2020. Given the impacts of COVID-19, it is possible that we may be unable to extend or refinance the maturing debt or meet the sales covenant creating substantial doubt about our ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

We believe we have good relationships with our lenders and we have historically negotiated extensions and waivers with our lenders, when warranted.  We anticipate being able to do so in connection with the items mentioned above, and we are currently negotiating the terms of the extension and potential increase in the loan amount with our lender for 237 11th, subject to their final approval.  In addition, the 237 11th Loan is non-recourse other than as noted in Note 5 – Loans Payable and Secured Line of Credit – 237 11th Loans.  However, in the current environment, there can be no assurance that we will be successful in negotiation efforts to amend, extend or refinance our debt agreements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

The accompanying unaudited condensed consolidated interim financial information also conform with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with our December 31, 2019 audited consolidated financial statements, as previously filed with the SEC in our 2019 Annual Report on Form 10-K (the “2019 Annual Report”).

a.	Principles of Consolidation - The condensed consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley and 250 North 10th, are included in our condensed consolidated statements of operations and comprehensive loss (see Note 12 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2020 and December 31, 2019, we did not have any interests in VIEs.

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

b.	Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, The Berkley and 250 North 10th under the equity method of accounting (see Note 12 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based each joint ventures' projected cash flows. We do not believe that the value of either of our equity investments were impaired at either March 31, 2020 or December 31, 2019.

c.	Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

d.	Reportable Segments - We operate in one reportable segment, commercial real estate.

e.	Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally insured limits.

f.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives as described in the table below:

Category	Terms

Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years

g.	Real Estate Under Development - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate under development. Capitalization of these costs begin when the activities and related expenditures commence, and ceases when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences. Revenue earned under short-term license agreements at properties under development is offset against these capitalized costs.

h.	Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered an indicator for the three months ended March 31, 2020, but no provision for impairment was recorded during the three months ended March 31, 2020 or 2019, respectively.

i.	Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

l.

Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, we have elected to combine the lease and non-lease component in accordance with ASC Topic 842 when reporting revenue. Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the condensed consolidated statements of operations and comprehensive loss as “rental revenues.” Also, these reimbursements of expenses are recognized within revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, we will apply the guidance under ASC 842 in assessing its rents receivable: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this initial assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both March 31, 2020 and December 31, 2019, we had determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2020, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to certain federal, state and local income and franchise taxes.

o.	Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable as 493,181 restricted stock units that have vested but not yet settled and 7,179,000 warrants exercisable at $6.50 per share were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the periods presented.

p.

Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financing which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the condensed consolidated balance sheets for mortgage financings and had a balance of $7.1 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively. Costs for our $70 million line of credit were included in prepaid expenses and other assets, net at December 31, 2019 and had a balance of $5.0 million. Deferred finance costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

q.	Deferred Lease Costs – Deferred lease costs consist of fees and direct costs incurred to initiate and renew retail operating leases and are amortized to depreciation and amortization on a straight-line basis over the related non-cancelable lease term. Lease costs incurred under our residential leases are expensed as incurred.

r.	Underwriting Commissions and Costs – Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in- capital in stockholders’ equity.

Accounting Standards Updates

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This amendment removed, modified and added the disclosure requirements under Topic 820. The adoption of this guidance, effective January 1, 2020, did not have a material impact on our financial position, results of operations or cash flows.

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

Note 3 – Real Estate, Net

As of March 31, 2020 and December 31, 2019, real estate, net, includes the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Real estate under development	$241,175	$225,673
Building and building improvements	41,358	41,358
Tenant improvements	125	125
Furniture and fixtures	711	708
Land and land improvements	27,939	27,939
	311,308	295,803
Less: accumulated depreciation	2,980	2,577
	$308,328	$293,226

Real estate under development as of March 31, 2020 and December 31, 2019 included 77 Greenwich and the Paramus, New Jersey property. Building and building improvements, tenant improvements, land and land improvements and furniture and fixtures included the 237 11th property as of March 31, 2020 and December 31, 2019.

Depreciation expense amounted to approximately $403,000 and $465,000 for the three months ended March 31, 2020 and 2019, respectively.

Real Estate

In May 2018, we closed on the acquisition of 237 11th, a newly built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million.  The acquisition was funded through acquisition financing and cash on hand.  Due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time and the courts are currently closed, which, together with the general impact of the COVID-19 outbreak, will have an impact on the timing of the foregoing. Until the litigation and potential litigation and/or settlement negotiations are resolved, there will be significant cash outflows for repairs and remediation costs, which work commenced in September 2019. Occupancy continues to decrease as tenants vacate due to the ongoing remediation work. In April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the remediation and restoration processes have been delayed. This will result in a delay in our ability to restart the lease up of the property.

We allocate the purchase price of real estate to land and land improvements and building and building improvements (inclusive of tenant improvements) and, intangibles, such as the value of above-market and below-market leases, real estate tax abatements and origination costs associated with the in-place leases. We depreciate the amount allocated to building and building improvements over their estimated useful lives, which generally range from one year to 27.5 years. We amortize the amount allocated to values associated with real estate tax abatement over the estimated period of benefit which is 15 years for 237 11th. We amortize the amount allocated to the above-market and below-market leases over the remaining term of the associated lease, which generally range from one to two years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally range from one to two years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the shorter of their useful life or the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As of March 31, 2020 and December 31, 2019, intangible assets net consisted of real estate tax abatement at its original valuation of $11.1 million, respectively, partially offset by its related accumulated amortization of approximately $1.4 million and $1.2 million, respectively. For each of the three months ended March 31, 2020 and 2019, amortization expense amounted to $185,000, respectively.

77 Greenwich and the New York City School Construction Authority

Through a wholly-owned subsidiary, we entered into an agreement with the New York City School Construction Authority (the "SCA"), in which we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of its condominium unit and reimburse us for the costs associated with constructing the school (including a construction supervision fee of approximately $5.0 million to us). Payments for construction are being made by the SCA to the general contractor in installments as construction on its condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through 2020 for the construction supervision fee with an aggregate of $44.2 million having been paid to us as of March 31, 2020 from the SCA. We have also received an aggregate of $43.3 million in reimbursable construction costs from the SCA through March 31, 2020. The payments and reimbursements have been recorded as deferred real estate deposits on our condensed consolidated balance sheets. Upon Substantial Completion, as defined in our agreement with the SCA, which occurred in April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA. To secure our obligations with the SCA, the 77 Greenwich property was ground leased to the SCA and leased back to us until title to the school is transferred to the SCA, which occurred in April 2020. We have also guaranteed certain obligations with respect to the construction of the school.

The sale of the school condominium unit was recognized when control of the asset was transferred to the SCA, which occurred in April 2020. As payments from the SCA were received, the amounts were recorded on the balance sheets as deferred real estate deposits until sales criteria were satisfied (see Note 13 – Subsequent Events for further discussion).

Note 4 – Prepaid Expenses and Other Assets, Net

As of March 31, 2020 and December 31, 2019, prepaid expenses and other assets, net, include the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Trademarks and customer lists	$-	$2,090
Prepaid expenses	677	797
Lease commissions	-	1,565
Deferred finance costs	1,795	6,798
Other	597	2,641
	3,069	13,891
Less: accumulated amortization	195	4,794
	$2,874	$9,097

Note 5 – Loans Payable and Secured Line of Credit

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility”) with an affiliate of a global institutional management firm as initial lender (the “Lender”), and Trimont Real Estate Advisors, LLC, as administrative agent, pursuant to which the Lender agreed to extend credit to us in multiple draws aggregating $70.0 million which may be increased by $25.0 million, subject to satisfaction of certain conditions and the consent of the Lender (the “Loan”). Draws under the Loan may be made during the 32-month period following the closing date of the Loan (the “Closing Date”). The Loan matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Loan may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and for general corporate purposes and working capital. The Loan was undrawn at December 31, 2019 and had an outstanding balance of $34.0 million at March 31, 2020.

The Loan bears interest at a rate per annum equal to the sum of (i) 5.25% (the “PIK Interest Rate”) and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the Closing Date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date, equals 4.0%, subject to increase during the extension periods. The effective interest rate at March 31, 2020 was 9.25%. A $2.45 million commitment fee is payable 50% on the initial draw and 50% as amounts under the Loan are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Loan repayments. The Loan may be prepaid at any time subject to a prepayment premium on the portion of the Loan being repaid. The Loan is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Loan. Upon final repayment of the Loan, a multiple on invested capital, or MOIC, amount equal to 130% of the initial Loan amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts together with the aggregate amount of principal repaid are less than the MOIC amount. The collateral for the Loan consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

The Corporate Credit Facility provides that we and our subsidiaries, as defined in the Corporate Credit Facility, must comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding corporate loan to value, net worth and liquidity. Under the Corporate Credit Facility, we are permitted to repurchase up to $2.0 million of our common stock pursuant to board approved programs with Loan proceeds, $1.5 million with other sources of cash and otherwise subject to the consent of the required lenders. The Corporate Credit Facility also provides for certain events of default, and for a guaranty of the Loan obligations by our loan party subsidiaries.

Pursuant to the terms of the Corporate Credit Facility, so long as the Loan is outstanding and the Lender is owed or holds greater than 50% of the sum of (x) the aggregate principal amount of the Loan outstanding and (y) the aggregate unused commitments, the Lender will have the right to appoint one member of our and each subsidiary’s board of directors or equivalent governing body (the “Designee”). At the election of the Lender, a board observer may be selected in lieu of a board member. The Designee may also sit on up to three committees of the board of directors or equivalent governing body of ours and each subsidiary of the Designee’s choosing from time to time. The Designee will be entitled to receive customary reimbursement of expenses incurred in connection with his or her service as a member of the board and/or any committee thereof but will not, except in the case of an independent director, receive compensation for such service.

Loans Payable

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan (the “237 11th Loan”) with Canadian Imperial Bank of Commerce (“CIBC”) and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC, bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020. The 237 11th Loan is non-recourse to us except for environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective interest rate at March 31, 2020 for the 237 11th Loan was approximately 2.99%. The blended effective interest rate at December 31, 2019 for both the 237 11th Loan and the mezzanine loan was approximately 5.48%. The 237 11th Loan is prepayable at any time in whole, and under certain circumstances in part, upon payment of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable). We are in discussions with CIBC to extend the 237 11th Loan for 12 months.

The collateral for the 237 11th Loan is the fee interest of our subsidiary in 237 11th. The 237 11th Loan requires us to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loan due and payable, among other remedies. As of March 31, 2020, we were in compliance with all covenants of the 237 11th Loan.

77 Greenwich Construction Facility

In December 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “77 Greenwich Lender”). We draw down proceeds as costs related to the construction of the new mixed-use building are incurred. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $118.8 million and $104.9 million on the 77 Greenwich Construction Facility at March 31, 2020 and December 31, 2019, respectively, of which at March 31, 2020, $3.58 million is collateralizing letters of credit securing our obligation with the New York City MTA to upgrade the subway entrance.

The 77 Greenwich Construction Facility has a four-year term with an extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the 77 Greenwich Lender. The 77 Greenwich Construction Facility bears interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate at March 31, 2020 and December 31, 2019 was 9.25% and 10.01%, respectively. The 77 Greenwich Construction Facility provides for certain loan proceeds to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the 77 Greenwich Lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before June 19, 2021, subject to certain exceptions.

In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements including the Company maintaining initial liquidity of at least $15.0 million, consisting of unrestricted cash and, for up to 50% of the requirement, qualified lines of credit, and additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. The liquidity requirement decreased to $10.0 million upon transfer of the school condominium to the SCA in April 2020. We also entered into certain completion and other guarantees with the 77 Greenwich Lender and the SCA in connection with the 77 Greenwich Construction Facility. As of March 31, 2020, we were in compliance with all covenants of the 77 Greenwich Construction Facility. In April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recently re-commenced, although it remains significantly impacted due to a decreased work-force, distancing and other actions taken in response to the COVID-19 outbreak. The delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units and adversely impact our ability to meet certain sales requirements applicable as of the end of 2020 and thereafter. Despite the construction delays, we currently expect that the project will be completed within budget.

In December 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The fair value of the interest rate cap as of both March 31, 2020 and December 31, 2019 was approximately zero. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the three months ended March 31, 2020, there was no change in value of this instrument.

Secured Line of Credit

Our $12.75 million line of credit with Sterling National Bank is secured by the Paramus, New Jersey property and matures in March 2021. The line of credit bears interest at a rate of 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. This secured line of credit had an outstanding balance of $5.25 million at March 31, 2020 and December 31, 2019 and an effective interest rate of 2.99% as of March 31, 2020 and 3.76% as of December 31, 2019.

Interest

Consolidated interest income, net includes the following (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest expense	$3,970	$3,061
Interest capitalized	(3,970)	(3,061)
Interest income	(4)	(21)
Interest income, net	$(4)	$(21)

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the loans payable, corporate credit facility and the secured line of credit approximated their carrying value as they are variable-rate instruments.

Note 7 – Pension Plans

Defined Benefit Pension Plan

Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of both March 31, 2020 and December 31, 2019, we had a recorded liability of $924,000 which is included in pension liabilities on the accompanying condensed consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $4.9 million to the Syms sponsored plan from September 17, 2012 through March 31, 2020. Historically, we have funded this plan in the third quarter of the calendar year.

Multiemployer Pension Plans

Certain Syms employees were covered by collective bargaining agreements and participated in various multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. As a result of the complete withdrawal, we were obligated to pay a withdrawal liability to one of these pension plans through the first quarter of 2020. We were required to make quarterly payments in the amount of approximately $203,000 until this liability was completely paid, which occurred with the final payment of $109,000 in January 2020. We had no liability and a liability of $109,000 as of March 31, 2020 and December 31, 2019, respectively, related to this plan which is included in pension liabilities on the accompanying condensed consolidated balance sheets.

See Note 8 – Commitments – Legal Proceedings – for further information regarding a claim related to the multiemployer pension plan.

Note 8 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $110,000 for the three months ended March 31, 2020 and 2019, respectively. The lease for our sales office for 77 Greenwich located at 17 State Street, New York, New York expires on May 31, 2021. Rent expense paid for this operating lease was approximately $92,000 for the three months ended March 31, 2020 and 2019, respectively. The remaining lease obligation, excluding any extension options, for our corporate office and the sales office is approximately $2.6 million.

b.	Legal Proceedings – The trustees for the multiemployer pension plan (the “Trustees”) to which the January 2020 payment was made claimed in February 2020 that the multiemployer pension plan was due additional sums in excess of the amount set forth in the Plan. We advised the Trustees that if an action was taken to pursue a further claim against the Company, they would be in violation of the permanent injunction under the Plan and confirmation order. On May 1, 2020, the Trustees filed a complaint in the United States District Court for the Southern District of New York seeking a judgment against the Company in the amount of $2,568,624, plus unliquidated amounts on account of the multiemployer pension plan. The Company believes that this suit lacks merit and intends to vigorously defend against this lawsuit.

In addition to this matter, in the normal course of business, we are also party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position.

Note 9 – Income Taxes

Effects of the Tax Cuts and Jobs Act

Pursuant to the U.S Tax Cuts and Jobs Act (the “TCJA”) of 2017, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund in tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new rules, as of December 31, 2017 we had released the valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards and we had recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019, and approximately $1.5 million remains in receivables on the condensed consolidated balance sheets.

Other

At March 31, 2020, we had federal NOLs of approximately $245.6 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. At March 31, 2020, we also had state NOLs of approximately $130.0 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $31.1 million and $25.5 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $65.4 million and $63.7 million as of March 31, 2020 and December 31, 2019, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in equity.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.  Management is monitoring the impact that the CARES Act may have on the Company. Currently, management is unable to determine the impact that the CARES Act will have on the Company and ultimately on its financial condition, results of operations, or liquidity for fiscal year 2020.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of March 31, 2020 and December 31, 2019, there were 38,239,621 shares and 37,612,465 shares of common stock issued, respectively, and 32,237,528 shares and 31,881,961 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 5 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. The Warrants are exercisable immediately and have an exercise price of $6.50 per share (the “Exercise Price”), payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.

The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants, which were initially valued at approximately $1.8 million at December 31, 2019, are accounted for under the liability method. These Warrants were valued at approximately $0.6 million at March 31, 2020. The $1.2 million change in fair value of the Warrants was recorded as an unrealized gain in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2020.

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Corporate Credit Facility described in Note 5 – Loans Payable and Secured Line of Credit, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Corporate Credit Facility.

At-The-Market Equity Offering Program

In December 2016, we entered into a sales agreement with a broker with respect to an "at-the-market" equity offering program for the sale of up to an aggregate of $12.0 million of our common stock. We have not issued any shares through this program since January 2017 and the sales agreement with our broker expired in June 2019 in accordance with its terms.

Share Repurchase Program

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/20 - 1/31/20	1,500		$3.27	-	$4,851,330

2/1/20 - 2/29/20	-		$-	-	$4,851,330

3/1/20 - 3/31/20	72,214		$1.71	66,214	$4,736,220

Quarter ending March 31, 2020 (1)	73,714	(2)	$1.74	66,214	$4,736,220	(3)

(1) In December 2019, our Board of Directors approved a share repurchase program under which we can purchase up to $5.0 million of shares of our common stock. Repurchases under the share repurchase program may be made through open market or privately negotiated transactions at times and on such terms and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The share repurchase program is subject to the terms of our Corporate Credit Facility and does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(2) Includes an aggregate of (i) 7,500 shares purchased by affiliated purchasers of the Company and (ii) 66,214 shares purchased by the Company in the open market under its share repurchase program, 11,279 of which were purchased by the Company in March 2020 and settled in April 2020, which shares are included in net shares outstanding at March 31, 2020.

(3) Since inception of the share repurchase program through March 31, 2020, the Company has repurchased 115,608 shares of common stock for approximately $264,000, or an average price per share of $2.28. As of March 31, 2020, approximately $4.7 million of shares remained available for purchase under the share repurchase program, subject to the terms of our Corporate Credit Facility.

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

Note 11 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares. Our SIP activity as of March 31, 2020 and December 31, 2019 follows:

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Balance available, beginning of period	1,017,535	-	340,760	-
Additional shares approved by stockholders	-	-	1,000,000	-
Granted to employees	(295,500)	$3.01	(267,000)	$4.15
Granted to non-employee directors	(5,756)	$3.01	(13,050)	$3.98
Deferred under non-employee director's deferral program	(19,045)	$3.01	(43,175)	$3.98
Balance available, end of period	697,234	-	1,017,535	-

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the three months ended March 31, 2020, we granted 295,500 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $146,000 in compensation expense related to these shares was amortized during the three months ended March 31, 2020, of which approximately $53,000 was capitalized into real estate under development.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2020 and 2019 totaled $177,000 and $215,000, respectively, which is net of $91,000 and $120,000 capitalized as part of real estate under development, respectively.

Our RSU activity was as follows:

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	453,334	$5.00	381,167	$6.39
Granted RSUs	295,500	$3.01	267,000	$4.15
Vested	(166,500)	$5.46	(194,833)	$5.98
Non-vested at end of period	582,334	$3.86	453,334	$5.00

As of March 31, 2020, there was approximately $1.2 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2022.

During the three months ended March 31, 2020, we issued 430,924 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 197,103 shares to provide for the employees’ withholding tax liabilities.

During the three months ended March 31, 2020, we issued 5,756 shares of common stock to board members as part of their annual compensation.

During the three months ended March 31, 2020, we issued 190,476 shares of common stock to consultants pursuant to their agreement related to the closing of the Corporate Credit Facility.

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

As of March 31, 2020, a total of 82,199 stock units have been deferred under the Deferral Program.

Note 12 – Investments in Unconsolidated Joint Ventures

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture (the “Berkley Joint Venture”) formed to acquire and operate The Berkley, a newly built 95-unit multi-family property.  In December 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkley Loan”) secured by The Berkley, and the balance was paid in cash, half of which was funded by us.  The non-recourse Berkley Loan bore interest at the 30-day LIBOR rate plus 216 basis points, was interest only for five years, was pre-payable after two years with a 1% prepayment premium, had covenants and defaults customary for a Freddie Mac financing and had an effective interest rate of 3.92% at December 31, 2019. On February 28, 2020, in connection with a refinancing, the Berkley Joint Venture repaid the Berkley Loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bears interest at a fixed rate of 2.717% and is interest only during the initial five years. It is pre-payable at any time and can be upsized by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the New Berkley Loan.

Through a wholly-owned subsidiary, we own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a newly built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Loan”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bears interest at 7% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Loan bears interest at 3.39% for the duration of the loan term and has covenants, defaults, and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

As we do not control these joint ventures, we account for them under the equity method of accounting. The combined balance sheets for our unconsolidated joint ventures at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS

Real estate, net	$170,755	$50,508
Cash and cash equivalents	1,738	344
Restricted cash	786	435
Tenant and other receivables, net	78	42
Prepaid expenses and other assets, net	103	66
Intangible assets, net	28,431	11,757
Total assets	$201,891	$63,152

LIABILITIES

Mortgages payable, net	$112,305	$41,207
Accounts payable and accrued expenses	1,846	598
Total liabilities	114,151	41,805

MEMBERS' EQUITY

Members' equity	96,029	27,169
Accumulated deficit	(8,289)	(5,822)
Total members' equity	87,740	21,347

Total liabilities and members' equity	$201,891	$63,152

Our investments in unconsolidated joint ventures	$20,764	$10,673

The statements of operations for our unconsolidated joint ventures for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Revenues
Rental revenues	$2,998	$836

Total revenues	2,998	836

Operating Expenses
Property operating expenses	706	263
Real estate taxes	11	11
General and administrative	2	2
Amortization	1,251	134
Depreciation	876	330

Total operating expenses	2,846	740

Operating income	152	96

Interest expense, net	(954)	(496)
Interest expense -amortization of deferred finance costs	(1,666)	(43)

Net loss	$(2,468)	$(443)

Our equity in net loss from unconsolidated joint ventures	$(991)	$(221)

Note 13 – Subsequent Events

On April 6, 2020, we conveyed a commercial condominium unit at the base of 77 Greenwich to the SCA, in accordance with the terms of our agreement with the SCA signed in 2017. The SCA will complete the buildout of the interior space, planned to become an approximately 476 seat public elementary school. Upon conveyance of this commercial unit to the SCA, we recognized a gain on sale of approximately $20.0 million and other income of $4.2 million related to our construction supervision fee, and our liquidity requirement on the 77 Greenwich Construction Facility was decreased from $15.0 million to $10.0 million.

In April 2020, we and a wholly owned subsidiary were approved for an aggregate of $242,000 in loans through the SBA Paycheck Protection Program.

During and subsequent to the 2020 first quarter, the COVID-19 pandemic has created significant economic uncertainty and volatility. The extent to which the  pandemic impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the duration and scope of the COVID-19 pandemic; governmental, business and individual actions that have been and continue to be taken in response to the COVID-19 pandemic; the impact on economic activity from the COVID-19 pandemic and actions taken in response; the impact on the timeline for construction of our most significant asset, 77 Greenwich, as well as the sales of its residential condominium units, and completion of the remediation and restoration processes at 237 11th, in each case, as a result of the shutdown of construction projects in New York State and the significant impact on the current construction progress; our ability to obtain maturity extensions and covenant modifications on acceptable terms; increased operating costs related to cleaning and disinfecting our properties; and the effect of the COVID-19 pandemic on the Company’s tenants and their ability to make rental payments. These events have and will continue to adversely impact the Company’s business, financial condition, results of operations and stock price, which may be material.

We have performed subsequent event procedures through the date the condensed consolidated financial statements were available to be issued, and there were no additional subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn (“The Berkley”) and a 10% interest in a newly built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition we own a property occupied by retail tenants in Paramus, New Jersey. See Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $245.6 million of federal net operating loss carry forwards (“NOLs”) at March 31, 2020, which can be used to reduce our future taxable income and capital gains.

We continue to evaluate new investment opportunities. Recently, we have focused on newly constructed multi-family properties in New York City. We consider investment opportunities involving other types of properties and real estate related assets as well, including repurchases of our common stock, taking into account our cash position, liquidity requirements, and our ability to raise capital to finance our growth.  In addition, we may selectively consider potential acquisition, development and disposition opportunities as well as fee based opportunities

Impact of COVID-19

The impact of the recent outbreak of COVID-19 on our future results and operations will be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on economic activity and capital markets from the COVID-19 pandemic and new information that emerges with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on the timeline for construction of our most significant asset, 77 Greenwich, as well as the sales of its residential condominium units, and completion of the remediation and restoration processes at 237 11th, in each case, as a result of the temporary shutdown of construction projects in New York State and the significant impact on the current construction progress; our ability to obtain maturity extensions and covenant modifications on acceptable terms; increased operating costs related to cleaning and disinfecting our properties; and the effect of the COVID-19 pandemic on the Company’s tenants and their ability to make rental payments. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations or stock price, which may be material. See Note 1 – Business and Note – 13 Subsequent Events to our condensed consolidated financial statements and Part II. Item 1A. "Risk Factors," of this Quarterly Report on Form 10-Q for further information.

Properties

Below is certain information regarding our real estate properties as of March 31, 2020:

Property Location	Type of Property	Building Size (estimated rentable square feet)	Number of Units	Leased at March 31, 2020
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	-	-	N/A

Paramus, New Jersey (2)	Property under development	77,000	-	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	26.7%

Total		157,000	105

Joint Ventures

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	100.0%

250 North 10th Street, Brooklyn, New York - 10% (5)	Multi-family	158,000	234	98.7%

Total		223,000	329

Grand Total		380,000	434

(1)       77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. Demolition was completed in the third quarter of 2017, and excavation, foundation and environmental remediation work was completed in September 2018. Superstructure work was completed in June 2019. As of March 31, 2020, 100% of the curtainwall was installed and framing of the residential units was well under way (subsequent to the end of the quarter, construction was temporarily suspended as a result of the New York State Directive). The attorney general’s office approved our condominium offering plan in April 2019. Marketing of residential units for sale commenced during the spring 2019 and the Company has commenced entering into sales agreements with purchasers of the residential condominium units. In December 2017, we closed on a $189.5 million construction facility. We draw down proceeds under the construction facility as costs related to the construction are incurred, with an aggregate of $118.8 million having been drawn as of March 31, 2020. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and contributions by the New York City School Construction Authority (the “SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information).

Through a wholly-owned subsidiary, we also entered into an agreement with the SCA, whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at the 77 Greenwich property. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are made by the SCA to the general contractor in installments as construction on their condominium progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through 2020 for the construction supervision fee, with an aggregate of $44.2 million having been paid to us as of March 31, 2020. We have also received an aggregate of $43.3 million in reimbursable construction costs from the SCA through March 31, 2020. Upon Substantial Completion, as defined in our agreement with the SCA, which occurred in April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA (see Note 13 – Subsequent Events to our condensed consolidated financial statements for further discussion).

Prior to the COVID-19 related shutdown of all non-essential construction by New York State in April 2020, the residential condominium units were scheduled to be completed by the end of 2020. As a result of the New York State shut down, the construction of 77 Greenwich was temporarily suspended. Construction recently re-commenced, although it remains significantly impacted due to a decreased work-force, distancing and other actions taken in response to the COVID-19 outbreak. The delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units and adversely impact our ability to meet certain sales requirements applicable as of the end of 2020 and thereafter. Despite the constructions delays, we currently expect that the project will be completed within budget.

(2)        Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) pursuant to a license agreement that began on June 1, 2016, which is terminable upon two months’ notice, and currently is scheduled to end on March 31, 2021. The outparcel building is leased to a long-term tenant whose lease expires on March 31, 2022. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We are currently in discussions with our tenants regarding modifications to their leases in connection with interruption of their businesses as a result of the COVID-19 outbreak.

We are currently exploring options with respect to the Paramus property, including development or sale, among others.

(3)       237 11th. In May 2018, we closed on the purchase of a newly built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, a portion of which is leased to Starbucks Inc. (NQGS:SBUX) and more recently a lease was executed with an oral surgeon. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year 421a real estate tax exemption.

Due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors and the insurance carrier, although the damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time and the courts are currently closed, which, together with the general impact of the COVID-19 outbreak, will have an impact on the timing of the foregoing. Until the litigation and potential litigation and/or settlement negotiations are resolved, there will be significant cash outflows for repairs and remediation costs which commenced in September 2019. Occupancy continues to decrease as tenants vacate due to the ongoing remediation work. The residential portion of the property was approximately 26.7% leased at March 31, 2020. Prior to the COVID-19 related shutdown of all non-essential construction by New York State, we expected the building to be approximately 75% remediated by the summer 2020 and to re-introduce the building into the leasing market on or around the same time. We currently anticipate that this shutdown will result in a two month delay, however, this is a fluid situation which may lead to additional delays.

(4)       223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly constructed 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. The property is currently 100% leased. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421a real estate tax exemption.

(5)       250 North 10th Street. Through a joint venture, we own a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a 234-unit apartment building in Williamsburg, Brooklyn, New York. The property is four blocks from the Bedford Avenue L subway station and a short walk from the Metropolitan Avenue G subway station as well as the J, M, and Z trains at Marcy Avenue. It is located one block from The Berkley. The property is currently 98.7% leased. Apartments feature top-of-the-line unit finishes including GE stainless steel appliances, caesarstone countertops, in-unit washers and dryers, individually zoned climate controls, floor to ceiling windows and oak hardwood floors. In addition, the property offers a full amenity package including a concierge, a resident’s lounge with roof deck, a fitness center, a café lounge and an expansive terrace, tenant storage, parking, and sweeping views of the neighborhood and Manhattan. The property has approximately eight years remaining on its 15-year 421a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the 421a real estate tax exemption.

Lease Expirations

As of March 31, 2020, we have one retail lease at our Paramus property with 4,000 square feet of leased space with annualized rent of $140,000 per year that expires in 2022 and two retail leases at the 237 11th property with a total of 3,080 square feet of leased space. One lease has an annualized rent of $130,000 per year that expires in 2027 and the second lease has an annualized rent of $114,000 per year that expires in 2036. All our other leases are residential leases which expire within twelve months or twenty-four months of the commencement date.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our condensed consolidated financial statements for further information). Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2019 Annual Report on Form 10-K (the “2019 Annual Report”) for the year ended December 31, 2019.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2020 and 2019 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2019 Annual Report.

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Total revenues decreased by approximately $966,000 to $327,000 for the three months ended March 31, 2020 from $1.3 million for the three months ended March 31, 2019. Rental revenue decreased by approximately $762,000 to $392,000 for the three months ended March 31, 2020 from $1.2 million for the three months ended March 31, 2019, as well as a decrease in tenant reimbursements of $204,000 which was an expense of $65,000 for the three months ended March 31, 2020 as compared to revenue of $139,000 for the three months ended March 31, 2019. The decrease in total revenues and its related components was primarily due to the sale of the West Palm Beach, Florida property in November 2019 as well as lower occupancy and increased concessions at 237 11th due to certain construction related defects that are being repaired.

Property operating expenses increased by approximately $913,000 to $1.6 million for the three months ended March 31, 2020 from $680,000 for the three months ended March 31, 2019. The increase was principally due to expenses associated with 237 11th, including approximately $1.2 million in costs incurred during the three months ended March 31, 2020 to repair the construction related defects. The increase was partially offset by lower expenses from the West Palm Beach, Florida property which was sold in November 2019. These amounts consisted primarily of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance at 237 11th.

Real estate tax expense decreased by $64,000 to $20,000 for the three months ended March 31, 2020 from $84,000 for the three months ended March 31, 2019, due primarily to the sale of the West Palm Beach, Florida property in November 2019.

General and administrative expenses remained relatively flat at $1.3 million for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, approximately $177,000 related to stock-based compensation, $722,000 related to payroll and payroll related expenses, $244,000 related to other corporate expenses, including board fees, corporate office rent and insurance, and $191,000 related to legal, accounting and other professional fees. For the three months ended March 31, 2019, approximately $215,000 related to stock-based compensation, $656,000 related to payroll and payroll related expenses, $254,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $188,000 related to legal, accounting and other professional fees.

Pension related costs decreased by $18,000 to $165,000 for the three months ended March 31, 2020 from $183,000 for the three months ended March 31, 2019. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plans to our condensed consolidated financial statements for further information).

Transaction related costs decreased by $10,000 to $15,000 for the three months ended March 31, 2020 from $25,000 for the three months ended March 31, 2019. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense decreased by approximately $339,000 to $601,000 for the three months ended March 31, 2020 from approximately $940,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $380,000 and the amortization of lease commissions and acquired in-place leases of approximately $221,000. For the three months ended March 31, 2019, depreciation and amortization expense consisted of depreciation in respect of 237 11th and the West Palm Beach, Florida property of approximately $443,000 and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $497,000. The decrease in depreciation and amortization expense for the three months ended March 31, 2020 compared to March 31, 2019 was primarily due to the sale of the West Palm Beach, Florida property in November 2019.

Equity in net loss from unconsolidated joint venture increased by approximately $770,000 to $991,000 for the three months ended March 31, 2020 from approximately $221,000 for the three months ended March 31, 2019 primarily due to higher depreciation and amortization expenses, approximately $800,000 of which was our share of the write-off of deferred finance costs related to the refinancing of the Berkley Loan during the quarter. This was partially offset by higher revenue from the acquisition of 250 North 10th. Equity in net loss from unconsolidated joint venture represents our 50% share in The Berkley that we acquired in 2016 and our 10% interest in 250 North 10th that we acquired in January 2020. For the three months ended March 31, 2020, our share of the loss is primarily comprised of operating income before depreciation of $466,000 offset by depreciation and amortization of $1.2 million and interest expense of $241,000. For the three months ended March 31, 2019, our share of the loss, which consisted only of The Berkley, is primarily comprised of operating income before depreciation of $280,000 million offset by depreciation and amortization of $254,000 and interest expense of $247,000.

Unrealized gain on warrants of $1.2 million represents the change in the mark-to-market of the valuation of the warrants during the three months ended March 31, 2020 (see Note 10 – Stockholders’ Equity – Warrants to our condensed consolidated financial statements for further discussion).

Interest income, net decreased by $17,000 to $4,000 for the three months ended March 31, 2020 from approximately $21,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020, there was approximately $4.0 million of gross interest expense incurred, all of which was capitalized, and $4,000 of interest income. For the three months ended March 31, 2019, there was approximately $3.1 million of gross interest expense incurred, all of which was capitalized, and $21,000 of interest income. The increase in gross interest expense and capitalized interest is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, as well as new borrowings under the Corporate Credit Facility as described in more detail in the Liquidity and Capital Resources section below.

We recorded $65,000 in tax expense for the three months ended March 31, 2020 compared to $81,000 tax in expense for the three months ended March 31, 2019.

Net loss attributable to common stockholders increased by approximately $1.1 million to $3.3 million for the three months ended March 31, 2020 from $2.2 million for the three months ended March 31, 2019 as a result of the changes discussed above.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include some or all of the following:

(1)	cash on hand;
(2)

proceeds from new debt financings, increases to existing debt financings and/or other forms of secured or unsecured debt financing, including governmental programs instituted in response to the impact of COVID-19;

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

As of March 31, 2020, we had total cash and restricted cash of $25.8 million, of which approximately $11.2 million was cash and cash equivalents and approximately $14.6 million was restricted cash. As of December 31, 2019, we had total cash and restricted cash of $18.7 million, of which approximately $9.2 million was cash and cash equivalents and approximately $9.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information) and tenant related security deposits. The increase in restricted cash is primarily due to cash held in reserves related to the 77 Greenwich Credit Facility. In early 2019, we borrowed $7.0 million under the 77 Greenwich Construction Facility and utilized $2.0 million in Company cash to obtain $9.0 million of letters of credit to secure our obligation with the New York City MTA to upgrade to a new handicapped accessible subway entrance at 77 Greenwich. In February 2020, we repaid $3.4 million of the $7.0 million to the 77 Greenwich Lender with proceeds from the Corporate Credit Facility (defined below). The loan funds were placed in a lender controlled account and will be released in connection with future 77 Greenwich construction draws used to upgrade the subway entrance. In addition, cash and cash equivalents includes cash which, together with availability under our line of credit, is required to be maintained to meet certain liquidity requirements under the 77 Greenwich Construction Facility, described below. This liquidity requirement, inclusive of cash and line of credit availability, was $15.0 million as of March 31, 2020, decreased to $10.0 million when we closed on the conveyance of the school condominium to the SCA in April 2020 and can be further decreased to $5.0 million upon achievement of construction and sales milestones.

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility”) with an affiliate of a global institutional investment management firm as initial lender (the “Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent, pursuant to which the Lender agreed to extend us credit in multiple draws aggregating $70 million, which may be increased by $25 million, subject to satisfaction of certain conditions and the consent of the Lender (the “Loan”). Draws under the Loan may be made during the 32-month period following the closing date of the Corporate Credit Facility. The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Corporate Credit Facility may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and for general corporate purposes and working capital. The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% (the “PIK Interest Rate”) and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the closing date, which Cash Pay Interest Rate, from the closing date until the six-month anniversary of the closing date, equals 4.0%, subject to increase during the extension periods. A $2.45 million commitment fee is payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. At March 31, 2020, the Corporate Credit Facility had an outstanding balance of $34.0 million and an effective interest rate of 9.25%. The Corporate Credit Facility was undrawn at December 31, 2019. (See Note 5 – Notes Payable and Secured Line of Credit to our condensed consolidated financial statements for further discussion). We also entered into a Warrant Agreement with the Lender pursuant to which we issued ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock, with an exercise price of $6.50 per share, payable in cash or pursuant to a cashless exercise (see Note 10 – Stockholders Equity – Warrants to our condensed consolidated financial statements for further discussion regarding the warrants).

In May 2018, in connection with the acquisition of 237 11th, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan (the “237 11th Loan”) with Canadian Imperial Bank of Commerce (“CIBC”) and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020. The 237 11th Loan is non-recourse to us except for our environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The effective interest rate at March 31, 2020 was approximately 2.99%. The 237 11th Loan is prepayable at any time in whole, and under certain circumstances in part, upon payment of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable). We are in discussions with CIBC to extend the 237 11th Loan for 12 months.

From time to time, properties that we own, acquire or develop may experience defects or damage due to natural causes, defective workmanship or other reasons.  In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others.  Currently, due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, we have submitted a property and casualty claim for business interruption (lost revenue), property damage and the related remediation costs. We have also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into the litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractor, and insurance carrier, although the damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time and the courts are currently closed, which, together with the general impact of the COVID-19 outbreak, will have an impact on the timing of the foregoing. Until the litigation and/or potential settlement negotiations are resolved, there will be significant cash outflows for repairs and remediation costs which commenced in September 2019. Occupancy continues to decrease as tenants vacate due to the ongoing remediation work. Management continues to manage the leasing at the property. The residential portion of the property was approximately 26.7% leased at March 31, 2020. In April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the remediation and restoration processes have been delayed. This will result in a delay in our ability to restart the lease up of the property.

In December 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “77 Greenwich Lender”). We will continue to draw down proceeds as costs related to the construction of the new mixed-use building are incurred for 77 Greenwich over the next few years. In connection with the closing of the 77 Greenwich Construction Facility on December 22, 2017, a portion of the proceeds was used to pay in full the outstanding balance, including accrued interest, of our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Facility was $118.8 million at March 31, 2020. The 77 Greenwich Construction Facility has a four-year term with an extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the 77 Greenwich Lender, as well as related collateral and a pledge of equity in the borrower. The 77 Greenwich Construction Facility bears interest at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further discussion). The effective interest rate at March 31, 2020 and December 31, 2019 was 9.25% and 10.01%, respectively. Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements. In April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recently re-commenced, although it remains significantly impacted due to a decreased work-force, distancing and other actions taken in response to the COVID-19 outbreak. The delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units and adversely impact our ability to meet certain sales requirements applicable as of the end of 2020 and thereafter. Despite the construction delays, we currently expect that the project will be completed within budget.

Our $12.75 million line of credit with Sterling National Bank is secured by the Paramus, New Jersey property. The maturity date was extended to March 2021. The line of credit bears interest at 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. As of March 31, 2020 the line of credit had an outstanding balance of $5.25 million and an effective interest rate of 2.99%.

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate The Berkley.  On December 5, 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkeley Loan”) secured by The Berkley and the balance was paid in cash (half of which was funded by us).  The non-recourse Berkeley Loan bore interest at the 30-day LIBOR rate plus 216 basis points, was interest only for five years, was pre-payable with a 1% prepayment premium and had covenants and defaults customary for a Freddie Mac financing.  We and our joint venture partner were joint and several recourse carve-out guarantors under the Berkeley Loan pursuant to Freddie Mac’s standard form of guaranty. The effective interest rate was 3.92% at December 31, 2019. On February 28, 2020, in connection with a refinancing, the Berkley Loan was repaid in full and it was replaced with a new 7-year, $33.0 million loan which bears interest at a fixed rate of 2.717% and is interest only during the initial five years. It is pre-payable at any time and can be upsized by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the new loan.

Through a wholly-owned subsidiary, we own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Loan”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million (the “Partner Loan”) was funded through a loan from our joint venture partner. This Partner Loan bears interest at 7% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Loan bears interest at 3.39% for the duration of the loan term and has covenants, defaults, and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

At this time, we believe our existing balances of cash and cash equivalents, together with proceeds that may be raised from equity issuances, debt issuances, dispositions of properties and/or draws on our Corporate Credit Facility and secured line of credit will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months.  Although we believe that we will be able to raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales sufficient to fund any cash needs that we are not able to satisfy with our cash, cash equivalents and draws on our Corporate Credit Facility or secured line of credit, there can be no assurance that we will be able to do so on terms satisfactory to us, if at all (see Note 1 – COVID-19 Pandemic to our condensed consolidated financial statements for further discussion).

Cash Flows

Cash Flows for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net cash used in operating activities increased by approximately $4.1 million to $4.4 for the three months ended March 31, 2020 from $318,000 for the three months ended March 31, 2019. The increase in cash used was primarily from a $2.4 million decrease in accounts payable and accrued expenses.

Net cash used in investing activities increased by approximately $14.8 million to $25.3 million for the three months ended March 31, 2020 from $10.5 million for the three months ended March 31, 2019. The increase in investing activities was primarily due to our investments in our joint ventures for 250 North 10th and The Berkley during the three months ended March 31, 2020 of $5.3 million and $5.2 million, respectively, and $7.9 million less in deferred real estate deposits, partially offset by $3.6 million less in construction spending on 77 Greenwich.

Net cash provided by financing activities increased by approximately $19.7 million to $36.9 million for the three months ended March 31, 2020 from approximately $17.2 million for the three months ended March 31, 2019. The increase in financing activities primarily relates to the $34.0 million, $13.9 million and $5.2 million in proceeds from the Corporate Credit Facility, 77 Greenwich Construction Facility and the Partner Loan, respectively, during the three months ended March 31, 2020, as compared to $14.8 million and $3.0 million in borrowings from the 77 Greenwich Construction Facility and the Line of Credit, respectively, during the three months ended March 31, 2019. We also repaid the $15.4 million 237 11th mezzanine loan during the three months ended March 31, 2020.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. Federal NOLs at March 31, 2020 were approximately $245.6 million. Pursuant to the TCJA, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund in tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new rules, we had released our valuation allowance of $3.1 million in 2017 which was formerly reserved against our AMT credit carryforwards. We had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.  Management is monitoring the impact that the CARES Act may have on the Company. Currently, management is unable to determine the impact that the CARES Act will have on the Company and ultimately on its financial condition, results of operations, or liquidity for fiscal year 2020.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $65.4 million was recorded as of March 31, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

•	the impact of COVID-19;

•	our limited operating history;

•	our limited revenues from operations, limited cash resources and our reliance on external sources of financing to fund operations in the future;

•	our ability to execute our business plan, including as it relates to the development of our largest asset, 77 Greenwich;

•	adverse trends in the New York City residential condominium market;

•	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;

•	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;

•	competition for new acquisitions and investments;

•	risks associated with acquisitions and investments in owned and leased real estate;

•	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;

•	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;

•	risks associated with joint ventures;

•	risks associated with our debt, including the risk of default on our obligations and debt service requirements;

•	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;

•	our ability to maintain certain state tax benefits with respect to certain of our properties;

•	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;

•	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

•	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;

•	loss of key personnel;

•	our ability to obtain additional financing and refinance existing loans and on favorable terms;

•	the effects of new tax laws;

•	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;

•	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;

•	risks associated with breaches of information technology systems;

•	stock price volatility and other risks associated with a lightly traded stock;

•	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;

•	a declining stock price may make it more difficult to raise capital in the future;

•	the influence of certain significant stockholders;

•	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;

•	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us; and

•	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and

•	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2019 Annual Report for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020, and in this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in our 2019 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Of our long-term debt, which consists of secured financings, the $70.0 million Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest of 4.0% until the six-month anniversary of the Closing Date and then increases 0.125% every six months thereafter, the 77 Greenwich Construction Facility bears interest on drawn amounts at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%, points, the 237 11th Loan bears interest at 2.0% over the 30-day LIBOR and the line of credit bears interest at 200 basis points over the 30-day LIBOR. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of March 31, 2020, our debt consisted of two variable-rate secured mortgage loans payable, our Corporate Credit Facility and a promissory note with aggregate carrying values of $171.2 million and a variable-rate secured line of credit with a balance of $5.25 million. Due to the short term maturities and floating rate nature of our debt obligations, their book values approximated their fair values at March 31, 2020. Changes in market interest rates on our variable-rate debt impacts the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2020 levels, with all other variables held constant and would result in a change in our interest expense from approximately $1.9 million lower to $0.7 million higher. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2020, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to give reasonable assurance to the timely collection, evaluation and disclosure of information relating to the Company what would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments – Legal Proceedings – to our condensed consolidated financial statements for further information regarding a claim related to the multiemployer pension plan. In addition to this matter, in the normal course of business, we are also party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position.

Item 1A.	Risk Factors

With the exception of the following, there have been no other material changes in our risk factors disclosed in Part I, Item 1A, of our 2019 Annual Report.

The Company’s business, financial condition, results of operations and stock price has been and will continue to be adversely impacted by the outbreak of COVID-19 and such impact could be material.

During and subsequent to the 2020 first quarter, the world has been impacted by the spread of COVID-19, which has caused global business and other disruptions and significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, financial condition and stock price will depend on numerous evolving factors that are highly uncertain and which we may not be able to predict, including, but not limited to, the duration and scope of the COVID-19 pandemic; governmental, business and individual actions that have been and continue to be taken in response to the COVID-19 pandemic; the impact on economic activity from the COVID-19 pandemic and actions taken in response; the impact on the timeline for construction of our most significant asset, 77 Greenwich, as well as the sales of its residential condominium units, and completion of the remediation and restoration processes at 237 11th, in each case, as a result of the shutdown of construction projects in New York State and the significant impact on the current construction progress; our ability to obtain maturity extensions and covenant modifications on acceptable terms; increased operating costs related to cleaning and disinfecting our properties; and the effect of the COVID-19 pandemic on the Company’s tenants and their ability to make rental payments. These events have and will continue to adversely impact the Company’s business, financial condition, results of operations and stock price, which may be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/20 - 1/31/20	1,500		$3.27	-	$4,851,330

2/1/20 - 2/29/20	-		$-	-	$4,851,330

3/1/20 - 3/31/20	72,214		$1.71	66,214	$4,736,220

Quarter ending March 31, 2020 (1)	73,714	(2)	$1.74	66,214	$4,736,220	(3)

(1) In December 2019, our Board of Directors approved a share repurchase program under which we can purchase up to $5.0 million of shares of our common stock. Repurchases under the share repurchase program may be made through open market or privately negotiated transactions at times and on such terms and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The share repurchase program is subject to the terms of our Corporate Credit Facility and does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(2) Includes an aggregate of (i) 7,500 shares purchased by affiliated purchasers of the Company and (ii) 66,214 shares purchased by the Company in the open market under its share repurchase program, 11,279 of which were purchased by the Company in March 2020 and settled in April 2020, which shares are included in net shares outstanding at March 31, 2020.

(3) Since inception of the share repurchase program through March 31, 2020, the Company has repurchased 115,608 shares of common stock for approximately $264,000, or an average price per share of $2.28. As of March 31, 2020, approximately $4.7 million of shares remained available for purchase under the share repurchase program, subject to the terms of our Corporate Credit Facility.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015).

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: May 11, 2020	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: May 11, 2020	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)