Form 10-Q
period 2020-09-30
Trinity Place Holdings Inc.
filed 2020-11-06
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

    No ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧    No ◻

As of November 6, 2020, there were 32,172,107 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.      FINANCIAL INFORMATION

Item 1. Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS

Real estate, net	$263,883	$293,226
Cash and cash equivalents	5,192	9,196
Restricted cash	12,972	9,474
Prepaid expenses and other assets, net	2,639	9,097
Investments in unconsolidated joint ventures	19,893	10,673
Receivables	1,017	1,836
Deferred rents receivable	67	6
Right-of-use asset	1,651	1,904
Intangible assets, net	9,357	9,912
Total assets	$316,671	$345,324

LIABILITIES

Loans payable, net	$185,951	$169,735
Corporate credit facility, net	29,880	—
Secured line of credit, net	7,144	5,236
Note payable	5,863	670
Deferred real estate deposits	—	82,856
Accounts payable and accrued expenses	12,707	22,243
Pension liabilities	524	1,033
Lease liability	1,805	2,065
Warrant liability	465	1,795
Total liabilities	244,339	285,633

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,326,367 and 37,612,465 shares issued at September 30, 2020 and December 31, 2019, respectively; 32,152,934 and 31,881,961 shares outstanding at September 30, 2020 and December 31, 2019, respectively	383	376
Additional paid-in capital	135,684	134,217
Treasury stock (6,173,433 and 5,730,504 shares at September 30, 2020 and December 31, 2019, respectively)	(56,791)	(55,731)
Accumulated other comprehensive loss	(2,837)	(3,174)
Retained earnings (accumulated deficit)	(4,107)	(15,997)

Total stockholders’ equity	72,332	59,691

Total liabilities and stockholders’ equity	$316,671	$345,324

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$196	$946	$774	$3,520
Other income	80	—	231	—
Total revenues	276	946	1,005	3,520

Operating Expenses
Property operating expenses	2,709	1,191	5,464	2,687
Real estate taxes	19	90	59	264
General and administrative	1,188	1,286	3,953	3,971
Pension related costs	165	183	495	549
Transaction related costs	27	29	131	166
Depreciation and amortization	690	600	2,076	2,377

Total operating expenses	4,798	3,379	12,178	10,014

Operating loss	(4,522)	(2,433)	(11,173)	(6,494)

Gain on sale of school condominium	—	—	24,196	—
Equity in net loss from unconsolidated joint ventures	(176)	(218)	(1,302)	(626)
Unrealized (loss) gain on warrants	(58)	—	1,330	—
Interest (expense) income, net	(545)	14	(795)	53
Interest expense - amortization of deferred finance costs	(40)	—	(148)	—

(Loss) income before taxes	(5,341)	(2,637)	12,108	(7,067)

Tax expense	(51)	(8)	(218)	(199)

Net (loss) income attributable to common stockholders	$(5,392)	$(2,645)	$11,890	$(7,266)

Other comprehensive gain (loss):
Unrealized gain (loss) on pension liability	112	116	337	(1,302)
Comprehensive (loss) income attributable to common stockholders	$(5,280)	$(2,529)	$12,227	$(8,568)

(Loss) income per share - basic	$(0.17)	$(0.08)	$0.37	$(0.23)
(Loss) income per share - diluted	$(0.17)	$(0.08)	$0.36	$(0.23)

Weighted average number of common shares - basic	32,297	31,953	32,290	31,896
Weighted average number of common shares - diluted	32,297	31,953	32,731	31,896

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, JUNE 30, AND SEPTEMBER 30, 2020 AND 2019

(In thousands)

						(Accumulated	Accumulated
			Additional			Deficit) /	Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance as of December 31, 2018 (audited)	37,161	$372	$132,831	(5,514)	$(54,758)	$(15,466)	$(3,518)	$59,461
Net loss attributable to common stockholders	—	—	—	—	—	(2,213)	—	(2,213)
Settlement of stock awards	329	3	—	(134)	(566)	—	—	(563)
Unrealized gain (loss) on pension liability	—	—	—	—	—	1,649	(1,533)	116
Stock-based compensation expense	—	—	332	—	—	—	—	332
Balance as of March 31, 2019 (unaudited)	37,490	$375	$133,163	(5,648)	$(55,324)	$(16,030)	$(5,051)	$57,133
Net loss attributable to common stockholders	—	—	—	—	—	(2,408)	—	(2,408)
Settlement of stock awards	109	1	—	(51)	(203)	—	—	(202)
Unrealized gain on pension liability	—	—	—	—	—	—	115	115
Stock-based compensation expense	—	—	351	—	—	—	—	351
Balance as of June 30, 2019 (unaudited)	37,599	$376	$133,514	(5,699)	$(55,527)	$(18,438)	$(4,936)	$54,989
Net loss attributable to common stockholders	—	—	—	—	—	(2,645)	—	(2,645)
Settlement of stock awards	4	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	116	116
Stock-based compensation expense	—	—	353	—	—	—	—	353
Balance as of September 30, 2019 (unaudited)	37,603	$376	$133,867	(5,699)	$(55,527)	$(21,083)	$(4,820)	$52,813

Balance as of December 31, 2019 (audited)	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691
Net loss attributable to common stockholders	—	—	—	—	—	(3,253)	—	(3,253)
Settlement of stock awards	438	4	—	(197)	(648)	—	—	(644)
Unrealized gain on pension liability	—	—	—	—	—	—	112	112
Stock-based compensation expense	—	—	280	—	—	—	—	280
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(74)	(134)	—	—	(134)
Balance as of March 31, 2020 (unaudited)	38,240	$382	$135,095	(6,002)	$(56,513)	$(19,250)	$(3,062)	$56,652
Net income attributable to common stockholders	—	—	—	—	—	20,535	—	20,535
Settlement of stock awards	66	1	—	(26)	(52)	—	—	(51)
Unrealized gain on pension liability	—	—	—	—	—	—	113	113
Stock-based compensation expense	—	—	294	—	—	—	—	294
Stock buy-back	—	—	—	(136)	(213)	—	—	(213)
Balance as of June 30, 2020 (unaudited)	38,306	$383	$135,389	(6,164)	$(56,778)	$1,285	$(2,949)	$77,330
Net loss available to common stockholders	—	—	—	—	—	(5,392)	—	(5,392)
Settlement of stock awards	20	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	112	112
Stock-based compensation expense	—	—	295	—	—	—	—	295
Stock buy-back	—	—	—	(9)	(13)	—	—	(13)
Balance as of September 30, 2020 (unaudited)	38,326	$383	$135,684	(6,173)	$(56,791)	$(4,107)	$(2,837)	$72,332

See Notes to Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$11,890	$(7,266)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,224	2,377
Stock-based compensation expense	602	675
Gain on sale of school condominium	(24,196)	—
Deferred rents receivable	(61)	(33)
Other non-cash adjustments - pension expense	337	346
Unrealized gain on warrants	(1,330)	—
Equity in net loss from unconsolidated joint ventures	1,302	626
Distribution from unconsolidated joint ventures	865	33
Decrease (increase) in operating assets:
Receivables	2,319	(73)
Prepaid expenses and other assets, net	355	476
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(807)	1,088
Pension liabilities	(509)	(1,010)
Net cash used in operating activities	(7,009)	(2,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(39,772)	(71,484)
Deferred real estate deposits of condominiums	1,971	30,664
Investments in unconsolidated joint ventures	(10,575)	—
Net cash used in investing activities	(48,376)	(40,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate facility	69,740	42,448
Proceeds from secured line of credit	4,400	5,037
Payment of finance costs	(339)	(148)
Repayment of loans and secured line of credit	(17,868)	—
Settlement of stock awards	(695)	(765)
Stock buy-back	(359)	—
Net cash provided by financing activities	54,879	46,572

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(506)	2,991
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,670	14,025
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,164	$17,016

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$9,196	$11,496
RESTRICTED CASH, BEGINNING OF PERIOD	9,474	2,529
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$18,670	$14,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,192	$5,705
RESTRICTED CASH, END OF PERIOD	12,972	11,311
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,164	$17,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$11,466	$9,072
Cash paid during the period for: Taxes	$196	$312

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$7,246	$10,864
Capitalized amortization of deferred financing costs and warrants	$2,107	$2,105
Capitalized stock-based compensation expense	$267	$362
Right-of-use asset	$—	$1,986
Lease liabilities	$—	$(2,149)

See Notes to Condensed Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2020

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including our on-line marketplace at FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $227.6 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2020, which can be used to reduce our future taxable income and capital gains.

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

COVID-19 Pandemic

As a result of the COVID-19 pandemic, numerous federal, state, local and foreign governmental authorities issued a range of “stay-at-home orders”, proclamations and directives aimed at minimizing the spread of COVID-19, among other restrictions on businesses and individuals. Additional proclamations and directives have been issued in response to further outbreaks, and may be issued in the future. The outbreak and restrictions have adversely affected our business operations including, among other things, a temporary suspension of construction work at our most significant asset, 77 Greenwich, which resumed in mid-April, initially on a modified basis as certain work was deemed “essential” construction, and the temporary closing of the sales center for the 77 Greenwich residential condominium units as well as the temporary suspension of the remediation work being performed on 237 11th, which resumed in early June.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, recurring outbreaks, new information which may emerge concerning the pandemic and any additional preventative and protective actions that governments, lending institutions and other businesses, including us, may direct or institute.  These and other developments have resulted in and are expected to result in an extended period of continued business disruption and reduced operations for us as well as for lending and other businesses and governmental entities with which we do business. The ultimate financial impacts cannot be reasonably estimated at this time but the outbreak, restrictions and future developments are anticipated to continue to have an adverse impact on our business, financial condition and results of operations, which has been and may continue to be material.

The recent economic downturn and volatility in financial markets appear to have been primarily driven by uncertainties associated with the pandemic. As it relates to our business, these uncertainties include, but are not limited to, the adverse effect of the pandemic on the New York City and broader economy, residential and potential residential sentiment in New York City, particularly Manhattan, lending institutions, construction and material supply partners, travel and transportation services, our employees, residents and tenants, and traffic to and within geographic areas containing our real estate assets. The pandemic has adversely affected our near-term, and may adversely affect our long-term, liquidity, cash flows and revenues and has required and may continue to require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, seeking loan extensions and covenant modifications, modifying, eliminating or deferring rent payments in the short term for tenants in an effort to mitigate financial hardships and seeking access to federal, state and/or local financing and other programs.  In addition, we continue to be subject to a New York State mandate disallowing tenant evictions for non-payment of rent due to COVID-19 related hardships.

The measures taken to date, together with any additional measures and developments including those noted above, impacted and will continue to impact the Company’s business for the third and fourth fiscal quarters of 2020 and beyond, although the extent of the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The impact of the COVID-19 pandemic may affect our ability to extend or refinance our secured line of credit and the 237 11th Loan (as defined in Note 5 - Loans Payable and Secured Line of Credit) as they mature in March 2021 and June 2021, respectively. The impact of the pandemic has impeded the sale of residential condominium units necessary to meet existing minimum sales covenants in the 77 Greenwich Construction Facility (as defined in Note 5 - Loans Payable and Secured Line of Credit) applicable at December 31, 2020. Given the impacts of COVID-19, it is possible that we may be unable to extend or refinance the maturing debt and we expect that we will be unable to meet the December 31, 2020 sales covenant creating substantial doubt about our ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern. We are in active discussion with the 77 Greenwich Lender to amend certain terms of the 77 Greenwich Construction Facility (each as defined in Note 5 - Loans Payable and Secured Line of Credit) including with respect to the December 31, 2020 sales pace covenant.

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

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2020, 250 North 10th was determined to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we account for this investment under the equity method.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley and 250 North 10th, under the equity method of accounting (see Note 12 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. We do not believe that the value of either of our equity investments was impaired at either September 30, 2020 or December 31, 2019.

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

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered various indicators of impairment, including COVID-19 related impacts, for the nine months ended September 30, 2020, however, no provision for impairment was recorded during either of the nine months ended September 30, 2020 or 2019, respectively.

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

l.

Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, we have elected to combine the lease and non-lease component in accordance with ASC Topic 842 when reporting revenue.  Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the condensed consolidated statements of operations and comprehensive income (loss) as “rental revenues.”  Also, these reimbursements of expenses are recognized within revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, we will apply the guidance under ASC 842 in assessing its lease payments: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both September 30, 2020 and December 31, 2019, we had determined that no liabilities are required in connection with unrecognized tax positions. As of September 30, 2020, our tax returns for the prior three years are subject to review by the Internal Revenue Service.

We are subject to certain federal, state and local income and franchise taxes.

o.

Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable comprising 441,166 restricted stock units that have vested but not yet settled and 7,179,000 warrants exercisable at $6.50 per share were excluded from the computation of diluted income (loss) per share because the awards and warrants would have been antidilutive for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2019.

p.

Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the condensed consolidated balance sheets for mortgage financings and had a balance of $6.0 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively. Costs for our $70 million corporate credit facility of $5.0 million were included in prepaid expenses and other assets, net at December 31, 2019. Deferred finance costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Note 3 – Real Estate, Net

As of September 30, 2020 and December 31, 2019, real estate, net, includes the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Real estate under development	$197,525	$225,673
Building and building improvements	41,358	41,358
Tenant improvements	127	125
Furniture and fixtures	720	708
Land and land improvements	27,939	27,939
	267,669	295,803
Less: accumulated depreciation	3,786	2,577
	$263,883	$293,226

Real estate under development as of September 30, 2020 and December 31, 2019 included 77 Greenwich and the Paramus, New Jersey property. The decrease in real estate under development mainly relates to the sale of the school condominium to the New York City School Construction Authority (the “SCA”) in April, 2020 (see 77 Greenwich and the New York City School Construction Authority below). Building and building improvements, tenant improvements, furniture and fixtures and land and land improvements included the 237 11th property as of September 30, 2020 and December 31, 2019.

Depreciation expense amounted to approximately $403,000 and $402,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Real Estate

In May 2018, we closed on the acquisition of 237 11th, a newly built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The acquisition was funded through acquisition financing and cash on hand. Due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we submitted a property and casualty claim in September 2019 for business interruption (lost revenue), property damage and the related remediation costs. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the claims submitted to the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations, as well as the amounts payable by our insurance carrier, are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the temporary closure of the court system. With the court system starting to reopen, we have been in discussions with defendants and third-party defendants about engaging in mediation to potentially settle the case. There is no assurance that such mediation will occur or the timing of such mediation. Until the litigation and potential litigation and/or settlement negotiations are resolved, there will be significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019.  The decrease in occupancy, which currently stands at 20.0%, was due to the clearing of certain lower level floors to prepare for and carry out the remediation work. Remediation and restoration work was delayed for two months due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property.  Prior to the COVID-19 related shutdown of all non-essential construction by New York State, we expected the building to be approximately 75% remediated by the summer 2020 and to re-introduce the building into the leasing market on or around the same time. As of September 30, 2020, work on floors 7-12 are completed. We recently completed the restoration of 34 units, many of which are occupied.  We also began leasing efforts for the available but vacant units, although the pace of re-leasing in the current environment remains uncertain. Additional units will be introduced back into the market as they become available.

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

As of September 30, 2020 and December 31, 2019, intangible assets, net consisted of real estate tax abatement at its original valuation of $11.1 million, respectively, partially offset by it related accumulated amortization of approximately $1.7 million and $1.2 million, respectively. For each of the three months ended September 30, 2020 and 2019, amortization expense amounted to $185,000, respectively, and for each of the nine months ended September 30, 2020 and 2019, amortization expense amounted to $555,000, respectively.

77 Greenwich and the New York City School Construction Authority

Through a wholly-owned subsidiary, we entered into an agreement with the SCA, whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million.  Payments for construction are made by the SCA to the general contractor in installments as construction on their school condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through 2020 for the construction supervision fee, with an aggregate of $45.9 million having been paid to us as of September 30, 2020 from the SCA.  We have also received an aggregate of $47.6 million in reimbursable construction costs from the SCA through September 30, 2020. Payments and reimbursements from the SCA received prior to April 2020 were recorded as deferred real estate deposits on our condensed consolidated balance sheets until sales criteria were satisfied in April 2020.  Upon Substantial Completion, as defined in our agreement with the SCA, which occurred in April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA.  Following the conveyance of the school condominium unit to the SCA, the SCA is proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school. Upon  conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee, and our liquidity requirement on the 77 Greenwich Construction Facility was decreased from $15.0 million to $10.0 million.  We have also guaranteed certain obligations with respect to the construction of the school.

Note 4 – Prepaid Expenses and Other Assets, Net

As of September 30, 2020 and December 31, 2019, prepaid expenses and other assets, net, include the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Trademarks and customer lists	$—	$2,090
Prepaid expenses	637	797
Lease commissions	—	1,565
Deferred finance costs	1,795	6,798
Other	606	2,641
	3,038	13,891
Less: accumulated amortization	399	4,794
	$2,639	$9,097

Note 5 – Loans Payable and Secured Line of Credit

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility”) with an affiliate of a global institutional investment management firm as initial lender (the “Lender”), and Trimont Real Estate Advisors, LLC, as administrative agent, pursuant to which the Lender agreed to extend us credit in multiple draws aggregating $70.0 million, which may be increased by $25.0 million subject to satisfaction of certain conditions and the consent of the Lender (the “Loan”).  Draws under the Corporate Credit Facility may be made during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Corporate Credit Facility may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The Corporate Credit Facility was undrawn at December 31, 2019 and had an outstanding balance of $34.0 million at September 30, 2020.  Accrued interest totaled approximately $1.1 million at September 30, 2020.

The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% (the “PIK Interest Rate”) and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the Closing Date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date, equals 4.0%, subject to increase during the extension periods. The effective interest rate at September 30, 2020 was 9.375%. A $2.45 million commitment fee is payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of September 30, 2020, we had paid $1.8 million of the commitment fee. The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. The Corporate Credit Facility is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Corporate Credit Facility. Upon final repayment of the Corporate Credit Facility, a multiple on invested capital, or MOIC, amount equal to 130% of the initial Corporate Credit Facility amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts together with the aggregate amount of principal repaid are less than the MOIC amount. The collateral for the Corporate Credit Facility consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

The Corporate Credit Facility provides that we and our subsidiaries, as defined in the Corporate Credit Facility, must comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding corporate loan to value, net worth and liquidity. Under the Corporate Credit Facility, we are permitted to repurchase up to $2.0 million of our common stock pursuant to board approved programs with Loan proceeds, $1.5 million with other sources of cash and otherwise subject to the consent of the required lenders. The Corporate Credit Facility also provides for certain events of default, including cross-defaults to our other loans, and for a guaranty of the Loan obligations by our loan party subsidiaries.

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

Loans Payable

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan (the “237 11th Loan”) with Canadian Imperial Bank of Commerce (“CIBC”) and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC, bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one year extension option upon satisfaction of certain conditions.  The mezzanine loan was repaid in full in February 2020.  In June 2020, the maturity of the 237 11th Loan was extended to June 2021 and the 237 11th Loan was amended to include a delayed draw facility of $4.25 million, which will be drawn once the $3.6 million of remediation reserves we funded in connection with the amendment have been used. None of the delayed draw funds had been drawn as of September 30, 2020.  We also funded an interest reserve account of $0.8 million which we are required to replenish over time. In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%. At September 30, 2020, the 237 11th Loan had a balance of $52.4 million and an effective interest rate of 2.75%. The blended effective interest rate at December 31, 2019 for both the 237 11th Loan and the mezzanine loan was approximately 5.48%. The 237 11th Loan is non-recourse to us except for environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The 237 11th Loan is prepayable at any time in whole, and under certain circumstances in part, upon payment of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable).

The collateral for the 237 11th Loan is the fee interest of our subsidiary in 237 11th.  The 237 11th Loan requires us to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loan due and payable, among other remedies. As of September 30, 2020, we were in compliance with all covenants of the 237 11th Loan.

77 Greenwich Construction Facility

In December 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “77 Greenwich Lender”). We draw down proceeds as costs related to the construction of the new mixed-use building are incurred. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $135.2 million and $104.9 million on the 77 Greenwich Construction Facility at September 30, 2020 and December 31, 2019, respectively, of which at September 30, 2020, $3.5 million is collateralizing letters of credit securing our obligation with the New York City MTA to upgrade the subway entrance.

The 77 Greenwich Construction Facility has a four-year term ending January 2022 with an extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the 77 Greenwich Lender, as well as related collateral and pledge of equity in the borrower. The 77 Greenwich Construction Facility bears interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate at September 30, 2020 and December 31, 2019 was 9.25% and 10.01%, respectively. The 77 Greenwich Construction Facility provides for certain loan proceeds to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the 77 Greenwich Lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before June 19, 2021, subject to certain exceptions.

In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements including the Company maintaining initial liquidity of at least $15.0 million, consisting of unrestricted cash and, for up to 50% of the requirement, qualified lines of credit, and additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA. The liquidity requirement decreased to $10.0 million upon conveyance of the school condominium to the SCA in April 2020. We also entered into certain completion and other guarantees with the 77 Greenwich Lender and the SCA in connection with the 77 Greenwich Construction Facility. As of September 30, 2020, we were in compliance with all covenants of the 77 Greenwich Construction Facility. In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended.  Construction recommenced mid-April, initially on a modified basis, as certain work was deemed "essential" construction.  Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units. Our ability to meet certain sales requirements applicable as of the end of 2020 and thereafter has been materially adversely affected and we expect we will be unable to meet the December 31, 2020 sales pace covenant. We are in active discussion with the 77 Greenwich Lender to amend certain terms of the 77 Greenwich Construction Facility, including with respect to the December 31, 2020 sales pace covenant.  Despite the construction delays, we currently expect that the construction project will be completed within budget.  We currently anticipate receiving our temporary certificates in stages from December 2020 through the first half of 2021.

In December 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The fair value of the interest rate cap as of both September 30, 2020 and December 31, 2019 was approximately zero. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense. During the nine months ended September 30, 2020, there was no change in value of this instrument.

Secured Line of Credit

Our $12.75 million line of credit with Sterling National Bank is secured by the Paramus, New Jersey property and matures in March 2021. The line of credit bears interest at a rate of 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty.  A portion of the line of credit is subject to an unused fee.  This secured line of credit had an outstanding balance of $7.15 million at September 30, 2020 and $5.25 million December 31, 2019 and an effective interest rate of 2.15% as of September 30, 2020 and 3.76% as of December 31, 2019.

Interest

Consolidated interest expense (income), net includes the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest expense	$4,418	$3,525	$12,554	$9,905
Interest capitalized	(3,820)	(3,525)	(11,702)	(9,905)
Interest income	(53)	(14)	(57)	(53)
Interest expense (income), net	$545	$(14)	$795	$(53)

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the consolidated loans payable, corporate credit facility, the secured line of credit and the warrant liability approximated their carrying values as they are variable-rate instruments.

Note 7 – Pension Plans

Defined Benefit Pension Plan

Our predecessor, Syms, sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. As of September 30, 2020 and December 31, 2019, we had a recorded liability of $524,000 and $924,000, respectively, which is included in pension liabilities on the accompanying condensed consolidated balance sheets. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.3 million to the Syms sponsored plan from September 17, 2012 through September 30, 2020. Historically, we have funded this plan in the third quarter of the calendar year.

Multiemployer Pension Plans

Certain Syms employees were covered by collective bargaining agreements and participated in various multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from the plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. As a result of the complete withdrawal, we were obligated to pay a withdrawal liability to one of these pension plans through the first quarter of 2020. We were required to make quarterly payments in the amount of approximately $203,000 until this liability was completely paid, which occurred with the final payment of $109,000 in January 2020. We had no liability and a liability of $109,000 as of September 30, 2020 and December 31, 2019, respectively, related to this plan which is included in pension liabilities on the accompanying condensed consolidated balance sheets.

See Note 8 - Commitments - Legal Proceedings - for further information regarding a claim related to the multiemployer pension plan.

Note 8 – Commitments

a.

Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $110,000 and $329,000 for both the three and nine months ended September 30, 2020 and 2019, respectively. The lease for our sales office for 77 Greenwich located at 17 State Street, New York, New York expires on May 31, 2021. Rent expense paid for this operating lease was approximately $65,000 and $239,000 for the three months and nine months ended September 30, 2020, respectively and $92,000 and $275,000 for the three and nine months ended September 30, 2019, respectively. The remaining lease obligation, excluding any extension options, for our corporate office and the sales office is approximately $2.3 million.

Legal Proceedings – The trustees for the multiemployer pension plan (the "Trustees") to which the January 2020 payment was made claimed in February 2020 that the multiemployer pension plan was due additional sums in excess of the amount set forth in the Plan. We advised the Trustees that if an action was taken to pursue a further claim against the Company, they will be in violation of the permanent injunction under the Plan and confirmation order. On May 1, 2020, the Trustees filed a complaint in the United States District Court for the Southern District of New York seeking a judgment against the Company in the amount of approximately $2.6 million, plus unliquidated amounts on account of the multiemployer pension plan. Following the filing of the complaint, the Company moved to have the Bankruptcy Court reopen the bankruptcy case to enforce the permanent injunction, Plan, and confirmation order against the Trustees. On June 10, 2020, the Bankruptcy Court granted the Company's motion to reopen the bankruptcy case. On July 22, 2020, the Bankruptcy Court heard arguments on whether to enforce the permanent injunction, Plan, and confirmation order against the Trustees.  On October 26, 2020, the Bankruptcy Court entered a memorandum order granting the Company’s motion to enforce the confirmation order and Plan, finding that under the unambiguous terms of the Plan, the Company has paid the full amount owed to the Trustees under the Plan and that no further payments are due.  The Bankruptcy Court’s memorandum order will become a final non-appealable order if the Trustees do not file a notice of appeal within 14 days of the entry of the order.

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

Note 9 – Income Taxes

Effects of the Tax Cuts and Jobs Act

Pursuant to the U.S Tax Cuts and Jobs Act (the "TCJA") of 2017, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund in tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new rules, as of December 31, 2017 we had released the valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards and we had recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019 and the balance of approximately $1.5 million in July 2020.

Other

At September 30, 2020, we had federal NOLs of approximately $227.6 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through September 30, 2020, we have utilized approximately $28.4 million of the federal NOLs. At September 30, 2020, we also had state NOLs of approximately $119.9 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $19.5 million and $13.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $59.7 million and $63.7 million as of September 30, 2020 and December 31, 2019, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

On March 27, 2020, President Trump signed into law the "Coronavirus Aid, Relief, and Economic Security (CARES) Act." The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The CARES Act did not have a material impact on our financial position, results of operations or cash flows.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of September 30, 2020 and December 31, 2019, there were 38,326,367 shares and 37,612,465 shares of common stock issued, respectively, and 32,152,934 shares and 31,881,961 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

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

The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants, which were initially valued at approximately $1.8 million at December 31, 2019, are accounted for under the liability method. These Warrants were valued at approximately $465,000 at September 30, 2020.  The $1.3 million change in fair value of the Warrants was recorded as an unrealized gain in the condensed consolidated statement of operations and comprehensive income (loss) during the nine months ended September 30, 2020.

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

Share Repurchase Program

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended September 30, 2020:

				Total number	Approximate
				of Shares	Dollar Value of
				Purchased As	Shares that
				Part of	May Yet Be
	Total		Weighted	Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs	Programs
7/1/20 - 7/31/20	14,699		$1.34	9,199	$4,516,733

8/1/20 - 8/31/20	72		$1.30	72	$4,516,639

9/1/20 - 9/30/20	—		$—	—	$4,516,639

Quarter ending September 30, 2020 (1)	14,771	(2)	$1.34	9,271	$4,516,639	(3)

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

(2) Includes an aggregate of (i) 5,500 shares purchased by affiliated purchasers of the Company and (ii) 9,271 shares purchased by the Company in the open market under its share repurchase program.

(3) Since inception of the share repurchase program through September 30, 2020, the Company has repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93.  As of September 30, 2020, approximately $4.5 million of shares remained available for purchase under the share repurchase program, subject to the terms of our Corporate Credit Facility.

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

Note 11 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares. Our SIP activity as of September 30, 2020 and December 31, 2019 follows:

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,017,535	—	340,760	—
Additional shares approved by stockholders	—	—	1,000,000	—
Granted to employees	(295,500)	$3.01	(267,000)	$4.15
Granted to non-employee directors	(40,487)	$1.76	(13,050)	$3.98
Deferred under non-employee director's deferral program	(80,230)	$1.90	(43,175)	$3.98
Balance available, end of period	601,318	—	1,017,535	—

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the nine months ended September 30, 2020, we granted 295,500 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $146,000 and $438,000 in compensation expense related to these shares was amortized during the three and nine months ended September 30, 2020, respectively, of which approximately $51,000 and $152,000 was capitalized into real estate under development, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended September 30, 2020 and 2019 totaled $177,000 and $215,000, respectively, which is net of $91,000 and $120,000 capitalized as part of real estate under development, respectively. Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2020 and 2019 totaled $531,000 and $644,000, respectively, which is net of $272,000 and $362,000 capitalized as part of real estate under development, respectively.

Our RSU activity was as follows:

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	453,334	$5.00	381,167	$6.39
Granted RSUs	295,500	$3.01	267,000	$4.15
Vested	(166,500)	$5.46	(194,833)	$5.98
Non-vested at end of period	582,334	$3.86	453,334	$5.00

As of September 30, 2020, there was approximately $694,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2022.

During the nine months ended September 30, 2020, we issued 482,939 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 222,575 shares to provide for the employees’ withholding tax liabilities.

During the three and nine months ended September 30, 2020, we issued 19,879 and 40,487 shares of common stock, respectively, to board members as part of their annual compensation.

In January 2020, we issued 190,476 shares of common stock to consultants pursuant to their agreement related to the closing of the Corporate Credit Facility.

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

As of September 30, 2020, a total of 143,384 stock units have been deferred under the Deferral Program.

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

Through a wholly-owned subsidiary, we own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a newly built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Loan”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Loan bears interest at 3.39% for the duration of the loan term and has covenants, defaults, and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

As of September 30, 2020, we have one unconsolidated VIE, namely 250 North 10th. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of this entity does not give us power over decisions that significantly affect this entity’s economic performance. We account for our investment in this entity under the equity method (see Note 2 – Summary of Significant Accounting Policies – Basis of Presentation – Principles of Consolidation). As of September 30, 2020, the net carrying amount of our investment in this entity was $5.7 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

As we do not control these joint ventures, we account for them under the equity method of accounting. The combined balance sheets for our unconsolidated joint ventures at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS

Real estate, net	$168,801	$50,508
Cash and cash equivalents	1,688	344
Restricted cash	763	435
Tenant and other receivables, net	293	42
Prepaid expenses and other assets, net	173	66
Intangible assets, net	25,481	11,757
Total assets	$197,199	$63,152

LIABILITIES

Mortgages payable, net	$114,481	$41,207
Accounts payable and accrued expenses	1,678	598
Total liabilities	116,159	41,805

MEMBERS’ EQUITY

Members’ equity	93,411	27,169
Accumulated deficit	(10,310)	(5,822)
Accumulated other comprehensive loss	(2,061)	—
Total members’ equity	81,040	21,347

Total liabilities and members’ equity	$197,199	$63,152

Our investments in unconsolidated joint ventures	$19,893	$10,673

The statements of operations for our unconsolidated joint ventures for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$3,303	$834	$9,708	$2,499

Total revenues	3,303	834	9,708	2,499

Operating Expenses
Property operating expenses	925	270	2,430	715
Real estate taxes	25	12	60	34
General and administrative	3	2	8	7
Amortization	1,475	134	4,201	402
Depreciation	985	331	2,848	992

Total operating expenses	3,413	749	9,547	2,150

Operating (loss) income	(110)	85	161	349

Interest expense, net	(946)	(478)	(2,840)	(1,471)
Interest expense -amortization of deferred finance costs	(69)	(43)	(1,809)	(129)

Net loss	$(1,125)	$(436)	$(4,488)	$(1,251)

Our equity in net loss from unconsolidated joint ventures	$(176)	$(218)	$(1,302)	$(626)

Note 13 – Subsequent Events

We have performed subsequent event procedures through the date the condensed consolidated financial statements were available to be issued, and there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc. (“Trinity,” “we,” “our,” or “us”) is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was a vacant building that was demolished and is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn (“The Berkley”) and a 10% interest in a newly built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition we own a property occupied by retail tenants in Paramus, New Jersey. See Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $227.6 million of federal net operating loss carry forwards (“NOLs”) at September 30, 2020, which can be used to reduce our future taxable income and capital gains.

We continue to evaluate new investment opportunities. Recently, we have focused on newly constructed multi-family properties in New York City. We consider investment opportunities involving other types of properties and real estate related assets, as well as repurchases of our common stock, taking into account our cash position, liquidity requirements, and our ability to raise capital to finance our growth. In addition, we may selectively consider potential acquisition, development and disposition opportunities as well as fee based opportunities. Vacancy rates for multifamily properties across all boroughs have increased with the largest increases in Manhattan. This has driven a slight drop in rental rates and an increase in concessions. Rent collections for multifamily properties have been in line with pre-pandemic collection rates. Sales transaction volumes have decreased and signs of distress in the investment market has been almost non-existent over the past six month.

Impact of COVID-19

The impact of the recent outbreak of COVID-19 on our results and operations has been and will continue to be significant. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets from the COVID-19 pandemic and new information that emerges with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on the timeline for construction of our most significant asset, 77 Greenwich, as well as the sales of its residential condominium units, which is material, and completion of the remediation and restoration processes at 237 11th; our ability to obtain maturity extensions and covenant modifications on acceptable terms, including with respect to the December 31, 2020 sales pace covenant in the 77 Greenwich Construction Facility, as defined in the Liquidity and Capital Resouces section; increased operating costs related to cleaning and disinfecting our properties; and the effect of the COVID-19 pandemic on the Company’s tenants and their ability to make rental payments. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations and stock price, which has been and is anticipated to continue to be material. See Note 1 – Business to our condensed consolidated financial statements and Part II. Item 1A. "Risk Factors," of this Quarterly Report on Form 10-Q for further information.

Properties

Below is certain information regarding our real estate properties as of September 30, 2020:

		Building Size
		(estimated		Leased at
		rentable	Number of	September 30,
Property Location	Type of Property	square feet)	Units	2020
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	-	—	N/A

Paramus, New Jersey (2)	Property under development	77,000	—	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	20.0%

Total		157,000	105

Joint Ventures

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	96.8%
250 North 10th Street, Brooklyn, New York - 10% (5)	Multi-family	158,000	234	85.0%

Total		223,000	329

Grand Total		380,000	434
(1)77 Greenwich. We are currently in the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of street level retail space, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. Demolition was completed in the third quarter of 2017, and excavation, foundation and environmental remediation work was completed in September 2018. Superstructure work was completed in June 2019. In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. As of September 30, 2020, 100% of the building enclosure is complete (excluding the hoist area) and framing of the residential units is approximately 80% complete. The apartment finishes program has commenced with drywall work complete on multiple floors and installation of tile and stone, wood floors, cabinets, counter tops and appliances underway.  We have completed the build-out of the model units in the building.  The attorney general’s office approved our condominium offering plan in April 2019. Marketing of residential units for sale commenced during the spring 2019 and the Company has commenced entering into sales agreements with purchasers of the residential condominium units, although sales activity has been adversely impacted by the pandemic and the local New York City economy. In December 2017, we closed on a $189.5 million construction facility. We draw down proceeds under the construction facility as costs related to the construction are incurred, with an aggregate of $135.2 million having been drawn as of September 30, 2020. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and contributions by the New York City School Construction Authority (the “SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information).

Through a wholly-owned subsidiary, we entered into an agreement with the SCA, whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October

2019 for the land and will continue through 2020 for the construction supervision fee, with an aggregate of $45.9 million having been paid to us as of September 30, 2020 from the SCA. We have also received an aggregate of $47.6 million in reimbursable construction costs from the SCA through September 30, 2020. Upon Substantial Completion, as defined in our agreement with the SCA, which occurred in April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA. Following the conveyance of the condominium unit to the SCA, the SCA is proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school. Upon conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee, and our liquidity requirement on the 77 Greenwich Construction Facility was decreased from $15.0 million to $10.0 million.

Prior to the COVID-19 related shutdown of all non-essential construction by New York State in early April 2020, the residential condominium units were scheduled to be completed by the end of 2020.  The New York State shut down resulted in the construction of 77 Greenwich being temporarily suspended for several weeks in April 2020, and subsequently impacted the construction project due to a temporarily reduced work-force, social distancing requirements and other actions taken in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units. Our ability to meet certain sales requirements applicable as of the end of 2020 and thereafter has been materially adversely affected and we expect we will be unable to meet the December 31, 2020 sales pace covenant. We are in active discussion with the 77 Greenwich Lender to amend certain terms of the 77 Greenwich Construction Facility (each as defined below), including with respect to the December 31, 2020 sales pace covenant.  Despite the construction delays, we currently expect that the construction project will be completed within budget.  We currently anticipate receiving our temporary certificates in stages from December 2020 through the first half of 2021.

(2)Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) pursuant to a license agreement that began on June 1, 2016, which is terminable upon two months’ notice, and currently is scheduled to end on March 31, 2021. The outparcel building is leased to a long-term tenant whose lease expires on March 31, 2022. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. During the third quarter ended September 30, 2020, we collected 100% of rent due.

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

Due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we submitted a property and casualty claim in September 2019 for business interruption (lost revenue), property damage and the related remediation costs. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the claims submitted to the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations, as well as the amounts payable by our insurance carrier, are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the temporary closure of the court system.  With the court system starting to reopen, we have been in discussions with defendants and third-party defendants about engaging in mediation to potentially settle the case. There is no assurance that such mediation will occur or the timing of such mediation. Until the litigation and potential litigation and/or settlement negotiations are resolved, there will be significant cash outflows for costs associated with repairs and remediation, which commenced in September 2019. The decrease in occupancy, which currently stands at 20.0%, was due to the clearing of certain lower level floors to prepare for and carry out the remediation work. Remediation and restoration work was delayed for two months due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property. Prior to the COVID-19 related shutdown of all non-essential construction by New York State, we expected the building to be approximately 75% remediated by the summer 2020 and to re-introduce the building into the leasing market on or around the same time. As of September 30, 2020, work on floors 7-12 are completed. We recently completed the restoration of 34 units, many of which are occupied.  We also began leasing efforts for the available but vacant units, although the pace of re-leasing in the current environment remains uncertain.  Additional units will be introduced back into the market as they become available.  During the third quarter ended September 30, 2020, we collected approximately 98.3% of rent due.

(4)223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly built 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. The property is currently 96.8% leased. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year 421a real estate tax exemption. During the third quarter ended September 30, 2020, The Berkley collected approximately 95.3% of rent due.
(5)250 North 10th Street. Through a joint venture, we own a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a newly built 234-unit apartment building in Williamsburg, Brooklyn, New York. The property is four blocks from the Bedford Avenue L subway station and a short walk from the Metropolitan Avenue G subway station as well as the J, M, and Z trains at Marcy Avenue. It is located one block from The Berkley. The property is currently 85.0% leased. Apartments feature top-of-the-line unit finishes including GE stainless steel appliances, caesarstone countertops, in-unit washers and dryers, individually zoned climate controls, floor to ceiling windows and oak hardwood floors. In addition, the property offers a full amenity package including a concierge, a resident’s lounge with roof deck, a fitness center, a café lounge and an expansive terrace, tenant storage, parking, and sweeping views of the neighborhood and Manhattan. The property has approximately eight years remaining on its 15-year 421a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the 421a real estate tax exemption. During the third quarter ended September 30, 2020, 250 North 10th Street collected approximately 93.7% of rent due.

Lease Expirations

As of September 30, 2020, we have one retail lease at our Paramus property with 4,000 square feet of leased space with annualized rent of $140,000 per year that expires in 2022 and a retail license agreement with 73,000 square feet of space with annualized rent of $480,000 per year that expires in 2021. As of September 30, 2020, we have two retail leases at the 237 11th property with a total of 3,080 square feet of leased space. One lease has an annualized rent of $130,000 per year that expires in 2027 and the second lease has an annualized rent of $114,000 per year that expires in 2036. All our other leases are residential leases which expire within twelve or twenty-four months of the commencement date.

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and nine months ended September 30, 2020 and 2019 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2019 Annual Report.

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Rental revenues in total decreased by approximately $750,000 to $196,000 for the three months ended September 30, 2020 from $946,000 for the three months ended September 30, 2019. This consisted of a decrease in rent revenues by approximately $567,000 to $312,000 for the three months ended September 30, 2020 from $879,000 for the three months ended September 30, 2019, as well as a decrease in tenant reimbursements of $183,000 which was an expense of $116,000 for the three months ended September 30, 2020 as compared to revenue of $67,000 for the three months ended September 30, 2019. The decrease in total revenues and its related components was partially due to the sale of the West Palm Beach, Florida property (approximately $375,000) in November 2019 as well as lower occupancy and increased concessions at 237 11th due to certain construction related defects that are being repaired.

Other income of $80,000 consisted of the SCA construction supervision fees we recognized since the closing on the sale of the school condominium to the SCA in April 2020.

Property operating expenses increased by approximately $1.5 million to $2.7 million for the three months ended September 30, 2020 from $1.2 million for the three months ended September 30, 2019. The increase was principally due to expenses associated with 237 11th, including approximately $2.5 million in costs incurred during the three months ended September 30, 2020 to repair the construction related defects. The increase was partially offset by a reduction in expenses from the West Palm Beach, Florida property which was sold in November 2019. These amounts consisted primarily of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance at 237 11th.

Real estate tax expense decreased by $71,000 to $19,000 for the three months ended September 30, 2020 from $90,000 for the three months ended September 30, 2019, due primarily to the sale of the West Palm Beach, Florida property in November 2019.

General and administrative expenses decreased by $98,000 to $1.2 million for the three months ended September 30, 2020 from $1.3 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, approximately $177,000 related to stock-based compensation, $687,000 related to payroll and payroll related expenses, $241,000 related to other corporate expenses, including board fees, corporate office rent and insurance, and $83,000 related to legal, accounting and other professional fees. For the three months ended September 30, 2019, approximately $215,000 related to stock-based compensation, $647,000 related to payroll and payroll related expenses, $169,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $255,000 related to legal, accounting and other professional fees.

Pension related costs decreased by $18,000 to $165,000 for the three months ended September 30, 2020 from $183,000 for the three months ended September 30, 2019. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plans to our condensed consolidated financial statements for further information).

Transaction related costs decreased by $2,000 to $27,000 for the three months ended September 30, 2020 from $29,000 for the three months ended September 30, 2019. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense increased by approximately $90,000 to $690,000 for the three months ended September 30, 2020 from approximately $600,000 for the three months ended September 30, 2019. For the three months ended September 30, 2020, depreciation and amortization expense consisted of depreciation for 237 11th of approximately

$407,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $283,000. For the three months ended September 30, 2019, depreciation and amortization expense consisted of depreciation in respect of 237 11th and the West Palm Beach, Florida property of approximately $406,000 and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $194,000. The increase in depreciation and amortization expense for the three months ended September 30, 2020 compared to September 30, 2019 was primarily due to the amortization of warrants and the sale of the West Palm Beach, Florida property in November 2019.

Equity in net loss from unconsolidated joint ventures decreased by approximately $42,000 to $176,000 for the three months ended September 30, 2020 from approximately $218,000 for the three months ended September 30, 2019. Equity in net loss from unconsolidated joint ventures represents our 50% share in The Berkley that we acquired in 2016 and our 10% share in 250 North 10th that we acquired in January 2020. For the three months ended September 30, 2020, our share of the loss is primarily comprised of operating income before depreciation of $457,000 offset by depreciation and amortization of $447,000 and interest expense of $186,000. For the three months ended September 30, 2019, our share of the loss, which consisted only of The Berkley, is primarily comprised of operating income before depreciation of $275,000 million offset by depreciation and amortization of $254,000 and interest expense of $239,000.

Unrealized loss on warrants of $58,000 represents the change in the mark-to-market of the valuation of the warrants during the three months ended September 30, 2020.

Interest expense, net increased by $559,000 to $545,000 for the three months ended September 30, 2020 from approximately $14,000 in interest income, net for the three months ended September 30, 2019. For the three months ended September 30, 2020, there was approximately $4.4 million of gross interest expense incurred, $3.8 million of which was capitalized, and interest income of $53,000. For the three months ended September 30, 2019, there was approximately $3.5 million of gross interest expense incurred, all of which was capitalized, and $14,000 of interest income. The increase in gross interest expense and capitalized interest is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, as well as new borrowings under the Corporate Credit Facility as described in more detail in the Liquidity and Capital Resources section below.

Interest expense - amortization of deferred finance costs of $40,000 for the three months ended September 30, 2020 represents the amount of amortization of finance costs for our loans and line of credit that were not capitalized as part of real estate under development.

We recorded $51,000 in tax expense for the three months ended September 30, 2020 compared to $8,000 tax in expense for the three months ended September 30, 2019.

Net loss attributable to common stockholders increased by approximately $2.8 million to $5.4 million for the three months ended September 30, 2020 from $2.6 million for the three months ended September 30, 2019 as a result of the changes discussed above.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Rental revenues in total decreased by approximately $2.7 million to $774,000 for the nine months ended September 30, 2020 from $3.5 million for the nine months ended September 30, 2019. This consisted of a decrease in rent revenues by approximately $2.0 million to $1.1 million for the nine months ended September 30, 2020 from $3.1 million for the nine months ended September 30, 2019, as well as a decrease in tenant reimbursements of $674,000 which was an expense of $285,000 for the nine months ended September 30, 2020 as compared to revenue of $389,000 for the nine months ended September 30, 2019. The decrease in total revenues and its related components was partially due to the sale of the West Palm Beach, Florida property (approximately $1.2 million) in November 2019 as well as lower occupancy and increased concessions at 237 11th due to certain construction related defects that are being repaired.

Other income of $231,000 consisted mainly of the SCA construction supervision fees we recognized since the closing on the sale of the school condominium to the SCA in April 2020.

Property operating expenses increased by approximately $2.8 million to $5.5 million for the nine months ended September 30, 2020 from $2.7 million for the nine months ended September 30, 2019. The increase was principally due to expenses associated with 237 11th, including approximately $4.7 million in costs incurred during the nine months ended September

30, 2020 to repair the construction related defects. The increase was partially offset by a reduction expenses from the West Palm Beach, Florida property which was sold in November 2019. These amounts consisted primarily of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance at 237 11th.

Real estate tax expense decreased by $205,000 to $59,000 for the nine months ended September 30, 2020 from $264,000 for the nine months ended September 30, 2019, due primarily to the sale of the West Palm Beach, Florida property in November 2019.

General and administrative expenses remained flat at $4.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. For the nine months ended September 30, 2020, approximately $531,000 related to stock-based compensation, $2.1 million related to payroll and payroll related expenses, $738,000 related to other corporate expenses, including board fees, corporate office rent and insurance, and $583,000 related to legal, accounting and other professional fees. For the nine months ended September 30, 2019, approximately $644,000 related to stock-based compensation, $2.0 million related to payroll and payroll related expenses, $783,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $592,000 related to legal, accounting and other professional fees.

Pension related costs decreased by $54,000 to $495,000 for the nine months ended September 30, 2020 from $549,000 for the nine months ended September 30, 2019. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plans to our condensed consolidated financial statements for further information).

Transaction related costs decreased by $35,000 to $131,000 for the nine months ended September 30, 2020 from $166,000 for the nine months ended September 30, 2019. These costs represent professional fees and other costs incurred in connection with formation activities and the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense decreased by approximately $301,000 to $2.1 million for the nine months ended September 30, 2020 from approximately $2.4 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $1.2 million and the amortization of lease commissions, acquired in-place leases and warrants of approximately $848,000. For the nine months ended September 30, 2019, depreciation and amortization expense consisted of depreciation for 237 11th and the West Palm Beach, Florida property of approximately $1.4 million and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $1.0 million. The decrease in depreciation and amortization expense for the nine months ended September 30, 2020 compared to September 30, 2019 was primarily due to the in-place residential leases of 237 11th being fully amortized by September 30, 2019 and the sale of the West Palm Beach, Florida property in November 2019.

Gain on sale of condominium of $24.2 million for the nine months ended September 30, 2020 consists of the gain on sale of the school condominium to the SCA of $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee which had been deferred. This gain was recorded upon the conveyance of the school condominium to the SCA in April 2020.

Equity in net loss from unconsolidated joint ventures increased by approximately $676,000 to $1.3 million for the nine months ended September 30, 2020 from approximately $626,000 for the nine months ended September 30, 2019 primarily due to higher depreciation and amortization expenses, approximately $800,000 of which was our portion of the write-off of deferred finance costs related to the refinancing of the Berkley Loan during the second quarter ending June 30, 2020. This was partially offset by higher rental revenue from the acquisition of 250 North 10th. Equity in net loss from unconsolidated joint ventures represents our 50% share in The Berkley that we acquired in 2016 and our 10% share in 250 North 10th that we acquired in January 2020. For the nine months ended September 30, 2020, our share of the loss is primarily comprised of operating income before depreciation of $1.4 million offset by depreciation and amortization of $2.1 million and interest expense of $609,000. For the nine months ended September 30, 2019, our share of the loss, which consisted only of The Berkley, is primarily comprised of operating income before depreciation of $872,000 million offset by depreciation and amortization of $762,000 and interest expense of $736,000.

Unrealized gain on warrants of $1.3 million represents the change in the mark-to-market of the valuation of the warrants during the nine months ended September 30, 2020.

Interest expense, net increased by $848,000 to $795,000 for the nine months ended September 30, 2020 from approximately $53,000 of interest income, net for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, there was approximately $12.6 million of gross interest expense incurred, $11.7 million of which was capitalized, and $57,000 of interest income. For the nine months ended September 30, 2019, there was approximately $9.9 million of gross interest expense incurred, all of which was capitalized, and $53,000 of interest income. The increase in gross interest expense and capitalized interest is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, as well as new borrowings under the Corporate Credit Facility as described in more detail in the Liquidity and Capital Resources section below.

Interest expense - amortization of deferred finance costs of $148,000 for the nine months ended September 30, 2020 represents the amount of amortization of finance costs for our loans and line of credit that were not capitalized as part of real estate under development.

We recorded $218,000 in tax expense for the nine months ended September 30, 2020 compared to $199,000 in tax in expense for the nine months ended September 30, 2019.

Net income attributable to common stockholders increased by approximately $19.2 million to $11.9 million for the nine months ended September 30, 2020 from a loss of $7.3 million for the nine months ended September 30, 2019 as a result of the changes discussed above, principally the gain on sale of the school condominium to the SCA.

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

As of September 30, 2020, we had total cash and restricted cash of $18.2 million, of which approximately $5.2 million was cash and cash equivalents and approximately $13.0 million was restricted cash. As of December 31, 2019, we had total cash and restricted cash of $18.7 million, of which approximately $9.2 million was cash and cash equivalents and approximately $9.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further information), deposits on condominium sales at 77 Greenwich and tenant related security deposits. The increase in restricted cash is primarily due to increased cash held in reserves related to the 77 Greenwich Construction Facility and deposits on condominiums under contract at 77 Greenwich as well as increased remediation and interest reserves required with the amended 237 11th Loan in June 2020. In early 2019, we borrowed $7.0 million under the 77 Greenwich Construction Facility and utilized $2.0 million in Company cash to obtain $9.0 million of letters of credit to secure our obligation with the New York City MTA to upgrade to a new handicapped accessible subway entrance at 77 Greenwich. In February 2020, we repaid $3.4 million of the $7.0 million owed to the 77 Greenwich Lender with proceeds from the Corporate Credit Facility (defined below). The loan funds were placed in a lender controlled account and will be released in connection with future 77 Greenwich construction draws used to upgrade the subway entrance. In addition, cash and cash equivalents includes cash which, together with availability under our line of credit, is required to be maintained to meet certain liquidity requirements under the 77 Greenwich Construction Facility, described below. This liquidity requirement, inclusive of cash and line of credit availability, decreased to $10.0 million when we closed on the conveyance of the school condominium to the SCA in April 2020.

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility”) with an affiliate of a global institutional investment management firm as initial lender (the “Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent, pursuant to which the Lender agreed to extend us credit in multiple draws aggregating $70.0 million, which may be increased by $25.0 million subject to satisfaction of certain conditions and the consent of the Lender (the “Loan”). Draws under the Corporate Credit Facility may be made during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Corporate Credit Facility may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% (the “PIK Interest Rate”) and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the closing date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date, equals 4.0%, subject to increase during the extension periods. A $2.45 million commitment fee is payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of September 30, 2020, we had paid $1.8 million of the commitment fee. The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. At September 30, 2020, the Corporate Credit Facility had an outstanding balance of $34.0 million and an effective interest rate of 9.375%. Accrued interest totaled approximately $1.1 million at September 30, 2020.  The Corporate Credit Facility was undrawn at December 31, 2019. (See Note 5 – Notes Payable and Secured Line of Credit to our condensed consolidated financial statements for further discussion). We also entered into a Warrant Agreement with the Lender pursuant to which we issued ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock, with an exercise price of $6.50 per share, payable in cash or pursuant to a cashless exercise (see Note 10 – Stockholders Equity – Warrants to our condensed consolidated financial statements for further discussion regarding the warrants).

In May 2018, in connection with the acquisition of 237 11th, wholly owned subsidiaries of ours entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan (the “237 11th Loan”) with Canadian Imperial Bank of Commerce (“CIBC”) and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020. In June 2020, the maturity of the 237 11th Loan was extended to June 2021, and the 237 11th Loan was amended to include a delayed draw facility of $4.25 million, which will be drawn once the $3.6 million of remediation reserves we funded in connection with the amendment have been used. None of the delayed draw funds had been drawn as of September 30, 2020. We also funded an interest reserve account of $0.8 million which we are required to replenish over time. In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%. At September 30, 2020, the 237 11th Loan had a balance of $52.4 million and an effective interest rate of 2.75%. The blended effective interest rate at December 31, 2019 for both the 237 11th Loan and the mezzanine loan was approximately 5.48%.  The 237 11th Loan is non-recourse to us except for our environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The 237 11th Loan is prepayable at any time in whole, and under certain circumstances in part, upon payment of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable).

From time to time, properties that we own, acquire or develop may experience defects or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Currently, due to certain construction defects that resulted in water penetration into the building and damage to certain apartment units and other property, we submitted a property and casualty claim in September 2019 for business interruption (lost revenue), property damage and the related remediation costs. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost to repair the property through the litigation, potential litigation, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the claims submitted to the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations, as well as the amounts payable by our insurance carrier, are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the temporary closure of the court system. With the court system starting to reopen, we have been in discussions with defendants and third-party defendants about engaging in mediation to potentially settle the case. There is no assurance that such mediation will occur or the timing of such mediation. Until the litigation and potential litigation and/or settlement negotiations are resolved, there will be significant cash outflows for costs associated with repairs and remediation, which commenced in September 2019. The decrease in occupancy, which currently stands at 20.0%, was due to the clearing of certain lower level floors to prepare for and carry out the remediation work. Remediation and restoration work was delayed for two months due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property.  Future delays would have a similar impact.  Prior to the COVID-19 related shutdown of all non-essential construction by New York State, we expected the building to be approximately 75% remediated by the summer 2020 and to re-introduce the building into the leasing market on or around the same time. As of September 30, 2020, work on floors 7-12 are completed. We recently completed the restoration of 34 units, many of which are occupied.  We also began leasing efforts for the available but vacant units, although the pace of re-leasing in the current environment remains uncertain.  Additional units will be introduced back into the market as they become available.  During the third quarter ended September 30, 2020, we collected approximately 98.3% of rent due.

In December 2017, a wholly-owned subsidiary of ours closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “77 Greenwich Lender”). We draw down proceeds as costs related to the construction of the new mixed-use building are incurred. In connection with the closing of the 77 Greenwich Construction Facility on December 22, 2017, a portion of the proceeds was used to pay in full the outstanding balance, including accrued interest, of our loan with Sterling National Bank, in an aggregate amount of $40.1 million. The balance of the 77 Greenwich Construction Facility was $135.2 million at September 30, 2020. The 77 Greenwich Construction Facility has a four-year term ending January 2022 with an extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the 77 Greenwich Lender, as well as related collateral and a pledge of equity in the borrower. The 77 Greenwich Construction Facility bears interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 5 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements for further discussion). The effective interest rate at September 30, 2020 and December 31, 2019 was 9.25% and 10.01%, respectively. Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date and future contributions by the SCA, will be sufficient to finance the construction and development of 77 Greenwich without us making any further equity contributions. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements.  In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  Our ability to meet certain sales requirements applicable as of the end of 2020 and thereafter has been materially adversely affected and we expect we will be unable to meet the December 31, 2020 sales pace covenant.  We are in active discussion with the 77 Greenwich Lender to amend certain terms of the 77 Greenwich Construction Facility, including with respect to the December 31, 2020 sales pace covenant. Despite the construction delays, we currently expect that the construction project will be completed within budget.  We currently anticipate receiving our temporary certificates in stages from December 2020 through the first half of 2021.

Our $12.75 million line of credit with Sterling National Bank is secured by the Paramus, New Jersey property and matures in March 2021. The line of credit bears interest at 200 basis points over the 30-day LIBOR, and is pre-payable at any time without penalty. A portion of the line of credit is subject to an unused fee. As of September 30, 2020 the line of credit had an outstanding balance of $7.15 million and an effective interest rate of 2.15%.

Through a wholly-owned subsidiary, we own a 50% interest in a joint venture formed to acquire and operate The Berkley. In December 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkeley

Loan”) secured by The Berkley, and the balance was paid in cash, half of which was funded by us. On February 28, 2020, in connection with a refinancing, the Berkley Loan was repaid in full and it was replaced with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bears interest at a fixed rate of 2.717% and is interest only during the initial five years. It is pre-payable at any time and can be upsized by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the New Berkley Loan.

Through a wholly-owned subsidiary, we own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a newly built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Loan”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Loan bears interest at 3.39% for the duration of the loan term and has covenants, defaults, and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

At this time, we believe our existing balances of cash and cash equivalents, together with proceeds that may be raised from debt issuances, equity issuances, dispositions of properties, sales of partial interests in properties and/or draws on our Corporate Credit Facility and secured line of credit will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months. We believe we have good relationships with our lenders and we have historically negotiated extensions, amendments and waivers with our lenders, when warranted. Although we believe that we will be able to enter into extensions, amendments and waivers with our lenders, including with respect to the December 31, 2020 sales pace covenant in our 77 Greenwich Credit Facility, and raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales sufficient to fund any cash needs that we are not able to satisfy with our cash, cash equivalents and draws on our Corporate Credit Facility or secured line of credit, given the current environment there can be no assurance that we will be able to do so on terms satisfactory to us, if at all. See Note 1 – Business - COVID-19 Pandemic to our condensed consolidated financial statements for further discussion.

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net cash used in operating activities increased by approximately $4.2 million to $7.0 million for the nine months ended September 30, 2020 from $2.8 million for the nine months ended September 30, 2019. The increase in cash used was primarily from a $2.4 million increase in receivables and a $1.8 million decrease in accounts payable and accrued expenses.

Net cash used in investing activities increased by approximately $7.6 million to $48.4 million for the nine months ended September 30, 2020 from $40.8 million for the nine months ended September 30, 2019. The increase in investing activities was primarily due to our investments in our joint ventures for 250 North 10th in connection with the closing of the acquisition ($5.3 million) and The Berkley in connection with the pay-down of debt ($5.2 million) during the nine months ended September 30, 2020, respectively, partially offset by $3.0 million more in net additions to real estate and deferred real estate deposits on the condominiums.

Net cash provided by financing activities increased by approximately $8.3 million to $54.9 million for the nine months ended September 30, 2020 from $46.6 million for the nine months ended September 30, 2019. The increase in financing activities primarily relates to the $34.0 million, $30.3 million, $5.2 million and $243,000 in proceeds from the Corporate Credit Facility, 77 Greenwich Construction Facility, the Partner Loan and the Paycheck Protection Program loan, respectively, during the nine months ended September 30, 2020, as compared to $30.8 million and $5.0 million in borrowings from the 77 Greenwich Construction Facility and the Line of Credit, respectively, during the nine months ended September 30, 2019. We also repaid the $15.4 million 237 11th mezzanine loan and $2.5 million on the Line of Credit during the nine months ended September 30, 2020.

Net Operating Losses

We believe that our U.S. Federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. Federal NOLs at September 30, 2020 were approximately $227.6 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through September 30, 2020, we have utilized approximately $28.4 million of the federal NOLs. Pursuant to the TCJA, alternative minimum tax (“AMT”) credit carryforwards will be eligible for a 50% refund in tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new rules, we had released our valuation allowance of $3.1 million in 2017 which was formerly reserved against our AMT credit carryforwards. We had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019, and the balance of approximately $1.5 million in July 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Management is monitoring the impact that the CARES Act may have on the Company. The CARES Act did not have a material impact on our financial position, results of operations, or cash flow for fiscal year 2020.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly a valuation allowance of $59.7 million was recorded as of September 30, 2020.

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

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2019 Annual Report for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020, and under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in our 2019 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

As of September 30, 2020, our debt consisted of the variable-rate 237 11th Loan, the 77 Greenwich Construction Facility, our Corporate Credit Facility and a promissory note with aggregate carrying values of $227.5 million and a variable-rate secured line of credit with a balance of $7.15 million. Due to the short term maturities and floating rate nature of our debt obligations, their book values approximated their fair values at September 30, 2020. Changes in market interest rates on our variable-rate debt impacts the fair value of the loans and interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our variable-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our variable–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2020 levels, with all other variables held constant and would result in a change in our interest expense from approximately $480,000 lower to $1.8 million higher. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2020, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

b)Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

With the exception of the following, there have been no material changes in our risk factors disclosed in Part I, Item 1A, of our 2019 Annual Report:

The Company’s business, financial condition, results of operations and stock price has been and will continue to be materially adversely impacted by the outbreak of COVID-19 and such impact could continue to be material.

The impact of the recent outbreak of COVID-19 on our results and operations has been and will continue to be significant. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets from the COVID-19 pandemic and new information that emerges with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on the timeline for construction of our most significant asset, 77 Greenwich, as well as the impact on sales of its residential condominium units, which is material, and completion of the remediation and restoration processes at 237 11th; our ability to obtain maturity extensions and covenant modifications on acceptable terms, including in respect to the December 31, 2020 sales pace covenant in the 77 Greenwich Construction Facility; increased operating costs related to cleaning and disinfecting our properties; and the effect of the COVID-19 pandemic on the Company’s tenants and their ability to make rental payments as well as the effect of the eviction moratorium imposed by New York State and the impact of the NYC Rent Guidelines Board on our ability to raise rents. While we believe we have good relationships with our lenders and are in active discussions with the 77 Greenwich Lender regarding certain amendments to the 77 Greenwich Construction Facility, including in respect to the December 2020 sales pace covenant, there can be no assurance that we will be able to enter into any such amendments on terms satisfactory to us or at all, and any defaults may result in cross-defaults under our Corporate Credit Facility. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations or stock price, which has been and is anticipated to continue to be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended September 30, 2020:

				Total	Approximate
			Weighted	number of	Dollar Value of
			Average	Shares Purchased	Shares that May
	Total		Price	As Part of Publicly	Yet Be Purchased
	Number of		Paid	Announced	Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs
7/1/20 - 7/31/20	14,699		$1.34	9,199	$4,516,733
8/1/20 - 8/31/20	72		$1.30	72	$4,516,639
9/1/20 - 9/30/20	—		$—	—	$4,516,639

Quarter ending September 30, 2020 (1)	14,771	(2)	$1.34	9,271	$4,516,639	(3)
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
(2)Includes an aggregate of (i) 5,500 shares purchased by affiliated purchasers of the Company and (ii) 9,271 shares purchased by the Company in the open market under its share repurchase program.
(3)Since inception of the share repurchase program through September 30, 2020, the Company has repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of September 30, 2020, approximately $4.5 million of shares remained available for purchase under the share repurchase program, subject to the terms of our Corporate Credit Facility.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted as inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020 (unaudited) and the three months ended March 31, 2019, June 30, 2019  and September 30, 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and nine months ended September 30, 2019 (unaudited),  (v) Notes to Condensed Consolidated Financial Statements (unaudited) and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: November 6, 2020	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 6, 2020	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)