Form 10-K
period 2020-12-31
Trinity Place Holdings Inc.
filed 2021-03-31
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻ No ⌧

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

Large Accelerated Filer	◻	Accelerated Filer	◻

Non-Accelerated Filer	☒	Smaller Reporting Company	☒	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $28,222,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ⌧ No ◻

As of March 31, 2021, there were 32,442,635 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

PART I

Item 1.       BUSINESS

Overview

Trinity Place Holdings Inc., which we refer to in this report as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was previously a vacant building that we demolished.  It is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly built 95-unit multi-family property known as The Berkley, and a 10% interest in a newly built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition, we own a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $232.0 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2020, which can be used to reduce our future taxable income and capital gains.

We continue to evaluate new investment opportunities, with a focus on newly constructed multi-family properties in New York City as well as properties in close proximity to public transportation in the greater New York metropolitan area. We consider investment opportunities involving other types of properties and real estate related assets, as well as repurchases of our common stock, taking into account our cash position, liquidity requirements, and our ability to raise capital to finance our growth.  In addition, we may selectively consider potential acquisition, development and fee-based opportunities, as well as disposition, sale or consolidation opportunities.

Business and Growth Strategies

Our primary business objective is to maximize the risk adjusted, time adjusted return on investment in our portfolio of properties and new acquisitions and investments across all points of the economic cycle. Our strategies to achieve this objective include the following:

●	Legacy Properties. Continue the development of 77 Greenwich and the development, redevelopment, repositioning and potential disposition of our legacy retail property in Paramus, New Jersey;
●	New Acquisitions and Investments. Identify additional acquisition and investment opportunities, including high-quality, multi-family real estate in New York City and other select submarkets, that is designed to meet the demands of today’s tenants who desire newly constructed and efficiently designed apartment buildings located in close proximity to public transportation, and manage those facilities so as to become the landlord of choice for existing and prospective tenants. We may also identify retail and office properties that present opportunities for us to leverage our redevelopment, development and repositioning expertise. From time to time we may selectively consider opportunistic acquisitions of assets which increase our market share or provide access to new markets, which exhibit an opportunity to improve or preserve returns through repositioning through a combination of capital improvements and shift in marketing strategy, changes in management focus and leasing, as well as assets or interests in assets that offer strong long-term fundamentals, but which may be out of favor in the short term;
●	Joint Ventures. Continue to explore joint venture opportunities with existing property owners in desirable locations, who seek to benefit from our deep market knowledge along with our management expertise, and with strategic institutional partners, leveraging our skills as owners and operators; and
●	Capital Structure. Enhance our capital structure through a variety of sources of capital, including debt and equity, and proactively manage our debt maturities.

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

In addition, we face competition in identifying and closing on new investment and acquisition opportunities, including from larger and more established real estate firms with greater capital resources and access to financing.

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

Zoning and Planning

In connection with any development or redevelopment of our properties, whether currently owned or acquired in the future, we will be required to comply with applicable zoning, land-use, building, occupancy, and other laws and regulations. In many cases, we are and will continue to be required to obtain governmental permits, site plan approvals and/or other authorizations, or seek variances, prior to proceeding with planned development, acquisition or other activities.

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

In March 2016, we satisfied our final payment and reserve obligations under the Plan.  In February 2018, the bankruptcy court entered the final decree pursuant to which the chapter 11 cases of the reorganized debtors were closed. In January 2020, we made our final payment of $109,000 to the multiemployer pension plan claim, which was the final legacy claim to the Plan to be paid. As of December 31, 2020, the Syms sponsored pension plan was overfunded by approximately $344,000 (see Note 8 – Pension Plans and Note 9 – Commitments – Legal Proceedings to our consolidated financial statements for further information).

Intellectual Property Assets

We control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms, including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, various trademarks are controlled and/or owned by us, including “Filene’s Basement”®, “Stanley Blacker”®, “Running of the Brides”® and “An Educated Consumer is Our Best Customer,”® and have been registered with the United States Patent and Trademark Office.

Human Capital Resources

As of December 31, 2020, we had a total of nine employees, all of which were full-time, in executive, management, finance, accounting, operations and administrative capacities.

General Information about Trinity

Trinity is incorporated in Delaware. Trinity maintains its headquarters at 340 Madison Avenue, Suite 3C, New York, New York, 10173, and the telephone number is (212) 235-2190.

Available Information

Our website address is www.trinityplaceholdings.com or www.tphs.com. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report.

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

Risk Factors Related to Our Business

Our business, financial condition, results of operations and stock price has been and will continue to be materially adversely impacted by the outbreak of COVID-19 and such impact could continue to be material.

The impact of the outbreak of COVID-19 on our results and operations has been and will continue to be significant. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets and new information with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict, including, but not limited to, the impact on sales of residential condominium units at our most significant asset, 77 Greenwich, which has been material, the impact on the timeline for construction of 77 Greenwich and completion of the remediation and restoration project at 237 11th; the impact on the timing of the 237 11th litigation due to backlog in the New York City court system and the slowdown in judicial proceedings, and the receipt of any payments we may receive in connection with the litigation; our ability to obtain maturity extensions and covenant modifications on acceptable terms; increased operating costs related to cleaning and disinfecting our properties; the effect of the pandemic on the Company’s tenants and their ability to make rental payments; and the effect of the eviction moratorium (in effect from March 2020 through May 1, 2021, subject to further extension) imposed by New York State and the impact of decisions of the NYC Rent Guidelines Board on our ability to raise rents. The report of our independent registered public accounting firm covering our December 31, 2020 consolidated financial statements contains a paragraph entitled “Going Concern Uncertainty” that states that the maturity of our 237 11th and 77 Greenwich mortgage loans in June 2021 and January 2022, respectively, for which there can be no assurance of refinance or extended maturity, raises substantial doubt about our ability to continue as a going concern.  Although we believe we have good relations with our lenders and have seen indications of recovery in the financing markets and the New York City real estate market, including significant early interest in refinancing the two loans, and we anticipate that we will be able to refinance, extend or amend or obtain waivers as needed with respect to the loans, or enter into other financing arrangements sufficient to fund any cash needs, there can be no assurance that we will be able to do so on terms satisfactory to us, if at all, and any defaults may result in cross-defaults under our Corporate Credit Facility. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations or stock price, which has been and is anticipated to continue to be material. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – COVID-19 Pandemic, Liquidity and Going Concern for further information.

We have not generated an operating profit and consequently our business plan is difficult to evaluate and our long-term viability cannot be assured.

Since our formation, we have generated limited revenues and had negative cash flow from operations. The development of our business plan has required, and will continue to require, substantial capital expenditures. There can be no assurance that our business will be successful, that we will be able to achieve or maintain a profitable operation, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

We have limited cash resources, generate minimal revenues from operations, and are reliant on external sources of capital to fund ongoing operations.

Our revenue generating activities have not yet produced sufficient funds for profitable operations. In addition, we are required to set aside specified minimum levels of liquidity, inclusive of cash and line of credit capacity, in connection with the development and financing of 77 Greenwich, subject to release in certain circumstances.  As of December 31, 2020, this amount was $10.0 million. As a result, these amounts are not available for investment or operating activities. Accordingly, our continued operation will be dependent upon the success of future operations and will require raising additional capital on acceptable terms. We have relied and will continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of capital will be available to us on commercially favorable terms should our capital requirements exceed cash available from operations and existing cash and cash equivalents. In addition, our inability to access the capital markets on favorable terms, because of a low stock price, unfavorable market conditions, or otherwise, could affect our ability to execute our business plan as scheduled. If we are unable to raise capital on market terms, our ability to grow through new acquisitions and investments, and thus become profitable, could be materially adversely impacted.

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

Our plans for 77 Greenwich call for 90 luxury residential condominium apartments, in addition to a retail condominium unit and a New York City elementary school condominium unit.  A variety of factors determine New York City residential condominium trends and will ultimately impact the sales and pricing of the residential condominium units at 77 Greenwich. These factors include, among others, available supply, changes in interest rates, the availability of home mortgages, foreign exchange rates, foreign buyer patterns, local employment trends, and prices and velocity of sales. Sales of residential condominium units in general, and in particular in New York City, have historically experienced greater volatility than detached single family houses, which may expose us to more risk.  These and other factors fluctuate over time. Based on a number of reports, there is a historically high number of unsold units in newly constructed luxury residential condominiums in New York City, which has resulted in demand and pricing pressures. When we commenced sales in the spring of 2019, the New York City market was in a period of softness, in particular downtown Manhattan.  This was exacerbated by the impact of the COVID-19 pandemic.  Due to current market conditions in New York City, several competing residential condominium projects located in downtown Manhattan, specifically in the Financial District, have been put on hold.  The status of unsold residential condominium units in 2021 and beyond is inherently uncertain. Closings on sales are currently anticipated to occur toward the end of 2021. An inability to successfully execute our business plan with respect to 77 Greenwich would likely have a material adverse effect on our financial condition and results of operations.

We are subject to leverage at both our parent company and our subsidiaries and face risks generally associated with our debt, including an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

We have incurred substantial indebtedness in furtherance of our activities, at both the parent company level and subsidiary level, resulting in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations.  As a result, we are subject to the risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we may fail to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms or have other adverse consequences, and the risk that if we refinance any of our debt, we may do so on refinancing terms less favorable than the terms of our existing debt.

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

Investment returns from 77 Greenwich and other properties we may acquire and/or develop may be less than anticipated.

Our development of 77 Greenwich and other properties we acquire and/or develop are exposed to risks, including the following:

●	we may sell condominium units at 77 Greenwich and other acquired or developed properties at prices, and/or lease commercial and residential properties at current or future properties, that are less than the prices projected at the time we decide to undertake the acquisition or development;
●	the velocity of leasing at commercial and residential properties, and/or condominium sales at future acquisition or developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all; and
●	operating expenses and real estate taxes may be greater than projected at the time of acquisition or development, resulting in our investment being less profitable than we expected.

Our investment in property development for 77 Greenwich and other properties may be more costly than anticipated.

We intend to continue to develop or redevelop our current and future properties. Our current and future development and construction activities, including with respect to 77 Greenwich, may be exposed to the following risks:

●	we may be unable to proceed with the development of properties other than 77 Greenwich because we cannot obtain financing on favorable terms, or at all;
●	we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates, increased materials, labor, leasing or other costs, and increases in unforeseen costs such as those related to COVID-19, which could make completion of the project less profitable because market rents or condominium unit sales prices, as applicable, may not increase sufficiently to compensate for the increase in construction costs;
●	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;
●	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;
●	we may expend funds on and devote management’s time to projects which we do not complete;
●	we may be unable to complete construction and/or leasing of our rental properties and sales of our condominium projects (currently limited to 77 Greenwich) on schedule, or at all; and

●	we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally.

We are subject to the general risks of investing in and owning leasable real estate in connection with our existing retail and residential properties and new properties or investments in leasable real estate. These risks include the ability to secure leases with new tenants, renew leases with existing tenants, the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove or certain upgrades that may be needed should it become necessary to re-rent the leased space for other uses, rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation, and potentially, as occurred at 237 11th, damages arising from defective construction. The occurrence of any of these events, particularly with respect to leases at our commercial real estate property, or issues that affect numerous residential units, could adversely impact, and in the case of 237 11th, has adversely impacted, our results of operations, liquidity and financial condition.

In addition, if our competitors offer space at net effective rental rates below our current net effective rates or market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce net effective rental rates below our current rates or offer incentives in order to retain tenants upon expiration of their leases or to attract new tenants. Our results of operations and cash flow may be adversely affected as a result of these factors.

We may be unable to lease vacant space, renew our current leases, or re-lease space as our current leases expire.

Leases at our properties may not be renewed or such properties may not be re-leased at favorable rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from the remediation of damaged units, tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, our financial condition, results of operations and cash flows could be materially adversely affected. There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking tenants who we desire to lease space in our properties.

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

Properties we acquire may be subject to known or unknown liabilities with no or minimal recourse to the seller. As a result, if a property is damaged, we may need to pay to have it repaired, and our ability to recover any such payments through insurance, indemnities, litigation or otherwise is uncertain. We have purchased one property subject to unknown construction defects due to water penetration in the walls, 237 11th, and there can be no assurance that we will not do so again. During the pendency of repairs, units were unable to be leased, and following completion of repairs, they need to be re-leased. Also, if a liability were asserted against us arising from our ownership of a property, we might have to pay substantial sums to settle it. Unknown liabilities with respect to properties acquired might include:

●	liabilities for repair of damaged properties or faulty construction;
●	claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

●	liabilities incurred in the ordinary course of business;
●	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and
●	liabilities for clean-up of undisclosed environmental contamination and/or repair or other remediation of construction defects.

Any of these occurrences could adversely affect our cash flow, even if some or all of the costs are ultimately borne by a third party, and the impact could be material.

Multi-family residential properties may be subject to rent stabilization regulations, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by tenants that their rents exceed such specified maximum amounts.

The Rent Stabilization Law and Code imposes rent control or rent stabilization on certain apartment buildings. The rent stabilization regulations applicable to our multi-family residential properties set maximum rates for annual rent increases, entitle our tenants to receive required services from us and entitle our tenants to have their leases renewed. The limitations established by present or future rent stabilization regulations may impair our ability to maintain rents at market levels at properties subject to such regulations.

Pursuant to the Housing Stability and Tenant Protection Act of 2019, which is a set of New York State laws, vacancy lease increases were eliminated, whereby the landlord was permitted to increase the rent by as much as 20% for a tenant moving into a vacant apartment, to which significant increases in rent for New York City properties were historically attributed.

With respect to certain types of properties in New York City, solely by virtue of the real estate tax exemption under RPTL Section 421-a, the Rent Guidelines Board of New York City, approves renewal lease rent increases. In each of 2018 and 2019, the Rent Guidelines Board approved a 1.5% increase on 12-month lease renewals and a 2.5% increase on 24-month lease renewals.  In 2020, the Rent Guidelines Board approved no increase on 12-month lease renewals and no increase for the first year and a 1% increase for the second year of 24-month renewals.

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

There is a proposed New York State bill (Good Cause Eviction), which, if passed may impose restrictions on rent increases and the right not to renew market rate unit leases. If passed, there will be restrictions on an owner’s ability to grow their market rents.

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

We will face competition for acquisition and investment opportunities from other investors, particularly those investors who are willing to incur more leverage. This competition may adversely affect us by subjecting us to the following risks:

●	an inability to acquire a desired property because of competition from other well-capitalized real estate investors, many of whom have greater resources than us, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and
●	an increase in the purchase price for the acquisition of such property.

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

We may acquire interests in properties, individual properties and portfolios of properties, including potentially large portfolios that could significantly increase our size and alter our capital structure. Our acquisition and investment activities may be exposed to, and their success may be adversely affected by, the following risks:

●	we may be unable to finance acquisitions, investments and developments of properties, including with respect to raising capital to contribute as equity, on favorable terms or at all;
●	we may be unable to complete proposed acquisitions or other transactions due to an inability to meet required closing conditions;
●	we may expend funds on, and devote management time to, opportunities which we do not complete, which may include non-refundable deposits;
●	we may be unable to lease our acquired properties on the same terms as contemplated as part of our underwriting;
●	properties that we acquire or in which we invest may fail to perform as we expected;
●	our estimates of the costs we incur in renovating, improving, developing or redeveloping acquired properties may be inaccurate;
●	we may not be able to obtain adequate insurance coverage for acquired properties; and
●	we may be unable to quickly and efficiently integrate new acquisitions, investments and developments, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

We are subject to the risks associated with joint ventures.

We formed joint ventures with third parties to acquire and operate The Berkley and the 250 North 10th property, both located in Brooklyn, New York. We may become involved in additional joint ventures in the future with respect to current or future properties. Joint venture investments may involve risks not otherwise present for investments made or owned solely by us, including the possibility that our joint venture partner might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture, activities conducted by a partner that have a negative impact on the joint venture or us, and disputes with our partner. Also, although our debt documents contain certain restrictions, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.

The potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.  The U.S. Dollar Libor will continue to be published until 2023.  It is not possible to predict the effect of these changes or the establishment of alternative reference rates.

The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, and on which the Securities and Exchange Commission (“SEC”) staff and other regulators participate, has proposed an alternative rate, the Secured Overnight Financing Rate (“SOFR”), to replace U.S. Dollar LIBOR. Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. It is also uncertain whether SOFR or any other alternative rate will gain market acceptance. In addition, although certain of our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. We may also need to renegotiate our LIBOR based obligations, which we may not be successful in doing on a timely basis or on terms acceptable to us.

We may not receive or be able to maintain certain tax benefits if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development.

We may not receive or be able to maintain certain existing or anticipated tax benefits related to The Berkley, 237 11th and 250 North 10th properties if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development (“HPD”). All of these properties currently benefit from a real estate tax exemption under New York Real Property Tax Law (the “RPTL”) Section 421-a, as a result of a specified percentage of the units in such buildings being designated as affordable rate units or market rate units and/or subject to rent stabilization guidelines, among other requirements. Section 421-a of the New York RPTL provides an exemption from real estate taxes on the amount of the assessed value of newly constructed improvements if certain requirements are met. A property cannot maintain or continue to receive Section 421-a tax benefits without HPD’s determination that all Section 421-a eligibility requirements have and continue to be met. Although HPD has issued final Certificates of Eligibility with respect to the Section 421-a tax benefits for The Berkley, 237 11th and 250 North 10th properties and we are currently in compliance with all applicable Section 421-a requirements for such properties, there can be no assurance that compliance with the Section 421-a requirements for these properties will continue to be maintained. If we are not able to maintain compliance with the requirements of the Section 421-a partial tax exemption program, as applicable to any of these properties, HPD may find that such property is ineligible to receive the tax exemption benefits related to the Section 421-a partial tax exemption program.

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

Compliance or failure to comply with the Americans with Disabilities Act (“ADA”) or other safety regulations and requirements could result in substantial costs.

The ADA generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons.  These rules are subject to interpretation and change. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our operating properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.

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

We had approximately $232.0 million of federal NOLs as of December 31, 2020. Section 382 of the Internal Revenue Code (the “Code”), limits the ability of a company to utilize its NOLs after an ownership change. For purposes of Section 382, an ownership change occurs if the percentage of the stock of the company owned by persons holding 5% or more of the stock increases by more than 50 percentage points over a rolling three year lookback period.  Generally, if an ownership change occurs, the annual taxable income limitation on our use of NOLs is equal to the product of the applicable long-term tax exempt rate and the value of our stock immediately before the ownership change. If we undergo an ownership change, our ability to utilize our NOLs would be subject to significant limitations. In addition, the 2017 tax legislation known as the Tax Cuts and Jobs Act (the “TCJA”) limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year, and eliminated the ability of taxpayers to carryback such NOLs to prior years. These limitations were modified by the “Coronavirus Aid, Relief, and Economic Security (CARES) Act,” signed into law on March 27, 2020. The CARES Act suspended the 80% limitation on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years.

Political and economic uncertainty, and developments related to outbreaks of contagious diseases, including COVID-19, could have an adverse effect on us.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation and increases in interest rates, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including consumer confidence and the volatility of the stock market and real estate market. In addition, we cannot predict the continued impact of COVID-19 or the potential outbreak of other contagious diseases in the future.

These issues pose a risk to us in that they may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants and an impact on potential purchases of our residential condominium units. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.

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

Our common stock, currently listed on the NYSE American, is thinly traded. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. In addition, we may determine the benefits of listing our shares on the NYSE American do not merit the associated costs.  As a result of these factors, stockholders may not be able to resell their common stock. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock, as was the case in 2018 through 2020 when our stock price decreased significantly on low volume. For instance, our stock price has ranged from a high of $7.45 per share in May 2018, to a low of $1.11 per share in April 2020 even though we believe we have executed our business plan and significantly de-risked our development of 77 Greenwich. Volatility in the market price of our common stock and lack of liquidity may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price of our common stock could fluctuate significantly for various reasons, many of which are beyond our control, including:

●	changes in the real estate markets in which we operate;
●	our ability to develop or redevelop or successfully sell units in 77 Greenwich or at other properties in the future;
●	our ability to identify new acquisition and investment opportunities and/or close on those acquisitions or investments;
●	the potential issuance of additional shares of common stock including at prices that are below the then-current trading price of our common stock;
●	volatility in global and/or U.S. equities markets;
●	our financial results or those of other companies in our industry;
●	the public’s reaction to our press releases and other public announcements and our filings with the SEC;
●	new laws or regulations or new interpretations of laws or regulations applicable to our business;

●	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;
●	sales of common stock by our executive officers, directors and significant stockholders;
●	changes in generally accepted accounting principles, policies, guidance, or interpretations; and
●	other factors described in our filings with the SEC, including among others in connection with the risks noted in this Annual Report on Form 10-K.

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

We may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which were redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank check preferred stock. Outstanding as of December 31, 2020 were 32,172,107 shares of our common stock, one share of special stock, and warrants to purchase 7,179,000 shares of our common stock.

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

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), a beneficial holder of 18.8% of our common stock at December 31, 2020, Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. In addition, pursuant to the terms of the credit agreement and letter agreement we entered into in December 2019 with the lender under our Corporate Credit Facility (the “CCF Lender”), the CCF Lender has the right to elect one director to the board of directors, or, at the election of the CCF Lender, a board observer may be selected in lieu of a board member, so long as certain conditions are met as described in more detail in Note 10 – Loans Payable and Secured Line of Credit and Note 11 – Stockholders’ Equity. As a result, for so long as these board appointment rights are in effect, Third Avenue and the CCF Lender may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders.

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

We have never paid a cash dividend on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends in the future will depend upon our profitability at the time, cash available for those dividends, and such other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

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

●	a classified board of directors with two-year staggered terms;
●	limitations in our certificate of incorporation on acquisitions and dispositions of our common stock designed to protect our NOLs and certain other tax attributes; and
●	authorization for blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

These and other provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of common stock and result in the market price of the common stock being lower than it would be without these provisions.

Our certificate of incorporation designates the Court of Chancery in the State of Delaware as the exclusive forum for certain actions or proceedings that may be initiated by our stockholders, which could discourage claims or limit stockholders’ ability to make a claim against the Company, our directors, officers, and employees.

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

The exclusive forum provision may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may create additional costs as a result. If a court were to determine the exclusive forum provision to be inapplicable and unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations.

Because we are a U.S. real property holding corporation, non-U.S. holders of our common stock could be subject to U.S. federal income tax on the gain from its sale, exchange or other disposition.

Because we are a U.S. real property holding corporation, which we refer to as "USRPHC," under the Foreign Investment in Real Property Tax Act of 1980 and applicable U.S. Treasury regulations, which we refer to collectively as the "FIRPTA Rules," unless an exception applies, certain non-U.S. investors in our common stock could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our common stock, and such non-U.S. investors could be required to file a United States federal income tax return. In addition, the purchaser of such common stock may be required to withhold 15% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

Under the FIRPTA Rules, we are a USRPHC because our interests in U.S. real property comprise at least 50% of the fair market value of our assets. Our common stock trades on the NYSE American. So long as it continues to do so, and is regularly quoted by brokers or dealers making a market in our common stock, our common stock will be treated as "regularly traded on an established securities market" (within the meaning of the FIRPTA Rules). As a result, (i) a non-U.S. investor who, actually or constructively, holds no more than 5% of our common stock would not be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock under the FIRPTA Rules, and (ii) a purchaser of such stock from a non-U.S. investor would not be required to withhold any portion of the purchase price of such stock, regardless of the percentage of our common stock held by such non-U.S. investor. Any of our common stockholders that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our common stock.

Forward-looking statements may prove inaccurate.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements," for additional disclosure regarding forward-looking statements.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

Below is certain information regarding our real estate properties as of December 31, 2020:

		Building Size
		(estimated		Leased at
		rentable	Number of	December 31,
Property Location	Type of Property	square feet)	Units	2020
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	—	—	N/A

Paramus, New Jersey (2)	Property under development	77,000	—	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	20.0%

Total		157,000	105

Joint Ventures

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	91.6%
250 North 10th Street, Brooklyn, New York - 10% (5)	Multi-family	158,000	234	87.2%

Total		223,000	329

Grand Total		380,000	434
(1)	77 Greenwich. We are currently nearing completion of the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. As of December 31, 2020, 100% of the building enclosure is complete (excluding the hoist area), drywall was installed through floor 28, tile and stone through floor 24, and wood flooring and kitchen cabinets through floor 20. We have also completed the build-out and furnishing of the model units in the building. The attorney general’s office approved our condominium offering plan in April 2019. Marketing of residential units for sale commenced during the spring 2019 and the Company has commenced entering into sales agreements with purchasers of the residential condominium units. Although sales activity has recently begun to increase from 2020 levels, through December 31, 2020 sales activity was limited due to being adversely impacted by the pandemic and the local New York City economy. In December 2017, we closed on a $189.5 million construction facility, which was paid down by $8.0 million in December 2020. We draw down proceeds under the construction facility as costs related to the construction are incurred, with an aggregate of $139.0 million having been drawn as of December 31, 2020. We currently anticipate that the proceeds available under the construction facility, together with equity funded by us to date and contributions by the New York City School Construction Authority (the “SCA”), will be sufficient to fund the construction and development of 77 Greenwich without us making any further equity contributions (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information).

We entered into an agreement with the SCA, whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million payable to us. Payments for construction are made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through the second quarter of 2021 for the construction supervision fee, with an aggregate of $46.0 million having been paid to us as of December 31, 2020 from the SCA, with $500,000 remaining to be paid. We have also received an aggregate of $48.2 million in reimbursable construction costs from the SCA through December 31, 2020.  The SCA closed on the purchase of the school condominium unit with us in April 2020, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school. Upon conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our deferred construction supervision fee, and our liquidity requirement on the 77 Greenwich Construction Facility decreased from $15.0 million to $10.0 million.  The pace of completion of the buildout by the SCA has been impacted by COVID-19 and its scheduled timeline is currently anticipated to be August 2022.

Prior to the COVID-19 related shutdown of all non-essential construction by New York State in early April 2020, the residential condominium units were scheduled to be completed by the end of 2020.  Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units. In December 2020, we amended certain provisions of the 77 Greenwich Construction Facility to provide more flexibility under the sales pace covenant and other financial covenants (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information).  Despite the construction delays, we currently expect that the construction project will be completed within budget.  We currently anticipate receiving our temporary certificates of occupancy (“TCO”) in stages through the first half of 2021, with the first TCO having been received on March 8, 2021.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) pursuant to a license agreement that began on June 1, 2016, which is terminable upon two months’ notice, and currently is scheduled to end on March 31, 2021. We are in discussion with Restoration Hardware to extend their license agreement through March 2022. The outparcel building is leased to a long-term tenant whose lease expires on March 31, 2022. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. During the year ended December 31, 2020, we collected 100% of rent due.

We are currently exploring options with respect to the Paramus property, including development or sale, among others.

(3)	237 11th Street. In May 2018, we closed on the acquisition of a newly built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, more than half of which is leased to Starbucks Inc. (NQGS:SBUX) and an oral surgeon. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year Section 421-a real estate tax exemption.

Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in the judicial proceedings.  We have been in discussions with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor about engaging in mediation to potentially settle the case involving those parties.  A mediation process commenced at the end of February 2021.  We incurred significant cash outflows for costs associated with repairs and remediation, which commenced in September 2019. The decrease in occupancy to 20% at December 31, 2020 was due to the clearing of certain floors to prepare for and carry out the remediation work. Remediation and restoration work was delayed for two months in 2020 due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property.  Future delays would have a similar impact.  Prior to the COVID-19 related shutdown of all non-essential construction by New York State, we expected the building to be approximately 75% remediated by the summer 2020 and to re-introduce the building into the leasing market on or around the same time. As of December 31, 2020, remediation work on floors 4-12 had been completed, other than a few specific units. We expect the remediation and restoration project to be completed by spring 2021.  As of December 31, 2020, 58 units had been remediated, many of which are now occupied.  We also began leasing efforts for the remediated units, although the pace of leasing in the current environment remains uncertain.  Additional units will be introduced back into the market as they become available.  During the fourth quarter and year ended December 31, 2020, we collected 100% of rent due, respectively.  As of February 28, 2021, the property was approximately 28% leased.

(4)	223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a newly built 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year Section 421-a real estate tax exemption. During the fourth quarter ended and year ended December 31, 2020, The Berkley collected approximately 99.5% and 97.8% of rent due, respectively. As of February 28, 2021, the property was approximately 99% leased.
(5)	250 North 10th Street. Through a joint venture, we own a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a newly built 234-unit apartment building in Williamsburg, Brooklyn, New York. The property is four blocks from the Bedford Avenue L subway station and a short walk from the Metropolitan Avenue G subway station as well as the J, M, and Z trains at Marcy Avenue. It is located one block from The Berkley. Apartments feature top-of-the-line unit finishes including GE stainless steel appliances, caesarstone countertops, in-unit washers and dryers, individually zoned climate controls, floor to ceiling windows and oak hardwood floors. In addition, the property offers a full amenity package including a concierge, a resident’s lounge with roof deck, a fitness center, a café lounge and an expansive terrace, tenant storage, parking, and sweeping views of the neighborhood and Manhattan. The property has approximately eight years remaining on its 15-year Section 421-a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the Section 421-a real estate tax exemption. During both the fourth quarter ended and year ended December 31, 2020, 250 North 10th Street collected approximately 93.1% of rent due. As of February 28, 2021, the property was approximately 99% leased.

Lease Expirations

As of December 31, 2020, we have one retail lease at our Paramus property with 4,000 square feet of leased space with annualized rent of $140,000 per year that expires in 2022, a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027 and a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $92,675 per year that expires in 2036. All our other leases are residential leases which expire within twelve or twenty-four months of the commencement date.

Corporate Headquarters

We lease our corporate headquarters in New York, New York (approximately 6,271 square feet). The lease expires in March 2025.

Item 3.       LEGAL PROCEEDINGS

See Note 9 – Commitments – Legal Proceedings – to our consolidated financial statements for further information regarding the resolution of a claim related to the multiemployer pension plan.  In addition to this matter, in the normal course of business, we are also party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceedings, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE American. The trading symbol of our common stock is “TPHS”.

Outstanding Common Stock and Holders

As of March 31, 2021, we had 38,840,508 shares issued and 32,442,635 shares outstanding and there were approximately 160 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended December 31, 2020:

				Total	Approximate
				number of	Dollar Value of
			Average	Shares Purchased	Shares that May
	Total		Price	As Part of Publicly	Yet Be Purchased
	Number of		Paid	Announced	Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs
10/1/20 - 10/31/20	—		—	—	4,516,639
11/1/20 - 11/30/20	—		—	—	4,516,639
12/1/20 - 12/31/20	26,113		—	—	4,516,639

Quarter ending December 31, 2020 (1)	26,113	(2)	$1.00	—	$4,516,639	(3)
(1)	In December 2019, our Board of Directors approved a stock repurchase program under which we can buy up to $5.0 million of shares of our common stock, which is subject to the terms of our Corporate Credit Facility. Repurchases under the stock repurchase program may be made through open market or privately negotiated transactions at times and on such terms and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.
(2)	Includes 26,113 shares purchased by an affiliated purchaser of the Company.
(3)	Since inception of the share repurchase program through December 31, 2020, the Company has repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of December 31, 2020, approximately $4.5 million remained available for share purchase under the share repurchase program, subject to the terms of our Corporate Credit Facility.

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A detailed discussion of the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is not included herein and can be found in the Management's Discussion and Analysis section in the 2019 Annual Report on Form 10-K filed with the SEC on March 13, 2020.

Overview

Trinity Place Holdings Inc. which we refer to in this report as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was previously a vacant building that we demolished.  It is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn (“The Berkley”) and a 10% interest in a newly built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition we own a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $232.0 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2020, which can be used to reduce our future taxable income and capital gains.

We continue to evaluate new investment opportunities, with a focus on newly constructed multi-family properties in New York City as well as properties in close proximity to public transportation in the greater New York metropolitan area. We consider investment opportunities involving other types of properties and real estate related assets, as well as repurchases of our common stock, taking into account our cash position, liquidity requirements, and our ability to raise capital to finance our growth. In addition, we may selectively consider potential acquisition, development and fee-based opportunities, as well as disposition, sale or consolidation opportunities.

Impact of COVID-19

The impact of the recent outbreak of COVID-19 on our results and operations has been and will continue to be significant. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets from the COVID-19 pandemic and new information that emerges with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on sales of residential condominium units at our most significant asset, 77 Greenwich, which has been material, the impact on the timing for construction of 77 Greenwich and completion of the remediation and restoration project at 237 11th; the impact on the timing of the 237 11th litigation due to backlog in the New York City court system and the slowdown in judicial proceedings, and the receipt of any payments we may receive in connection with the litigation; our ability to obtain maturity extensions and covenant modifications on acceptable terms; increased operating costs related to cleaning and disinfecting our properties; the effect of the pandemic on the Company’s tenants and their ability to make rental payments; and the effect of the eviction moratorium (in effect from March 2020 through May 1, 2021, subject to further extension) imposed by New York State and the impact of decisions of the NYC Rent Guidelines Board on our ability to raise rents. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations and stock price, which has been and is anticipated to continue to be material, although in recent months we have seen indications of a recovery in the New York City real estate market and improvements in the financing markets, including early indications of robust interest in the refinancing of our two loans maturing in June 2021 and January 2022, respectively.  See Note 1 – Business to our consolidated financial statements and Part II. Item 1A. Risk Factors, of this Annual Report on Form 10-K for further information.

Vacancy rates for multifamily properties across all boroughs of New York City have increased since the start of the COVID-19 pandemic, with the largest increases in Manhattan. The work from home phenomenon resulted in significant number of people moving out of urban areas to suburban areas. This has driven a drop in rental rates and an increase in concessions resulting in lower net effective rents primarily on new leases. In recent months, with the implementation of COVID-19 vaccination programs and companies encouraging employees to return to the office, more potential tenants are moving back into New York City, which we anticipate should result in a reduction in concessions over time. New York State imposed a moratorium on tenant evictions in March 2020 that will be in place until May 1, 2021, unless extended further. Rent collections at our properties have been strong and in line with pre-pandemic collection rates.  Notwithstanding these broader market trends, although multifamily property sales transaction volumes decreased in 2020, signs of distress, including discounted sales prices and debt workouts, in the New York City investment market has been almost non-existent over the past year.

Transactions, Development and Other Activities During 2020

Continued Progress in Development of 77 Greenwich

As of December 31, 2020, we completed all 45 stories of the superstructure at 77 Greenwich and 100% of the building enclosure is complete (excluding the hoist area). The project continues to be on schedule and on budget and was approximately 86% complete at December 31, 2020.

Other Activities

●	In January 2020, we, along with our joint venture partner TF Cornerstone Group LLC (“TFC”) closed on the acquisition of 250 North 10th property, a market-leading 234-unit apartment building in Williamsburg, Brooklyn located one block from The Berkley.
●	In April 2020, the SCA closed on the purchase of the school condominium unit from us. The SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school. The pace of completion of the buildout by the SCA has been impacted by COVID-19 and its scheduled timeline is currently anticipated to be August 2022. Upon conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee, and our liquidity requirement on the 77 Greenwich Construction Facility decreased from $15.0 million to $10.0 million.
●	In June 2020, we amended our senior loan on 237 11th by extending the maturity date to June 2021 and providing for a $4.25 million delay draw facility to be used to fund a portion of the remediation costs at this property. As of December 31, 2020, remediation work on floors 4-12 had been completed, other than a few specific units. We expect the remediation and restoration project to be completed by spring 2021. As of December 31, 2020, 58 units have been remediated, many of which are now occupied, and our leasing efforts continue, although the pace of leasing in the current environment remains uncertain. Additional units will be introduced back into the market as they become available. See Item 2. Properties for additional information.
●	In December 2020, we amended our 77 Greenwich Construction Facility to modify the sales pace covenant and other financial covenants, and paid down the facility by $8.0 million.
●	Simultaneous with the 77 Greenwich Construction Facility amendment, we entered into a new $7.5 million mezzanine loan with an affiliate of the lender under our Corporate Credit Facility and amended that facility.

Results of Operations

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Rental revenues in total decreased by approximately $3.1 million to $993,000 for the year ended December 31, 2020 from $4.1 million for the year ended December 31, 2019. This consisted of a decrease in rent revenues by approximately $2.7 million to $911,000 for the year ended December 31, 2020 from $3.6 million for the year ended December 31, 2019, as well as a decrease in tenant reimbursements by approximately $397,000 to $82,000 for the year ended December 31, 2020 from $479,000 for the year ended December 31, 2019. The decrease in total revenues and its related components was partially due to the sale of the West Palm Beach, Florida property (approximately $1.2 million) in November 2019 as well as lower occupancy, lower face rents and increased rent concessions at 237 11th due to certain construction related defects that are being repaired.

Other income of $263,000 consisted mainly of the SCA construction supervision fees we recognized since the closing on the sale of the school condominium to the SCA in April 2020.

Property operating expenses increased by approximately $2.8 million to $8.2 million for the year ended December 31, 2020 from $5.3 million for the year ended December 31, 2019. The increase was principally due to expenses associated with 237 11th, including approximately $7.1 million in costs incurred during the year ended December 31, 2020 to repair the construction related defects. The increase was partially offset by a reduction expenses from the West Palm Beach, Florida property which was sold in November 2019. These amounts consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance at 237 11th.

Real estate tax expense decreased by $249,000 to $79,000 for the year ended December 31, 2020 from $328,000 for the year ended December 31, 2019, due primarily to the sale of the West Palm Beach, Florida property in November 2019.

General and administrative expenses decreased by $394,000 to $5.0 million for the year ended December 31, 2020 from $5.4 million for the year ended December 31, 2019. For the year ended December 31, 2020, approximately $708,000 related to stock-based compensation, $2.5 million related to payroll and payroll related expenses, $980,000 related to other corporate expenses, including board fees, corporate office rent and insurance, and $788,000 related to legal, accounting and other professional fees which included approximately $200,000 of legal fees to resolve a legacy Syms claim related to the multiemployer pension plan (see Note 9 – Commitments – Legal Proceedings to our consolidated financial statements for further information regarding the claim).  For the year ended December 31, 2019, approximately $859,000 related to stock-based compensation, $2.7 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance and $743,000 related to legal, accounting and other professional fees.

Pension related costs decreased by $388,000 to $345,000 for the year ended December 31, 2020 from $733,000 for the year ended December 31, 2019. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 8 – Pension Plans to our consolidated financial statements for further information).

Transaction related costs decreased by $34,000 to $133,000 for the year ended December 31, 2020 from $167,000 for the year ended December 31, 2019. These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense decreased by approximately $209,000 to $2.8 million for the year ended December 31, 2020 from approximately $3.0 million for the year ended December 31, 2019. For the year ended December 31, 2020, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $1.7 million and the amortization of lease commissions, acquired in-place leases and warrants of approximately $1.1 million. For the year ended December 31, 2019, depreciation and amortization expense consisted of depreciation for 237 11th and the West Palm Beach, Florida property of approximately $1.8 million and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $1.2 million. The decrease in depreciation and amortization expense for the year ended December 31, 2020 compared to December 31, 2019 was primarily due to the in-place lease costs at 237 11th being fully amortized by December 31, 2019 and the sale of the West Palm Beach, Florida property in November 2019.

Gain on sale of condominium of $24.2 million for the year ended December 31, 2020 consists of the gain on sale of the school condominium to the SCA of $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee which had been deferred. This gain was recorded upon the conveyance of the school condominium to the SCA in April 2020. Gain on sale of real estate for the year ending December 31, 2019 of $9.5 million was due to the sale of the West Palm Beach, Florida property in November 2019 for consideration of $19.6 million.

Equity in net loss from unconsolidated joint ventures increased by approximately $752,000 to $1.6 million for the year ended December 31, 2020 from approximately $819,000 for the year ended December 31, 2019 primarily due to higher depreciation and amortization expenses, approximately $800,000 of which was our portion of the write-off of deferred finance costs in connection with the refinancing of the Berkley Loan during the second quarter of 2020. This was partially offset by higher rental revenue from the acquisition of 250 North 10th in January 2020. Equity in net loss from unconsolidated joint ventures represents our 50% share in The Berkley and our 10% share in 250 North 10th. For the year ended December 31, 2020, our share of the loss is primarily comprised of operating income before depreciation of $1.8 million offset by depreciation and amortization of $2.6 million and interest expense of $800,000. For the year ended December 31, 2019, our share of the loss, which consisted only of The Berkley, is primarily comprised of operating income before depreciation of $1.2 million offset by depreciation and amortization of $1.0 million and interest expense of $953,000.

Unrealized gain on warrants of $965,000 represents the change in the mark-to-market of the valuation of warrants during the year ended December 31, 2020.

Interest expense, net increased by $1.5 million to $1.4 million for the year ended December 31, 2020 from approximately $67,000 of interest income, net for the year ended December 31, 2019. For the year ended December 31, 2020, there was approximately $17.2 million of gross interest expense incurred, $15.7 million of which was capitalized, and $57,000 of interest income. For the year ended December 31, 2019, there was approximately $13.5 million of gross interest expense incurred, all of which was capitalized, and $67,000 of interest income. The increase in gross interest expense and capitalized interest is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, as well as new borrowings under the Corporate Credit Facility as described in more detail in the Liquidity and Capital Resources section below.

Interest expense - amortization of deferred finance costs of $202,000 for the year ended December 31, 2020 represents the amount of amortization of finance costs for our loans and line of credit that were not capitalized as part of real estate under development.

We recorded $306,000 in tax expense for the year ended December 31, 2020 compared to $128,000 in tax in expense for the year ended December 31, 2019.

Net income attributable to common stockholders increased by approximately $8.7 million to $6.5 million for the year ended December 31, 2020 from a loss of $2.2 million for the year ended December 31, 2019 as a result of the changes discussed above, principally the gain on sale of the school condominium to the SCA.

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

As of December 31, 2020, we had total cash and restricted cash of $16.1 million, of which approximately $6.5 million was cash and cash equivalents and approximately $9.6 million was restricted cash. As of December 31, 2019, we had total cash and restricted cash of $18.7 million, of which approximately $9.2 million was cash and cash equivalents and approximately $9.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits. In addition, cash and cash equivalents includes cash which, together with availability under our line of credit, is required to be maintained to meet certain liquidity requirements under the 77 Greenwich Construction Facility, described below. This liquidity requirement, inclusive of cash and line of credit availability, decreased to $10.0 million when we closed on the conveyance of the school condominium to the SCA in April 2020 and decreases further upon the achievement of certain construction related milestones at 77 Greenwich.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, which may be increased by $25.0 million subject to satisfaction of certain conditions and the consent of the CCF Lender. Draws under the Corporate Credit Facility may be made during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Corporate Credit Facility may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the Closing Date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw with the remaining 50% payable as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of December 31, 2020, we had paid $1.85 million of the commitment fee. The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. At December 31, 2020, the Corporate Credit Facility had an outstanding balance of $35.75 million and an effective interest rate of 9.5%. Accrued interest totaled approximately $1.5 million at December 31, 2020.  The Corporate Credit Facility was undrawn at December 31, 2019. (See Note 10 – Notes Payable and Secured Line of Credit to our consolidated financial statements for further discussion).

In connection with the December 22, 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the Corporate Credit Facility if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to December 22, 2022, was amended to combine the Corporate Credit Facility and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.

In connection with the Corporate Credit Facility, we also entered into a warrant agreement with the CCF Lender pursuant to which we issued to the CCF Lender ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock.  In connection with the Corporate Facility Amendment, the exercise price of the Warrants was amended from $6.50 per share to $4.50 per share, payable in cash or pursuant to a cashless exercise (see Note 11 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan (the “237 11th Loan”) with Canadian Imperial Bank of Commerce (“CIBC”) and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020. In June 2020, the maturity of the 237 11th Loan was extended to June 2021 and the 237 11th Loan was amended to include a delayed draw facility of $4.25 million, which is being drawn now that most of the $3.6 million of remediation reserves we funded in connection with the amendment have been used. As of December 31, 2020, $723,000 of the delayed draw funds had been drawn. We also funded an interest reserve account of $0.8 million which we are required to replenish over time. In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%. At December 31, 2020, the 237 11th Loan had a balance of $53.2 million and an effective interest rate of 2.75%. The blended effective interest rate at December 31, 2019 for both the 237 11th Loan and the mezzanine loan was approximately 5.48%.  The 237 11th Loan is non-recourse to us except for our environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The 237 11th Loan is prepayable at any time in whole, and under certain circumstances in part, upon payment of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable).

From time to time, properties that we own, acquire or develop may experience defects, including concealed defects, or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.   The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have been in discussions with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor about engaging in mediation to potentially settle the case involving those parties. A mediation process commenced at the end of February 2021.  We incurred significant cash outflows for costs associated with repairs and remediation, which commenced in September 2019. The decrease in occupancy to 20% at December 31, 2020 was due to the clearing of certain floors to prepare for and carry out the remediation work. Remediation and restoration work was delayed for two months in 2020 due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property.  Future delays would have a similar impact.  Prior to the COVID-19 related shutdown of all non-essential construction by New York State, we expected the building to be approximately 75% remediated by the summer 2020 and to re-introduce the building into the leasing market on or around the same time. As of December 31, 2020, remediation work on floors 4-12 has been completed, other than a few specific units. We expect the remediation and restoration project to be completed by spring 2021.  As of December 31, 2020, 58 units had been remediated, many of which are now occupied.  We also began leasing efforts for the remediated units, although the pace of leasing in the current environment remains uncertain.  Additional units will be introduced back into the market as they become available.  During the fourth quarter ended December 31, 2020, we collected approximately 100% of rent due.

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “77 Greenwich Lender”). We draw down proceeds as costs related to the construction of the new mixed-use building are incurred. The balance of the 77 Greenwich Construction Facility was approximately $139.0 million at December 31, 2020. The 77 Greenwich Construction Facility has a four-year term ending January 2022 with an extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, as well as related collateral and a pledge of equity in the borrower. The 77 Greenwich Construction Facility bears interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion). The effective interest rate at December 31, 2020 and 2019 was 9.25% and 10.01%, respectively. Although there can be no assurances, we currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date, will be sufficient to complete the construction and development of 77 Greenwich without us making any further equity contributions. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements.

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  Despite the construction delays, we currently expect that the construction project will be completed within budget.  We currently anticipate receiving our temporary certificates in stages through the first half of 2021.

On December 22, 2020, we entered into an amendment to the 77 Greenwich Construction Facility, pursuant to which, among other things, the sales pace covenants were amended and extended to provide for a reduction in the gross value of condominium sales at the 77 Greenwich and to afford more favorable cure rights than previously existed if a required sales threshold is not satisfied. The sales pace covenants will be tested on April 1, 2021, July 1, 2021 and October 2, 2021. Additionally, the outside date by which we are required to have substantially completed construction of all improvements to 77 Greenwich was extended to November 30, 2021 and the liquidity requirements will be reduced based on construction progress.  We currently anticipate that Temporary Certificates of Occupancy, upon the granting of which, and in conjunction with our condominium offering plan being declared effective, unit purchasers may occupy their units (“TCOs”), will be issued significantly sooner than such outside date, with the first TCO having been received on March 8, 2021. In connection with entering into the amendment to the 77 Greenwich Construction Facility, we paid down $8.0 million of the 77 Greenwich Construction Facility and funded certain reserves to the 77 Greenwich Lender, a portion of which was funded by a release of certain cash collateral and the balance of which was funded by a mezzanine loan in accordance with the Mezzanine Loan Agreement defined below. Under the terms of the amendment to the 77 Greenwich Construction Facility, to the extent that any payments are needed to satisfy the minimum multiple fee owed to the 77 Greenwich Lender upon the repayment of the 77 Greenwich Construction Facility that have not already been paid, such minimum multiple fee will be reduced by 60% if the 77 Greenwich Construction Facility is repaid in full prior to June 30, 2021, and by 40% if repaid between July 1, 2021 and September 30, 2021. The Company currently expects any such payments to be minimal (if anything).

Mezzanine Loan

On December 22, 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan is for an amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan is the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility. The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the

Mezzanine Loan are fully drawn, is 9.44% on an annual basis, representing a variance from the prior rate of approximately 19 basis points. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the Corporate Credit Facility. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

Secured Line of Credit

Our $12.75 million secured line of credit with Sterling National Bank is secured by the Paramus, New Jersey property.  In March 2021, we entered into an amendment to extend the maturity date to March 2022. The secured line of credit, which prior to the amendment, bore interest at 200 basis points over the 30-day LIBOR, now bears interest at the prime rate, currently 3.25%.  The secured line of credit is pre-payable at any time without penalty. A portion of the secured line of credit is subject to an unused fee. As of December 31, 2020, the secured line of credit had an outstanding balance of $7.75 million and an effective interest rate of 2.14%.

The Berkley Loan

We own a 50% interest in a joint venture formed to acquire and operate The Berkley. In December 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkeley Loan”) secured by The Berkley, and the balance was paid in cash, half of which was funded by us. On February 28, 2020, in connection with a refinancing, the Berkley Loan was repaid in full and it was replaced with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bears interest at a fixed rate of 2.717% and is interest only during the initial five years. It is pre-payable at any time and can be increased by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the New Berkley Loan.

250 North 10th Note

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a newly built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults, and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

COVID-19 Pandemic, Liquidity and Going Concern

At this time, we believe our existing balances of cash and cash equivalents, together with proceeds that may be raised from debt issuances, equity issuances, dispositions of properties, sales of partial interests in properties and/or draws on our Corporate Credit Facility and secured line of credit will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, including approximately $300,000 of anticipated capital expenditures primarily at 237 11th. We believe we have good relationships with our lenders and we have historically negotiated extensions, amendments and waivers with our lenders, when warranted.

The COVID-19 pandemic has adversely affected our near-term, and may adversely affect our long-term, liquidity, cash flows and revenues and has required and may continue to require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, seeking loan extensions and covenant modifications, modifying, eliminating or deferring rent payments in the short term for tenants in an effort to mitigate financial hardships and seeking access to federal, state and/or local financing and other programs.  In addition, we continue to be subject to a New York State mandate disallowing tenant evictions for non-payment of rent due to COVID-19 related hardships.  As has been reported in each of our Quarterly Reports on Form 10-Q since the beginning of the COVID-19 pandemic, given the impacts of COVID-19, it is possible that we may be unable to extend or refinance our maturing debt or meet future sales pace covenants under the amended 77 Greenwich Construction Facility, creating substantial doubt about our ability to operate as a going concern. Although the impact of the COVID-19 pandemic may affect our ability to extend or refinance the 237 11th Loan which matures in June 2021, based on discussions with mortgage brokers and lenders, we believe there will be a high level of interest in a refinancing as the credit markets begin to improve along with improving conditions in the New York City real estate market and COVID-19 situation generally, combined with an increase in leases executed at the property.  There is also significant interest in a potential refinancing of the 77 Greenwich Construction Facility, which matures in January 2022 and represents a majority of our maturing debt, including our receipt of proposed terms for a refinancing of the 77 Greenwich Construction Facility.  Additionally, although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021.  Although we believe that we will be able to enter into extensions, amendments and waivers with our lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales sufficient to fund any cash needs that we are not able to satisfy with our cash, cash equivalents and draws on our Corporate Credit Facility or secured line of credit, given the current environment there can be no assurance that we will be able to do so on terms satisfactory to us, if at all. See Note 1 – Business - COVID-19 Pandemic to our consolidated financial statements and Part II. Item 1A. Risk Factors, of this Annual Report on Form 10-K for further information.

At-The-Market Equity Offering Program

In December 2016, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. The sale agreement with our broker expired in accordance with its term on June 30, 2019 and was not extended. We did not sell any shares through this program in 2019.

Cash Flows

Cash Flows for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net cash used in operating activities increased by approximately $6.8 million to $10.4 million for the year ended December 31, 2020 from $3.6 million for the year ended December 31, 2019. This increase was mainly due to an increase in operating losses of $4.4 million in 2020, primarily driven by the remediation costs incurred at 237 11th, as well as a decrease in accounts payable and accrued expenses of $2.4 million.

Net cash used in investing activities increased by approximately $15.7 million to $55.1 million for the year ended December 31, 2020 from $39.4 million for the year ended December 31, 2019. The increase in investing activities was primarily due to the net proceeds of $18.8 million received upon the sale of our West Palm Beach, Florida property in November 2019, as well as our investment in our joint venture for The Berkley in connection with the pay-down of debt ($5.4 million) during the year ended December 31, 2020, partially offset by $6.5 million more in net additions to real estate and deferred real estate deposits on the condominiums during the year ended December 31, 2020.

Net cash provided by financing activities increased by approximately $15.3 million to $62.9 million for the year ended December 31, 2020 from approximately $47.7 million for the year ended December 31, 2019. The increase in financing activities primarily relates to the $35.75 million, $42.1 million, $7.5 million, $5.0 million, $723,000 and $243,000 in proceeds from the Corporate Credit Facility, 77 Greenwich Construction Facility, the Mezzanine Loan Agreement, the Line of Credit, the 237 11th Loan and the Paycheck Protection Program loan, respectively, during the year ended

December 31, 2020, as compared to $53.3 million, $7.2 million, $1.5 million and $670,000 in borrowings from the 77 Greenwich Construction Facility, the Line of Credit, the West Palm Beach Loan and the Partner Loan, respectively, during the year ended December 31, 2019. We also repaid the $15.4 million 237 11th mezzanine loan, $8.0 million on the 77 Greenwich Construction Facility and $2.5 million on the Line of Credit during the year ended December 31, 2020 as compared with repayment of the WPB Loan of $12.6 million during the year ended December 31, 2019

Material Cash Requirements

We estimate that for the year ending December 31, 2021, our material cash requirements will be approximately $300,000 for capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties, other than for 77 Greenwich which will be funded under the 77 Greenwich Construction Facility and 237 11th remediation and restoration work which will be funded under the 237 Loan, including our portion of our two joint venture properties. We anticipate funding these capital expenditures through a combination of issuance of equity and cash on hand, additional property level mortgage financings and operating cash flow. We currently anticipate that the proceeds available under the 77 Greenwich Construction Facility, together with equity funded by us to date, will be sufficient to complete the construction and development of 77 Greenwich without us making any further equity contributions. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of December 31, 2020 were approximately $232.0 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through December 31, 2020, we have utilized approximately $23.9 million of the federal NOLs. Pursuant to the TCJA, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, we had released our valuation allowance of $3.1 million in 2017 which was formerly reserved against our AMT credit carryforwards. We had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019, and the balance of approximately $1.5 million in July 2020.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law.  The CARES Act accelerated the ability of corporations to recover AMT credits, permitting a full refund for tax years 2018 and 2019.  The CARES Act also included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carrybacks and carryforwards, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Management is monitoring the impact that the CARES Act may have on the Company. The CARES Act did not have a material impact on our financial position, results of operations, or cash flows for fiscal year 2020.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $60.9 million was recorded as of December 31, 2020.

We believe that certain of the transactions that occurred in connection with our emergence from bankruptcy in September 2012, including the rights offering and the redemption of the Syms shares owned by the former majority shareholder of Syms in accordance with the Plan, resulted in us undergoing an “ownership change,” as that term is used in Section 382 of the Code. However, while the analysis is complex and subject to subjective determinations and uncertainties, we believe that we should qualify for treatment under Section 382(l)(5) of the Code. As a result, we believe that our NOLs are not subject to an annual limitation under Section 382. However, if we were to undergo a subsequent ownership change in the future, our ability to utilize our NOLs could be subject to limitation under Section 382. In addition, the TCJA limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year. However, the CARES Act suspended the 80% limitation on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years.

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

c.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered various indicators of impairment, including COVID-19 related impacts, for the year ended December 31, 2020.  No provision for impairment was recorded during either of the years ended December 31, 2020, 2019 or 2018.

d.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2020 and 2019, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2020, our tax returns for the years ended December 31, 2015 through December 31, 2020 are subject to review by the Internal Revenue Service.

We are subject to certain federal, state and local income and franchise taxes.

e.

Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, we have elected to combine the lease and non-lease component in accordance with ASC Topic 842 when reporting revenue.  Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the consolidated statements of operations and comprehensive income (loss) as “rental revenues.”  Also, these reimbursements of expenses are recognized within revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, we will apply the guidance under ASC 842 in assessing its lease payments: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.

f.

Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 11 – Stock-Based Compensation to our consolidated financial statements. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act, and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	the impact of COVID-19;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	our ability to execute our business plan, including as it relates to the development of our largest asset, 77 Greenwich;
●	risks associated with our debt, including the risk of default on our obligations and debt service requirements;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the disclosure required by this Item.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data on page 37.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Trinity Place Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 as required by Exchange Act Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from October 1, 2020 to December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item will be set forth in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2021 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2021, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.      EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2021, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2021, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2021, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2021, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019	F-3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020, December 31, 2019 and December 31, 2018	F-4

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018	F-6

	Notes to Consolidated Financial Statements	F-77

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-33

Schedules other than those listed are omitted as they are not applicable or the required information has been included in the financial statements or notes thereto.

(a)(3)Exhibits

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

4.2

Description of Trinity Place Holdings Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934  (incorporated by reference to Exhibit 4.2 of the Form 10-K filed by us on March 13, 2020)

10.1

Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on October 2, 2013)

10.2

Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on December 31, 2014)

10.3

Investment Agreement, by and among MFP Partners, L.P. and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on September 15, 2015)

10.4

Investment Agreement, by and among Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund and the Company, dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on September 15, 2015)

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

10.18	First Amendment to Master Loan Agreement between TPHGreenwich Owner LLC and Massachusetts Mutual Life Insurance Company, dated as of December 22, 2020**

10.19

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

10.21	Amendment to Warrant Agreement, dated as of December 22, 2020, between Trinity Place Holdings Inc. and TPHS Lender LLC**

10.22

Registration Rights Agreement, dated as of December 19, 2019, by and between Trinity Place Holdings Inc. and the investors set forth on Schedule A thereof (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.23

Letter Agreement, dated as of December 19, 2019, between Trinity Place Holdings Inc. and TPHS Lender LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.24

Mezzanine Loan Agreement, among TPHGreenwich Subordinate Mezz LLC, as borrower, and TPHS Lender II LLC and each other lender from time to time party thereto, as lender, and TPHS Lender II LLC, as administrative agent, dated as of December 22, 2020**

21.1	List of Subsidiaries**

23.1	Consent of BDO USA, LLP**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2020, as formatted in XBRL:**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

* Management contract, compensatory plan or arrangement.

**Filed herewith

***Furnished herewith

Item 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 31, 2021
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 31, 2021
Steven Kahn	(Principal Financial Officer)

/s/ Richard G. Pyontek	Chief Accounting Officer	March 31, 2021
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 31, 2021
Alexander Matina

/s/ Jeffrey Citrin	Director	March 31, 2021
Jeffrey Citrin

/s/ Alan Cohen	Director	March 31, 2021
Alan Cohen

/s/ Joanne Minieri	Director	March 31, 2021
Joanne Minieri

/s/ Keith Pattiz	Director	March 31, 2021
Keith Pattiz

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has loans with varying debt maturities through January of 2022 for which there can be no guarantee of refinance or extended maturity of the loans. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

77 Greenwich Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company reviews its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable.

77 Greenwich is a condominium development project currently in the development stage and forecasting the expected future cash flows requires management to make significant assumptions and estimates in relation to the remaining costs to complete the project, potential delays or disruptions in construction due to COVID-19 restrictions, and potential disposition proceeds to be received upon sale in light of market disruptions due to the COVID-19 pandemic.

We identified management’s assumptions and estimates used in assessing the 77 Greenwich development project for impairment indicators as a critical audit matter. Significant judgements are required by management in the development of an accurate budget, including forecasted costs, and the consideration of potential indicators of impairment is a key area of judgment. Auditing management’s judgments regarding the development’s budget includes projected costs to complete, forecasts of future sale proceeds, estimated costs to sell, projected hold periods and other market-based assumptions. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures, and evaluating audit evidence obtained, related to management’s assumptions, including the use of professionals with specialized skill and knowledge to assist in performing these procedures.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the accuracy and completeness of management’s budget versus actual project tracking model including estimated costs to complete;
●	Evaluating the reasonableness of management’s expected sales proceeds by benchmarking against third-party market data, comparable sales and whether such assumptions were consistent with evidence obtained in other areas of the audit; and
●	Utilizing personnel with specialized skill and knowledge in valuation to assist in evaluating the Company’s expected sales proceeds, including reviewing comparable sales and other third-party market data relevant to the development project.

237 11th Street Impairment Assessment

The Company reviews its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. The Company identified the existence of an impairment triggering event in relation to its 237 11th Street property as a result of property damage caused by certain construction defects in prior years.  This event resulted in significant cash outflows for repairs and remediation costs and a decrease in occupancy. Significant judgment is involved in determining if the asset is recoverable once it is determined that a triggering event exists.

We identified the recoverability assessment for 237 11th Street as a critical audit matter. Significant judgments and estimates are required by management in determining the asset’s estimated future cash flows, including future revenue and operating expense growth rates, holding period, estimated terminal value, estimated costs to sell, and other market-based assumptions. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures, and evaluating audit evidence obtained, related to management’s assumptions, including the use of professionals with specialized skill and knowledge to assist in performing these procedures.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating whether the assumptions used were reasonable by benchmarking against third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.
●	Assessing management’s ability to forecast by comparing historical projections of net operating income to historical actuals and determining the impact on current estimates.
●	Utilizing personnel with specialized skill and knowledge in valuation to assist in evaluating the Company’s estimated terminal value assigned to 237 11th Street.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

New York, New York

March 31, 2021

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS

Real estate, net	$279,204	$293,226
Cash and cash equivalents	6,515	9,196
Restricted cash	9,554	9,474
Prepaid expenses and other assets, net	2,703	9,097
Investments in unconsolidated joint ventures	19,379	10,673
Receivables	966	1,836
Deferred rents receivable	90	6
Right-of-use asset	1,565	1,904
Intangible assets, net	9,172	9,912
Total assets	$329,148	$345,324

LIABILITIES

Loans payable, net	$197,330	$169,735
Corporate credit facility, net	31,858	—
Secured line of credit, net	7,747	5,236
Note payable	5,863	670
Deferred real estate deposits	—	82,856
Accounts payable and accrued expenses	15,896	22,243
Pension liabilities	—	1,033
Lease liability	1,716	2,065
Warrant liability	830	1,795
Total liabilities	261,240	285,633

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,345,540 and 37,612,465 shares issued at December 31, 2020 and December 31, 2019, respectively; 32,172,107 and 31,881,961 shares outstanding at December 31, 2020 and December 31, 2019, respectively	383	376
Additional paid-in capital	135,978	134,217
Treasury stock (6,173,433 and 5,730,504 shares at December 31, 2020 and December 31, 2019, respectively)	(56,791)	(55,731)
Accumulated other comprehensive loss	(2,159)	(3,174)
Accumulated deficit	(9,503)	(15,997)

Total stockholders’ equity	67,908	59,691

Total liabilities and stockholders’ equity	$329,148	$345,324

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

Revenues
Rental revenues	$993	$4,062	$3,715
Other income	263	—	—
Total revenues	1,256	4,062	3,715

Operating Expenses
Property operating expenses	8,166	5,328	1,904
Real estate taxes	79	328	321
General and administrative	4,955	5,349	5,492
Pension related costs	345	733	236
Transaction related costs	133	167	382
Depreciation and amortization	2,768	2,977	2,463

Total operating expenses	16,446	14,882	10,798

Gain on sale of school condominium	24,196	—	—
Gain on sale of real estate	—	9,521	—

Operating income (loss)	9,006	(1,299)	(7,083)

Equity in net loss from unconsolidated joint ventures	(1,571)	(819)	(728)
Unrealized gain on warrants	965	—	—
Interest (expense) income, net	(1,398)	67	212
Interest expense - amortization of deferred finance costs	(202)	—	—

Income (loss) before taxes	6,800	(2,051)	(7,599)

Tax expense	(306)	(128)	(290)

Net income (loss) attributable to common stockholders	$6,494	$(2,179)	$(7,889)

Other comprehensive income (loss):
Unrealized gain (loss) on pension liability	1,015	344	(786)
Comprehensive income (loss) attributable to common stockholders	$7,509	$(1,835)	$(8,675)

Income (loss) per share - basic	$0.20	$(0.07)	$(0.25)
Income (loss) per share - diluted	$0.20	$(0.07)	$(0.25)

Weighted average number of common shares - basic	32,305	31,915	31,607
Weighted average number of common shares - diluted	32,860	31,915	31,607

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance as of December 31, 2017	36,803	$368	$130,897	(5,351)	$(53,666)	$(7,577)	$(2,732)	$67,290

Net loss available to common stockholders	—	—	—	—	—	(7,889)	—	(7,889)
Settlement of stock awards	358	4	—	(163)	(1,092)	—	—	(1,088)
Unrealized loss on pension liability	—	—	—	—	—	—	(786)	(786)
Stock-based compensation expense	—	—	1,934	—	—	—	—	1,934

Balance as of December 31, 2018	37,161	$372	$132,831	(5,514)	$(54,758)	$(15,466)	$(3,518)	$59,461

Net loss available to common stockholders	—	—	—	—	—	(2,179)	—	(2,179)
Settlement of stock awards	451	4	—	(187)	(776)	—	—	(772)
Unrealized gain on pension liability	—	—	—	—	—	1,648	344	1,992
Stock-based compensation expense	—	—	1,386	—	—	—	—	1,386
Stock buy-back	—	—	—	(30)	(197)	—	—	(197)

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Net income available to common stockholders	—	—	—	—	—	6,494	—	6,494
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$6,494	$(2,179)	$(7,889)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,970	2,977	2,995
Stock-based compensation expense	806	905	1,269
Gain on sale of school condominium	(24,196)	—	—
Gain on sale of real estate	—	(9,521)	—
Deferred rents receivable	(84)	578	(36)
Other non-cash adjustments - pension expense	1,015	1,992	—
Unrealized gain on warrants	(965)	—	—
Equity in net loss from unconsolidated joint ventures	1,571	819	728
Distribution from unconsolidated joint ventures	1,110	33	280
Decrease in operating assets:
Receivables	2,392	1,577	4
Prepaid expenses and other assets, net	190	278	286
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(686)	1,649	975
Pension liabilities	(1,033)	(2,705)	(1,283)
Net cash used in operating activities	(10,416)	(3,597)	(2,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(51,715)	(91,847)	(58,909)
Acquisition of real estate	—	—	(81,960)
Net proceeds from the sale of real estate	—	18,812	—
Deferred real estate deposits of condominiums	1,971	33,609	49,247
Investments in unconsolidated joint ventures	(5,383)	—	—
Net cash used in investing activities	(55,127)	(39,426)	(91,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	86,361	55,475	87,037
Proceeds from secured line of credit	5,000	7,250	—
Payment of finance costs	(1,497)	(1,531)	(1,820)
Repayment of loans	(23,368)	(10,557)	—
Repayment of secured line of credit	(2,500)	(2,000)	—
Settlement of stock awards	(695)	(772)	(1,088)
Stock buy-back	(359)	(197)	—
Net cash provided by financing activities	62,942	47,668	84,129

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,601)	4,645	(10,164)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,670	14,025	24,189
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,069	$18,670	$14,025

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$9,196	$11,496	$15,273
RESTRICTED CASH, BEGINNING OF PERIOD	9,474	2,529	8,916
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$18,670	$14,025	$24,189

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,515	$9,196	$11,496
RESTRICTED CASH, END OF PERIOD	9,554	9,474	2,529
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,069	$18,670	$14,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$15,495	$12,631	$6,969
Cash paid during the period for: Taxes	$251	$352	$268

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$10,319	$12,698	$16,574
Capitalized amortization of deferred financing costs and warrants	$2,727	$2,737	$1,986
Capitalized stock-based compensation expense	$356	$480	$665
Investment in unconsolidated joint venture	$5,193	$—	$—
Right-of-use asset	$—	$1,904	$—
Lease liabilities	$—	$(2,065)	$—
Warrant liability	$—	$(1,795)	$—

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.

Notes to Consolidated Financial Statements

December 31, 2020

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc., which we refer to in this report as “Trinity,” “we,” “our,” or “us” is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was previously a vacant building that we demolished.  It is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a newly built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a newly built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn (“The Berkley”) and a 10% interest in a newly built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition, we own a property occupied by retail tenants in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $232.0 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2020, which can be used to reduce our future taxable income and capital gains.

Trinity is the successor to Syms, which also owned Filene’s Basement. Syms and its subsidiaries filed for relief under the United States Bankruptcy Code in 2011. In December 2012, the Syms Plan of Reorganization (the “Plan”) became effective and Syms and its subsidiaries consummated their reorganization under Chapter 11 through a series of transactions contemplated by the Plan and emerged from bankruptcy. As part of those transactions, reorganized Syms merged with and into Trinity, with Trinity as the surviving corporation. We completed our final payment and reserve obligations under the Plan in March 2016.

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

Square footage, leased occupancy percentage and residential unit disclosures in the notes to consolidated financial statements are unaudited.

COVID-19 Pandemic, Liquidity and Going Concern

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

The economic downturn and volatility in financial markets appear to have been primarily driven by uncertainties associated with the pandemic. As it relates to our business, these uncertainties include, but are not limited to, the adverse effect of the pandemic on the New York City and broader economy, residential and potential residential sentiment in New York City, particularly Manhattan, lending institutions, construction and material supply partners, travel and transportation services, our employees, residents and tenants, and traffic to and within geographic areas containing our real estate assets. The pandemic has adversely affected our near-term, and may adversely affect our long-term, liquidity, cash flows and revenues and has required and may continue to require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, seeking loan extensions and covenant modifications, modifying, eliminating or deferring rent payments in the short term for tenants in an effort to mitigate financial hardships and seeking access to federal, state and/or local financing and other programs.  In addition, we continue to be subject to a New York State mandate disallowing tenant evictions for non-payment of rent due to COVID-19 related hardships.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, recurring outbreaks, new information which may emerge concerning the pandemic and any additional preventative and protective actions that governments, lending institutions and other businesses, including us, may direct or institute.  These and other developments have resulted in and are expected to result in an extended period of continued business disruption and reduced operations for us as well as for lending and other businesses and governmental entities with which we do business. The ultimate financial impacts cannot be reasonably estimated at this time but the outbreak, restrictions and future developments are anticipated to continue to have an adverse impact on our business, financial condition and results of operations, which has been and may continue to be material, although in recent months we have seen indications of a recovery in the New York City real estate market and improvements in the financing markets.

The measures taken to date, together with any additional measures and developments including those noted above, impacted and will continue to impact the Company’s business in 2021 and beyond, although the extent of the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19, it is possible that we may be unable to extend or refinance maturing debt, including the 237 11th Loan (as defined in Note 10 - Loans Payable and Secured Line of Credit) which matures in June 2021, or meet future sales pace covenants under the amended 77 Greenwich Construction Facility (as defined in Note 10 - Loans Payable and Secured Line of Credit) which matures in January 2022, creating substantial doubt about our ability to continue as a going concern. Management’s plans to address the upcoming maturities consist of refinancings, including potentially an inventory loan at 77 Greenwich, and/or seeking an amendment or extension of either or both of such facilities.  Although there is no assurance we will be able to refinance the facilities on terms acceptable to us, based on discussions with mortgage brokers and lenders, there is significant increased interest to date in 2021, as compared with 2020.  Additionally, although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

a.     Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley and 250 North 10th, are included in our consolidated statements of operations and comprehensive income (loss) (see Note 13 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2020, 250 North 10th was determined to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we account for this investment under the equity method.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley and 250 North 10th, under the equity method of accounting (see Note 13 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. We do not believe that the value of our equity investments was impaired at either December 31, 2020 or 2019.

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

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. 77 Greenwich is a residential condominium development project currently in the development stage and forecasting the expected future cash flows requires management to make significant assumptions and estimates in relation to the remaining costs to complete the project, potential delays or disruptions in construction due to COVID-19 restrictions, and potential disposition proceeds to be received upon sale of residential condominium units in light of market disruptions due to the COVID-19 pandemic. We also identified the existence of an impairment evaluation triggering event in relation to our 237 11th Street property as a result of property damage caused by certain construction defects in place prior to acquisition.  Significant judgments and estimates are required by management in determining the asset’s estimated future cash flows, including future revenue and operating expense growth rates, holding period, estimated terminal value, estimated costs to sell, and other market-based assumptions. We considered all the aforementioned indicators of impairment for the year ended December 31, 2020.  No provision for impairment was recorded during the years ended December 31, 2020, 2019 or 2018.

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

k.    Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 10 - Loans Payable and Secured Line of Credit for further information), deposits on condominium sales at 77 Greenwich and tenant related security deposits.

l.

Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, we have elected to combine the lease and non-lease component in accordance with ASC Topic 842 when reporting revenue.  Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the consolidated statements of operations and comprehensive income (loss) as “rental revenues.”  Also, these reimbursements of expenses are recognized within revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, we will apply the guidance under ASC 842 in assessing its lease payments: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2020 and December 31, 2019, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2020, our tax returns for the years ended December 31, 2017 through December 31, 2020 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2016 or 2017 through December 31, 2020, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable comprising 554,500 restricted stock units that have vested but not yet settled and 7,179,000 warrants exercisable at $4.50 per share were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the year ended December 31, 2020 and 2019.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had a balance of $2.6 million and $3.0 million at December 31, 2020 and 2019, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net in the consolidated balance sheet and had a balance of $3.9 million at December 31, 2020, while the balance at December 31, 2019 of $5.0 million was included in prepaid expenses and other assets, net in the consolidated balance sheet. Deferred finance costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

NOTE 3 – REAL ESTATE, NET

As of December 31, 2020 and 2019, real estate, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2020	2019

Real estate under development	$213,178	$225,673
Building and building improvements	41,358	41,358
Tenant improvements	189	125
Furniture and fixtures	731	708
Land and land improvements	27,939	27,939
	283,395	295,803
Less: accumulated depreciation	4,191	2,577
	$279,204	$293,226

Real estate under development as of December 31, 2020 and 2019 included 77 Greenwich and the Paramus, New Jersey property. The decrease in real estate under development mainly relates to the sale of the school condominium to the New York City School Construction Authority (the “SCA”) in April 2020 (see 77 Greenwich and the New York City School Construction Authority below). Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property as of December 31, 2020 and 2019.

Depreciation expense amounted to approximately $1.6 million, $1.6 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Acquisitions

In May 2018, we closed on the acquisition of 237 11th, a newly built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The acquisition was funded through acquisition financing and cash on hand. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations, and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings. We have been in discussions with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor about engaging in mediation to potentially settle the case involving those parties.  A mediation process commenced at the end of February 2021.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019.  The decrease in occupancy to 20% at December 31, 2020 was due to the clearing of certain floors to prepare for and carry out the remediation work. Remediation and restoration work was delayed for two months in 2020 due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property. Future delays would have a similar impact.  .

We allocated the purchase price of the real estate to land and land improvements, building and building improvements (inclusive of tenant improvements) and intangibles, such as the value of above-market and below-market leases, real estate tax abatements and origination costs associated with the in-place leases.

As of December 31, 2020, intangible assets, net consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $1.9 million. Amortization expense amounted to $740,000, $740,000 and $448,000 for the year ended December 31, 2020, December 31, 2019 and for period from May 24, 2018, the date of acquisition for 237 11th, through December 31, 2018, respectively.

As of December 31, 2020, the estimated annual amortization of intangible assets for each of the five succeeding years and thereafter is as follows (dollars in thousands):

Real Estate
Tax
Abatement
Year	Amortization
2021	$740
2022	740
2023	740
2024	740
2025	740
Thereafter	5,472

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the SCA, whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through the second quarter of 2021 for the construction supervision fee, with an aggregate of $46.0 million having been paid to us as of December 31, 2020 from the SCA, with $500,000 remaining to be paid. We have also received an aggregate of $48.2 million in reimbursable construction costs from the SCA through December 31, 2020. The payments and reimbursements from the SCA received prior to April 2020 were recorded as deferred real estate deposits on the consolidated balance sheets until sales criteria were satisfied in April 2020.  In April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school.  Upon  conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our deferred construction supervision fee, and our liquidity requirement on the 77 Greenwich Construction Facility decreased from $15.0 million to $10.0 million.  We have also guaranteed certain obligations with respect to the construction of the school.

Disposition

We disposed of the West Palm Beach, Florida property on November 23, 2019 for a gross sales price of $19.6 million. The balance of the West Palm Beach loan of $10.6 million was repaid simultaneously when we sold this property.  We recorded a gain on sale of approximately $9.5 million.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2020 and 2019, prepaid expenses and other assets, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2020	2019

Trademarks and customer lists	$—	$2,090
Prepaid expenses	454	797
Lease commissions	—	1,565
Deferred finance costs	1,795	6,798
Other	954	2,641
	3,203	13,891
Less: accumulated amortization	500	4,794
	$2,703	$9,097

NOTE 5 – INCOME TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Current:
Federal	$—	$—	$—
State	306	128	290
	$306	$128	$290
Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Tax expense	$306	$128	$290

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes	6.3%	49.7%	17.1%
Permanent non-deductible expenses	5.0%	(5.6)%	(1.7)%
Change of valuation allowance	(27.8)%	(71.3)%	(40.2)%

Effective income tax rate	4.5%	(6.2)%	(3.8)%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Pension costs	$—	$165
Charitable contributions	15	21
Net operating loss carry forwards	58,635	61,124
Depreciation (including air rights)	4,677	5,035
Lease liability	571	650
Other	160	93
Investment in joint ventures	678	382
Accrued expenses	132	80

Total deferred tax assets	$64,868	$67,550
Valuation allowance	(60,930)	(63,709)
Deferred tax asset after valuation allowance	$3,938	$3,841

Deferred tax liabilities:
Intangibles	$(3,273)	$(3,242)
Pension costs	(114)	—
Right-of-use asset	(551)	(599)
Total deferred tax liabilities	$(3,938)	$(3,841)
Net deferred tax assets	$—	$—

Current deferred tax assets	$—	$—
Long-term deferred tax assets	—	—
Total deferred tax assets	$—	$—

Effects of the Tax Cuts and Jobs Act

Pursuant to the tax legislation known as the Tax Cuts and Jobs Act (the "TCJA") of 2017, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, as of December 31, 2017 we had released the valuation allowance of $3.1 million formerly reserved against our AMT credit carryforwards and we had recorded a tax benefit and refund receivable of $3.1 million in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019 and the balance of approximately $1.5 million became fully refundable in 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act, discussed in more detail below, and was received in July 2020.

Other

As of December 31, 2020, we had federal NOLs of approximately $232.0 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward.  We used approximately $7.2 million of our NOL carryforward for the year ending December 31, 2020. Since 2009 through December 31, 2020, we have utilized approximately $23.9 million of the federal NOLs.  As of December 31, 2020, we also had state NOLs of approximately $120.0 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $23.6 million and $18.0 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $60.9 million and $63.7 million as of December 31, 2020 and 2019, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

On March 27, 2020, the "Coronavirus Aid, Relief, and Economic Security (CARES) Act" was signed into law.  The CARES Act, suspended the limitations under the TCJA on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years. The CARES Act also accelerated the ability of corporations to recover AMT credits, permitting a full refund for tax years 2018 and 2019. Additionally, the CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The CARES Act did not have a material impact on our financial position, results of operations or cash flows for fiscal year 2020.

NOTE 6 – RENTAL REVENUE

Our retail property located in Paramus, New Jersey is 100% leased to two tenants as of December 31, 2020 with leases expiring through 2022.

Our multi-family property at 237 11th is occupied by tenants who have leases ranging from one to two years and two retail tenants with leases expiring in 2027 and 2036, respectively.

Future minimum rent due under non-cancellable tenant operating leases (excluding license agreements) as of December 31, 2020 is as follows (dollars in thousands):

Future Minimum
Year	Rent
2021	$925
2022	378
2023	223
2024	226
2025	228
Thereafter	1,253
$3,233

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the consolidated loans payable, Corporate Credit Facility, the secured line of credit, note payable and the warrant liability approximated their carrying values as they are variable-rate instruments.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2020. The fair value of pension plan assets was $14.6 million at December 31, 2020. These assets are valued in active liquid markets.

NOTE 8 – PENSION PLANS

Defined Benefit Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At December 31, 2020, we had recorded an overfunded pension balance of $343,000 which is included in prepaid expenses and other assets, net on the accompanying consolidated balance sheet, and at December 31, 2019, we had a recorded liability of $924,000 which is included in pension liabilities on the accompanying consolidated balance sheet. This liability represents the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.3 million to the Syms sponsored plan from September 17, 2012 through December 31, 2020. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000, $400,000 and $470,000 to the Syms sponsored plan during the years ended December 31, 2020, 2019 and 2018, respectively.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$13,933	$13,668
Interest cost	658	644
Actuarial loss	408	410
Gross benefits paid	(775)	(789)
Net benefit obligation - end of period	$14,224	$13,933

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$13,009	$10,852
Employer contributions	400	400
Gross benefits paid	(775)	(789)
Return on plan assets	1,934	2,546
Fair value of plan assets - end of period	$14,568	$13,009

Over (under) funded status at end of period	$344	$(924)

The pension expense includes the following components (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2017
COMPONENTS OF NET PERIODIC COST:
Interest cost	$658	$644	$666
(Gain) loss on assets	(758)	(628)	750
Amortization of loss (gain)	247	484	(990)
Net periodic cost	$147	$500	$426

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%	0.0%

The expected long-term rate of return on plan assets was 6% for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020 the benefits expected to be paid in the next five years and then in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount
2021	$896
2022	917
2023	931
2024	944
2025	991
2026-2031	3,937

The fair values and asset allocation of our plan assets as of December 31, 2020 and 2019 and the target allocation for fiscal 2020, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2020		December 31, 2019
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value	Assets	Fair Value (1)	Assets
Cash and equivalents	0% to 10%	$877	6%	$835	6%
Equity securities	40% to 57%	9,755	67%	8,019	62%
Fixed income securities	35% to 50%	3,936	27%	4,155	32%
Total		$14,568	100%	$13,009	100%

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheets the unfunded status of the benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

Multiemployer Pension Plans

Certain Syms employees were covered by collective bargaining agreements and participated in various multiemployer pension plans. Syms ceased to have an obligation to contribute to these plans in 2012, thereby triggering a complete withdrawal from these plans within the meaning of section 4203 of the Employee Retirement Income Security Act of 1974. As a result of the complete withdrawal, we were obligated to pay a withdrawal liability to one of these pension plans through the first quarter of 2020. We were required to make quarterly payments in the amount of approximately $203,000 until this liability was completely paid, which occurred with the final payment in the first quarter of 2020. We had no liability and a liability of $109,000 as of December 31, 2020 and 2019, respectively, related to this plan which is included in pension liabilities on the accompanying consolidated balance sheets. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid a total of approximately $6.9 million to the various multiemployer plans from September 17, 2012 through December 31, 2020, of which approximately $109,000 and $813,000 was funded to the remaining multiemployer plan during each of the years ended December 31, 2020 and 2019.

See Note 9 - Commitments - Legal Proceedings - for further information regarding a claim related to the multiemployer pension plan.

401(k) Plan – We have established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $71,000, $67,000 and $65,000 in matching contributions to this plan during the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 9 – COMMITMENTS

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $439,000, $439,000 and $348,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The lease for our sales center for 77 Greenwich located at 17 State Street, New York, New York expires on May 31, 2021. Rent expense paid for this operating lease was approximately $303,000, $366,000 and $108,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The remaining lease obligation, excluding any extension options, for our corporate office and the sales center are as follows (dollars in thousands):

Future
Minimum
Year Ended	Rentals
2021	$555
2022	470
2023	470
2024	470
2025	116
Total undiscounted lease payments	$2,081
Discount	$(365)
Lease Liability	$1,716

b.	Legal Proceedings - The trustees for the multiemployer pension plan (the "Trustees") to which the January 2020 payment was made claimed in February 2020 that the multiemployer pension plan was due additional sums in excess of the amount set forth in the Plan. On May 1, 2020, the Trustees filed a complaint in the United States District Court for the Southern District of New York seeking a judgment against the Company in the amount of approximately $2.6 million, plus unliquidated amounts on account of the multiemployer pension plan. Following the filing of the complaint, the Company moved to have the Bankruptcy Court reopen the bankruptcy case to enforce the permanent injunction, Plan, and confirmation order against the Trustees. On June 10, 2020, the Bankruptcy Court granted the Company's motion to reopen the bankruptcy case. On July 22, 2020, the Bankruptcy Court heard arguments on whether to enforce the permanent injunction, Plan, and confirmation order against the Trustees. On October 26, 2020, the Bankruptcy Court entered a memorandum order granting the Company’s motion to enforce the confirmation order and Plan, finding that under the unambiguous terms of the Plan, the Company has paid the full amount owed to the Trustees under the Plan and that no further payments are due. The Bankruptcy Court’s memorandum order became a final non-appealable order as the Trustees did not file a notice of appeal. The bankruptcy case was re-closed on December 5, 2020.

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

NOTE 10 – LOANS PAYABLE AND SECURED LINE OF CREDIT

Corporate Credit Facility

In December 2019, we entered into a multiple draw credit agreement aggregating $70.0 million (the “Corporate Credit Facility”), which may be increased by $25.0 million, subject to satisfaction of certain conditions and the consent of the lender (the “CCF Lender”).  Draws under the Corporate Credit Facility may be made during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Corporate Credit Facility may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The Corporate Credit Facility was undrawn at December 31, 2019 and had an outstanding balance of $35.75 million at December 31, 2020.  Accrued interest totaled approximately $1.5 million at December 31, 2020.  As of December 31, 2020, we were in compliance with all covenants of the Corporate Credit Facility.

The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at December 31, 2020 was 9.5%.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of December 31, 2020, we had paid $1.85 million of the commitment fee.  The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. The Corporate Credit Facility is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Corporate Credit Facility. Upon final repayment of the Corporate Credit Facility, a multiple on invested capital, or MOIC, amount equal to 130% of the initial Corporate Credit Facility amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts together with the aggregate amount of principal repaid are less than the MOIC amount. The collateral for the Corporate Credit Facility consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

The Corporate Credit Facility provides that we and our subsidiaries must comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding corporate loan to value, net worth and liquidity. Under the Corporate Credit Facility, we are permitted to repurchase up to $2.0 million of our common stock pursuant to board approved programs with Corporate Credit Facility proceeds, $1.5 million with other sources of cash and otherwise subject to the consent of the required lenders. The Corporate Credit Facility also provides for certain events of default, including cross-defaults to our other loans, and for a guaranty of the Corporate Credit Facility obligations by our loan party subsidiaries.

Pursuant to the terms of the Corporate Credit Facility, so long as the Corporate Credit Facility is outstanding and the CCF Lender is owed or holds greater than 50% of the sum of (x) the aggregate principal amount of the balance outstanding and (y) the aggregate unused commitments, the CCF Lender will have the right to appoint one member to our and each of our subsidiary’s board of directors or equivalent governing body (the “Designee”). At the election of the CCF Lender, a board observer may be selected in lieu of a board member. The Designee may also sit on up to three committees of the board of directors or equivalent governing body of ours and each subsidiary of the Designee’s choosing from time to time. The Designee will be entitled to receive customary reimbursement of expenses incurred in connection with his or her service as a member of the board and/or any committee thereof but will not, except in the case of an independent director, receive compensation for such service.

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”), pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the MOIC amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the Corporate Credit Facility if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to December 22, 2022, was amended to combine the Corporate Credit Facility and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  In addition, the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended from $6.50 per share to $4.50 per share (the “Warrant Agreement Amendment”) (see Note 11 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

Loans Payable

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan (the “237 11th Loan”) and a $15.4 million mezzanine loan bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020.  In June 2020, the maturity of the 237 11th Loan was extended to June 2021 and the 237 11th Loan was amended to include a delayed draw facility of $4.25 million, which is being drawn now that most of the $3.6 million of remediation reserves we funded in connection with the amendment have been used.  As of December 31, 2020, $723,000 of the delayed draw funds had been drawn.  We also funded an interest reserve account of $0.8 million which we are required to replenish over time.  In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%.  At December 31, 2020, the 237 11th Loan had a balance of $53.2 million and an effective interest rate of 2.75%.  The blended effective interest rate at December 31, 2019 for both the 237 11th Loan and the mezzanine loan was approximately 5.48%.  The 237 11th Loan is non-recourse to us except for environmental indemnity agreements, certain non-recourse carve-out and carry guaranties covering among other things interest and operating expenses, and in the case of the mortgage loan, a guaranty of 25% of the principal amount, decreasing to 10% of the principal balance upon the debt yield ratio becoming equal to or greater than 7.0%. The 237 11th Loan is prepayable at any time in whole, and under certain circumstances in part, upon payment of a 0.50% deferred commitment fee (unless the loan is refinanced with the mortgage lender in which case no such fee is payable).

The 237 11th Loan requires us to comply with various customary affirmative and negative covenants and provides for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loan due and payable, among other remedies. Effective December 31, 2020, the recourse guaranty for the 237 11th Loan was amended to decrease certain liquidity requirements.  As of December 31, 2020, we were in compliance with all covenants of the 237 11th Loan.

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”). We draw down proceeds as costs related to the construction of the new mixed-use building are incurred. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $139.0 million and $104.9 million on the 77 Greenwich Construction Facility at December 31, 2020 and 2019, respectively.

The 77 Greenwich Construction Facility has a four-year term ending January 2022 with an extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the 77 Greenwich Lender, as well as related collateral and pledge of equity in the borrower. The 77 Greenwich Construction Facility bears interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate at December 31, 2020 and 2019 was 9.25% and 10.01%, respectively. The 77 Greenwich Construction Facility provides for certain loan proceeds to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the 77 Greenwich Construction Facility, we are required to achieve completion of the construction work and the improvements for the project on or before June 19, 2021, subject to certain exceptions.

In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements including the Company maintaining liquidity of at least $15.0 million, consisting of unrestricted cash and, for up to 50% of the requirement, qualified lines of credit, and additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA.  The liquidity requirement decreased to $10.0 million upon conveyance of the school condominium to the SCA in April 2020. We also entered into certain completion and other guarantees with the lender and the SCA in connection with the 77 Greenwich Construction Facility. As of December 31, 2020, we were in compliance with all covenants of the 77 Greenwich Construction Facility. In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended.  Construction recommenced mid-April, initially on a modified basis, as certain work was deemed "essential" construction.  Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  Despite the construction delays, we currently expect that the construction project will be completed within budget.  We currently anticipate receiving our temporary certificates of occupancy (“TCO”) in stages through the first half of 2021.

In December 2020, we entered into an amendment to the 77 Greenwich Construction Facility, pursuant to which, among other things, the sales pace covenants were amended and extended to provide for a reduction in the gross value of condominium sales at the 77 Greenwich and to afford more favorable cure rights than previously existed if a required sales threshold is not satisfied. The sales pace covenants will be tested on April 1, 2021, July 1, 2021 and October 2, 2021. Additionally, the outside date by which we are required to have substantially completed construction of all improvements to 77 Greenwich was extended to November 30, 2021 and the liquidity requirements will be reduced based on construction progress.  We received our first TCO on March 8, 2021.  Upon the granting of the TCO and our condominium offering plan being declared effective, unit purchasers may occupy their units.  In connection with this amendment, we paid down $8.0 million of the 77 Greenwich Construction Facility and funded certain reserves to the lender, a portion of which was funded by a release of certain cash collateral and the balance of which was funded by a mezzanine loan (see below). Under the terms of this amendment, to the extent that any payments are needed to satisfy the minimum multiple fee owed to the mortgage lender upon the repayment of the 77 Greenwich Construction Facility that have not already been paid, such minimum multiple fee will be reduced by 60% if the 77 Greenwich Construction Facility is repaid in full prior to June 30, 2021, and by 40% if repaid between July 1, 2021 and September 30, 2021. The Company currently expects any such payments to be minimal (if anything).

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”). The Mezzanine Loan is for an amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan is the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility.  The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, is 9.44% on an annual basis, representing a variance from the current rate of approximately 19 basis points. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC shall be due on substantially the same terms as provided for in the Corporate Credit Facility. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to mezz lender. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

In December 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provided the right to receive cash if the reference interest rate rose above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The interest rate cap matured in December 2020.  The fair value of the interest rate cap at December 31, 2019 was zero. We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense.

Secured Line of Credit

Our $12.75 million secured line of credit is secured by the Paramus, New Jersey property. In March 2021, we entered into an amendment to extend the maturity date to March 2022. The secured line of credit, which prior to the amendment, bore interest at a rate of 200 basis points over the 30-day LIBOR, now bears interest at the prime rate, currently 3.25%.  The secured line of credit is pre-payable at any time without penalty. A portion of the secured line of credit is subject to an unused fee. This secured line of credit had an outstanding balance of $7.75 million and $5.25 million at December 31, 2020 and 2019, respectively, and an effective interest rate of 2.14% and 3.76% as of December 31, 2020 and 2019, respectively.

250 North 10th Note

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a newly built 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million and $670,000 at December 31, 2020 and 2019, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of December 31, 2020, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal
2021	$61,153
2022	139,025
2023	5,863
2024	43,250
2025	—
249,291
Less: deferred finance costs, net	(6,493)
Total loans, secured line of credit, and note payable, net	$242,798

Interest

Consolidated interest expense (income), net includes the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Interest expense	$17,174	$13,513	$6,848
Interest capitalized	(15,719)	(13,513)	(6,848)
Interest income	(57)	(67)	(212)
Interest expense (income), net	$1,398	$(67)	$(212)

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of December 31, 2020 and 2019, there were 38,345,540 shares and 37,612,465 shares of common stock issued, respectively, and 32,172,107 shares and 31,881,961 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 10 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. The Warrants are exercisable immediately and had an exercise price of $6.50 per share (the “Exercise Price”), payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Agreement was amended to be $4.50 per share.

The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants, which were initially valued at approximately $1.8 million at December 31, 2019, are accounted for under the liability method.  These Warrants were valued at approximately $830,000 at December 31, 2020.  The $965,000 change in fair value of the Warrants was recorded as an unrealized gain in the consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2020.

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Corporate Credit

Agreement described in Note 10 – Loans Payable and Secured Line of Credit, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Corporate Credit Agreement.

At-The-Market Equity Offering Program

In December 2016, we entered into an “at-the-market” equity offering program (the “ATM Program”), to sell up to an aggregate of $12.0 million of our common stock. The sale agreement with our broker expired in accordance with its term on June 30, 2019 and was not extended. We did not sell any shares through this program in 2018 or 2019.

Share Repurchase Program

In December 2019, our Board of Directors approved a stock repurchase program under which we can buy up to $5.0 million of shares of our common stock, which is now subject to the terms of our Corporate Credit Facility. Repurchases under the stock repurchase program may be made through open market or privately negotiated transactions at times and on such terms and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

During the year ended December 31, 2019, we purchased 49,394 shares of our common stock at an average price of $3.01 per share.  During the year ended December 31, 2020, we purchased 200,803 shares of our common stock at an average price of $1.67 per share, for a total of 250,197 shares of our common stock purchased at an average price of $1.93 per share since the inception of the share repurchase program. As of December 31, 2020, approximately $4.5 million remained available for share purchase under the share repurchase program, subject to the terms of our Corporate Credit Facility.

Preferred Stock

We are authorized to issue two shares of preferred stock (one share each of Series A and Series B preferred stock, each of which was automatically redeemed in 2016 and may not be reissued), one share of special stock and 40,000,000 shares of blank-check preferred stock. The share of special stock was issued and sold to Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund ("Third Avenue"), and enables Third Avenue or its affiliated designee to elect one member of the Board of Directors.

NOTE 12 – STOCK-BASED COMPENSATION

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares. Our SIP activity as of December 31, 2020 and 2019 was as follows:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,017,535	—	340,760	—
Additional shares approved by stockholders	—	—	1,000,000	—
Granted to employees	(295,500)	$3.01	(267,000)	$4.15
Granted to non-employee directors	(59,660)	$1.65	(13,050)	$3.98
Deferred under non-employee director's deferral program	(114,005)	$1.76	(43,175)	$3.98
Balance available, end of period	548,370	—	1,017,535	—

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the year ended December 31, 2020, we granted 295,500 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $583,000 in compensation expense related to these shares was amortized during the year ended December 31, 2020, of which approximately $203,000 was capitalized into real estate under development.

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) during the years ended December 31, 2020, 2019 and 2018 totaled $708,000, $859,000, and $1.2 million, respectively, which is net of $362,000, $480,000 and $665,000 capitalized as part of real estate under development, respectively.

	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date	Shares	Date
Non-vested at beginning of period	453,334	$5.00	381,167	$6.39	677,734	$6.44
Granted RSUs	295,500	$3.01	267,000	$4.15	176,000	$6.49
Vested	(279,834)	$5.46	(194,833)	$5.98	(472,567)	$6.20
Non-vested at end of period	469,000	$3.43	453,334	$5.00	381,167	$6.39

As of December 31, 2020, there was approximately $425,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2022.

During the year ended December 31, 2020, we issued 482,939 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 222,575 shares to provide for the employees’ withholding tax liabilities.

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

As of December 31, 2020 and 2019 a total of 177,159 and 63,154 stock units, respectively, have been deferred under the Deferral Program.

NOTE 13 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

We own a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a newly built 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkley Loan”) secured by The Berkley, and the balance was paid in cash, half of which was funded by us.  The non-recourse Berkley Loan bore interest at the 30-day LIBOR rate plus 216 basis points, was interest only for five years, was pre-payable after two years with a 1% prepayment premium, had covenants and defaults customary for a Freddie Mac financing and had an effective interest rate of 3.92% at December 31, 2019. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the Berkley Loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bears interest at a fixed rate of 2.717% and is interest only during the initial five years.  It is pre-payable at any time and can be increased by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the New Berkley Loan.

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a newly built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bears interest at 7.0% which is payable to the extent of available cash flow and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

As of December 31, 2020, we have one unconsolidated VIE, namely 250 North 10th. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of this entity does not give us power over decisions that significantly affect this entity’s economic performance. We account for our investment in this entity under the equity method (see Note 2 – Summary of Significant Accounting Policies – Basis of Presentation – Principles of Consolidation). As of December 31, 2020, the net carrying amount of our investment in this entity was $5.7 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

As we do not control these joint ventures, we account for them under the equity method of accounting. The combined balance sheets for our unconsolidated joint ventures at December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019

ASSETS

Real estate, net	$167,749	$50,508
Cash and cash equivalents	1,344	344
Restricted cash	766	435
Tenant and other receivables, net	254	42
Prepaid expenses and other assets, net	204	66
Intangible assets, net	24,006	11,757
Total assets	$194,323	$63,152

LIABILITIES

Mortgages payable, net	$114,218	$41,207
Accounts payable and accrued expenses	1,705	598
Total liabilities	115,923	41,805

MEMBERS’ EQUITY

Members’ equity	92,070	27,169
Accumulated deficit	(11,943)	(5,822)
Accumulated other comprehensive loss	(1,727)	—
Total members’ equity	78,400	21,347

Total liabilities and members’ equity	$194,323	$63,152

Our investments in unconsolidated joint ventures	$19,379	$10,673

The statements of operations for the unconsolidated joint venture for the years ended December 31, 2020, 2019, and 2018 are as follows (dollars in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

Revenues
Rental revenues	$12,747	$3,314	$3,447

Total revenues	12,747	3,314	3,447

Operating Expenses
Property operating expenses	3,595	956	1,033
Real estate taxes	94	45	45
General and administrative	10	10	7
Amortization	5,676	536	536
Depreciation	3,833	1,328	1,318

Total operating expenses	13,208	2,875	2,939

Operating (loss) income	(461)	439	508

Interest expense, net	(3,780)	(1,905)	(1,791)
Interest expense -amortization of deferred finance costs	(1,881)	(172)	(172)

Net loss	$(6,122)	$(1,638)	$(1,455)

Our equity in net loss from unconsolidated joint ventures	$(1,571)	$(819)	$(728)

NOTE 14 – QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects quarterly condensed consolidated statements of operations for the periods indicated (dollars in thousands, except per share amounts):

	For the Year Ended December 31, 2020
	January 1,	April 1,	July 1,	October 1,
	2020 to	2020 to	2020 to	2020 to
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Revenues
Rental revenues	$304	$274	$196	$219
Other income	23	128	80	32
Total revenues	327	402	276	251

Operating Expenses
Property operating expenses	1,593	1,162	2,709	2,702
Real estate taxes	20	20	19	20
General and administrative	1,334	1,431	1,188	1,002
Pension related costs	165	165	165	(150)
Transaction related costs	15	89	27	2
Depreciation and amortization	601	785	690	692

Total operating expenses	3,728	3,652	4,798	4,268

Gain on sale of school condominium	—	24,196	—	—

Operating (loss) income	(3,401)	20,946	(4,522)	(4,017)

Equity in net loss from unconsolidated joint ventures	(991)	(135)	(176)	(269)
Unrealized gain (loss) on warrants	1,200	188	(58)	(365)
Interest income (expense), net	4	(254)	(545)	(603)
Interest expense - amortization of deferred finance costs	—	(108)	(40)	(54)

(Loss) income before taxes	(3,188)	20,637	(5,341)	(5,308)

Tax expense	(65)	(102)	(51)	(88)

Net (loss) income attributable to common stockholders	$(3,253)	$20,535	$(5,392)	$(5,396)

(Loss) income per share - basic	$(0.10)	$0.64	$(0.17)	$(0.17)
(Loss) income per share - diluted	$(0.10)	$0.64	$(0.17)	$(0.16)

Weighted average number of common shares - basic	32,268	32,303	32,297	32,305
Weighted average number of common shares - diluted	32,268	32,303	32,297	32,860

	For the Year Ended December 31, 2019
	January 1,	April 1,	July 1,	October 1,
	2019 to	2019 to	2019 to	2019 to
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenues
Rental revenues	$1,293	$1,281	$946	$542

Total revenues	1,293	1,281	946	542

Operating Expenses
Property operating expenses	680	816	1,191	2,641
Real estate taxes	84	90	90	64
General and administrative	1,313	1,373	1,286	1,377
Pension related costs	183	183	183	184
Transaction related costs	25	112	29	1
Depreciation and amortization	940	837	600	600

Total operating expenses	3,225	3,411	3,379	4,867

Gain on sale of real estate	—	—	—	9,521

Operating (loss) income	(1,932)	(2,130)	(2,433)	5,196

Equity in net loss from unconsolidated joint venture	(221)	(186)	(218)	(194)
Interest income, net	21	18	14	14

(Loss) income before taxes	(2,132)	(2,298)	(2,637)	5,016

Tax (expense) income	(81)	(110)	(8)	71

Net (loss) income attributable to common stockholders	$(2,213)	$(2,408)	$(2,645)	$5,087

(Loss) income per share - basic and diluted	$(0.07)	$(0.08)	$(0.08)	$0.16

Weighted average number of common shares - basic and diluted	31,796	31,918	31,953	31,972

NOTE 15 – SUBSEQUENT EVENTS

On March 2, 2021, we entered into an amendment to extend the maturity date of our Secured Line of Credit to March 2022.

On March 8, 2021, we obtained our first TCO for 77 Greenwich. This TCO covers six residential floors, the lobby, mechanical rooms, and portions of the cellar.

Other than as disclosed above, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(dollars in thousands)

		Initial Cost					Amounts at which Carried at December 31, 2020
				Building,	Cost	Building,			Building,
				Building and	Capitalized	Building and			Building and			Date of
		Land and	Real Estate	Tenant	Subsequent	Tenant		Real Estate	Tenant			Acquisition
Property		Land	Under	Improvements	to	Improvements		Under	Improvements		Accumulated	(A) / Construction
Description	Encumbrances (1)	Improvements	Development	(2)	Acquisition	(2)	Land	Development	(2)	Total	Depreciation	(C)
77 Greenwich, NY	$144,219	$—	$16,633	$—	$189,000	$—	$—	$205,633	$—	$205,633	$—	1990 (A)

Brooklyn, New York	52,869	27,939	—	42,177	—	87	27,939	—	42,278	70,217	4,191	2018 (A) / 2017(C)

Paramus, NJ	—	—	1,548	—	5,997	—	—	7,545	—	7,545	—	1980 (A) / 1984(C)

	$197,088	$27,939	$18,181	$42,177	$194,997	$87	$27,939	$213,178	$42,278	$283,395	$4,191
(1)	Encumbrances are net of deferred finance costs of approximately $2.6 million.
(2)	Depreciation on buildings and improvements reflected in the consolidated statements of operations and comprehensive income (loss) is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(a) Reconciliation of Total Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Balance at beginning of period	$295,803	$216,672
Additions	51,715	89,885
Sold real estate	—	(10,754)
Sold condominium to the SCA	(64,123)	—
Balance at end of period	$283,395	$295,803

The aggregate cost of land, real estate under development, building and improvements, before depreciation, for federal income tax purposes at December 31, 2020 and 2019 was $283.4 million (unaudited) and $295.8 million (unaudited), respectively.

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Balance at beginning of period	$2,577	$3,608
Depreciation related to real estate	1,614	1,735
Write-off of depreciation related to sold real estate	—	(2,766)
Balance at end of period	$4,191	$2,577