Form 10-Q
period 2021-06-30
Trinity Place Holdings Inc.
filed 2021-08-11
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

    No ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧    No ◻

As of August 11, 2021, there were 32,468,380 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS

Real estate, net	$299,814	$279,204
Cash and cash equivalents	2,169	6,515
Restricted cash	7,626	9,554
Prepaid expenses and other assets, net	2,934	2,703
Investments in unconsolidated joint ventures	18,318	19,379
Receivables	146	966
Deferred rents receivable	106	90
Right-of-use asset	1,389	1,565
Intangible assets, net	8,802	9,172
Total assets	$341,304	$329,148

LIABILITIES

Loans payable, net	$215,193	$197,330
Corporate credit facility, net	32,351	31,858
Secured line of credit, net	8,950	7,747
Note payable	5,863	5,863
Accounts payable and accrued expenses	17,458	15,896
Lease liability	1,536	1,716
Warrant liability	3,129	830
Total liabilities	284,480	261,240

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,853,443 and 38,345,540 shares issued at June 30, 2021 and December 31, 2020, respectively; 32,455,568 and 32,172,107 shares outstanding at June 30, 2021 and December 31, 2020, respectively	389	383
Additional paid-in capital	136,329	135,978
Treasury stock (6,397,875 and 6,173,433 shares at June 30, 2021 and December 31, 2020, respectively)	(57,166)	(56,791)
Accumulated other comprehensive loss	(1,922)	(2,159)
Accumulated deficit	(20,806)	(9,503)

Total stockholders’ equity	56,824	67,908

Total liabilities and stockholders’ equity	$341,304	$329,148

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$425	$274	$724	$578
Other income	256	128	302	151
Total revenues	681	402	1,026	729

Operating Expenses
Property operating expenses	1,460	1,162	3,114	2,755
Real estate taxes	20	20	40	40
General and administrative	1,235	1,431	2,438	2,765
Pension related costs	162	165	325	330
Transaction related costs	3	89	4	104
Depreciation and amortization	715	785	1,430	1,386

Total operating expenses	3,595	3,652	7,351	7,380

Gain on sale of school condominium	—	24,196	—	24,196

Operating (loss) income	(2,914)	20,946	(6,325)	17,545

Equity in net loss from unconsolidated joint ventures	(264)	(135)	(636)	(1,126)
Unrealized gain (loss) on warrants	67	188	(1,910)	1,388
Interest expense, net	(881)	(254)	(1,482)	(250)
Interest expense - amortization of deferred finance costs	(623)	(108)	(816)	(108)

(Loss) income before taxes	(4,615)	20,637	(11,169)	17,449

Tax expense	(99)	(102)	(134)	(167)

Net (loss) income attributable to common stockholders	$(4,714)	$20,535	$(11,303)	$17,282

Other comprehensive gain:

Unrealized gain on pension liability	118	113	237	225
Comprehensive (loss) income attributable to common stockholders	$(4,596)	$20,648	$(11,066)	$17,507

(Loss) income per share - basic and diluted	$(0.14)	$0.64	$(0.35)	$0.54

Weighted average number of common shares - basic and diluted	32,694	32,303	32,643	32,286

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of March 31, 2021 (unaudited)	38,841	$388	$136,151	(6,398)	$(57,166)	$(16,092)	$(2,040)	$61,241

Net loss attributable to common stockholders	—	—	—	—	—	(4,714)	—	(4,714)
Settlement of stock awards	12	1	—	—	—	—	—	1
Unrealized gain on pension liability	—	—	—	—	—	—	118	118
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of June 30, 2021 (unaudited)	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

FOR THE SIX MONTHS ENDED JUNE 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2020 (audited)	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss available to common stockholders	—	—	—	—	—	(11,303)	—	(11,303)
Settlement of stock awards	508	6	—	(225)	(375)	—	—	(369)
Unrealized gain on pension liability	—	—	—	—	—	—	237	237
Stock-based compensation expense	—	—	351	—	—	—	—	351

Balance as of June 30, 2021 (unaudited)	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED JUNE 30, 2020

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of March 31, 2020 (unaudited)	38,240	$382	$135,095	(6,002)	$(56,513)	$(19,250)	$(3,062)	$56,652

Net income attributable to common stockholders	—	—	—	—	—	20,535	—	20,535
Settlement of stock awards	66	1	—	(26)	(52)	—	—	(51)
Unrealized gain on pension liability	—	—	—	—	—	—	113	113
Stock-based compensation expense	—	—	294	—	—	—	—	294
Stock buy-back	—	—	—	(136)	(213)	—	—	(213)

Balance as of June 30, 2020 (unaudited)	38,306	$383	$135,389	(6,164)	$(56,778)	$1,285	$(2,949)	$77,330

FOR THE SIX MONTHS ENDED JUNE 30, 2020

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2019 (audited)	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Net income attributable to common stockholders	—	—	—	—	—	17,282	—	17,282
Settlement of stock awards	504	5	—	(223)	(700)	—	—	(695)
Unrealized gain on pension liability	—	—	—	—	—	—	225	225
Stock-based compensation expense	—	—	574	—	—	—	—	574
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(210)	(347)	—	—	(347)

Balance as of June 30, 2020 (unaudited)	38,306	$383	$135,389	(6,164)	$(56,778)	$1,285	$(2,949)	$77,330

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to common stockholders	$(11,303)	$17,282
Adjustments to reconcile net loss (income) attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,246	1,494
Stock-based compensation expense	265	398
Gain on sale of school condominium	—	(24,196)
Deferred rents receivable	(16)	(38)
Other non-cash adjustments - pension expense	238	225
Unrealized loss (gain) on warrants	1,910	(1,388)
Equity in net loss from unconsolidated joint ventures	636	1,126
Distribution from unconsolidated joint ventures	425	626
Loan forgiveness	(243)	—
Decrease (increase) in operating assets:
Receivables	820	—
Prepaid expenses and other assets, net	(97)	506
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,559	(2,041)
Pension liabilities	—	(109)
Net cash used in operating activities	(1,560)	(6,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(21,387)	(29,213)
Deferred real estate deposits of condominiums	—	2,627
Investments in unconsolidated joint ventures	—	(10,575)
Net cash used in investing activities	(21,387)	(37,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	74,486	61,478
Proceeds from secured line of credit	1,200	2,000
Payment of finance costs	(2,231)	(279)
Repayment of loan	(56,413)	(15,368)
Settlement of stock awards	(369)	(695)
Stock buy-back	—	(347)
Net cash provided by financing activities	16,673	46,789

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,274)	3,513
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	18,670
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,795	$22,183

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$9,196
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$18,670

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,169	$5,371
RESTRICTED CASH, END OF PERIOD	7,626	16,812
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,795	$22,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$8,564	$7,559
Cash paid during the period for: Taxes	$49	$147

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,321	$6,175
Capitalized amortization of deferred financing costs and warrants	$1,629	$1,478
Capitalized stock-based compensation expense	$85	$176

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2021

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $240.7 million of federal net operating loss carryforwards (“NOLs”) at June 30, 2021, which can be used to reduce our future taxable income and capital gains.

COVID-19 Pandemic, Liquidity and Going Concern

As a result of the COVID-19 pandemic, numerous federal, state, local and foreign governmental authorities issued a range of “stay-at-home orders”, proclamations and directives aimed at minimizing the spread of COVID-19, among other restrictions on businesses and individuals. Additional proclamations and directives have been issued in response to further outbreaks, and may be issued in the future. The outbreak and restrictions have adversely affected our business operations including, among other things, impacting sales activity at our most significant asset, 77 Greenwich, as well as a temporary suspension of construction work which resumed in April 2020, initially on a modified basis, and the temporary closing of the sales center for the 77 Greenwich residential condominium units as well as the temporary suspension of the remediation and restoration work being performed on 237 11th, which resumed in June 2020, and corresponding impact on the re-leasing of apartment units.

The downturn in segments of the economy and volatility in financial markets appear to have been primarily driven by uncertainties associated with the pandemic. As it relates to our business, these uncertainties include, but are not limited to, the adverse effect of the pandemic on the New York City and broader economy, residential and potential residential sentiment in New York City, particularly Manhattan, lending institutions, construction and material supply partners, travel and transportation services, our employees, residents and tenants, and traffic to and within geographic areas containing our real estate assets. The pandemic has adversely affected our near-term, and may adversely affect our long-term, liquidity, cash flows and revenues and has required and may continue to require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, seeking loan extensions and covenant modifications, modifying, eliminating or deferring rent payments in the short term for tenants in an effort to mitigate financial hardships and seeking access to federal, state and/or local financing and other programs.  In addition, we continue to be subject to New York State statutes limiting evictions against certain tenants for non-payment of rent due to COVID-19 related financial hardships.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, distribution, effectiveness and acceptance of vaccines, recurring outbreaks, including a resurgence of COVID-19 cases triggering additional shutdowns due to the emergence of COVID-19 variants for which existing vaccines may not be effective, new information which may emerge concerning the pandemic and any additional preventative and protective actions that governments, lending institutions and other businesses, including us, may direct or institute.  These and other developments have resulted in and are expected to result in an extended period of continued business disruption and reduced operations for us as well as for lending and other businesses and governmental entities with which we do business. The ultimate financial impacts cannot be reasonably estimated at this time but the outbreak, restrictions and future developments are anticipated to continue to have an adverse impact on our business, financial condition and results of operations, which has been and may continue to be material, although in recent months we have seen indications of a recovery in the New York City real estate market and improvements in the financing markets.

The measures taken to date, together with any additional measures and developments including those noted above, impacted and will continue to impact the Company’s business in 2021 and beyond, although the extent of the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19, certain events of default exist under the 77 Greenwich construction facility, mezzanine loan facility and corporate credit facility, with respect to which the lenders have agreed to forbear from the exercise of certain rights and remedies until no later than October 1, 2021, creating substantial doubt about our ability to continue as a going concern.  (See Note 5 – Loans Payable and Secured Line of Credit for a description of the terms of the defaults and forbearance agreements.)  Management’s plan to address these defaults, as well as the upcoming maturity of the 77 Greenwich construction loan facility in January 2022, consists of refinancing the construction facility.  Although there is no assurance that we will be able to refinance the construction facility on terms acceptable to us or at all, and the associated cash needs would likely be material, we have signed a term sheet with a potential lender for an inventory loan for 77 Greenwich, and are in discussions with our mezzanine lender regarding a potential increase to our mezzanine loan which, together with other actions we are pursuing, would result in a complete refinancing of our construction facility.  Further, although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021 and our condominium offering plan has been declared effective.  In addition, we have been approached by several third parties and are currently exploring pursuing a variety of strategic and other transactions, including without limitation new investments in or a recapitalization and/or sale of the Company or its assets, opportunities to merge or reverse merge the Company, capital raises through equity offerings, debt borrowings and/or amendments, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern and there can be no assurance that we will enter into any strategic or other transaction on terms acceptable to us or at all.

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

a.     Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley and 250 North 10th, are included in our consolidated statements of operations and comprehensive (loss) income (see Note 12 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2021, 250 North 10th was determined to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we account for this investment under the equity method.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley and 250 North 10th, under the equity method of accounting (see Note 12 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. We do not believe that the value of our equity investments was impaired at either June 30, 2021 or December 31, 2020.

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

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. 77 Greenwich is a residential condominium development project currently in the development stage and forecasting the expected future cash flows requires management to make significant assumptions and estimates in relation to the remaining costs to complete the project, potential delays or disruptions in construction due to COVID-19 restrictions, and potential sales proceeds to be received upon sale of residential condominium units in light of market disruptions due to the COVID-19 pandemic. We also identified the existence of an impairment evaluation triggering event in relation to our 237 11th Street property as a result of property damage caused by certain construction defects in place prior to acquisition.  Significant judgments and estimates are required by management in determining the asset’s estimated future cash flows, including future revenue and operating expense growth rates, holding period, estimated terminal value, estimated costs to sell, and other market-based assumptions. We considered all the aforementioned indicators of impairment for the six months ended June 30, 2021 and 2020, respectively.  No provision for impairment was recorded during the six months ended June 30, 2021 or 2020, respectively.

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

l.

Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, when reporting revenue, we have elected to combine the lease and non-lease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC Topic 842.  Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the consolidated statements of operations and comprehensive (loss) income as “rental revenues.”  Also, these reimbursements of expenses are recognized within revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, we applied the guidance under ASC 842 in assessing its lease payments: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.  Also, we have elected the ‘package or practical expedients’ approach which allows us not to reassess our previous conclusions about lease identification, lease classification and initial direct costs.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of June 30, 2021 and December 31, 2020, we had determined that no liabilities are required in connection with unrecognized tax positions. As of June 30, 2021, our tax returns for the years ended December 31, 2017 through December 31, 2020 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2016 or 2017 through December 31, 2020, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable comprising 290,074 restricted stock units that have vested but not yet settled and 7,179,000 warrants exercisable at $4.50 per share were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three and six months ended June 30, 2021.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had a balance of $2.6 million and $2.6 million at June 30, 2021 and December 31, 2020, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net in the consolidated balance sheets and had a balance of $3.4 million and $3.9 million at June 30, 2021 and December 31, 2020, respectively. Deferred finance costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Recently Issued Accounting Pronouncements

In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848) which modifies ASC 848, which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. Currently, we do not anticipate the need to modify any existing debt agreements as a result of reference rate reform in the current year. If any modification is executed as a result of reference rate reform, we will elect the optional practical expedient under ASU 2020-04 and 2021-01, which allows entities to account for the modification as if the modification was not substantial. As a result, the implementation of this guidance is not expected to have an effect on our financial position, results of operations or cash flows.

Note 3 – Real Estate, Net

As of June 30, 2021 and December 31, 2020, real estate, net, includes the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)

Real estate under development	$234,595	$213,178
Building and building improvements	41,358	41,358
Tenant improvements	189	189
Furniture and fixtures	734	731
Land and land improvements	27,939	27,939
	304,815	283,395
Less: accumulated depreciation	5,001	4,191
	$299,814	$279,204

Real estate under development as of June 30, 2021 and December 31, 2020 included 77 Greenwich and the Paramus, New Jersey property.  Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property as of June 30, 2021 and December 31, 2020.

Depreciation expense amounted to approximately $405,000 and $403,000 for the three months ended June 30, 2021 and 2020, respectively, and $810,000 and $806,000 for the six months ended June 30, 2021 and 2020, respectively

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through the end of 2021 for the construction supervision fee, with an aggregate of $46.0 million having been paid to us as of June 30, 2021 from the SCA, with approximately $495,000 remaining to be paid. We have also received an aggregate of $49.5 million in reimbursable construction costs from the SCA through June 30, 2021. The payments and reimbursements from the SCA received prior to April 2020 were recorded as deferred real estate deposits on the consolidated balance sheets until sales criteria were satisfied in April 2020.  In April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school.  Upon  conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our deferred construction supervision fee, and our liquidity requirement on the 77 Greenwich Construction Facility decreased from $15.0 million to $10.0 million.  We have also guaranteed certain obligations with respect to the construction of the school.

237 11th

In May 2018, we closed on the acquisition of 237 11th, a recently built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The acquisition was funded through acquisition financing and cash on hand. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings. We have been in discussions with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor about engaging in mediation to potentially settle the case involving those parties.  A mediation process commenced at the end of February 2021.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019.  As of July 31, 2021, the property was approximately 90.7% leased.

As of June 30, 2021 and December 31, 2020, intangible assets, net consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $2.3 million and $1.9 million at June 30, 2021 and December 31, 2020, respectively. Amortization expense amounted to $185,000 for each of the three months ended June 30, 2021 and 2020, respectively, and $370,000 for each of the six months ended June 30, 2021 and 2020, respectively

Note 4 – Prepaid Expenses and Other Assets, Net

As of June 30, 2021 and December 31, 2020, prepaid expenses and other assets, net, include the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)

Prepaid expenses	$459	$454
Deferred finance costs	2,184	1,795
Other	1,502	954
	4,145	3,203
Less: accumulated amortization	1,211	500
	$2,934	$2,703

Note 5 – Loans Payable and Secured Line of Credit

Corporate Credit Facility

In December 2019, we entered into a multiple draw credit agreement aggregating $70.0 million (the “Corporate Credit Facility”), which may be increased by $25.0 million subject to satisfaction of certain conditions and the consent of the lender (the “CCF Lender”).  Draws under the Corporate Credit Facility may be made during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Corporate Credit Facility may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The Corporate Credit Facility had an outstanding balance of $35.75 million at both June 30, 2021 and December 31, 2020, excluding deferred finance fees of $3.4 million and $3.9 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $2.5 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively.

The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at June 30, 2021 and December 31, 2020 was 9.63%.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of June 30, 2021, we had paid $1.85 million of the commitment fee.  The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. The Corporate Credit Facility is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Corporate Credit Facility. Upon final repayment of the Corporate Credit Facility, a multiple on invested capital, or MOIC, amount equal to 130% of the initial Corporate Credit Facility amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts together with the aggregate amount of principal repaid are less than the MOIC amount. The collateral for the Corporate Credit Facility consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

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

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by $7.5 million, and (iii) the MOIC amount was amended to combine the Corporate Credit Facility and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended from $6.50 per share to $4.50 per share (the “Warrant Agreement Amendment”) (see Note 10 – Stockholders Equity – Warrants for further discussion regarding the warrants).

As of June 30, 2021, we were in compliance with all covenants of the Corporate Credit Facility, except for a cross-default due to the Senior Loan Defaults and Mezzanine Loan Defaults described below (the “CCF Defaults”).  Effective June 30, 2021, the Company entered into a Forbearance Agreement (the “CCF Forbearance Agreement”), pursuant to which the CCF Lender has agreed to forbear from exercising its rights and remedies with respect to the CCF Defaults, subject to certain conditions.  The CCF Defaults have not been waived and the CCF Forbearance Agreement will terminate automatically on October 1, 2021 or earlier upon the occurrence of certain other events.

Loans Payable

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan and a $15.4 million mezzanine loan bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020.  In June 2020, the maturity of the mortgage loan was extended to June 2021 and was amended to include a delayed draw facility of $4.25 million.  In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%.  On June 10, 2021, we repaid the mortgage loan’s balance of $56.4 million in full and paid an exit fee of $567,000.

In June 2021, in connection with the refinancing of the 237 11th mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and, together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The 237 11th Loans have an initial term of two years and have three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds have been held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  The initial advance was $48.5 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at closing.

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. As of June 30, 2021, we were in compliance with all covenants of the 237 11th Loans.

In June 2021, we entered into an interest rate cap agreement as required under the New 237 11th Loans. The interest rate cap agreement provided the right to receive cash if the reference interest rate rose above a contractual rate. We paid a premium of approximately $32,500 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $60.0 million. The interest rate cap matures in July 2023.  We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense.

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”).  We draw down proceeds as costs related to the construction of the new mixed-use building are incurred. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. There was an outstanding balance of approximately $151.8 million and $139.0 million on the 77 Greenwich Construction Facility at June 30, 2021 and December 31, 2020, respectively.

The 77 Greenwich Construction Facility has a four-year term ending January 2022 with an extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, which is the subject of a mortgage in favor of the 77 Greenwich Lender, as well as related collateral and a pledge of equity in the borrower. The 77 Greenwich Construction Facility bears interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate at June 30, 2021 and December 31, 2020 was 9.25%, respectively. The 77 Greenwich Construction Facility provides for certain loan proceeds to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich is insufficient to pay the interest payments then due and payable, funds in the interest holdback will be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility may be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Pursuant to the December 2020 amendment to the 77 Greenwich Construction Facility, we are required to achieve substantial completion of the construction work and the improvements for the project on or before November 30, 2021, subject to certain exceptions.

In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements including the Company maintaining liquidity of at least $15.0 million, consisting of unrestricted cash and, for up to 50% of the requirement, qualified lines of credit, and additional customary affirmative and negative covenants for loans of this type and our agreements with the SCA.  The liquidity requirement decreased to $10.0 million upon conveyance of the school condominium to the SCA in April 2020, and was further decreased to $8.0 million upon obtaining the first temporary certificate of occupancy (“TCO”) in March 2021. We also entered into certain completion and other guarantees with the lender and the SCA in connection with the 77 Greenwich Construction Facility.

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended.  Construction recommenced mid-April, initially on a modified basis, as certain work was deemed "essential" construction.  Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  We currently anticipate receiving our TCOs in stages throughout 2021, with TCOs having been received in March 2021 and June 2021, respectively, which covers floors 11-22 and 24, the lobby, mechanical rooms and portions of the cellar.

In December 2020, we entered into an amendment to the 77 Greenwich Construction Facility, pursuant to which, among other things, the sales pace covenants were amended and extended to provide for a reduction in the gross value of condominium sales at 77 Greenwich and to afford more favorable cure rights than previously existed if a required sales threshold is not satisfied.  Additionally, the outside date by which we are required to have substantially completed construction of all improvements to 77 Greenwich was extended to November 30, 2021 and the liquidity requirements will be reduced based on construction progress.  Upon the granting of our first TCO in March 2021 and 16 units under contract, our offering plan was declared effective.  We have submitted our request to create separate tax lots to the department of finance. Once the tax lots are created, we will be able to start closing on sales of units under contract and for which we have a TCO.   Such closings are expected to begin in the fourth quarter of 2021.  In connection with this amendment, we paid down $8.0 million of the 77 Greenwich Construction Facility and funded certain reserves to the lender, a portion of which was funded by a release of certain cash collateral and the balance of which was funded by a mezzanine loan (see below). Under the terms of this amendment, to the extent that any payments are needed to satisfy the minimum multiple fee owed to the mortgage lender upon the repayment of the 77 Greenwich Construction Facility that have not already been paid, such minimum multiple fee will be reduced by 40% if repaid between July 1, 2021 and September 30, 2021. The Company currently expects any such payments to be minimal (if anything).

In December 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provided the right to receive cash if the reference interest rate rose above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The interest rate cap matured in December 2020.  We did not designate this interest rate cap as a hedge and recognized the change in estimated fair value in interest expense.

As of June 30, 2021, we were in compliance with all covenants of the 77 Greenwich Construction Facility, except for the $8.0 million liquidity requirement.  As of July 1, 2021, we were in compliance with all covenants, except for (i) such liquidity requirement, (ii) the required deposit of $2.5 million to an interest reserve, (iii) the achievement of certain construction hurdles, (iv) a sales pace covenant test and (v) delivery of an amendment to our Transit Improvement Agreement with the New York City Transit Authority in connection with the construction of certain improvements to a subway entrance adjacent to 77 Greenwich (collectively, the “Senior Loan Defaults”).  Effective June 30, 2021, the Company entered into a Forbearance Agreement (the “77 Greenwich Forbearance Agreement”), pursuant to which the 77 Greenwich Lender has agreed to forbear from exercising its rights and remedies with respect to the Senior Loan Defaults, subject to certain conditions.  The Senior Loan Defaults have not been waived and the 77 Greenwich Forbearance Agreement will terminate automatically on October 1, 2021 or earlier upon the occurrence of certain other events.

As noted above, in connection with a potential refinancing of the 77 Greenwich Construction Facility, we have signed a term sheet with a potential lender, although there can be no assurance the refinancing will be completed prior to the expiration of the forbearance period, on the terms proposed or at all.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”). The Mezzanine Loan is for an amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan is the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility.  The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, is 9.44% on an annual basis, representing a variance from the prior rate of approximately 19 basis points. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC shall be due on substantially the same terms as provided for in the Corporate Credit Facility. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

As of June 30, 2021, we were in compliance with the covenants of the Mezzanine Loan, except for the occurrence of a liquidity default under the Mezzanine Loan comparable to the liquidity default under the 77 Greenwich Construction Facility, and a cross-default due to the liquidity default under the construction facility.  As of July 1, 2021, we were in compliance with the covenants of the Mezzanine Loan, except for the liquidity-related defaults, other defaults which are substantially comparable to the Senior Loan Defaults, and a cross-default due to the Senior Loan Defaults (collectively, the “Mezzanine Loan Defaults”). Effective June 30, 2021, the Company entered into a Forbearance Agreement (the “Mezzanine Loan Forbearance Agreement”), pursuant to which the lender has agreed to forbear from exercising its rights and remedies with respect to the Mezzanine Loan Defaults, subject to certain conditions. The Mezzanine Loan Defaults have not been waived and the Mezzanine Loan Forbearance Agreement will terminate automatically on October 1, 2021 or earlier upon the occurrence of certain other events.

As noted above, in connection with the potential refinancing of our 77 Greenwich Construction Facility, we are in discussions with our mezzanine lender regarding a potential increase to the Mezzanine Loan, although there can be no assurance such increase will be completed prior to the expiration of the forbearance period, on acceptable terms or at all.

Secured Line of Credit

Our $12.75 million secured line of credit is secured by the Paramus, New Jersey property.  In March 2021, we entered into an amendment to extend the maturity date to March 2022.  The secured line of credit, which prior to the amendment, bore interest at a rate of 200 basis points over the 30-day LIBOR, now bears interest at the prime rate, currently 3.25%.  The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $8.95 million and $7.75 million at June 30, 2021 and December 31, 2020, respectively, and an effective interest rate of 3.25% and 2.14% as of June 30, 2021 and December 31, 2020, respectively.

250 North 10th Note

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at June 30, 2021 and December 31, 2020, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.

Interest

Consolidated interest expense, net includes the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Interest expense	$5,282	$4,166	$10,270	$8,137
Interest capitalized	(4,400)	(3,912)	(8,787)	(7,883)
Interest income	(1)	—	(1)	(4)
Interest expense, net	$881	$254	$1,482	$250

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

Note 7 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At June 30, 2021 and December 31, 2020, we had recorded an overfunded pension balance of $343,000, respectively, which is included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets.  If we decided to terminate the plan under a standard termination, we would be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.3 million to the Syms sponsored plan from September 17, 2012 through June 30, 2021. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during the year ended December 31, 2020.

Note 8 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $110,000 and $219,000 for the three and six months ended June 30, 2021 and 2020, respectively. The lease for our sales center for 77 Greenwich located at 17 State Street, New York, New York expired on May 31, 2021. Rent expense paid for this operating lease was approximately $43,000 and $108,000 for the two and five months ended May 31, 2021. For the three and six months ended June 30, 2020, the rent expense paid for this operating lease was approximately $92,000 and $183,000 respectively. The remaining lease obligation, excluding any extension options, for our corporate office is approximately $1.8 million through 2025.
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

Note 9 – Income Taxes

As of June 30, 2021, we had federal NOLs of approximately $240.7 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward. Since 2009 through June 30, 2021, we have utilized approximately $23.9 million of our federal NOLs.  As of June 30, 2021, we also had state NOLs of approximately $136.0 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $23.6 million and $18.0 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $64.6 million as of June 30, 2021. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

On March 27, 2020, the "Coronavirus Aid, Relief, and Economic Security (CARES) Act" was signed into law.  The CARES Act, suspended the limitations under the TCJA on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years. The CARES Act also accelerated the ability of corporations to recover AMT credits, permitting a full refund for tax years 2018 and 2019. Additionally, the CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The CARES Act did not have a material impact on our financial position, results of operations or cash flows for the six months ended June 30, 2021 and the year ended December 31, 2020.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of June 30, 2021 and December 31, 2020, there were 38,853,443 shares and 38,345,540 shares of common stock issued, respectively, and 32,455,568 shares and 32,172,107 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

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

The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants were valued at approximately $3.1 million and $830,000 at June 30, 2021 and December 31, 2020, respectively.  The $2.3 million change in fair value of the Warrants was recorded as an unrealized loss on warrants in the consolidated statement of operations and comprehensive (loss) income during the six months ended June 30, 2021.

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

We did not purchase any shares of our common stock during the six months ended June 30, 2021.  During the year ended December 31, 2020, we purchased 200,803 shares of our common stock at an average price of $1.67 per share, for a total of 250,197 shares of our common stock purchased at an average price of $1.93 per share since the inception of the stock repurchase program. As of June 30, 2021, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.

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

Note 11 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares and in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares.  Our SIP activity as of June 30, 2021 and December 31, 2020 was as follows:

	Six Months Ended		Year Ended
	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	548,370	-	1,017,535	-
Additional shares approved by stockholders	1,500,000	-	-	-
Granted to employees	(310,000)	$1.25	(295,500)	$3.01
Granted to non-employee directors	(34,562)	$1.25	(59,660)	$1.65
Deferred under non-employee director's deferral program	(60,886)	$1.25	(114,005)	$1.76
Balance available, end of period	1,642,922	-	548,370	-

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the six months ended June 30, 2021, we granted 310,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $64,000 and $128,000 in compensation expense related to these shares was amortized during the three and six months ended June 30, 2021, respectively, of which approximately $20,000 and $41,000 was capitalized into real estate under development.

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income during the three months ended June 30, 2021 and 2020 totaled $106,000 and $177,000, respectively, which is net of $45,000 and $91,000 capitalized as part of real estate under development, respectively. Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income during the six months ended June 30, 2021 and 2020 totaled $211,000 and $354,000, respectively, which is net of $91,000 and $181,000 capitalized as part of real estate under development, respectively.

Our RSU activity was as follows:

	Six Months Ended		Year Ended
	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	469,000	$3.43	453,334	$5.00
Granted RSUs	310,000	$1.25	295,500	$3.01
Vested	(207,917)	$3.59	(279,834)	$5.46
Non-vested at end of period	571,083	$2.19	469,000	$3.43

As of June 30, 2021, there was approximately $510,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2023.

During the six months ended June 30, 2021, we issued 473,343 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 224,442 shares to provide for the employees’ withholding tax liabilities.

During the six months ended June 30, 2021, we issued 34,562 shares of immediately vested common stock to board members as part of their annual compensation.

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

As of June 30, 2021, a total of 238,045 stock units have been deferred under the Deferral Program.

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

We own a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. The Partner Loan bears interest at 7.0% which is payable to the extent of available cash flow and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

As of June 30, 2021, we have one unconsolidated VIE, namely 250 North 10th. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of this entity does not give us power over decisions that significantly affect this entity’s economic performance. We account for our investment in this entity under the equity method (see Note 2 – Summary of Significant Accounting Policies – Basis of Presentation – Principles of Consolidation). As of June 30, 2021, the net carrying amount of our investment in this entity was $5.1 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

As we do not control these joint ventures, we account for them under the equity method of accounting.  During the six months ended June 30, 2021, we recognized our share of the fair value liability associated with an interest rate swap entered into on February 28, 2020 of approximately $369,000.  The combined balance sheets for our unconsolidated joint ventures at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS

Real estate, net	$165,806	$167,749
Cash and cash equivalents	1,542	1,344
Restricted cash	851	766
Tenant and other receivables, net	187	254
Prepaid expenses and other assets, net	266	204
Intangible assets, net	22,692	24,006
Total assets	$191,344	$194,323

LIABILITIES

Mortgages payable, net	$113,374	$114,218
Accounts payable and accrued expenses	1,733	1,705
Total liabilities	115,107	115,923

MEMBERS’ EQUITY

Members’ equity	90,131	92,070
Accumulated deficit	(13,894)	(11,943)
Accumulated other comprehensive loss	—	(1,727)
Total members’ equity	76,237	78,400

Total liabilities and members’ equity	$191,344	$194,323

Our investments in unconsolidated joint ventures	$18,318	$19,379

The statements of operations for our unconsolidated joint ventures for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$3,185	$3,407	$6,164	$6,405

Total revenues	3,185	3,407	6,164	6,405

Operating Expenses
Property operating expenses	931	799	1,996	1,505
Real estate taxes	25	24	50	35
General and administrative	3	3	5	5
Amortization	583	1,475	1,314	2,726
Depreciation	988	987	1,972	1,863

Total operating expenses	2,530	3,288	5,337	6,134

Operating income	655	119	827	271

Interest expense, net	(957)	(940)	(1,896)	(1,894)
Interest expense -amortization of deferred finance costs	(73)	(74)	(145)	(1,740)
Interest expense -change in fair market value of interest rate swap	(341)	—	(737)	—

Net loss	$(716)	$(895)	$(1,951)	$(3,363)

Our equity in net loss from unconsolidated joint ventures	$(264)	$(135)	$(636)	$(1,126)

Note 13 – Subsequent Events

We have performed subsequent event procedures through the date the consolidated financial statements were available to be issued, and there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc. which we refer to in this report as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich was previously a vacant building that we demolished.  It is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn (“The Berkley”) and a 10% interest in a recently built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition we own a property occupied by retail tenants in Paramus, New Jersey. See Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $240.7 million of federal net operating loss carry forwards (“NOLs”) at June 30, 2021, which can be used to reduce our future taxable income and capital gains.

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

Impact of COVID-19

The impact of the recent outbreak of COVID-19 on our results and operations has been and will continue to be significant. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets from the COVID-19 pandemic and new information that emerges with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on sales of residential condominium units at our most significant asset, 77 Greenwich, which has been material, and the impact on the timing for construction of 77 Greenwich; the impact on the timing of the 237 11th litigation due to backlog in the New York City court system and the slowdown in judicial proceedings, and the receipt of any payments we may receive in connection with the litigation; our ability to obtain maturity extensions, forbearances and/or covenant modifications on acceptable terms; increased operating costs related to cleaning and disinfecting our properties; the effect of the pandemic on the Company’s tenants and their ability to make rental payments; and the effect of the eviction moratorium (in effect from March 2020 through August 31, 2021, subject to further extension) imposed by New York State, the impact of decisions of the NYC Rent Guidelines Board on our ability to raise rents, our ability to raise capital in the form of equity, debt, asset sales or otherwise on acceptable terms or at all and our ability to enter into strategic or other transactions. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations and stock price, which has been and is anticipated to continue to be material, although in recent months we have seen indications of a recovery in the New York City real estate market and improvements in the financing markets, including our ability to successfully refinance our 237 11th mortgage loan in June 2021 and our signing of a term sheet in July with a lender in connection with the potential refinancing of the 77 Greenwich Construction Facility (as defined below) maturing in January 2022.  See Note 1 – Business to our consolidated financial statements and Part II. Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q for further information.

Vacancy rates for multi-family properties across all boroughs of New York City have increased since the start of the COVID-19 pandemic, with the largest increases in Manhattan. The work from home phenomenon resulted in significant number of people moving out of urban areas to suburban areas. This has driven a drop in rental rates and an increase in concessions resulting in lower net effective rents primarily on new leases. In recent months, with the implementation of COVID-19 vaccination programs and companies encouraging employees to return to the office, more potential tenants are moving back into New York City, which we anticipate should result in a reduction in concessions over time. New York State imposed a moratorium on tenant evictions in March 2020 that will be in place until August 31, 2021, unless extended further. Rent collections at our properties have been strong and in line with pre-pandemic collection rates.  Notwithstanding these broader market trends, although multi-family property sales transaction volumes decreased in 2020, signs of distress, including discounted sales prices and debt workouts, in the New York City investment market have been almost non-existent over the past year.

Properties

Below is certain information regarding our real estate properties as of June 30, 2021:

		Building Size
		(estimated		Leased at
		rentable	Number of	June 30,
Property Location	Type of Property	square feet)	Units	2021
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	—	—	N/A

Paramus, New Jersey (2)	Property under development	77,000	—	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	84.8%

Total		157,000	105

Joint Ventures

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	100.0%

250 North 10th Street, Brooklyn, New York - 10% (5)	Multi-family	158,000	234	97.9%

Total		223,000	329

Grand Total		380,000	434
(1)	77 Greenwich. We are currently nearing completion of the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. As of June 30, 2021, tile and stone was installed up to the 34th floor, wood flooring was installed up to the 34th floor, kitchen cabinets were installed through the 32nd floor, and appliances were installed through the 30th floor. We have also completed the build-out and furnishing of the model units and moved the sales gallery to the building. The attorney general’s office approved our condominium offering plan in April 2019. Marketing of residential units for sale commenced during the spring 2019 and the Company has commenced entering into sales agreements with purchasers of the residential condominium units. Although sales activity has recently begun to increase from 2020 levels, through December 31, 2020 sales activity was limited due to being adversely impacted by the pandemic and the local New York City economy. In December 2017, we closed on a $189.5 million construction facility, which was paid down by $8.0 million in December 2020. We draw down proceeds under the construction facility as costs related to the construction are incurred, with an aggregate of $151.8 million having been drawn as of June 30, 2021.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately

$5.0 million payable to us. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through the end of 2021 for the construction supervision fee, with an aggregate of $46.0 million having been paid to us as of June 30, 2021 from the SCA, with approximately $495,000 remaining to be paid. We have also received an aggregate of $49.5 million in reimbursable construction costs from the SCA through June 30, 2021.  The SCA closed on the purchase of the school condominium unit with us in April 2020, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school. Upon conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our deferred construction supervision fee, and our liquidity requirement on the 77 Greenwich Construction Facility decreased from $15.0 million to $10.0 million.  This liquidity requirement was reduced to $8.0 million in March 2021 upon the receipt of our first temporary certificate of occupancy (“TCO”).   There currently exist events of default under the 77 Greenwich Construction Facility and associated Mezzanine Loan.  See Note 5 – Loans Payable and Secured Line of Credit for a discussion regarding the defaults and the terms of the forbearance agreements.  The pace of completion of the buildout by the SCA has been impacted by COVID-19 and its scheduled timeline is currently anticipated to be during the fall of 2022.

Prior to the COVID-19 related shutdown of all non-essential construction by New York State in early April 2020, the residential condominium units were scheduled to be completed by the end of 2020.  Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units. In December 2020, we amended certain provisions of the 77 Greenwich Construction Facility to provide more flexibility under the sales pace covenant and other financial covenants (see Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information).  We currently anticipate receiving our TCOs in stages throughout 2021, with TCOs having been received in March 2021 and June 2021, respectively, which covers floors 11-22 and 24, the lobby, mechanical rooms and portions of the cellar.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) pursuant to a license agreement that began on June 1, 2016, which is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2023. The outparcel building is leased to a long-term tenant whose lease expires on March 31, 2022. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. During the three and six months ended June 30, 2021, we collected 100% of rent due.

We are currently exploring options with respect to the Paramus property, including development or sale, among others.

(3)	237 11th Street. In May 2018, we closed on the acquisition of a recently built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, more than half of which is leased to Starbucks Inc. (NQGS:SBUX) and an oral surgeon. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year Section 421-a real estate tax exemption.

Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have been in discussions with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor about engaging in mediation to potentially settle the case involving those parties.  A mediation process commenced at the end of February 2021.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019. Remediation and restoration work was delayed for two months in 2020 due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property.  Future delays would have a similar impact. As of June 30, 2021, remediation work is complete, other than a few specific units.  We have seen a significant increase in traffic to view these units when they have become available and have already leased many of the remediated units.  During the three and six months ended June 30, 2021, we collected 100% of rent due.  As of July 31, 2021, the property was approximately 90.7% leased.

(4)	223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a recently built 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year Section 421-a real estate tax exemption. During the three and six months ended June 30, 2021, The Berkley collected 100% of rent due. As of July 31, 2021, the property was 100% leased.
(5)	250 North 10th Street. Through a joint venture, we own a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. The property is four blocks from the Bedford Avenue L subway station and a short walk from the Metropolitan Avenue G subway station as well as the J, M, and Z trains at Marcy Avenue. It is located one block from The Berkley. Apartments feature top-of-the-line unit finishes including GE stainless steel appliances, caesarstone countertops, in-unit washers and dryers, individually zoned climate controls, floor to ceiling windows and oak hardwood floors. In addition, the property offers a full amenity package including a concierge, a resident’s lounge with roof deck, a fitness center, a café lounge and an expansive terrace, tenant storage, parking, and sweeping views of the neighborhood and Manhattan. The property has approximately eight years remaining on its 15-year Section 421-a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the Section 421-a real estate tax exemption. During the three and six months ended June 30, 2021, 250 North 10th Street collected approximately 96% and 94% of rent due, respectively. As of July 31, 2021, the property was approximately 99% leased.

Lease Expirations

As of June 30, 2021, we have one retail lease at our Paramus property with 4,000 square feet of leased space with annualized rent of $140,000 per year that expires in 2022, a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027 and a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $92,675 per year that expires in 2036. All our other leases are residential leases which expire within twelve or twenty-four months of the commencement date.

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and six months ended June 30, 2021 and 2020 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2020 Annual Report.

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Rental revenues in total increased by approximately $151,000 to $425,000 for three months ended June 30, 2021 from $274,000 for the three months ended June 30, 2020. This consisted of an increase in rent revenues by approximately $181,000 to $411,000 for the three months ended June 30, 2021 from $230,000 for the three months ended June 30, 2020, offset by a decrease in tenant reimbursements by approximately $30,000 to $14,000 for the three months ended June 30, 2021 from $44,000 for the three months ended June 30, 2020. The increase in total revenues and its related components was due to higher occupancy, higher face rents and less rent concessions at 237 11th during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the increased tenancy from the progress made in remediating the certain construction related defects.

Other income increased by approximately $128,000 to $256,000 for the three months ended June 30, 2021 from $128,000 for the three months ended June 30, 2020 which consisted mainly of the forgiveness of our Paycheck Protection Program Loan (the “PPP Loan)” of $243,000 during the three months ending June 30, 2021, as well as the SCA construction supervision fees we recognized during the three months ended June 30, 2021 in accordance with the revenue recognition policies effective after the closing on the sale of the school condominium to the SCA in April 2020.

Property operating expenses increased by approximately $298,000 to $1.5 million for the three months ended June 30, 2021 from $1.2 million for the three months ended June 30, 2020. The increase was principally due to expenses associated with 237 11th, including approximately $134,000 in increased costs incurred during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 to repair the construction related defects, $138,000 in leasing commissions incurred as more apartment units are being leased as they are fully remediated and $26,000 in other operating expenses. Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th.

Real estate tax expense for the three months ended June 30, 2021 remained consistent with the three months ended June 30, 2020 at $20,000.

General and administrative expenses decreased by approximately $196,000 to $1.2 million for the three months ended June 30, 2021 from $1.4 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, approximately $105,000 related to stock-based compensation, $672,000 related to payroll and payroll related expenses, $281,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $177,000 related to legal, accounting and other professional fees.  For the three months ended June 30, 2020, approximately $177,000 related to stock-based compensation, $692,000 related to payroll and payroll related expenses, $254,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $308,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $3,000 to $162,000 for the three months ended June 30, 2021 from $165,000 for the three months ended June 30, 2020. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plan to our consolidated financial statements for further information).

Transaction related costs decreased by approximately $86,000 to $3,000 for the three months ended June 30, 2021 from $89,000 for the three months ended June 30, 2020. These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization decreased by approximately $70,000 to $715,000 for the three months ended June 30, 2021 from $785,000 for the three months ended June 30, 2020. For the three months ended June 30, 2021, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $405,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $310,000. For the three months ended June 30, 2020, depreciation and amortization expense consisted of depreciation for 237 11th property of approximately $389,000 and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $396,000. The decrease in depreciation and amortization expense for the three months ended June 30, 2021 compared to June 30, 2020 was primarily due to amortization of warrants.

Gain on sale of condominium of $24.2 million for the three months ended June 30, 2020 consists of the sale of the school condominium to the SCA of $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee. This gain was recorded upon the closing on the sale of the school condominium to the SCA in April 2020.

Equity in net loss from unconsolidated joint ventures increased by approximately $129,000 to $264,000 for the three months ended June 30, 2021 from $135,000 for the three months ended June 30, 2020. Equity in net loss from unconsolidated joint ventures represents our 50% share in The Berkley and our 10% share in 250 North 10th. For the three months ended June 30, 2021, our share of the loss is primarily comprised of operating income before depreciation of $456,000 offset by depreciation and amortization of $362,000, interest expense of $187,000 and the change in the fair market value of the interest rate swap of $171,000. For the three months ended June 30, 2020, our share of the loss is primarily comprised of operating income before depreciation of $498,000 offset by depreciation and amortization of $451,000 and interest expense of $182,000.

Unrealized gain on warrants decreased by approximately $121,000 to $67,000 for the three months ended June 30, 2021 from $188,000 for the three months ended June 30, 2020. This represents the change in the fair market valuation of the warrants.

Interest expense, net increased by approximately $627,000 to $881,000 for the three months ended June 30, 2021 from $254,000 net for the three months ended June 30, 2020. For the three months ended June 30, 2021, there was approximately $5.3 million of gross interest expense incurred, $4.4 million of which was capitalized, and $1,000 of interest income. For the three months ended June 30, 2020, there was approximately $4.2 million of gross interest expense incurred, $3.9 million of which was capitalized, and no interest income. The increase in gross interest expense is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, as well as new borrowings under the Corporate Credit Facility, Mezzanine Loan and secured line of credit as described in more detail in the Liquidity and Capital Resources section below.

Interest expense - amortization of deferred finance costs increased approximately $515,000 to $623,000 for the three months ended June 30, 2021 from $108,000 for the three months ended June 30, 2020. The increase was principally due to deferred finance costs of $567,000 that were expensed in June 2021 due to the refinancing of the 237 11th Loan,  as well as the  of amortization of finance costs for our loans and secured line of credit that were not capitalized as part of real estate under development.

We recorded $99,000 in tax expense for the three months ended June 30, 2021 compared to $102,000 in tax expense for the three months ended June 30, 2020.

Net loss attributable to common stockholders increased by approximately $25.2 million to $4.7 million for the three months ended June 30, 2021 from income of $20.5 million for the three months ended June 30, 2020 as a result of the changes discussed above, principally the sale of the school condominium to the SCA in April 2020.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Rental revenues in total increased by approximately $146,000 to $724,000 for the six months ended June 30, 2021 from $578,000 for the six months ended June 30, 2020. This consisted of an increase in rent revenues by approximately $168,000 to $696,000 for the six months ended June 30, 2021 from $528,000 for the six months ended June 30, 2020, offset by a decrease in tenant reimbursements by approximately $22,000 to $28,000 for the six months ended June 30, 2021 from $50,000 for the six months ended June 30, 2020. The increase in total revenues and its related components was due to higher occupancy, higher face rents and less rent concessions at 237 11th during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the increased tenancy from the progress made in remediating the construction related defects.

Other income increased by approximately $151,000 to $302,000 during the six months ended June 30, 2021 from $151,000 for the six months ended June 30, 2020 which consisted mainly of the forgiveness of our PPP Loan of $243,000 during the six months ending June 30, 2021, as well as the SCA construction supervision fees we recognized during the six months ended June 30, 2021 in accordance with the revenue recognition policies effective after the closing on the sale of the school condominium to the SCA in April 2020.

Property operating expenses increased by approximately $359,000 to $3.1 million for the six months ended June 30, 2021 from $2.8 million for the six months ended June 30, 2020. The increase was principally due to expenses associated with 237 11th, including approximately $261,000 in increased costs incurred during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 to repair the construction related defects, $150,000 more in leasing commissions incurred as more apartment units are being leased as they are fully remediated partially offset by $52,000 less in other operating expenses. Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th.

Real estate tax expense for the six months ended June 30, 2021 remained consistent with the six months ended June 30, 2020 at $40,000.

General and administrative expenses decreased by approximately $327,000 to $2.4 million for the six months ended June 30, 2021 from $2.8 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, approximately $211,000 related to stock-based compensation, $1.4 million related to payroll and payroll related expenses, $534,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $323,000 related to legal, accounting and other professional fees.  For the six months ended June 30, 2020, approximately $354,000 related to stock-based compensation, $1.4 million related to payroll and payroll related expenses, $496,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $500,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $5,000 to $325,000 for the six months ended June 30, 2021 from $330,000 for the six months ended June 30, 2020. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plan to our consolidated financial statements for further information).

Transaction related costs decreased by approximately $100,000 to $4,000 for the six months ended June 30, 2021 from $104,000 for the six months ended June 30, 2020. These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense for the six months ended June 30, 2021 remained consistent with the six months ended June 30, 2020 at $1.4 million. For the six months ended June 30, 2021, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $810,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $620,000. For the six months ended June 30, 2020, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $771,000 and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $615,000. The slight increase in depreciation and amortization expense for the six months ended June 30, 2021 compared to June 30, 2020 was primarily due to amortization of warrants.

Gain on sale of condominium of $24.2 million for the six months ended June 30, 2020 consists of the sale of the school condominium to the SCA of $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee. This gain was recorded upon the closing on the sale of the school condominium to the SCA in April 2020.

Equity in net loss from unconsolidated joint ventures decreased by approximately $490,000 to $636,000 for the six months ended June 30, 2021 from $1.1 million for the six months ended June 30, 2020.   Equity in net loss from unconsolidated joint ventures represents our 50% share in The Berkley and our 10% share in 250 North 10th. For the six months ended

June 30, 2021, our share of the loss is primarily comprised of operating income before depreciation of $840,000 offset by depreciation and amortization of $736,000, interest expense of $371,000 and the change in the fair market value of the interest rate swap of $369,000. For the six months ended June 30, 2020, our share of the loss is primarily comprised of operating income before depreciation of $964,000 offset by depreciation and amortization of $1.7 million (approximately $800,000 of which was our portion of the write-off of deferred finance costs in connection with the refinancing of the Berkley Loan during the six months ended June 30, 2020) and interest expense of $423,000.

Unrealized loss on warrants increased by approximately $3.3 million to a $1.9 million loss for the six months ended June 30, 2021 from a gain of $1.4 million for the six months ended June 30, 2020. This represents the change in the fair market valuation of the warrants.

Interest expense, net increased by approximately $1.2 million to $1.5 million for the six months ended June 30, 2021 from $250,000 for the six months ended June 30, 2020. For the six months ended June 30, 2021, there was approximately $10.3 million of gross interest expense incurred, $8.8 million of which was capitalized, and $1,000 of interest income. For the six months ended June 30, 2020, there was approximately $8.1 million of gross interest expense incurred, $7.9 million of which was capitalized, and $4,000 of interest income. The increase in gross interest expense is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, as well as new borrowings under the Corporate Credit Facility, Mezzanine Loan and secured line of credit as described in more detail in the Liquidity and Capital Resources section below.

Interest expense - amortization of deferred costs increased approximately $708,000 to $816,000 for the six months ended June 30, 2021 from $108,000 for the six months ended June 30, 2020. The increase was principally due to deferred finance costs of $567,000 that were expensed in June 2021 due to the refinancing of the 237 11th Loan,  as well as the amortization of finance costs for our loans and secured line of credit that were not capitalized as part of real estate under development.

We recorded $134,000 in tax expense for the six months ended June 30, 2021 compared to $167,000 in tax in expense for the six months ended June 30, 202

Net loss attributable to common stockholders increased by approximately $28.6 million to $11.3 million for the six months ended June 30, 2021 from income of $17.3 million for the six months ended June 30, 2020 as a result of the changes discussed above, principally due to the sale of the school condominium to the SCA in April 2020 and an increase in unrealized loss on warrants of $3.3 million.

Liquidity and Capital Resources

COVID-19 Pandemic, Liquidity and Going Concern

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2021, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Quarter Report on Form 10-Q.  Given the impacts of COVID-19, certain events of default exist under the 77 Greenwich Construction Facility, Mezzanine Loan and Corporate Credit Facility, with respect to which the lenders have agreed to forbear from the exercise of certain rights and remedies until no later than October 1, 2021, creating substantial doubt about our ability to continue as a going concern.  (See Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for a discussion regarding the defaults and the terms of the forbearance agreements.)  Management’s plan to address these defaults, as well as the upcoming maturity of the 77 Greenwich Construction Facility in January 2022, consists of refinancing the construction facility.  Although there is no assurance that we will be able to refinance the construction facility on terms acceptable to us or at all, and the associated cash needs would likely be material, we have signed a term sheet with a potential lender for an inventory loan for 77 Greenwich, and are in discussions with our mezzanine lender regarding a potential increase to our Mezzanine Loan which, together with other actions we are pursuing, would result in a complete refinancing of our construction facility.  Further, although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021 and our condominium offering plan has been declared effective.  In addition, although there are no assurances that any transactions will be completed on acceptable terms or at all, we have been approached by several third parties and are currently exploring pursuing a variety of strategic and other transactions, including without limitation new investments in or a recapitalization and/or sale of the Company or its assets, opportunities to merge or reverse merge the Company, capital raises through equity offerings, debt borrowings and/or amendments, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.

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

As of June 30, 2021, we had total cash and restricted cash of $9.8 million, of which approximately $2.2 million was cash and cash equivalents and approximately $7.6 million was restricted cash. As of December 31, 2020, we had total cash and restricted cash of $16.1 million, of which approximately $6.5 million was cash and cash equivalents and approximately $9.6 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on condominium sales at 77 Greenwich and tenant related security deposits. In addition, cash and cash equivalents includes cash which, together with availability under our line of credit, is required to be maintained to meet certain liquidity requirements under the 77 Greenwich Construction Facility, described below. This liquidity requirement, inclusive of cash and line of credit availability, decreased to $10.0 million when we closed on the conveyance of the school condominium to the SCA in April 2020, decreased to $8.0 million upon obtaining the first TCO in March 2021, and decreases further upon the achievement of certain construction related milestones at 77 Greenwich.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, which may be increased by $25.0 million subject to satisfaction of certain conditions and the consent of the CCF Lender. Draws under the Corporate Credit Facility may be made during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The proceeds of the Corporate Credit Facility may be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the Closing Date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of June 30, 2021, we had paid $1.85 million of the commitment fee. The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. At June 30, 2021, the Corporate Credit Facility had an outstanding balance of $35.75 million, excluding deferred finance fees of $3.4 million, and an effective interest rate of 9.63%. Accrued interest totaled approximately $2.5 million at June 30, 2021.  (See Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion).

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the Corporate Credit Facility if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to December 22, 2022, was amended to combine the Corporate Credit Facility and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.

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

As of June 30, 2021, we were in compliance with all covenants of the Corporate Credit Facility, except for the CCF Defaults, which, together with the related CCF Forbearance Agreement, are described in Note 5 – Loans Payable and Secured Line of Credit.

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan with Canadian Imperial Bank of Commerce and a $15.4 million mezzanine loan with RCG LV Debt VI REIT, LLC bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020. In June 2020, the maturity of the 237 11th mortgage loan was extended to June 2021 and the 237 11th Loan was amended to include a delayed draw facility of $4.25 million. In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%.  On June 10, 2021, we repaid the 237 11th mortgage loan’s balance of $56.4 million in full and paid an exit fee of $567,000.

In June 2021, in connection with the refinancing of the 237 11th mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The 237 11th Loans have an initial term of two years and has three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds have been held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  The initial advance was $48.5 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at closing.

From time to time, properties that we own, acquire or develop may experience defects, including concealed defects, or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.   The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have been in discussions with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor about engaging in mediation to potentially settle the case involving those parties. A mediation process commenced at the end of February 2021.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019. Remediation and restoration work was delayed for two months in 2020 due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property.  Future delays would have a similar impact.  As of June 30, 2021, remediation work is complete, other than a few specific units.  We have seen a significant increase in traffic to view these units when they have become available and have already leased many of the remediated units.   During the three and six months ended June 30, 2021, we collected 100% of rent due.  As of July 31, 2021, the property was approximately 90.7% leased.

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”) with Massachusetts Mutual Life Insurance Company as lender and administrative agent (the “77 Greenwich Lender”). We draw down proceeds as costs related to the construction of the new mixed-use building are incurred. The balance of the 77 Greenwich Construction Facility was approximately $151.8 million at June 30, 2021. The 77 Greenwich Construction Facility has a four-year term ending January 2022 with an extension option for an additional year under certain circumstances. The collateral for the 77 Greenwich Construction Facility is the borrower’s fee interest in 77 Greenwich, as well as related collateral and a pledge of equity in the borrower. The 77 Greenwich Construction Facility bears interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25% (see Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion). The effective interest rate at June 30, 2021 and December 31, 2020 was 9.25%, respectively. In connection with the 77 Greenwich Construction Facility, we executed certain guaranties and environmental indemnities, including a recourse guaranty under which we are required to satisfy certain net worth and liquidity requirements.

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  We currently anticipate receiving our TCOs in stages throughout 2021, with TCOs having been received in March 2021 and June 2021, respectively, which covers floors 11-22 and 24, the lobby, mechanical rooms and portions of the cellar.

In December 2020, we entered into an amendment to the 77 Greenwich Construction Facility, pursuant to which, among other things, the sales pace covenants were amended and extended to provide for a reduction in the gross value of condominium sales at 77 Greenwich and to afford more favorable cure rights than previously existed if a required sales threshold is not satisfied. Additionally, the outside date by which we are required to have substantially completed construction of all improvements to 77 Greenwich was extended to November 30, 2021 and the liquidity requirements will be reduced based on construction progress.  Upon the granting of our first TCO in March 2021 and 16 units under contract, our condominium offering plan was declared effective. With this accomplishment, we anticipate pricing will start to move higher. We have submitted our request to create separate tax lots to the department of finance. Once the tax lots are created, we will be able to start closing on sales of units under contract and for which we have a TCO.   Such closings are expected to begin in the fourth quarter of 2021.  In connection with this amendment, we paid down $8.0 million of the 77 Greenwich Construction Facility and funded certain reserves to the 77 Greenwich Lender, a portion of which was funded by a release of certain cash collateral and the balance of which was funded by a mezzanine loan in accordance with the Mezzanine Loan Agreement defined below. Under the terms of this amendment, to the extent that any payments are needed to satisfy the minimum multiple fee owed to the 77 Greenwich Lender upon the repayment of the 77 Greenwich Construction Facility that have not already been paid, such minimum multiple fee will be reduced by 40% if repaid between July 1, 2021 and September 30, 2021. The Company currently expects any such payments to be minimal (if anything).

As of June 30, 2021 and July 1, 2021, we were in compliance with all covenants of the 77 Greenwich Construction Facility, except for the Senior Loan Defaults, which, together with the related 77 Greenwich Forbearance Agreement, are described in Note 5 – Loans Payable and Secured Line of Credit. Also, as noted above, in connection with a potential refinancing of the 77 Greenwich Construction Facility, we have signed a term sheet with a potential lender, although there can be no assurance the refinancing will be completed prior to the expiration of the forbearance period, on the terms proposed or at all.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan is for an amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan is the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility. The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, is 9.44% on an annual basis, representing a variance from the prior rate of approximately 19 basis points. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Accrued interest totaled approximately $575,000 at June 30, 2021 (see Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion). Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the Corporate Credit Facility. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

As of June 30, 2021 and July 1, 2021, we were in compliance with the covenants of the Mezzanine Loan, except for the Mezzanine Loan Defaults, which, together with the related Mezzanine Loan Forbearance Agreement, are described in Note 5 – Loans Payable and Secured Line of Credit. Also, as noted above, in connection with the potential refinancing of our 77 Greenwich Construction Facility, we are in discussions with our mezzanine lender regarding a potential increase to the Mezzanine Loan, although there can be no assurance such increase will be completed prior to the expiration of the forbearance period, on acceptable terms or at all.

Secured Line of Credit

Our $12.75 million secured line of credit with Sterling National Bank is secured by the Paramus, New Jersey property.  In March 2021, we entered into an amendment to extend the maturity date to March 2022. The secured line of credit, which prior to the amendment, bore interest at 200 basis points over the 30-day LIBOR, now bears interest at the prime rate, currently 3.25%.  The secured line of credit is pre-payable at any time without penalty. As of June 30, 2021, the secured line of credit had an outstanding balance of $8.95 million and an effective interest rate of 3.25%.

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

Cash Flows

Cash Flows for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Net cash used in operating activities decreased by approximately $4.5 million to $1.6 million for the six months ended June 30, 2021 from $6.1 million for the six months ended June 30, 2020. This decrease was mainly due to an increase in accounts payable and accrued expenses of $5.6 million over the same period last year, partially offset by a decrease in prepaid expenses and other assets, net of $603,000 over the same period last year.

Net cash used in investing activities decreased by approximately $15.8 million to $21.4 million for the six months ended June 30, 2021 from $37.2 million for the six months ended June 30, 2020. The decrease in cash used in investing activities was primarily due to our investment in our joint venture for The Berkley in connection with the pay-down of $5.4 million in debt and our $5.2 million investment in 250 North 10th JV during the six months ended June 30, 2020 as well as $7.8 million less in net additions to real estate this period compared to the same period last year, partially offset by $2.6 million of deferred real estate deposits on the condominium during the six months ended June 30, 2020.

Net cash provided by financing activities decreased by approximately $30.1 million to $16.7 million for the six months ended June 30, 2021 from $46.8 million for the six months ended June 30, 2020. The decrease in cash provided by financing activities primarily relates to the $12.7 million, $58.5 million and $3.3 million in borrowings from the 77 Greenwich Construction Facility, the New 237 11th Loans and the 237 11th Loan, respectively, during the six months ended June 30, 2021 as compared to borrowing $34.0 million, $22.0 million and $5.2 million in proceeds from the Corporate Credit Facility, 77 Greenwich Construction Facility and the 250 North 10th Note, respectively, during the six months ended June 30, 2020, which was partially offset by the payment of the 237 11th Loan of $56.4 million.  We also borrowed $1.2 million from the secured line of credit during the six months ended June 30, 2021 as compared to repaying the $15.4 million 237 11th mezzanine loan.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and our U.S. federal NOLs as of June 30, 2021 were approximately $240.7 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through June 30, 2021, we have utilized approximately $23.9 million of the federal NOLs. Pursuant to the TCJA, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, we had released our valuation allowance of $3.1 million in 2017 which was formerly reserved against our AMT credit carryforwards. We had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019 and the balance of approximately $1.5 million in July 2020.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law.  The CARES Act accelerated the ability of corporations to recover AMT credits, permitting a full refund for tax years 2018 and 2019.  The CARES Act also included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carrybacks and carryforwards, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Management is monitoring the impact that the CARES Act may have on the Company. The CARES Act did not have a material impact on our financial position, results of operations, or cash flows for six months ended June 30, 2021 and the year ended December 31, 2020.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $64.6 million was recorded as of June 30, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report on or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” “continues,” or “explores,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	risks and uncertainties as to the terms, timing, structure, benefits and costs of any capital raising or strategic transaction and whether one will be consummated on terms acceptable to us or at all;
●	the impact of COVID-19;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	our ability to execute our business plan, including as it relates to the development of our largest asset, 77 Greenwich;

●	risks associated with our debt, including the events of default with respect to the 77 Greenwich Construction Facility, Mezzanine Loan and Corporate Credit Facility and related forbearance agreements, and the risk of additional defaults on our obligations, including repayment, and debt service requirements;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;

●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

b)Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from April 1, 2021 to June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Numerous factors affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which describe significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

We are currently in default of covenants under the 77 Greenwich Construction Facility, Mezzanine Loan and Corporate Credit Facility, and while we have entered into forbearance agreements with the respective lenders and a term sheet with a potential lender for a refinancing, we may not obtain a satisfactory resolution and outstanding borrowings under these facilities could be accelerated and become immediately payable.

As of June 30, 2021 and July 1, 2021, we were in default under the 77 Greenwich Construction Facility, Mezzanine Loan and Corporate Credit Facility as a result of the Senior Loan Defaults, Mezzanine Loan Defaults and CCF Defaults, respectively. We have entered into forbearance agreements with the lenders under these facilities, in each case, which terminate no later than October 1, 2021.  See Note 5 – Loans Payable and Secured Line of Credit for a discussion regarding the defaults and the terms of the forbearance agreements.  If the Company is not able to resolve the defaults with the lenders through a waiver or other amendment, and/or refinance the obligations under the construction facility and mezzanine loan, the lenders will have the right, following the forbearance period, to exercise their rights and remedies with respect to such defaults. In such event, the lenders could demand immediate repayment of the outstanding borrowings and terminate the facilities and they could also seek to foreclose on the property and assets securing the loans among other remedies.  The acceleration of such loan(s) and/or exercise of any other such rights and remedies by the lenders may also trigger claims by purchasers under signed residential unit contracts at 77 Greenwich to rescind such contracts or an order from the NYS Department of Law to make an offer of rescission. If our lenders accelerate the payment of amounts outstanding under the construction facility and/or mezzanine loan, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We are seeking a resolution with our lenders and pursuing a comprehensive refinancing.  However, there can be no assurance that we will be able to complete a refinancing and/or obtain an acceptable waiver or amendment under the construction facility and mezzanine loan on terms acceptable to us, or at all. Failure to secure a waiver or an amendment or alternative financing would have a material adverse effect on the Company and its financial condition.

We have a limited amount of unrestricted cash and liquidity and variable cash needs.  If we are not successful in consummating a strategic transaction, raising additional capital and/or receiving significant amounts on account of our claims involving 237 11th in a timely manner, we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  Any such event would have a material adverse effect on our business and financial condition.

We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs, including in connection with the proposed refinancing of our construction facility, are significant and variable under different circumstances. We have been approached by several third parties and are currently exploring pursuing a variety of strategic and other transactions, including without limitation new investments in or a recapitalization and/or sale of the Company or its assets, opportunities to merge or reverse merge the Company, capital raises through equity offerings, debt borrowings, restructurings, refinancings and/or amendments, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.  However, there is no assurance that we will be successful in consummating any such strategic transaction or obtaining capital sufficient to meet our operating needs, in each case, on terms or a timeframe acceptable to us or at all. In addition, if funds are raised by issuing equity securities, dilution to existing shareholders will result and future investors may purchase shares at prices below current market values and/or be granted rights superior to those of existing shareholders.  Further, in the event that market conditions preclude our ability to consummate such a transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to, filing for bankruptcy protection. See Note 1 – Business to our consolidated financial statements for more information regarding the impact of the pandemic, our ability to continue as a going concern and related matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In December 2019, our Board of Directors approved a stock repurchase program under which we can purchase up to $5.0 million of shares of our common stock, which is now subject to the terms of our Corporate Credit Facility. Repurchases under the stock repurchase program may be made through open market or privately negotiated transactions at times and on such terms and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

Since inception of the share repurchase program through June 30, 2021, the Company has repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of June 30, 2021, approximately $4.5 million of shares remained available for purchase under the share repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rune 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

See discussion of CCF Defaults, Senior Loan Defaults and Mezzanine Loan Defaults in “Note 5 – Loans Payable and Secured Line of Credit” under “Part I, Item 1. Notes to Condensed Consolidated Financial Statements”, which is incorporated in this item by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 5 and August 10, 2021, with effect as of June 30, 2021, the Company entered into the 77 Greenwich Forbearance Agreement and the Mezzanine Loan Forbearance Agreement, pursuant to which each of the 77 Greenwich Lender and the lender under the Mezzanine Loan agreed to forbear from exercising its rights and remedies with respect to the Senior Loan Defaults and the Mezzanine Loan Defaults, respectively, subject to certain conditions.  Each of these agreements will terminate automatically on October 1, 2021 or earlier upon the occurrence of certain other events (the “Forbearance Period”).  In addition, the Mezzanine Loan Forbearance Agreement provides that for so long as the Forbearance Period is continuing, each of the lender and administrative agent under the Company’s Corporate Credit Facility agree that no event of default under the Corporate Credit Facility is deemed to have occurred as a result of the Mezzanine Loan Defaults.  See “Note 5 – Loans Payable and Secured Line of Credit” under “Part I, Item 1. Notes to Condensed Consolidated Financial Statements” for a further discussion of the forbearance agreements and related defaults,  which is incorporated in this item by reference.  The foregoing description of each of the 77 Greenwich Forbearance Agreement and the Mezzanine Loan Forbearance Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, copies of which are filed herewith as Exhibit 10.2 and Exhibit 10.3 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015).

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012).

10.1	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (as amended, effective April 23, 2021) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on July 2, 2021).

10.2

Second Forbearance Agreement, made as of June 30, 2021, by and among TPHGreenwich Owner LLC, Trinity Place Holdings Inc., TPHGreenwich Mezz LLC, Massachusetts Mutual Life Insurance Company and solely for purposes of acknowledging paragraph 8 therein, TPHS Lender II LLC.

10.3

Forbearance Agreement, made as of June 30, 2021, by and among TPHGreenwich Subordinate Mezz LLC, Trinity Place Holdings Inc. and TPHS Lender II LLC, as lender and as administrative agent for the benefit of lender.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 (audited), (ii)  Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and six months ended June 30, 2021 (unaudited) and June 30, 2020 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 (unaudited) and June 30, 2020 (unaudited), (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 (unaudited) and June 30, 2020 (unaudited),  (v) Notes to Consolidated Financial Statements (unaudited) and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: August 11, 2021	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: August 11, 2021	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)