Form 10-Q
period 2021-09-30
Trinity Place Holdings Inc.
filed 2021-11-12
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

    No ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧    No ◻

As of November 12, 2021, there were 35,313,518 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS

Real estate, net	$307,112	$279,204
Cash and cash equivalents	917	6,515
Restricted cash	11,732	9,554
Prepaid expenses and other assets, net	3,555	2,703
Investments in unconsolidated joint ventures	18,056	19,379
Receivables	79	966
Deferred rents receivable	110	90
Right-of-use asset	1,374	1,565
Intangible assets, net	8,617	9,172
Total assets	$351,552	$329,148

LIABILITIES

Loans payable, net	$223,503	$197,330
Corporate credit facility, net	32,597	31,858
Secured line of credit, net	11,950	7,747
Note payable	5,863	5,863
Accounts payable and accrued expenses	18,457	15,896
Lease liability	1,516	1,716
Warrant liability	1,411	830
Total liabilities	295,297	261,240

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 39,016,012 and 38,345,540 shares issued at September 30, 2021 and December 31, 2020, respectively; 32,618,137 and 32,172,107 shares outstanding at September 30, 2021 and December 31, 2020, respectively	390	383
Additional paid-in capital	136,672	135,978
Treasury stock (6,397,875 and 6,173,433 shares at September 30, 2021 and December 31, 2020, respectively)	(57,166)	(56,791)
Accumulated other comprehensive loss	(1,803)	(2,159)
Accumulated deficit	(21,838)	(9,503)

Total stockholders’ equity	56,255	67,908

Total liabilities and stockholders’ equity	$351,552	$329,148

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$803	$196	$1,527	$774
Other income	30	80	332	231
Sale of residential condominium units	1,450	—	1,450	—
Total revenues	2,283	276	3,309	1,005

Operating Expenses
Property operating expenses	705	2,709	3,819	5,464
Real estate taxes	17	19	57	59
General and administrative	1,217	1,188	3,655	3,953
Pension related costs	158	165	483	495
Cost of sale - residential condominium units	1,417	—	1,417	—
Transaction related costs	—	27	4	131
Depreciation and amortization	716	690	2,146	2,076

Total operating expenses	4,230	4,798	11,581	12,178

Gain on sale of school condominium	—	—	—	24,196

Operating (loss) income	(1,947)	(4,522)	(8,272)	13,023

Equity in net loss from unconsolidated joint ventures	—	(176)	(636)	(1,302)
Unrealized gain (loss) on warrants	1,718	(58)	(192)	1,330
Interest expense, net	(690)	(545)	(2,172)	(795)
Interest expense - amortization of deferred finance costs	(160)	(40)	(976)	(148)

(Loss) income before taxes	(1,079)	(5,341)	(12,248)	12,108

Tax benefit (expense)	47	(51)	(87)	(218)

Net (loss) income attributable to common stockholders	$(1,032)	$(5,392)	$(12,335)	$11,890

Other comprehensive income (loss):

Unrealized gain on pension liability	119	112	356	337
Comprehensive (loss) income attributable to common stockholders	$(913)	$(5,280)	$(11,979)	$12,227

(Loss) income per share - basic	$(0.03)	$(0.17)	$(0.38)	$0.37
(Loss) income per share - diluted	$(0.03)	$(0.17)	$(0.38)	$0.36

Weighted average number of common shares - basic	32,756	32,297	32,681	32,290
Weighted average number of common shares - diluted	32,756	32,297	32,681	32,731

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of June 30, 2021 (unaudited)	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

Net loss attributable to common stockholders	—	—	—	—	—	(1,032)	—	(1,032)
Settlement of stock awards	13	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Sale of common stock	150	1	165	—	—	—	—	166
Stock-based compensation	—	—	178	—	—	—	—	178

Balance as of September 30, 2021 (unaudited)	39,016	$390	$136,672	(6,398)	$(57,166)	$(21,838)	$(1,803)	$56,255

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2020 (audited)	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(12,335)	—	(12,335)
Settlement of stock awards	521	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	356	356
Sale of common stock	150	2	165	—	—	—	—	167
Stock-based compensation	—	—	529	—	—	—	—	529

Balance as of September 30, 2021 (unaudited)	39,016	$390	$136,672	(6,398)	$(57,166)	$(21,838)	$(1,803)	$56,255

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of June 30, 2020 (unaudited)	38,306	$383	$135,389	(6,164)	$(56,778)	$1,285	$(2,949)	$77,330

Net loss attributable to common stockholders	—	—	—	—	—	(5,392)	—	(5,392)
Settlement of stock awards	20	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	112	112
Stock-based compensation	—	—	295	—	—	—	—	295
Stock buy-back	—	—	—	(9)	(13)	—	—	(13)

Balance as of September 30, 2020 (unaudited)	38,326	$383	$135,684	(6,173)	$(56,791)	$(4,107)	$(2,837)	$72,332

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2019 (audited)	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Net income attributable to common stockholders	—	—	—	—	—	11,890	—	11,890
Settlement of stock awards	524	5	—	(223)	(700)	—	—	(695)
Unrealized gain on pension liability	—	—	—	—	—	—	337	337
Stock-based compensation	—	—	869	—	—	—	—	869
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(219)	(360)	—	—	(360)

Balance as of September 30, 2020 (unaudited)	38,326	$383	$135,684	(6,173)	$(56,791)	$(4,107)	$(2,837)	$72,332

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to common stockholders	$(12,335)	$11,890
Adjustments to reconcile net loss (income) attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	3,122	2,224
Stock-based compensation expense	399	602
Gain on sale of school condominium	—	(24,196)
Gain on sale of residential condominium, net	(33)	—
Deferred rents receivable	(20)	(61)
Other non-cash adjustments - pension expense	356	337
Unrealized loss (gain) on warrants	192	(1,330)
Equity in net loss from unconsolidated joint ventures	636	1,302
Distribution from unconsolidated joint ventures	686	865
Loan forgiveness	(243)	—
Decrease (increase) in operating assets:
Receivables	887	2,319
Prepaid expenses and other assets, net	(846)	355
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,775	(807)
Pension liabilities	—	(509)
Net cash used in operating activities	(1,424)	(7,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(30,784)	(39,772)
Deferred real estate deposits of condominiums	1,328	1,971
Investments in unconsolidated joint ventures	—	(10,575)
Net cash used in investing activities	(29,456)	(48,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	82,318	69,740
Proceeds from secured line of credit	4,200	4,400
Payment of finance costs	(2,442)	(338)
Repayment of loan	(56,413)	(17,868)
Settlement of stock awards	(370)	(695)
Stock buy-back	—	(360)
Sale of common stock	167	—
Net cash provided by financing activities	27,460	54,879

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,420)	(506)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	18,670
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,649	$18,164

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$9,196
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$18,670

CASH AND CASH EQUIVALENTS, END OF PERIOD	$917	$5,192
RESTRICTED CASH, END OF PERIOD	11,732	12,972
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,649	$18,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$13,329	$11,466
Cash paid during the period for: Taxes	$189	$196

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$7,101	$7,246
Capitalized amortization of deferred financing costs and warrants	$2,406	$2,107
Capitalized stock-based compensation expense	$130	$267

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2021

Note 1 – Business

Overview

Trinity Place Holdings Inc., which we refer to in this report as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn (“The Berkley”) and a 10% interest in a recently built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition, we own a property occupied by retail tenants in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $244.3 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2021, which can be used to reduce our future taxable income and capital gains.

COVID-19 Pandemic, Liquidity and Going Concern

As a result of the COVID-19 pandemic, numerous federal, state, local and foreign governmental authorities issued a range of “stay-at-home orders”, proclamations and directives aimed at minimizing the spread of COVID-19, among other restrictions on businesses and individuals. Additional proclamations and directives have been issued in response to further outbreaks, and may be issued in the future. The outbreak and restrictions have adversely affected our business operations including, among other things, impacting sales activity at our most significant asset, 77 Greenwich, as well as a temporary suspension of construction work and the temporary closing of the sales center for the 77 Greenwich residential condominium units as well as the temporary suspension of the remediation and restoration work being performed on 237 11th, and corresponding impact on the re-leasing of apartment units.

The downturn in segments of the economy appears to have been primarily driven by uncertainties associated with the pandemic. As it relates to our business, these uncertainties include, but are not limited to, the adverse effect of the pandemic on the New York City and broader economy, residential and potential residential sentiment in New York City, particularly Manhattan, lending institutions, construction and material supply partners, travel and transportation services, our employees, residents and tenants, and traffic to and within geographic areas containing our real estate assets. The pandemic has adversely affected our near-term, and may adversely affect our long-term, liquidity, cash flows and revenues and has required and may continue to require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, seeking loan extensions and covenant modifications, modifying, eliminating or deferring rent payments in the short term for tenants in an effort to mitigate financial hardships and seeking access to federal, state and/or local financing and other programs.  In addition, we continue to be subject to New York State statutes limiting evictions against certain tenants for non-payment of rent due to COVID-19 related financial hardships.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19, during the quarter ended September 30, 2021, certain events of default existed under the 77 Greenwich construction facility, mezzanine loan facility and corporate credit facility and in addition, we have a limited amount of unrestricted cash and liquidity available for working capital and other cash obligations, creating substantial doubt about our ability to continue as a going concern (see Note 5 – Loans Payable and Secured Line of Credit for a description of the terms of the events of defaults and related forbearance agreements).  In October 2021, we completed a refinancing transaction pursuant to which we replaced the 77 Greenwich construction facility with an inventory loan and amended our mezzanine loan and corporate credit facility, with the result being that the events of default described above were deemed waived or cured.  We also closed on a loan secured by a partnership interest and completed a private placement of shares of common stock to certain existing stockholders (see Note 13 – Subsequent Events for additional details).  Further, although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021, our condominium offering plan has been declared effective, and closing of residential condominium units has commenced and is ongoing and residents have begun to move into the building.  Although there are no assurances that any transaction will be completed on acceptable terms or at all, management’s plans currently include exploring pursuing a variety of  capital raising and other transactions, including the sale of certain assets or interests in assets, capital raises through equity offerings, including the recently announced rights offering and our ATM program,  debt borrowings, refinancings and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.  If we are not successful in raising additional capital or completing one or more other transactions discussed above, we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern and there can be no assurance that we will enter into any strategic or other transaction on terms acceptable to us or at all.

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

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2021, 250 North 10th was determined to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we account for this investment under the equity method.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley and 250 North 10th, under the equity method of accounting (see Note 12 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. We do not believe that the value of our equity investments was impaired at either September 30, 2021 or December 31, 2020.

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

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. 77 Greenwich is a residential condominium development project currently in the development stage and forecasting the expected future cash flows requires management to make significant assumptions and estimates in relation to the remaining costs to complete the project, potential delays or disruptions in construction due to COVID-19 restrictions, and potential sales proceeds to be received upon sale of residential condominium units in light of market disruptions due to the COVID-19 pandemic. We also identified the existence of an impairment evaluation triggering event in relation to our 237 11th Street property as a result of property damage caused by certain construction defects in place prior to acquisition.  Significant judgments and estimates are required by management in determining the asset’s estimated future cash flows, including future revenue and operating expense growth rates, holding period, estimated terminal value, estimated costs to sell, and other market-based assumptions. We considered all the aforementioned indicators of impairment for the nine months ended September 30, 2021 and 2020, respectively.  No provision for impairment was recorded during the nine months ended September 30, 2021 or 2020, respectively.

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

l.

Revenue Recognition - Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, when reporting revenue, we have elected to combine the lease and non-lease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC Topic 842.  Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the consolidated statements of operations and comprehensive (loss) income as “rental revenues.”  Also, these reimbursements of expenses are recognized within revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. With the adoption of ASC Topic 842, we applied the guidance under ASC 842 in assessing our lease payments: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.  Also, we have eleted the ‘package or practical expedients’ approach which allows us not to reassess our previous conclusions about lease identification, lease classification and initial direct costs. Revenue on sale of residential condominiums reflects the gross sales price and is recognized upon the closing of a sale with the buyer.

Revenues and related profits from sales of residential condominium units are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. The Company’s performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for the Company’s benefit are included in restricted cash in the Company's consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in the Company's consolidated balance sheets. Our cost of revenue consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, as well as qualifying interest costs and financing costs.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of September 30, 2021 and December 31, 2020, we had determined that no liabilities are required in connection with unrecognized tax positions. As of September 30, 2021, our tax returns for the years ended December 31, 2017 through December 31, 2020 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2016 or 2017 through December 31, 2020, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable comprising 290,074 restricted stock units that have vested but not yet settled and 7,179,000 warrants exercisable at $4.50 per share were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had a balance of $2.1 million and $2.6 million at September 30, 2021 and December 31, 2020, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net in the consolidated balance sheets and had a balance of $3.2 million and $3.9 million at September 30, 2021 and December 31, 2020, respectively. Deferred finance costs are amortized over the terms of the related financing arrangements. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Note 3 – Real Estate, Net

As of September 30, 2021 and December 31, 2020, real estate, net, includes the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)

Real estate under development	$242,274	$213,178
Building and building improvements	41,358	41,358
Tenant improvements	189	189
Furniture and fixtures	759	731
Land and land improvements	27,939	27,939
	312,519	283,395
Less: accumulated depreciation	5,407	4,191
	$307,112	$279,204

Real estate under development as of September 30, 2021 and December 31, 2020 includes 77 Greenwich and the Paramus, New Jersey property.  Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements includes the 237 11th property as of September 30, 2021 and December 31, 2020.

Depreciation expense amounted to approximately $406,000 and $403,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through the end of 2021 for the construction supervision fee, with an aggregate of $46.1 million having been paid to us as of September 30, 2021 from the SCA, with approximately $469,000 remaining to be paid. We have also received an aggregate of $50.1 million in reimbursable construction costs from the SCA through September 30, 2021. The payments and reimbursements from the SCA received prior to April 2020 were recorded as deferred real estate deposits on the consolidated balance sheets until sales criteria were satisfied in April

2020.  In April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school.  The school is currently anticipated to open in September 2022.  Upon conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our deferred construction supervision fee.  We have also guaranteed certain obligations with respect to the construction of the school.

Unrelated to the SCA, closings on residential condominium units started in September 2021 and residents have started to move in.

237 11th

In May 2018, we closed on the acquisition of 237 11th, a recently built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings. A mediation process commenced at the end of February 2021 with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to potentially settle the case involving those parties.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019.  As of October 31, 2021, the property was approximately 92.4% leased.

As of September 30, 2021 and December 31, 2020, intangible assets, net consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $2.5 million and $1.9 million at September 30, 2021 and December 31, 2020, respectively. Amortization expense amounted to $185,000 for each of the three months ended September 30, 2021 and 2020, respectively, and $555,000 for each of the nine months ended September 30, 2021 and 2020, respectively

Note 4 – Prepaid Expenses and Other Assets, Net

As of September 30, 2021 and December 31, 2020, prepaid expenses and other assets, net, include the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)

Prepaid expenses	$873	$454
Deferred finance costs	2,184	1,795
Other	1,837	954
	4,894	3,203
Less: accumulated amortization	1,339	500
	$3,555	$2,703

Note 5 – Loans Payable and Secured Line of Credit

Corporate Credit Facility

In December 2019, we entered into a multiple draw credit agreement aggregating $70.0 million (the “Corporate Credit Facility”), which provided for an increase by $25.0 million subject to satisfaction of certain conditions and the consent of the lender (the “CCF Lender”).  Draws under the Corporate Credit Facility were originally permitted to be made during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The Corporate Credit Facility provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital.  See Note 13 – Subsequent Events for details on the Corporate Credit Facility amendment.

The Corporate Credit Facility had an outstanding balance of $35.75 million at both September 30, 2021 and December 31, 2020, excluding deferred finance fees of $3.2 million and $3.9 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $3.0 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively.

The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at September 30, 2021 and December 31, 2020 was 9.63%.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of September 30, 2021, we had paid $1.85 million of the commitment fee.  The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. The Corporate Credit Facility is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Corporate Credit Facility. Upon final repayment of the Corporate Credit Facility, a multiple on invested capital, or MOIC, amount equal to 30% of the Corporate Credit Facility amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the Corporate Credit Facility consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

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

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by $7.5 million, and (iii) the MOIC amount was amended to combine the Corporate Credit Facility and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended from $6.50 per share to $4.50 per share (the “Warrant Agreement Amendment”) (see Note 10 – Stockholders Equity – Warrants for further discussion regarding the warrants).  See Note 13 – Subsequent Events for details on the Corporate Credit Facility amendment.

As of September 30, 2021, we were in compliance with all covenants of the Corporate Credit Facility, except for a cross-default due to the Senior Loan Defaults and Mezzanine Loan Defaults described below (the “CCF Defaults”).  Effective June 30, 2021 and October 1, 2021, the Company entered into forbearance agreements (together the “CCF Forbearance Agreement”), pursuant to which the CCF Lender agreed to forbear from exercising its rights and remedies with respect to the CCF Defaults, subject to certain conditions.   On October 22, 2021, in connection with the refinancing of the 77 Greenwich Construction Facility, the Company entered into an amendment to the Corporate Credit Facility.  As a result of the refinancing transaction, the CCF Defaults no longer exist.  See Note 13 – Subsequent Events for further information.

Loans Payable

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan and a $15.4 million mezzanine loan bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020.  In June 2020, the maturity of the mortgage loan was extended to June 2021 and was amended to include a delayed draw facility of $4.25 million.  In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%.  In June 2021, we repaid the mortgage loan’s balance of $56.4 million in full and paid an exit fee of $567,000.

In June 2021, in connection with the refinancing of the mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The 237 11th Loans have an initial term of two years and have three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds have been held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There is an outstanding balance of $48.7 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at September 30, 2021.

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. As of September 30, 2021, we were in compliance with all covenants of the 237 11th Loans.

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

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”).  We drew down proceeds as costs related to the construction of the new mixed-use building were incurred. There was an outstanding balance of approximately $159.4 million and $139.0 million on the 77 Greenwich Construction

Facility at September 30, 2021 and December 31, 2020, respectively.  The 77 Greenwich Construction Facility had a four-year term ending January 2022. The collateral for the 77 Greenwich Construction Facility was the borrower’s fee interest in 77 Greenwich, which was the subject of a mortgage in favor of the 77 Greenwich Lender, as well as related collateral and a pledge of equity in the borrower. The 77 Greenwich Construction Facility bore interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate at September 30, 2021 and December 31, 2020 was 9.25%, respectively. The 77 Greenwich Construction Facility provided for certain loan proceeds to be advanced as an interest holdback and to the extent that the cash flow from 77 Greenwich was insufficient to pay the interest payments then due and payable, funds in the interest holdback would be applied by the lender as a disbursement to the borrower to make the monthly interest payments on the 77 Greenwich Construction Facility, subject to certain conditions. The 77 Greenwich Construction Facility was prepayable in part in certain circumstances such as in the event of the sale of residential and retail condominium units. In December 2017, we entered into an interest rate cap agreement as required under the 77 Greenwich Construction Facility. The interest rate cap agreement provided the right to receive cash if the reference interest rate rose above a contractual rate. We paid a premium of approximately $393,000 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $189.5 million. The interest rate cap matured in December 2020.  We did not designate this interest rate cap as a hedge and recognized the change in estimated fair value in interest expense.  In December 2020, we entered into an amendment to the 77 Greenwich Construction Facility, pursuant to which, among other things, the sales pace covenants were amended and extended to provide for a reduction in the gross value of condominium sales at 77 Greenwich and to afford more favorable cure rights than previously existed if a required sales threshold was not satisfied.  Additionally, the outside date by which we were required to have substantially completed construction of all improvements to 77 Greenwich was extended to November 30, 2021 and the liquidity requirements would be reduced based on construction progress.

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended.  Construction recommenced mid-April, initially on a modified basis, as certain work was deemed "essential" construction.  Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  We are currently receiving our temporary certificates of occupancy (“TCOs”) in stages which we anticipate will continue through 2022, with TCOs having been received in March 2021 and June 2021, respectively, which covers floors 11-26 and 28, the lobby, mechanical rooms and portions of the cellar.  Floors 27, 29-34 and 36-39 have passed inspection and a TCO for these floors is currently pending with the Department of Buildings.

Upon the granting of our first TCO in March 2021 and 16 units under contract, our offering plan was declared effective.  We submitted our request to create separate tax lots to the department of finance and the tax lots were created. We closed on the sale of one residential condominium unit during the third quarter of 2021 and expect additional closings on the residential condominium units for which we have TCOs to continue throughout the fourth quarter of 2021 and beyond.  In connection with the December 2020 amendment, we paid down $8.0 million of the 77 Greenwich Construction Facility and funded certain reserves to the lender, a portion of which was funded by a release of certain cash collateral and the balance of which was funded by the Mezzanine loan (see below).

As of September 30, 2021, we were in compliance with all covenants, except for (i) an $8.0 million liquidity requirement, (ii) the required deposits to an interest reserve, (iii) the achievement of certain construction hurdles, (iv) certain sales pace covenant tests and (v) delivery of an amendment to our Transit Improvement Agreement with the New York City Transit Authority in connection with the construction of certain improvements to a subway entrance adjacent to 77 Greenwich (collectively, the “Senior Loan Defaults”).  Effective June 30, 2021 and October 1, 2021, the Company entered into forbearance agreements (together, the “77 Greenwich Forbearance Agreement”), pursuant to which the 77 Greenwich Lender agreed to forbear from exercising its rights and remedies with respect to the Senior Loan Defaults, subject to certain conditions.

As a result of the refinancing transaction in October 2021, the 77 Greenwich Construction Facility was repaid in full and the Senior Loan Defaults were deemed to have been waived.  See Note 13 – Subsequent Events for further information.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”). The Mezzanine Loan was originally for the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility.  The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, was 9.44% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC shall be due on substantially the same terms as provided for in the Corporate Credit Facility. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

As of September 30, 2021, we were in compliance with the covenants of the Mezzanine Loan, except for the occurrence of a liquidity default under the Mezzanine Loan comparable to the liquidity default under the 77 Greenwich Construction Facility, other defaults substantially comparable to the Senior Loan Defaults, and a cross-default due to the Senior Loan Defaults (collectively, the “Mezzanine Loan Defaults”).  Effective June 30, 2021 and October 1, 2021, the Company entered into forbearance agreements (together, the “Mezzanine Loan Forbearance Agreement”), pursuant to which the lender had agreed to forbear from exercising its rights and remedies with respect to the Mezzanine Loan Defaults, subject to certain conditions.  On October 22, 2021, in connection with the refinancing of the 77 Greenwich Construction Facility, the Company entered into an amendment to the Mezzanine Loan which, among other things, increased the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflects interest previously accrued under the original Mezzanine Loan. As a result of the refinancing transaction in October 2021, the Mezzanine Loan Defaults were deemed to have been waived. See Note 13 – Subsequent Events for further information.

Secured Line of Credit

Our $12.75 million secured line of credit is secured by the Paramus, New Jersey property.  In March 2021, we entered into an amendment to extend the maturity date to March 2022.  The secured line of credit, which prior to the amendment, bore interest at a rate of 200 basis points over the 30-day LIBOR, now bears interest at the prime rate, currently 3.25%.  The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $11.95 million and $7.75 million at September 30, 2021 and December 31, 2020, respectively, and an effective interest rate of 3.25% and 2.14% as of September 30, 2021 and December 31, 2020, respectively.

250 North 10th Note

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at September 30, 2021 and December 31, 2020, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.  See Note 12 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of September 30, 2021, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal at September 30, 2021	Principal at December 31, 2020
2021	$—	$61,153
2022	171,325	139,025
2023	64,579	5,863

2024	43,250	43,250
2025	—	—
	279,154	249,291
Less: deferred finance costs, net	(5,241)	(6,493)
Total loans, secured line of credit, and note payable, net	$273,913	$242,798

Interest

Consolidated interest expense, net includes the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$5,473	$4,418	$15,743	$12,554
Interest capitalized	(4,783)	(3,820)	(13,570)	(11,702)
Interest income	—	(53)	(1)	(57)
Interest expense, net	$690	$545	$2,172	$795

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

Note 7 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At September 30, 2021 and December 31, 2020, we had recorded an overfunded pension balance of approximately $744,000 and $343,000, respectively, which is included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets.  If we decided to terminate the plan under a standard termination, we would be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.7 million to the Syms sponsored plan from September 17, 2012 through September 30, 2021. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

Note 8 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $112,000 and $110,000 for the three months ended September 30, 2021 and 2020, respectively and $331,000 and $329,000 for the nine months ended September 30, 2021 and 2020, respectively. The lease for our sales center for 77 Greenwich located at 17 State Street, New York, New York expired on May 31, 2021. Rent expense paid for this operating lease was approximately $108,000 for the five months ended May 31, 2021. For the three and nine months ended September 30, 2020, the rent expense paid for this operating lease was approximately $92,000 and $275,000 respectively. The remaining lease obligation, excluding any extension options, for our corporate office is approximately $1.6 million through 2025.
b.	Legal Proceedings – In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 9 – Income Taxes

As of September 30, 2021, we had federal NOLs of approximately $244.3 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward. Since 2009 through September 30, 2021, we have utilized approximately $23.8 million of our federal NOLs.  As of September 30, 2021, we also had state NOLs of approximately $143.5 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $24.3 million and $19.3 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $65.8 million as of September 30, 2021. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

On March 27, 2020, the "Coronavirus Aid, Relief, and Economic Security (CARES) Act" was signed into law.  The CARES Act, suspended the limitations under the TCJA on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years. The CARES Act also accelerated the ability of corporations to recover AMT credits, permitting a full refund for tax years 2018 and 2019. Additionally, the CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The CARES Act did not have a material impact on our financial position, results of operations or cash flows for the nine months ended September 30, 2021 and the year ended December 31, 2020.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of September 30, 2021 and December 31, 2020, there were 39,016,012 shares and 38,345,540 shares of common stock issued, respectively, and 32,618,137 shares and 32,172,107 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

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

The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants were valued at approximately $1.4 million and $830,000 at September 30, 2021 and December 31, 2020, respectively.  The $192,000 change in fair value of the Warrants was recorded as an unrealized loss on warrants in the consolidated statement of operations and comprehensive (loss) income during the nine months ended September 30, 2021.

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

At-The-Market Equity Offering Program

In August 2021, we entered into an “at-the-market” equity offering program (the “ATM Program”), to sell up to an aggregate of $10.0 million in shares of our common stock.

During the three and nine months ended September 30, 2021, we sold 149,757 shares of our common stock for aggregate gross proceeds of $306,000 (excluding approximately $141,000 in professional and brokerage fees) at a weighted average price of $2.04 per share. As of September 30, 2021, approximately $9.7 million of our common stock remained available for issuance under the ATM Program.

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

We did not purchase any shares of our common stock during the nine months ended September 30, 2021.  During the year ended December 31, 2020, we purchased 200,803 shares of our common stock at an average price of $1.67 per share, for a total of 250,197 shares of our common stock purchased at an average price of $1.93 per share since the inception of the stock repurchase program. As of September 30, 2021, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.

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

Note 11 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares and in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares.  Our SIP activity as of September 30, 2021 and December 31, 2020 was as follows:

	Nine Months Ended		Year Ended
	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	548,370	-	1,017,535	-
Additional shares approved by stockholders	1,500,000	-	-	-
Granted to employees	(310,000)	$1.25	(295,500)	$3.01
Granted to non-employee directors	(47,374)	$1.71	(59,660)	$1.65
Deferred under non-employee director's deferral program	(83,456)	$1.71	(114,005)	$1.76
Balance available, end of period	1,607,540	-	548,370	-

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the nine months ended September 30, 2021, we granted 310,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $64,000 and $192,000 in compensation expense related to these shares was amortized during the three and nine months ended September 30, 2021, respectively, of which approximately $20,000 and $61,000 was capitalized into real estate under development.

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income during the three months ended September 30, 2021 and 2020 totaled $106,000 and $177,000, respectively, which is net of $45,000 and $91,000 capitalized as part of real estate under development, respectively. Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income during the nine months ended September 30, 2021 and 2020 totaled $317,000 and $531,000, respectively, which is net of $136,000 and $272,000 capitalized as part of real estate under development, respectively.

Our RSU activity was as follows:

	Nine Months Ended		Year Ended
	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	469,000	$3.43	453,334	$5.00
Granted RSUs	310,000	$1.25	295,500	$3.01
Vested	(207,917)	$3.59	(279,834)	$5.46
Non-vested at end of period	571,083	$2.19	469,000	$3.43

As of September 30, 2021, there was approximately $359,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2023.

During the nine months ended September 30, 2021, we issued 310,000 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 224,442 shares to provide for the employees’ withholding tax liabilities.

During the nine months ended September 30, 2021, we issued 47,374 shares of immediately vested common stock to board members as part of their annual compensation.

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

As of September 30, 2021, a total of 260,615 stock units have been deferred under the Deferral Program.

Note 12 – Investments in Unconsolidated Joint Ventures

We own a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a recently built 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkley Loan”) secured by The Berkley, and the balance was paid in cash, half of which was funded by us.  The non-recourse Berkley Loan bore interest at the 30-day LIBOR rate plus 216 basis points, was interest only for five years, was pre-payable after two years with a 1% prepayment premium and had covenants and defaults customary for a Freddie Mac financing. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the Berkley Loan in full and replaced it with a new 7-year,

$33.0 million loan (the “New Berkley Loan”) which bears interest at a fixed rate of 2.717% and is interest only during the initial five years.  It is pre-payable at any time and can be increased by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the New Berkley Loan.  In October 2021, we entered into a loan agreement with our joint venture partner (see Note 13 – Subsequent Events).

We own a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. The Partner Loan bears interest at 7.0% which is payable to the extent of available cash flow and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  See Note 5 - Loans Payable and Secured Line of Credit – 250 North 10th Note.

As of September 30, 2021, we have one unconsolidated VIE, namely 250 North 10th. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of this entity does not give us power over decisions that significantly affect this entity’s economic performance. We account for our investment in this entity under the equity method (see Note 2 – Summary of Significant Accounting Policies – Basis of Presentation – Principles of Consolidation). As of September 30, 2021, the net carrying amount of our investment in this entity was $5.1 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

As we do not control these joint ventures, we account for them under the equity method of accounting.  During the nine months ended September 30, 2021, we recognized our share of the fair value liability associated with an interest rate swap entered into on February 28, 2020 of approximately $272,000.  The combined balance sheets for our unconsolidated joint ventures at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS

Real estate, net	$164,942	$167,749
Cash and cash equivalents	1,291	1,344
Restricted cash	852	766
Tenant and other receivables, net	314	254
Prepaid expenses and other assets, net	226	204
Intangible assets, net	22,109	24,006
Total assets	$189,734	$194,323

LIABILITIES

Mortgages payable, net	$113,253	$114,218
Accounts payable and accrued expenses	1,859	1,705
Total liabilities	115,112	115,923

MEMBERS’ EQUITY

Members’ equity	88,662	92,070
Accumulated deficit	(14,040)	(11,943)
Accumulated other comprehensive loss	—	(1,727)
Total members’ equity	74,622	78,400

Total liabilities and members’ equity	$189,734	$194,323

Our investments in unconsolidated joint ventures	$18,056	$19,379

The statements of operations for our unconsolidated joint ventures for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Rental revenues	$3,291	$3,303	$9,455	$9,708

Total revenues	3,291	3,303	9,455	9,708

Operating Expenses
Property operating expenses	1,004	925	3,000	2,430
Real estate taxes	25	25	75	60
General and administrative	3	3	8	8
Amortization	583	1,475	1,897	4,201
Depreciation	985	985	2,957	2,848

Total operating expenses	2,600	3,413	7,937	9,547

Operating income (loss)	691	(110)	1,518	161

Interest expense, net	(959)	(946)	(2,855)	(2,840)
Interest expense -amortization of deferred finance costs	(71)	(69)	(216)	(1,809)
Interest income (expense) -change in fair market value of interest rate swap	193	—	(544)	—

Net loss	$(146)	$(1,125)	$(2,097)	$(4,488)

Our equity in net loss from unconsolidated joint ventures	$—	$(176)	$(636)	$(1,302)

Note 13 – Subsequent Events

Partner Loan

On October 7, 2021, we entered into a loan agreement with our partner in The Berkley JV, pursuant to which our partner agreed to lend us up to $10.5 million principal amount, $500,000 of which is available only to be applied to interest payments, secured by our interest in the joint venture entity, maturing in one year, with two 12-month extension options subject to satisfaction of certain conditions. The loan bears interest at a rate of 10% per year, with a portion deferred until maturity.  $10.0 million was funded at closing of the loan.

Refinancing Transaction

On October 22, 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc. (a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group), as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). Our existing 77 Greenwich Construction Facility was repaid in full at closing and the $33.6 million balance of the proceeds will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominiums are being sold.  We borrowed $133.1 million on the date of closing of the 77 Mortgage Loan.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year under certain circumstances and is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan will bear interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principle balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan is not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower is required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.

In connection with the 77 Mortgage Loan Agreement, we entered into guarantees with the 77 Mortgage Lender pursuant to which we guaranteed the completion and payment of costs and expenses related to the construction (the “Guaranty of Payment and Completion”); the payment of accrued and unpaid interest and other fees, costs, expenses and payments due and payable with respect to the 77 Mortgage Loan or 77 Greenwich (the “Interest and Carry Guaranty”); and the payment when due of all amounts due to 77 Mortgage Lender, as a result of “bad-boy” provisions (the “Recourse Guaranty” and together with the Guaranty of Payment and Completion and the Interest and Carry Guaranty, collectively, the “Mortgage Guarantees”). Mortgage Borrower and the Company also entered into an environmental compliance and indemnification undertaking for the benefit of 77 Mortgage Lender (the “Mortgage Environmental Indemnity”). Additionally, Mortgage Borrower is required to provide a letter of credit (the “Letter of Credit”) in an amount not less than $4.0 million.  The Letter of Credit will be reduced to $3.0 million following, among other things, (x) final completion of the Project, subject to certain exceptions, and (y) paydown of the 77 Mortgage Loan to a basis of $625 per square feet of the unsold residential units.

In addition, on October 22, 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflects interest previously accrued under the original Mezzanine Loan, (ii) reflected the pledge of the equity interests in the Mortgage Borrower to the Mezzanine Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the Mortgage Guarantees and Mortgage Environmental Indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated).

In connection with the foregoing, we entered into amendments, dated as of October 22, 2021 and November 10, 2021, to our Corporate Credit Facility pursuant to which, among other things, the parties agreed that no additional funds will be drawn under the Corporate Credit Facility, the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023 and the MOIC provisions were revised to provide that (i) the MOIC amount due upon final repayment of the Corporate Credit Facility loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the Corporate Credit Facility used to calculate the MOIC was reduced to $35.75 million.

Private Placement Transaction and Rights Offering

On October 22, 2021, we entered into a private placement agreement with certain existing shareholders (“Investors”), pursuant to which we issued to the Investors an aggregate of 2,539,473 shares of common stock at a price of $1.90 per share, for aggregate gross proceeds to the Company of $4.825 million, which closed on the same day. The private placement agreement contains customary representations, warranties, covenants, conditions and indemnities for agreements of this type. The Company also entered into a registration rights agreement with the Investors pursuant to which it agreed to file a shelf registration statement registering offers and sales of the private placement shares.  The sale of the private placement shares in accordance with the private placement agreement was made in reliance on the exemption from registration of Section 4(a)(2) of the Securities Act of 1933, as amended.

Our Board of Directors also approved a rights offering of 2,650,000 shares of common stock to existing shareholders of ours on the record date of November 3, 2021, at a price of $1.90 per share.  The rights offering commenced on November 5, 2021.

Other than as set forth above, there were no other subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to in this report as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”). 77 Greenwich is under development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), acquired in May 2018, and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn (“The Berkley”) and a 10% interest in a recently built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition we own a property occupied by retail tenants in Paramus, New Jersey. See Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $244.3 million of federal net operating loss carry forwards (“NOLs”) at September 30, 2021, which can be used to reduce our future taxable income and capital gains.

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

Impact of COVID-19

Although we weathered the storm better than many of our competitors, the impact of the recent outbreak and restrictions of COVID-19 on our results and operations has been and will continue to be significant. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets from the COVID-19 pandemic and new information that emerges with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on sales of residential condominium units at our most significant asset, 77 Greenwich, which has been material, and the impact on the timing for construction of 77 Greenwich; the impact on the timing of the 237 11th litigation due to backlog in the New York City court system and the slowdown in judicial proceedings, and the receipt of any payments we may receive in connection with the litigation; our ability to obtain maturity extensions, forbearances and/or covenant modifications on acceptable terms; increased operating costs related to cleaning and disinfecting our properties; the effect of the pandemic on the Company’s tenants and their ability to make rental payments; and the effect of the eviction moratorium (in effect from March 2020 through August 31, 2021 and extended through January 15, 2022, subject to further extension) imposed by New York State, the impact of decisions of the NYC Rent Guidelines Board on our ability to raise rents, our ability to raise capital in the form of equity, debt, asset sales or otherwise on acceptable terms or at all and our ability to enter into strategic or other transactions. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations and stock price, which has been and is anticipated to continue to be material, although in recent months we have seen indications of a recovery in the New York City real estate market and improvements in the financing markets, including our ability to successfully refinance our 237 11th mortgage loan in June 2021 and our 77 Greenwich Construction Facility (as defined below) in October 2021.  See Note 1 – Business to our consolidated financial statements and Part II. Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q for further information.

Vacancy rates for multi-family properties across all boroughs of New York City have increased since the start of the COVID-19 pandemic, with the largest increases in Manhattan. The work from home phenomenon resulted in significant number of people moving out of urban areas to suburban areas. This has driven a drop in rental rates and an increase in concessions resulting in lower net effective rents, primarily on new leases. In recent months, with the implementation of

COVID-19 vaccination programs and companies encouraging employees to return to the office, more potential tenants are moving back into New York City, which already resulted in an increase in face rents and a reduction in concessions. New York State imposed a moratorium on tenant evictions in March 2020 which has been extended several times, and will now be in place until January 15, 2022, unless extended further. Rent collections at our properties have been strong and in line with pre-pandemic collection rates.  Notwithstanding these broader market trends, although multi-family property sales transaction volumes decreased in 2020, signs of distress, including discounted sales prices and debt workouts, in the New York City investment market have been almost non-existent over the past year.

Properties

Below is certain information regarding our real estate properties as of September 30, 2021:

		Building Size
		(estimated		Leased at
		rentable	Number of	September 30,
Property Location	Type of Property	square feet)	Units	2021
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	—	—	N/A

Paramus, New Jersey (2)	Property under development	77,000	—	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	92.4%

Total		157,000	105

Joint Ventures

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	100.0%

250 North 10th Street, Brooklyn, New York - 10% (5)	Multi-family	158,000	234	98.7%

Total		223,000	329

Grand Total		380,000	434
(1)	77 Greenwich. We are currently nearing completion of the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The plans call for the development of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. As of September 30, 2021, tile and stone was installed up to the 35th floor, wood flooring, kitchen cabinets and appliances were installed through the 34th floor. We have also completed the build-out and furnishing of the model units and moved the sales gallery to the building. The attorney general’s office approved our condominium offering plan in April 2019. Marketing of residential units for sale commenced during the spring 2019 and the Company has commenced entering into sales agreements and closings of sales with purchasers of the residential condominium units. Residents have started to move into their respective units. Although sales activity has recently begun to increase from 2020 levels, through December 31, 2020 sales activity was adversely impacted by the pandemic and the local New York City economy. In December 2017, we closed on a $189.5 million construction facility, which was paid down by $8.0 million in December 2020. This construction facility had an aggregate balance of $159.4 million as of September 30, 2021 and was repaid in full as part of the Company’s refinancing transaction in October 2021. See Note 13 – Subsequent Events to the consolidated financial statements.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million payable to us. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through the end of 2021 for the construction supervision fee, with an aggregate of $46.1 million having been paid to us as of September 30, 2021 from the SCA, with approximately $469,000 remaining to be paid. We have also received an aggregate of $50.1 million in reimbursable construction costs from the SCA through September 30, 2021.  The SCA closed on the purchase of the school condominium unit with us in April 2020, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school.  The pace of completion of the buildout by the SCA has been impacted by COVID-19 and the school is currently anticipated to open in September 2022. Upon conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our deferred construction supervision fee.  With the refinancing transaction noted above, the events of default under the 77 Greenwich Construction Facility and associated Mezzanine Loan were deemed to have been waived.  See Note 5 – Loans Payable and Secured Line of Credit for further information.

Prior to the COVID-19 related shutdown of all non-essential construction by New York State in early April 2020, the residential condominium units were scheduled to be completed by the end of 2020.  Future delays in construction may result in a delay in our ability to complete the construction project on its anticipated timeline and our ability to sell condominium units. We are currently receiving our temporary certificates of occupancy (“TCOs”) in stages which we anticipate will continue through 2022, with TCOs having been received in March 2021 and June 2021, respectively, which covers floors 11-26 and 28, the lobby, mechanical rooms and portions of the cellar.  Floors 27, 29-34 and 36-39 have passed inspections and a TCO for these floors is currently pending with the Department of Buildings.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) (“Restoration Hardware”) pursuant to a license agreement that began on June 1, 2016, which is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2023. The outparcel building is leased to a long-term tenant whose lease expires on March 31, 2022. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. During the three and nine months ended September 30, 2021, we collected 100% of rent due.

We are currently exploring options with respect to the Paramus property, including development or sale, among others.

(3)	237 11th Street. In May 2018, we closed on the acquisition of a recently built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, all of which is leased to Starbucks Inc. (NQGS:SBUX), an oral surgeon and a health and wellness tenant. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year Section 421-a real estate tax exemption.

Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  A mediation process commenced at the end of February 2021 with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to potentially settle the case involving those parties.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019. Remediation and restoration work was delayed for two months in 2020 due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property.  Future delays would have a similar impact. As of September 30, 2021, remediation work is complete, other than a few specific units.  During the three and nine months ended September 30, 2021, we collected 100% of rent due.  Since the leasing program began in May 2021, the lease up of the property has been robust.  As of October 31, 2021, the property was approximately 92.4% leased.

(4)	223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a recently built 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year Section 421-a real estate tax exemption. During the three and nine months ended September 30, 2021, The Berkley collected 99.3% and 99.8% of rent due, respectively. As of October 31, 2021, the property was 100% leased.
(5)	250 North 10th Street. Through a joint venture, we own a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. The property is four blocks from the Bedford Avenue L subway station and a short walk from the Metropolitan Avenue G subway station as well as the J, M, and Z trains at Marcy Avenue. It is located one block from The Berkley. Apartments feature top-of-the-line unit finishes including GE stainless steel appliances, caesarstone countertops, in-unit washers and dryers, individually zoned climate controls, floor to ceiling windows and oak hardwood floors. In addition, the property offers a full amenity package including a concierge, a resident’s lounge with roof deck, a fitness center, a café lounge and an expansive terrace, tenant storage, parking, and sweeping views of the neighborhood and Manhattan. The property has approximately eight years remaining on its 15-year Section 421-a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the Section 421-a real estate tax exemption. During the three and nine months ended September 30, 2021, 250 North 10th Street collected approximately 96.4% and 95.1% of rent due, respectively. As of October 31, 2021, the property was 100% leased.

Lease Expirations

As of September 30, 2021, we have one retail lease at our Paramus property with 4,000 square feet of leased space with annualized rent of $140,000 per year that expires in 2022, a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of approximately $93,000 per year that expires in 2036, and a third retail lease at the 237 11th property with 2,208 square feet of leased space with annualized rent of approximately $171,000 per year that expires in 2032. All our other leases are residential leases which expire within twelve or twenty-four months of the commencement date.

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and nine months ended September 30, 2021 and 2020 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2020 Annual Report.

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Rental revenues in total increased by approximately $607,000 to $803,000 for three months ended September 30, 2021 from $196,000 for the three months ended September 30, 2020. This consisted of an increase in rent revenues of approximately $588,000 to $789,000 for the three months ended September 30, 2021 from $201,000 for the three months ended September 30, 2020, as well as an increase in tenant reimbursements of approximately $19,000 to $14,000 for the three months ended September 30, 2021 from an expense of $5,000 for the three months ended September 30, 2020. The increase in total revenues and its related components was due to higher occupancy, higher face rents and less rent concessions at 237 11th during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the increased tenancy from the progress made in remediating the construction related defects.

Other income decreased by approximately $50,000 to $30,000 for the three months ended September 30, 2021 from $80,000 for the three months ended September 30, 2020 which consisted mainly of the SCA construction supervision fees we recognized during the three months ended September 30, 2021 in accordance with the revenue recognition policies effective after the closing on the sale of the school condominium to the SCA in April 2020.

In connection with the commencement of sales of residential condominium units for the three months ended September 30, 2021, we recorded gross sales proceeds of approximately $1.45 million.

Property operating expenses decreased by approximately $2.0 million to $705,000 for the three months ended September 30, 2021 from $2.7 million for the three months ended September 30, 2020. The decrease was principally due to expenses associated with 237 11th, including approximately $2.1 million in lower costs incurred during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 to repair the construction related defects partially offset by $61,000 more in leasing commissions incurred during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as more apartment units are being leased as they become fully remediated.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th.

Real estate tax expense for the three months ended September 30, 2021 of $17,000 remained fairly consistent with the three months ended September 30, 2020 at $19,000.

General and administrative expenses increased by approximately $29,000 to $1.2 million for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, approximately $106,000 related to stock-based compensation, $670,000 related to payroll and payroll related expenses, $255,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $186,000 related to legal, accounting and other professional fees.  For the three months ended September 30, 2020, approximately $177,000 related to stock-based compensation, $687,000 related to payroll and payroll related expenses, $241,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $83,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $7,000 to $158,000 for the three months ended September 30, 2021 from $165,000 for the three months ended September 30, 2020. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plan to our consolidated financial statements for further information).

In connection with the commencement of sales of residential condominium units for the three months ended September 30, 2021, we recorded cost of sales of approximately $1.4 million, which consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold.

No transaction related costs were recorded for the three months ended September 30, 2021 as compared to $27,000 for the three months ended September 30, 2020. These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization increased by approximately $26,000 to $716,000 for the three months ended September 30, 2021 from $690,000 for the three months ended September 30, 2020. For the three months ended September 30, 2021, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $409,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $307,000. For the three months ended September 30, 2020, depreciation and amortization expense consisted of depreciation for 237 11th property of approximately $407,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $283,000. The increase in depreciation and amortization expense for the three months ended September 30, 2021 compared to September 30, 2020 was primarily due to amortization of warrants.

Equity in net loss from unconsolidated joint ventures decreased by approximately $176,000 to $0 for the three months ended September 30, 2021 from $176,000 for the three months ended September 30, 2020. Equity in net loss from unconsolidated joint ventures represents our 50% share in The Berkley and our 10% share in 250 North 10th. For the three months ended September 30, 2021, our share of the loss is primarily comprised of operating income before depreciation of $451,000 offset by depreciation and amortization of $360,000, interest expense of $188,000 and the income from the change in the fair market value of the interest rate swap of $97,000. For the three months ended September 30, 2020, our share of the loss is primarily comprised of operating income before depreciation of $457,000 offset by depreciation and amortization of $447,000 and interest expense of $186,000.

Unrealized gain on warrants increased by approximately $1.8 million to $1.7 million for the three months ended September 30, 2021 from a loss of $58,000 for the three months ended September 30, 2020. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $145,000 to $690,000 for the three months ended September 30, 2021 from $545,000 net for the three months ended September 30, 2020. For the three months ended September 30, 2021, there was approximately $5.5 million of gross interest expense incurred, $4.8 million of which was capitalized, and no interest income. For the three months ended September 30, 2020, there was approximately $4.4 million of gross interest expense incurred, $3.8 million of which was capitalized, and interest income of $53,000. The increase in gross interest expense is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period and secured line of credit as described in more detail in the Liquidity and Capital Resources section below.

Interest expense - amortization of deferred finance costs increased approximately $120,000 to $160,000 for the three months ended September 30, 2021 from $40,000 for the three months ended September 30, 2020. The increase was principally due to deferred finance costs related to the refinancing of the 237 11th Loans that we closed on in June 2021 as well as the  of amortization of finance costs for our loans and secured line of credit that were not capitalized as part of real estate under development.

We recorded a $47,000 tax benefit for the three months ended September 30, 2021 compared to $51,000 in tax expense for the three months ended September 30, 2020.

Net loss attributable to common stockholders decreased by approximately $4.4 million to $1.0 million for the three months ended September 30, 2021 from $5.4 million for the three months ended September 30, 2020 as a result of the changes discussed above, principally due to increased rental revenue and lower property operating expenses at 237 11th as the remediation work is primarily completed and occupancy has increased to 92.4%, as well as the unrealized gain on warrants.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Rental revenues in total increased by approximately $753,000 to $1.5 million for the nine months ended September 30, 2021 from $774,000 for the nine months ended September 30, 2020. This consisted of an increase in rent revenues of approximately $784,000 to $1.5 million for the nine months ended September 30, 2021 from $701,000 for the nine months ended September 30, 2020, partially offset by a decrease in tenant reimbursements of approximately $31,000 to $42,000 for the nine months ended September 30, 2021 from $73,000 for the nine months ended September 30, 2020. The increase in total revenues and its related components was due to higher occupancy, higher face rents and less rent concessions at 237 11th during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the increased tenancy from the progress made in remediating the construction related defects.

Other income increased by approximately $101,000 to $332,000 during the nine months ended September 30, 2021 from $231,000 for the nine months ended September 30, 2020 which consisted mainly of the forgiveness of our PPP Loan of $243,000 during the nine months ending September 30, 2021, partially offset by lower SCA construction supervision fees we recognized during the nine months ended September 30, 2021 in accordance with the revenue recognition policies effective after the closing on the sale of the school condominium to the SCA in April 2020.

In connection with the commencement of sales of residential condominium units for the nine months ended September 30, 2021, we recorded gross sales proceeds of approximately $1.45 million.

Property operating expenses decreased by approximately $1.7 million to $3.8 million for the nine months ended September 30, 2021 from $5.5 million for the nine months ended September 30, 2020. The decrease was principally due to expenses associated with 237 11th, including approximately $1.9 million in lower costs incurred during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 to repair the construction related defects, $80,000 less in other operating expenses, partially offset by $113,000 more in leasing commissions incurred as more apartment units are being leased as they are fully remediated.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th.

Real estate tax expense for the nine months ended September 30, 2021 of $57,000 remained fairly consistent with the nine months ended September 30, 2020 at $59,000.

General and administrative expenses decreased by approximately $298,000 to $3.7 million for the nine months ended September 30, 2021 from $4.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, approximately $317,000 related to stock-based compensation, $2.0 million related to payroll and payroll related expenses, $788,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $509,000 related to legal, accounting and other professional fees.  For the nine months ended September 30, 2020, approximately $531,000 related to stock-based compensation, $2.1 million related to payroll and payroll related expenses, $738,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $583,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $12,000 to $483,000 for the nine months ended September 30, 2021 from $495,000 for the nine months ended September 30, 2020. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plan to our consolidated financial statements for further information).

In connection with the commencement of sales of residential condominium units for the nine months ended September 30, 2021, we recorded cost of sales of approximately $1.4 million, which consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold.

Transaction related costs decreased by approximately $127,000 to $4,000 for the nine months ended September 30, 2021 from $131,000 for the nine months ended September 30, 2020. These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense for the nine months ended September 30, 2021 remained fairly consistent with the nine months ended September 30, 2020 at $2.1 million. For the nine months ended September 30, 2021, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $1.3 million and the amortization of lease commissions, acquired in-place leases and warrants of approximately $848,000. For the nine months ended September 30, 2020, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $1.2 million and the amortization lease commissions, acquired in-place leases and warrants of approximately $848,000. The slight increase in depreciation and amortization expense for the nine months ended September 30, 2021 compared to September 30, 2020 was primarily due to amortization of warrants.

Gain on sale of condominium of $24.2 million for the nine months ended September 30, 2020 consists of the sale of the school condominium to the SCA of $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee. This gain was recorded upon the closing on the sale of the school condominium to the SCA in April 2020.

Equity in net loss from unconsolidated joint ventures decreased by approximately $666,000 to $636,000 for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020. Equity in net loss from unconsolidated joint ventures represents our 50% share in The Berkley and our 10% share in 250 North 10th. For the nine months ended September 30, 2021, our share of the loss is primarily comprised of operating income before depreciation of $1.3 million offset by depreciation and amortization of $1.1 million, interest expense of $558,000 and the change in the fair market value of the interest rate swap of $272,000. For the nine months ended September 30, 2020, our share of the loss is primarily comprised of operating income before depreciation of $1.4 million offset by depreciation and amortization of $2.1 million (approximately $800,000 of which was our portion of the write-off of deferred finance costs in connection with the refinancing of the Berkley Loan during the nine months ended September 30, 2020) and interest expense of $609,000.

Unrealized loss on warrants increased by approximately $1.5 million to a $192,000 loss for the nine months ended September 30, 2021 from a gain of $1.3 million for the nine months ended September 30, 2020. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $1.4 million to $2.2 million for the nine months ended September 30, 2021 from $795,000 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, there was approximately $15.8 million of gross interest expense incurred, $13.6 million of which was capitalized, and $1,000 of interest income. For the nine months ended September 30, 2020, there was approximately $12.6 million of gross interest expense incurred, $11.7 million of which was capitalized, and $57,000 of interest income. The increase in gross interest expense is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, as well as new borrowings under the Corporate Credit Facility, Mezzanine Loan and secured line of credit as described in more detail in the Liquidity and Capital Resources section below.

Interest expense - amortization of deferred costs increased approximately $828,000 to $976,000 for the nine months ended September 30, 2021 from $148,000 for the nine months ended September 30, 2020. The increase was principally due to deferred finance costs of $567,000 that were expensed in June 2021 due to the refinancing of the 237 11th Loan,  as well as the amortization of finance costs for our loans and secured line of credit that were not capitalized as part of real estate under development.

We recorded $87,000 in tax expense for the nine months ended September 30, 2021 compared to $218,000 in tax expense for the nine months ended September 30, 2020.

Net loss attributable to common stockholders increased by approximately $24.2 million to $12.3 million for the nine months ended September 30, 2021 from net income of $11.9 million for the nine months ended September 30, 2020 as a result of the changes discussed above, principally due to the gain on sale of the school condominium to the SCA in April 2020.

Liquidity and Capital Resources

COVID-19 Pandemic, Liquidity and Going Concern

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2021, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Quarter Report on Form 10-Q.  Given the impacts of COVID-19, during the quarter ended September 30, 2021, certain events of default existed under the 77 Greenwich Construction Facility, Mezzanine Loan and Corporate Credit Facility, creating substantial doubt about our ability to continue as a going concern (see Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for a discussion regarding the events of defaults and the terms of the related forbearance agreements.) In October 2021, we refinanced the 77 Greenwich Construction Facility and amended the Mezzanine Loan and Corporate

Credit Facility, with the result being that the events of default described above were deemed waived or cured. See Note 13 – Subsequent Events to the condensed consolidated financial statements for further information. Further, although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021, our condominium offering plan has been declared effective, closing of residential condominium units has commenced and is ongoing, and residents have begun to move into the building.  However, we have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances.  Although there are no assurances that any transactions will be completed on acceptable terms or at all, we are currently exploring pursuing a variety of capital raising and other transactions, including the sale of certain assets or interests in assets, capital raises through equity offerings, including the recently announced rights offering and our ATM Program, debt borrowings, refinancings and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.

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

As of September 30, 2021, we had total cash and restricted cash of $12.6 million, of which approximately $917,000 was cash and cash equivalents and approximately $11.7 million was restricted cash. As of December 31, 2020, we had total cash and restricted cash of $16.1 million, of which approximately $6.5 million was cash and cash equivalents and approximately $9.6 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on condominium sales at 77 Greenwich and tenant related security deposits.

See Note 13 – Subsequent Events to our consolidated financial statements for information on the private placement transaction and rights offering of common stock and Part II. Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q for further information regarding our liquidity.  As of October 31, 2021, we had total cash and cash equivalents of approximately $3.0 million and approximately $10.5 million of restricted cash.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, which provided for an increase by $25.0 million subject to satisfaction of certain conditions and the consent of the CCF Lender. Draws under the Corporate Credit Facility were originally permitted to be made during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The Corporate Credit Facility provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the Closing Date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of September 30, 2021, we had paid $1.85 million of the commitment fee. The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid.

At September 30, 2021, the Corporate Credit Facility had an outstanding balance of $35.75 million, excluding deferred finance fees of $3.2 million, and an effective interest rate of 9.63%. Accrued interest totaled approximately $3.0 million at September 30, 2021.  (See Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion).

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the Corporate Credit Facility if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to December 22, 2022, was amended to combine the Corporate Credit Facility and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any. See Note 13 – Subsequent Events to the consolidated financial statements for details regarding a further amendment.

In connection with the Corporate Credit Facility, we also entered into a warrant agreement with the CCF Lender pursuant to which we issued to the CCF Lender ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock.  In connection with the Corporate Facility Amendment, the exercise price of the Warrants was amended from $6.50 per share to $4.50 per share, payable in cash or pursuant to a cashless exercise (see Note 10 – Stockholders Equity – Warrants to the consolidated financial statements for further discussion regarding the warrants).

As of September 30, 2021, we were in compliance with all covenants of the Corporate Credit Facility, except for the CCF Defaults, which, together with the related CCF Forbearance Agreement, are described in Note 5 – Loans Payable and Secured Line of Credit to the consolidated financial statements. On October 22, 2021, in connection with the refinancing of the 77 Greenwich Construction Facility, the Company entered into an amendment to the Corporate Credit Facility.  As a result of the refinancing transaction, the CCF Defaults no longer exist. See Note 13 – Subsequent Events to the consolidated financial statements for further information.

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, comprised of a $52.4 million mortgage loan and a $15.4 million mezzanine loan bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020. In June 2020, the maturity of the 237 11th mortgage loan was extended to June 2021 and amended to include a delayed draw facility of $4.25 million. In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%.  In June 2021, we repaid the 237 11th mortgage loan’s balance of $56.4 million in full and paid an exit fee of $567,000.

Simultaneously, in June 2021, in connection with the refinancing of the 237 11th mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The 237 11th Loans have an initial term of two years and has three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There is an outstanding balance of $48.7 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at September 30, 2021.

From time to time, properties that we own, acquire or develop may experience defects, including concealed defects, or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.   The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier and its administrator, alleging that they breached the insurance policy by denying coverage and requesting a declaration that they are obligated to cover the claimed damage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  A mediation process commenced at the end of February 2021 with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to potentially settle the case involving those parties.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019. Remediation and restoration work was delayed for two months in 2020 due to the temporary shutdown of non-essential construction projects in New York from April to June, which resulted in a delay in commencement of our leasing up of the property.   Future delays would have a similar impact.  As of September 30, 2021, remediation work is complete, other than a few specific units.  We have seen a significant increase in traffic to view these units since they became available in May 2021 and we have already leased most of the remediated units. During the three and nine months ended September 30, 2021, we collected 100% of rent due.  As of October 31, 2021, the property was approximately 92.4% leased.

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”).  We drew down proceeds as costs related to the construction of the new mixed-use building were incurred. There was an outstanding balance of approximately $159.4 million and $139.0 million on the 77 Greenwich Construction Facility at September 30, 2021 and December 31, 2020, respectively.  See Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.  As of September 30, 2021, we were in compliance with all covenants of the 77 Greenwich Construction Facility, except for the Senior Loan Defaults, which, together with the related 77 Greenwich Forbearance Agreement, are described in Note 5 – Loans Payable and Secured Line of Credit to the consolidated financial statements.  As a result of the refinancing transaction in October 2021, the 77 Greenwich Construction Facility was repaid in full and the Senior Loan Defaults were deemed to have been waived.  See Note 13 – Subsequent Events to the consolidated financial statements for further information.

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed "essential" construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  We are receiving our TCOs in stages which we anticipate will continue through 2022, with TCOs having been received in March 2021 and June 2021, respectively, which covers floors 11-26 and 28, the lobby, mechanical rooms and portions of the cellar.  Floors 27, 29-34 and 36-39 have passed inspection and a TCO for these floors is currently pending with the Department of Buildings.

Upon the granting of our first TCO in March 2021 and 16 units under contract, our offering plan was declared effective. We submitted our request to create separate tax lots to the department of finance and the tax lots were created. We closed on the sale of one residential condominium unit during the third quarter of 2021 and expect additional closings on the residential condominium units for which we have TCOs to continue throughout the fourth quarter of 2021 and beyond.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally for the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility. The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, was 9.44% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Accrued interest totaled approximately $867,000 at September 30, 2021 (see Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion). Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the Corporate Credit Facility. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

As of September 30, 2021, we were in compliance with the covenants of the Mezzanine Loan, except for the Mezzanine Loan Defaults, which, together with the related Mezzanine Loan Forbearance Agreement, are described in Note 5 – Loans Payable and Secured Line of Credit to the consolidated financial statements. On October 22, 2021, in connection with the refinancing of the 77 Greenwich Construction Facility, the Company entered into an amendment to the Mezzanine Loan which, among other things, increased the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflects interest previously accrued under the original Mezzanine Loan. As a result of the refinancing transaction in October 2021, the Mezzanine Loan Defaults were deemed to have been waived. See Note 13 – Subsequent Events to our consolidated financial statements for further information.

Secured Line of Credit

Our $12.75 million secured line of credit with Sterling National Bank is secured by the Paramus, New Jersey property.  In March 2021, we entered into an amendment to extend the maturity date to March 2022. The secured line of credit, which prior to the amendment, bore interest at 200 basis points over the 30-day LIBOR, now bears interest at the prime rate, currently 3.25%.  The secured line of credit is pre-payable at any time without penalty. As of September 30, 2021, the secured line of credit had an outstanding balance of $11.95 million and an effective interest rate of 3.25%.  We have historically extended this loan on an annual basis. Although there can be no assurances as to the future, we have a good relationship with our lender and expect to once again extend this loan in advance of its maturity date.

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

At-The-Market Equity Offering Program

In August 2021, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $10.0 million in shares of our common stock.

During the three and nine months ended September 30, 2021, we sold 149,757 shares of our common stock for aggregate gross proceeds of approximately $306,000 (excluding approximately $144,000 in professional and brokerage fees) at a weighted average price of $2.04 per share. As of September 30, 2021, approximately $9.7 million of our common stock remained available for issuance under the ATM Program.

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Net cash used in operating activities decreased by approximately $5.6 million to $1.4 million for the nine months ended September 30, 2021 from $7.0 million for the nine months ended September 30, 2020. This decrease was mainly due to an increase in accounts payable and accrued expenses and pension liabilities of $7.1 million over the same period last year, partially offset by a decrease in receivables and prepaid expenses and other assets, net of $2.6 million over the same period last year.

Net cash used in investing activities decreased by approximately $18.9 million to $29.5 million for the nine months ended September 30, 2021 from $48.4 million for the nine months ended September 30, 2020. The decrease in cash used in investing activities was primarily due to our investment in our joint venture for The Berkley in connection with the pay-down of $5.4 million in debt and our $5.2 million investment in 250 North 10th JV during the nine months ended September 30, 2020 as well as $9.0 million less in net additions to real estate this period compared to the same period last year, partially offset by a decrease of $643,000 of deferred real estate deposits on the residential condominiums compared to the nine months ended September 30, 2020.

Net cash provided by financing activities decreased by approximately $27.4 million to $27.5 million for the nine months ended September 30, 2021 from $54.9 million for the nine months ended September 30, 2020. The decrease in cash provided by financing activities primarily relates to the $20.4 million, $58.7 million and $3.3 million in borrowings from the 77 Greenwich Construction Facility, the New 237 11th Loans and the 237 11th Loan, respectively, during the nine months ended September 30, 2021 as compared to borrowing $34.0 million, $30.3 million, $5.2 million and $243,000 in proceeds from the Corporate Credit Facility, 77 Greenwich Construction Facility, 250 North 10th Note and the Paycheck Protection Program loan, respectively, during the nine months ended September 30, 2020.  This was partially offset by the payment of the 237 11th Loan of $56.4 million during the nine months ended September 30, 2021 compared to repaying the $15.4 million 237 11th mezzanine loan and $2.5 million on the Secured Line of Credit during the nine months ended September 30, 2020.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and our U.S. federal NOLs as of September 30, 2021 were approximately $244.3 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through September 30, 2021, we have utilized approximately $23.8 million of the federal NOLs. Pursuant to the TCJA, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, we had released our valuation allowance of $3.1 million in 2017 which was formerly reserved against our AMT credit carryforwards. We had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with this valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019 and the balance of approximately $1.5 million in July 2020.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law.  The CARES Act accelerated the ability of corporations to recover AMT credits, permitting a full refund for tax years 2018 and 2019.  The CARES Act also included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carrybacks and carryforwards, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Management is monitoring the impact that the CARES Act may have on the Company. The CARES Act did not have a material impact on our financial position, results of operations, or cash flows for nine months ended September 30, 2021 and the year ended December 31, 2020.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $65.8 million was recorded as of September 30, 2021.

We believe that certain of the transactions that occurred in connection with our emergence from bankruptcy in September 2012, including the rights offering and the redemption of the Syms shares owned by the former majority shareholder of Syms in accordance with the plan of reorganization, resulted in us undergoing an “ownership change,” as that term is used in Section 382 of the Code. However, while the analysis is complex and subject to subjective determinations and uncertainties, we believe that we should qualify for treatment under Section 382(l)(5) of the Code. As a result, we believe that our NOLs are not subject to an annual limitation under Section 382. However, if we were to undergo a subsequent ownership change in the future, our ability to utilize our NOLs could be subject to limitation under Section 382. In addition, the TCJA limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income (computed without regard to the net operating loss deduction) for the taxable year. However, the CARES Act suspended the 80% limitation on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report on or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” “continues,” or “explores,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	risks and uncertainties as to the terms, timing, structure, benefits and costs of any capital raising or strategic transaction and whether one will be consummated on terms acceptable to us or at all;

●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	our ability to execute our business plan, including as it relates to the final stages of development and close out of and continued residential condominium sales at 77 Greenwich;
●	risks associated with our debt, including the risk of defaults on our obligations and debt service requirements;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	the impact of COVID-19;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;

●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

b)Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from July 1, 2021 to September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited amount of unrestricted cash and liquidity and variable cash needs.  If we are not successful in raising additional capital, receiving significant amounts on account of our claims involving 237 11th and/or consummating a strategic transaction in a timely manner, we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  Any such event would have a material adverse effect on our business and financial condition.

We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances. We are currently exploring pursuing a variety of capital raising and other transactions, including the sale of assets or interests in assets, capital raises through equity offerings, including the recently announced rights offering and our ATM Program, debt borrowings, refinancings and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.  However, there is no assurance that we will be successful in obtaining capital sufficient to meet our operating needs or consummating any such strategic transaction, in each case, on terms or a timeframe acceptable to us or at all. If we are not successful in raising additional capital, at the asset level and/or corporate level, receiving significant amounts on account of our claims involving 237 11th and/or consummating a strategic transaction in a timely manner, and depending on how much capital is raised in the recently announced rights offering and our ATM Program, we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations. See Note 1 – Business to our consolidated financial statements for more information regarding the impact of the pandemic, our ability to continue as a going concern and related matters.

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

Since inception of the stock repurchase program through September 30, 2021, the Company has repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of September 30, 2021, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rune 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities

See discussion of CCF Defaults, Senior Loan Defaults and Mezzanine Loan Defaults in “Note 5 – Loans Payable and Secured Line of Credit” and “Note 13 – Subsequent Events” under “Part I, Item 1. Notes to Condensed Consolidated Financial Statements”, which is incorporated in this item by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 10, 2021, the Company entered into an amendment to the Corporate Credit Facility (“Corporate Credit Facility Amendment”) pursuant to which, among other things, (i) the MOIC amount due upon final repayment of the Corporate Credit Facility loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the Corporate Credit Facility used to calculate the MOIC was reduced to $35.75 million.  The foregoing description of the Corporate Credit Facility Amendment is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached herewith as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

10.2

Master Loan Agreement, dated as of October 22, 2021 by and between TPHGreenwich Owner LLC, as borrower, and Macquarie PF Inc., as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on October 25, 2021).

10.3

Guaranty of Payment and Completion, dated as of October 22, 2021, by TPHGreenwich Owner LLC, as borrower, and Trinity Place Holdings Inc., to and for the benefit of Macquarie PF Inc., as lender and administrative agent (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by us on October 25, 2021).

10.4

Interest and Carry Guaranty, made as of October 22, 2021 by Trinity Place Holdings Inc. to Macquarie PF Inc. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by us on October 25, 2021).

10.5

Amended and Restated Mezzanine Loan Agreement, dated as of October 22, 2021 by and among TPHGreenwich Subordinate Mezz LLC, as borrower, TPHGreenwich Mezz LLC, as additional pledger, TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by us on October 25, 2021).

10.6*

Amendment No. 2 to Credit Agreement, dated as of December 22, 2020, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent.

10.7

Amendment No. 3 to Credit Agreement, dated as of October 22, 2021, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.5 of the Form 8-K filed by us on October 25, 2021).

10.8*

Amendment No. 4 to Credit Agreement, dated as of November 10, 2021, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent.

10.9

Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of October 22, 2021 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.6 of the Form 8-K filed by us on October 25, 2021).

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (audited), (ii)  Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited), (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited),  (v) Notes to Consolidated Financial Statements (unaudited) and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: November 12, 2021	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 12, 2021	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)