Form 10-K
period 2021-12-31
Trinity Place Holdings Inc.
filed 2022-03-31
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ⌧

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $49,736,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ⌧ No ◻

As of March 31, 2022, there were 36,836,146 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

PART I

Item 1.       BUSINESS

Overview

Trinity Place Holdings Inc., which we refer to in this Annual Report on Form 10-K as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley”), which is under contract for sale, and a 10% interest in a recently built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”). In addition, we own a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $247.5 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2021, which can be used to reduce our future taxable income and capital gains.

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

COVID-19 Pandemic, Management’s Plans and Liquidity

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2022, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Annual Report on Form 10-K.  During 2021, we closed a number of transactions to bolster our liquidity and refinance debt obligations, through the sale of approximately $6.5 million of our common stock in a private placement and a rights offering and the refinancing of our senior loan on 237 11th and our 77 Greenwich construction loan, under which several events of default relating to sale pace covenants and other matters had occurred.  Additionally, although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts increased in 2021, and we closed on 14 residential condominium units in 2021 and have closed on three additional residential condominium units as of March 31, 2022, and residents are moving into their respective units.

As of December 31, 2021, we had total cash and restricted cash of $24.8 million, of which approximately $4.3 million was cash and cash equivalents and approximately $20.5 million was restricted cash. At this time, we believe our existing balances of cash and cash equivalents, together with proceeds that may be raised from the sale of The Berkley, which is under contract and currently anticipated to close in April 2022, debt issuances and/or refinancings, including refinancing the property at 237 11th and the Paramus line of credit, equity issuances, including under our ATM program, dispositions of other properties or assets, sales of the larger, higher floor condominium units at 77 Greenwich and/or sales of partial interests in properties will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, and the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, and the impact of such matters on residential sentiment in New York City in particular.

Business and Growth Strategies

Our primary business objective is to maximize the risk adjusted, time adjusted return on investment in our portfolio of properties and new acquisitions and investments across all points of the economic cycle. Our strategies to achieve this objective include the following:

●	Legacy Properties. Continue the development, sale and closing of residential condominium units at 77 Greenwich and the development, redevelopment, repositioning and potential disposition of our legacy retail property in Paramus, New Jersey;
●	New Acquisitions and Investments. Identify additional acquisition and investment opportunities, including high-quality, multi-family real estate in New York City and other select submarkets, that is designed to meet the demands of today’s tenants who desire newly constructed and efficiently designed apartment buildings located in close proximity to public transportation, and manage those facilities so as to become the landlord of choice for existing and prospective tenants. We may also identify retail and office properties that present opportunities for us to leverage our redevelopment, development and repositioning expertise. From time to time we may selectively consider opportunistic acquisitions of assets which increase our market share or provide access to new markets, which exhibit an opportunity to improve or preserve returns through repositioning through a combination of capital improvements and shift in marketing strategy, changes in management focus and leasing, as well as assets or interests in assets that offer strong long-term fundamentals, but which may be out of favor in the short term;
●	Joint Ventures. Continue to explore joint venture opportunities with existing property owners in desirable locations, who seek to benefit from our deep market knowledge along with our management expertise, and with strategic institutional partners, leveraging our skills as owners and operators; and
●	Capital Structure. Enhance our capital structure through a variety of sources of capital, including debt and equity, and proactively manage our debt maturities.

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

In March 2016, we satisfied our final payment and reserve obligations under the Plan.  In February 2018, the bankruptcy court entered the final decree pursuant to which the chapter 11 cases of the reorganized debtors were closed. In January 2020, we made our final payment of $109,000 to the multiemployer pension plan claim, which was the final legacy claim of the Plan to be paid. As of December 31, 2021, the Syms sponsored pension plan was overfunded for accounting purposes by approximately $1.6 million (see Note 8 – Pension Plans to our consolidated financial statements for further information).

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

Human Capital Resources

As of December 31, 2021, we had a total of nine employees, all of which were full-time, in executive, management, finance, accounting, operations and administrative capacities.  Subsequent to year end, our staffing was reduced to seven full-time and two part-time employees.

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

Risk Factors Related to Our Business

Our business, financial condition, results of operations and stock price have been and may continue to be adversely impacted by the outbreak of COVID-19 and such impact could continue to be material.

The impact of the outbreak of COVID-19 on our results and operations has been and may continue to be significant. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets and new information with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic may continue to impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict, including, but not limited to, the impact on sales of residential condominium units at our most significant asset, 77 Greenwich, which has been material, the impact on the timeline for construction of 77 Greenwich; the impact on the timing of the 237 11th litigation due to backlog in the New York City court system and the slowdown in judicial proceedings, and the receipt of any payments we may receive in connection with the litigation; our ability to obtain maturity extensions and covenant modifications with respect to our loan agreements, if needed, on acceptable terms; increased operating costs related to cleaning and disinfecting our properties; the effect of the pandemic on the Company’s tenants and their ability to make rental payments; and the impact of decisions of the NYC Rent Guidelines Board on our ability to raise rents. See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – COVID-19 Pandemic, Management’s Plans and Liquidity for further information.

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

Our revenue generating activities have not yet produced sufficient funds for profitable operations. In addition, we are required to set aside specified minimum levels of liquidity, inclusive of cash and line of credit capacity, in connection with the development and financing of 77 Greenwich, subject to release in certain circumstances.  As of December 31, 2021, this amount was $4.0 million. As a result, these amounts are not available for investment or operating activities. Accordingly, our continued operation will be dependent upon the success of future operations and will require raising additional capital on acceptable terms. We have relied and will continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of capital will be available to us on commercially favorable terms should our capital requirements exceed cash available from operations, proceeds from the sale of The Berkley, which is currently under contract, and existing cash and cash equivalents. In addition, our inability to access the capital markets on favorable terms, because of a low stock price, unfavorable market conditions or otherwise, could affect our ability to execute our business plan as scheduled. If we are unable to raise capital on market terms, or if the sale of The Berkley does not close timely, our ability to run our operations and/or grow through new acquisitions and investments, and thus become profitable, could be materially adversely impacted.

A significant part of our current business plan is focused on completion of the development of and the sale of condominiums at 77 Greenwich, and an inability to execute this business plan due to adverse trends in the New York City residential condominium market or otherwise could have a material adverse effect on our financial condition and results of operations.

Our business plan includes the development or redevelopment of our legacy commercial real estate properties and in particular completion of the development of and the sale of condominiums at 77 Greenwich, which currently is our largest asset. As a result, our revenues and future growth are heavily dependent on the success of implementing our business plan for 77 Greenwich.

77 Greenwich consists of 90 luxury residential condominium apartments, in addition to a retail condominium unit and a New York City elementary school condominium unit.  A variety of factors determine New York City residential condominium trends and will impact the sales and pricing of the residential condominium units at 77 Greenwich. These factors include, among others, available supply, changes in interest rates, the availability of home mortgages, foreign exchange rates, foreign buyer patterns, local employment trends, and prices and velocity of sales. Sales of residential condominium units in general, and in particular in New York City, have historically experienced greater volatility than detached single family houses, which may expose us to more risk.  These and other factors fluctuate over time. Based on a number of reports, there is a historically high number of unsold units in newly constructed luxury residential condominiums in New York City, which has resulted in demand and pricing pressures. When we commenced sales in the spring of 2019, the New York City market was in a period of softness, in particular downtown Manhattan.  This was exacerbated by the impact of the COVID-19 pandemic.  Due to current market conditions in New York City, several competing residential condominium projects located in downtown Manhattan, specifically in the Financial District, have been put on hold.  The status of unsold residential condominium units in 2022 and beyond is inherently uncertain. Closings on sales commenced in September 2021 and are ongoing.  An inability to successfully execute our business plan with respect to 77 Greenwich would likely have a material adverse effect on our financial condition and results of operations.

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

Our loan agreements contain a number of financial and other restrictive covenants, including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding corporate loan to value, net worth and liquidity. These covenants may limit our flexibility to pursue certain acquisitions or investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our indebtedness could be declared due and payable.  In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. If we were to default under our loan agreements, our financial condition would be adversely affected.

Investment returns from 77 Greenwich and other properties we may acquire and/or develop may be less than anticipated.

Our development of 77 Greenwich and other properties we acquire and/or develop are exposed to risks, including the following:

●	we may sell residential condominium units at 77 Greenwich and other acquired or developed properties at prices, and/or lease commercial and residential properties at current or future rents, that are less than the prices or rents projected at the time we decide to undertake the acquisition or development;
●	the velocity of leasing at commercial and residential properties, and/or condominium sales at 77 Greenwich or future acquisition or development properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all; and
●	operating expenses and real estate taxes may be greater than projected at the time of acquisition or development, resulting in our investment being less profitable than we expected.

Our investment in property development for 77 Greenwich and other properties may be more costly than anticipated.

We intend to continue to develop or redevelop our current and future properties. Our current and future development and construction activities, including with respect to 77 Greenwich, may be exposed to the following risks:

●	we may be unable to proceed with the development of properties other than 77 Greenwich because we cannot obtain financing on favorable terms, or at all;
●	we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates, increased materials, labor, leasing or other costs, and increases in unforeseen costs such as those related to the supply chain disruption and COVID-19, which could make completion of the project less profitable because market rents or condominium unit sales prices, as applicable, may not increase sufficiently to compensate for the increase in construction costs;
●	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;
●	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;
●	we may expend funds on and devote management’s time to projects which we do not complete;
●	we may be unable to complete construction and/or leasing of our rental properties and sales of our condominium projects (currently limited to 77 Greenwich) on schedule, or at all; and
●	we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

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

In addition, if our competitors offer space at net effective rental rates below our current net effective rental rates or market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce net effective rental rates below our current rates or offer incentives in order to retain tenants upon expiration of their leases or to attract new tenants. Our results of operations and cash flow may be adversely affected as a result of these factors.

We may be unable to lease vacant space, renew our current leases, or re-lease space as our current leases expire.

Leases at our properties may not be renewed or such properties may not be re-leased at favorable rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from the remediation of damaged units, tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, our financial condition, results of operations and cash flows could be materially adversely affected. There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources that compete with us in seeking tenants who we desire to lease space in our properties.

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

Properties we acquire may be subject to known or unknown liabilities with no or minimal recourse to the seller. As a result, if a property is damaged, we may need to pay to have it repaired, and our ability to recover any such payments through insurance, indemnities, litigation or otherwise is uncertain. We have purchased one property subject to unknown construction defects due to water penetration in the walls, 237 11th, and there can be no assurance that we will not do so again. During the pendency of repairs, units were unable to be leased, and following completion of repairs, they needed to be re-leased. Also, if a liability was asserted against us arising from our ownership of a property, we might have to pay substantial sums to settle it. Unknown liabilities with respect to properties acquired might include:

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

With respect to certain types of properties in New York City, solely by virtue of the real estate tax exemption under RPTL Section 421-a, the Rent Guidelines Board of New York City, approves renewal lease rent increases.  In 2021, the Rent Guidelines Board approved no increase for the first 6 months, a 1.5% increase for the remaining 6 months on 12-month lease renewals and a 2.5% increase on 24-month lease renewals.  In 2020, the Rent Guidelines Board approved no increase on 12-month lease renewals and no increase for the first year and a 1% increase for the second year of 24-month lease renewals.

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

There is a proposed New York State bill (Good Cause Eviction), which, if passed may impose restrictions on rent increases and the right not to renew market rate unit leases. If passed, there will be restrictions on an owner’s ability to grow market rents.

Competition for new acquisitions and investments may reduce the number of opportunities available to us and increase the costs of those acquisitions and investments.

We face competition for acquisition and investment opportunities from other investors, particularly those investors who are willing to incur more leverage. This competition may adversely affect us by subjecting us to the following risks:

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

We may acquire interests in properties, individual properties and portfolios of properties, including potentially large portfolios that could significantly increase our size and alter our capital structure. Our acquisition and investment activities may be exposed to, and their success may be adversely affected by, the following risks:

●	we may be unable to finance acquisitions, investments and developments of properties, including with respect to raising capital to contribute as equity, on favorable terms or at all;
●	we may be unable to complete proposed acquisitions or other transactions due to an inability to meet required closing conditions;
●	we may expend funds on, and devote management time to, opportunities which we do not complete, and which may include non-refundable deposits;
●	we may be unable to lease our acquired properties on the same terms as contemplated as part of our underwriting;
●	properties that we acquire or in which we invest may fail to perform as we expected;
●	our estimates of the costs we incur in renovating, improving, developing or redeveloping acquired properties may be inaccurate;
●	we may not be able to obtain adequate insurance coverage for acquired properties; and
●	we may be unable to quickly and efficiently integrate new acquisitions, investments and developments, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

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

The phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.  The U.S. Dollar Libor will continue to be published until 2023.  It is not possible to predict the effect of these changes or the establishment of alternative reference rates.

The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, and on which the Securities and Exchange Commission (“SEC”) staff and other regulators participate, has proposed an alternative rate, the Secured Overnight Financing Rate (“SOFR”), to replace U.S. Dollar LIBOR. Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. It is also uncertain whether SOFR or any other alternative rate will gain market acceptance. In addition, although our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. We may also need to renegotiate our LIBOR based obligations, which we may not be successful in doing on a timely basis or on terms acceptable to us.

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

We had approximately $247.5 million of federal NOLs as of December 31, 2021. Section 382 of the Internal Revenue Code (the “Code”), limits the ability of a company to utilize its NOLs after an ownership change. For purposes of Section 382, an ownership change occurs if the percentage of the stock of the company owned by persons holding 5% or more of the stock increases by more than 50 percentage points over a rolling three year lookback period.  Generally, if an ownership change occurs, the annual taxable income limitation on our use of NOLs is equal to the product of the applicable long-term tax exempt rate and the value of our stock immediately before the ownership change. If we undergo an ownership change, our ability to utilize our NOLs would be subject to significant limitations. In addition, the 2017 tax legislation known as the Tax Cuts and Jobs Act (the “TCJA”) limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year, and eliminated the ability of taxpayers to carryback such NOLs to prior years. These limitations were modified by the “Coronavirus Aid, Relief, and Economic Security (CARES) Act,” signed into law on March 27, 2020. The CARES Act suspended the 80% limitation on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years.

Political and economic uncertainty, and developments related to outbreaks of contagious diseases, including COVID-19, could have an adverse effect on us.

We cannot predict how current and future political and economic uncertainty, including uncertainty related to taxation and increases in interest rates, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including consumer confidence and the volatility of the stock market and real estate market. In addition, we cannot predict the continued impact of COVID-19 or the potential outbreak of other contagious diseases in the future.

These issues may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants and an impact on potential purchases of our residential condominium units. In the event political and economic uncertainty results in financial turmoil affecting the banking system and financial markets or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.

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

Our common stock, currently listed on the NYSE American, is thinly traded. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. In addition, we may determine the benefits of listing our shares on the NYSE American do not merit the associated costs.  As a result of these factors, stockholders may not be able to resell their common stock. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock, as was the case in 2018 through 2021 when our stock price decreased significantly on low volume. For instance, our stock price has ranged from a high of $7.45 per share in May 2018, to a low of $1.11 per share in April 2020 even though we believe we have executed our business plan and significantly de-risked our development of 77 Greenwich. Volatility in the market price of our common stock and lack of liquidity may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price of our common stock could fluctuate significantly for various reasons, many of which are beyond our control, including:

●	changes in the real estate markets in which we operate, especially New York City;
●	our ability to develop or redevelop or successfully sell units in 77 Greenwich or at other properties in the future;
●	our ability to identify new acquisition and investment opportunities and/or close on those acquisitions or investments;
●	the potential issuance of additional shares of common stock including at prices that are below the then-current trading price of our common stock;
●	volatility in global and/or U.S. equities markets;
●	our financial results or those of other companies in our industry;
●	the public’s reaction to our press releases and other public announcements and our filings with the SEC;
●	new laws or regulations or new interpretations of laws or regulations applicable to our business;
●	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;
●	sales of common stock by our executive officers, directors and significant stockholders;
●	changes in generally accepted accounting principles, policies, guidance, or interpretations; and
●	other factors described in our filings with the SEC, including among others in connection with the risks noted in this Annual Report on Form 10-K.

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

We may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which were redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank check preferred stock. Outstanding as of December 31, 2021 were 36,626,549 shares of our common stock, one share of special stock, and warrants to purchase 7,179,000 shares of our common stock.

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

A decline in the price of our common stock, whether as a result of market conditions, sales of a substantial number of shares of our common stock, or other reasons, may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, which would impair our ability to raise capital.

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

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. In addition, pursuant to the terms of the credit agreement and letter agreement we entered into in December 2019, as amended, with the lender under our Corporate Credit Facility (the “CCF Lender”), the CCF Lender has the right to elect one director to the board of directors, or, at the election of the CCF Lender, a board observer, so long as certain conditions are met as described in more detail in Note 10 – Loans Payable and Secured Line of Credit and Note 11 – Stockholders’ Equity. As a result, for so long as these board appointment rights are in effect, Third Avenue and the CCF Lender may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

Below is certain information regarding our real estate properties as of December 31, 2021:

		Building Size
		(estimated		Leased at
		rentable	Number of	December 31,
Property Location	Type of Property	square feet)	Units	2021
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	—	—	N/A

Paramus, New Jersey (2)	Property under development	77,000	—	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	97.1%

Total		157,000	105

Joint Ventures

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	100.0%

250 North 10th Street, Brooklyn, New York - 10% (5)	Multi-family	158,000	234	96.6%

Total		223,000	329

Grand Total		380,000	434
(1)	77 Greenwich. We are nearing completion of the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. As of December 31, 2021, all finishes were complete through the 34th floor and the 35th floor was prepped for wood flooring. As of March 2, 2022 we have received our temporary certificates of occupancy (“TCOs”) for floors 11-36, the lobby, mechanical rooms and portions of the cellar and anticipate receiving TCOs for the balance of the development through completion of the project. We have also completed the build-out and furnishing of the model units and moved the sales gallery to the building. The attorney general’s office approved our condominium offering plan in April 2019. Marketing of residential units for sale commenced during the spring 2019 and we have closed on 17 residential condominium units through March 31, 2022. Closings are ongoing and residents have begun to move into their respective units. Although sales activity has begun to increase from 2020 levels, through December 31, 2021 sales activity was adversely impacted by the pandemic and the local New York City economy. In December 2017, we closed on a $189.5 million construction facility. The facility had a balance of $157.0 million at the time it was repaid in full as part of the Company’s October 2021 refinancing transaction with Macquarie PF Inc. pursuant to which we were extended credit in the amount of up to $166.7 million. We borrowed $133.1 million on the closing date of the 77 Mortgage Loan (defined below) and the balance of the funds used to repay the facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan as well as funds raised through the Private Placement. The $33.6 million remaining availability on the 77 Mortgage Loan will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold. The 77 Mortgage Loan had a balance of $125.4 million at December 31, 2021.

Prior to the COVID-19 related shutdown of all non-essential construction by New York State in early April 2020, the residential condominium units were scheduled to be completed by the end of 2020.  Future delays in construction may result in a delay in our ability to complete the construction project on its anticipated timeline and our ability to sell residential condominium units.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.1 million had been paid to us by the SCA as of December 31, 2021 with approximately $450,000 remaining to be paid. We have also received an aggregate of $50.6 million in reimbursable construction costs from the SCA through December 31, 2021.  The SCA closed on the purchase of the school condominium unit from us in April 2020, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school.  The pace of completion of the buildout by the SCA has been impacted by COVID-19 and the school is currently anticipated to open in September 2022. Upon conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our deferred construction supervision fee.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) pursuant to a license agreement that began on June 1, 2016, which is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2023. The outparcel building is leased to a long-term tenant whose lease expires on March 31, 2023. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. During the year ended December 31, 2021, we collected 100% of rent due.

We are currently exploring options with respect to the Paramus property, including development or sale, among others.

(3)	237 11th Street. In May 2018, we closed on the acquisition of a recently built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, all of which is leased to Starbucks Inc. (NQGS:SBUX), an oral surgeon and a health and wellness tenant. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year Section 421-a real estate tax exemption.

Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, have not reached an agreement.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019.  As of December 31, 2021, remediation work was complete and the property was 97.1% leased.  During the year ended December 31, 2021, we collected approximately 100% of rent due.

(4)	223 North 8th Street. Through a joint venture, we own a 50% interest in the entity formed to acquire and operate The Berkley, a recently built 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. The Berkley is in close proximity to public transportation and offers a full amenity package. Apartments feature top-of-the-line unit finishes, central air conditioning and heating and most units have private outdoor space. The property benefits from a 25-year Section 421-a real estate tax exemption. During the year ended December 31, 2021, The Berkley collected 100% of rent due. In March 2022, our joint venture with Pacolet Milliken entered into a contract to sell the Berkley for $71,020,000. The closing, which is subject to usual closing conditions as well as approval from the Department of Housing Preservation and Development of the assignment of the regulatory agreement, is scheduled to occur in April 2022.
(5)	250 North 10th Street. Through a joint venture, we own a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. The property is four blocks from the Bedford Avenue L subway station and a short walk from the Metropolitan Avenue G subway station as well as the J, M, and Z trains at Marcy Avenue. It is located one block from The Berkley. Apartments feature top-of-the-line unit finishes including GE stainless steel appliances, caesarstone countertops, in-unit washers and dryers, individually zoned climate controls, floor to ceiling windows and oak hardwood floors. In addition, the property offers a full amenity package including a concierge, a resident’s lounge with roof deck, a fitness center, a café lounge and an expansive terrace, tenant storage, parking, and sweeping views of the neighborhood and Manhattan. The property has approximately six years remaining on its 15-year Section 421-a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the Section 421-a real estate tax exemption. During the year ended December 31, 2021, 250 North 10th Street collected approximately 95.5% of rent due.

Lease Expirations

As of December 31, 2021, we have one retail lease at our Paramus property with 4,000 square feet of leased space with annualized rent of $140,000 per year that expires in 2023, a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036, a third retail lease at the 237 11th property with 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032, and a retail lease at 77 Greenwich with 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2032. All our other leases are residential leases which expire within twelve or twenty-four months of the commencement date.

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

Outstanding Common Stock and Holders

As of March 31, 2022, we had 43,387,563 shares issued and 36,836,146 shares outstanding and there were approximately 138 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A detailed discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is not included herein and can be found in the Management's Discussion and Analysis section in the 2020 Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Overview

We are a real estate holding, investment, development and asset management company. Our largest asset is currently 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley) which is under contract for sale, and a 10% interest in a recently built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”). In addition we own a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties above for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $247.5 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2021, which can be used to reduce our future taxable income and capital gains.

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

Impact of COVID-19

Our business, financial condition, results of operations and stock price have been and may continue to be adversely impacted by the outbreak of COVID-19 and resulting restrictions and such impact could continue to be material. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets from the COVID-19 pandemic and new information that emerges with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on sales of residential condominium units at 77 Greenwich, which has been material, and the impact on the timing for construction of 77 Greenwich; the impact on the timing of the 237 11th litigation due to backlog in the New York City court system and the slowdown in judicial proceedings, and the receipt of any payments we may receive in connection with the litigation; increased operating costs related to cleaning and disinfecting our properties; the effect of the pandemic on our tenants and their ability to make rental payments; the impact of decisions of the NYC Rent Guidelines Board on our ability to raise rents; our ability to raise capital in the form of equity, debt, asset sales or otherwise on acceptable terms or at all and our ability to enter into strategic or other transactions. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations and stock price, which has been and is anticipated to continue to be material, although in recent months we have seen indications of a recovery in the New York City real estate market and improvements in the financing markets, including our ability to successfully refinance our 237 11th mortgage loan in June 2021 and our 77 Greenwich construction facility in October 2021.  See Note 1 – Business to our consolidated financial statements and Part II. Item 1A. Risk Factors, of this Annual Report on Form 10-K for further information.

Vacancy rates for multi-family properties across all boroughs of New York City increased since the start of the COVID-19 pandemic, with the largest increases in Manhattan. The work from home phenomenon resulted in significant number of people moving out of urban areas to suburban areas. This drove a drop in rental rates and an increase in concessions resulting in lower net effective rents, primarily on new leases. In recent months, with the implementation of COVID-19 vaccination programs and companies encouraging employees to return to the office, more potential tenants are moving back into New York City, which has resulted in an increase in face rents and a reduction in concessions. New York State imposed a moratorium on tenant evictions in March 2020 which has been extended several times, and was in place until January 15, 2022. Rent collections at our properties have been strong and in line with pre-pandemic collection rates.  Notwithstanding these broader market trends, signs of distress, including discounted sales prices and debt workouts, in the New York City investment market have been almost non-existent over the past year. Multi-family property sales transaction volumes increased in 2021 compared to 2020 and properties are being sold at record prices.

Transactions, Development and Other Activities During 2021

Continued Progress in Development of 77 Greenwich

As of December 31, 2021, all residential unit finishes were complete through the 34th floor and the 35th floor was prepped for wood flooring.  We have received our TCOs for floors 11-30 and 32-34, the lobby, mechanical rooms and portions of the cellar and anticipate receiving TCOs for the balance of the development through completion of the project. The project was approximately 92% complete at December 31, 2021.

Other Activities

●	In June 2021, we refinanced the senior loan on 237 11th with a $60.0 million loan from a new lender. Remediation work was completed as of December 31, 2021 and the property was 97.1% leased. We also signed a lease for the remaining retail space such that the retail space was 100% leased as of December 31, 2021. See Item 2. Properties above for additional information.
●	In October 2021, we closed on a new $166.7 million inventory loan for 77 Greenwich and repaid the more expensive construction loan. The new loan has no sales pace or financial covenants for the first 18 months.
●	Simultaneous with the closing of the inventory loan in October 2021, we closed on an increase of $22.0 million to our 77 Greenwich mezzanine loan with an affiliate of the lender under our Corporate Credit Facility and amended that facility.

●	In October 2021, we completed a private placement and raised approximately $4.8 million.
●	In December 2021, we completed a rights offering and raised approximately $1.7 million.
●	As of December 31, 2021, we had closed on the sale of 14 residential condominium units at 77 Greenwich, at an aggregate gross sales price of $24.8 million, and as of March 31, 2022 we had closed on three additional residential condominium units at an aggregate gross sales price of $6.3 million. Other units are under contract that are expected to close in the coming months, as they are completed and TCOs are received, allowing for their occupancy. Units that closed during 2021were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic. These units were completed first and were covered by the initial TCOs. Getting these units under contract allowed us to obtain approval from the New York State Attorney General and therefore start the closing process on residential units. All proceeds from the sales of residential condominiums are applied first to repayment of our 77 Greenwich Mortgage Loan (as defined below) until it has been repaid in full.

Results of Operations

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Rental revenues increased by approximately $1.6 million to $2.6 million for the year ended December 31, 2021 from $1.0 million for the year ended December 31, 2020. This consisted of an increase in rent revenues of approximately $1.6 million to $2.5 million for the year ended December 31, 2021 from $911,000 for the year ended December 31, 2020, partially offset by a decrease in tenant reimbursements of approximately $26,000 to $56,000 for the year ended December 31, 2021 from $82,000 for the year ended December 31, 2020. The increase in total revenues and its related components was due to higher occupancy, higher face rents and less rent concessions at 237 11th during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the progress made in remediating the construction related defects.

Other income increased by approximately $92,000 to $355,000 for the year ended December 31, 2021 from $263,000 for the year ended December 31, 2020 which consisted mainly of the forgiveness of our PPP Loan of $243,000 during the year ended December 31, 2021, partially offset by lower SCA construction supervision fees we recognized during the year ended December 31, 2021 in accordance with the revenue recognition policies effective after the closing on the sale of the school condominium to the SCA in April 2020.

In connection with the commencement of sales of residential condominium units at 77 Greenwich for the year ended December 31, 2021, we recorded gross sales proceeds of approximately $24.8 million. Units that closed during 2021were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic. These units were completed first and were covered by the initial TCOs. Getting these units under contract allowed us to obtain approval from the New York State Attorney General and therefore start the closing process on residential units.

Property operating expenses decreased by approximately $757,000 to $7.4 million for the year ended December 31, 2021 from $8.2 million for the year ended December 31, 2020. The decrease was principally due to reduced expenses associated with 237 11th, including approximately $3.7 million in lower costs incurred during the year ended December 31, 2021 compared to the year ended December 31, 2020 to repair the construction related defects and $220,000 less in other operating expenses.  These reductions were partially offset by increases of $220,000 in leasing commissions incurred as more apartment units at 237 11th were leased as they became fully remediated, as well as increases in general advertising and marketing expenses of $2.9 million related to the sale of residential condominium units at 77 Greenwich, $2.4 million of which was an out-of-period adjustment from prior years.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th as well as general advertising and marketing expenses.

Real estate tax expense for the year ended December 31, 2021 of $74,000 remained consistent with the year ended December 31, 2020 at $79,000.

General and administrative expenses decreased by approximately $463,000 to $4.5 million for the year ended December 31, 2021 from $5.0 million for the year ended December 31, 2020. For the year ended December 31, 2021, approximately $422,000 related to stock-based compensation, $2.4 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance and $597,000 related to legal, accounting and other professional fees.  For the year ended December 31, 2020, approximately $708,000 related to stock-based compensation, $2.5 million related to payroll and payroll related expenses, $980,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $788,000 related to legal, accounting and other professional fees which included approximately $200,000 of legal fees to resolve a legacy Syms claim related to the multiemployer pension plan.

Pension related costs decreased by approximately $278,000 to $67,000 for the year ended December 31, 2021 from $345,000 for the year ended December 31, 2020. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan.  See Note 8 – Pension Plan to our consolidated financial statements for further information.

In connection with the commencement of sales of residential condominium units at 77 Greenwich for the year ended December 31, 2021, we recorded cost of sales of approximately $24.4 million, which consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold.

Transaction related costs decreased by approximately $128,000 to $5,000 for the year ended December 31, 2021 from $133,000 for the year ended December 31, 2020. These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense for the year ended December 31, 2021 increased modestly by approximately $96,000 to $2.9 million for the year ended December 31, 2021 from $2.8 million for the year ended December 31, 2020.  For the year ended December 31, 2021, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $1.7 million and the amortization of lease commissions, acquired in-place leases and warrants of approximately $1.2 million.  For the year ended December 31, 2020, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $1.7 million and the amortization lease commissions, acquired in-place leases and warrants of approximately $1.1 million. The slight increase in depreciation and amortization expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to amortization of warrants.

Gain on sale of condominium of $24.2 million for the year ended December 31, 2020 consists of the sale of the school condominium to the SCA of $20.0 million and an additional gain of $4.2 million related to the recognition of our construction supervision fee. This gain was recorded upon the closing on the sale of the school condominium to the SCA in April 2020.

Equity in net loss from unconsolidated joint ventures decreased by approximately $1.0 million to $555,000 for the year ended December 31, 2021 from $1.6 million for the year ended December 31, 2020. Equity in net loss from unconsolidated joint ventures represents our 50% share in The Berkley and our 10% share in 250 North 10th.  For the year ended December 31, 2021, our share of the loss is primarily comprised of operating income before depreciation of $1.7 million offset by depreciation and amortization of $1.5 million, interest expense of $745,000 and the change in the fair market value of the interest rate swap of $77,000. For the year ended December 31, 2020, our share of the loss was primarily comprised of operating income before depreciation of $1.8 million offset by depreciation and amortization of $2.6 million and interest expense of $800,000.

Unrealized gain on warrants decreased by approximately $892,000 to $73,000 for the year ended December 31, 2021 from a $965,000 for the year ended December 31, 2020. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $1.6 million to $3.0 million for the year ended December 31, 2021 from $1.4 million for the year ended December 31, 2020.  For the year ended December 31, 2021, there was approximately $21.2 million of gross interest expense incurred, $18.2 million of which was capitalized into real estate under development, and $2,000 of interest income. For the year ended December 31, 2020, there was approximately $17.2 million of gross interest expense incurred, $15.7 million of which was capitalized, and $57,000 of interest income. The increase in gross interest expense was due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, which was refinanced in October 2021, as well as new borrowings under the 77 Mortgage Loan, Corporate Credit Facility, Mezzanine Loan and secured line of credit as described in more detail in “Liquidity and Capital Resources” section below.

Interest expense - amortization of deferred costs increased approximately $932,000 to $1.1 million for the year ended December 31, 2021 from $202,000 for the year ended December 31, 2020. The increase was principally due to deferred finance costs of $567,000 that were expensed in June 2021 due to the refinancing of the 237 11th Loan,  as well as the amortization of finance costs for our loans and secured line of credit that were not capitalized as part of real estate under development.

We recorded $265,000 in tax expense for the year ended December 31, 2021 compared to $306,000 in tax expense for the year ended December 31, 2020.

Net loss attributable to common stockholders increased by approximately $23.0 million to $16.5 million for the year ended December 31, 2021 from net income of $6.5 million for the year ended December 31, 2020 as a result of the changes discussed above, principally due to the gain on sale of the school condominium to the SCA in April 2020.

Liquidity and Capital Resources

COVID-19 Pandemic, Management’s Plans and Liquidity

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2022, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Annual Report on Form 10-K.  Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021, and we closed on 14 residential condominium units in 2021 and have closed on three additional residential condominium units as of March 31, 2022, and residents are moving into their respective units. Units sold during 2021 were smaller, lower floor units that went under contract and closed during the height of the pandemic. These units were completed first and were covered by the initial TCOs obtained. Getting these units under contract allowed us to obtain AG approval of our condominium plan and start closing on residential unit sales.  However, we have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances.  Although there are no assurances that any transactions will be completed on acceptable terms or at all, we are currently exploring pursuing a variety of capital raising and other transactions, including the sale of certain assets or interests in assets, capital raises through equity offerings, including our ATM Program, debt borrowings, refinancings, including refinancing the Paramus line of credit and property at 237 11th, and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.  In addition, The Berkley is under contract for sale for a price of $71,020,000, which is currently anticipated to close in April 2022.

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, and repayments of outstanding indebtedness will include some or all of the following:

(1)	cash on hand;
(2)	proceeds from new debt financings, increases to existing debt financings and/or other forms of secured or unsecured debt financing;
(3)	proceeds from equity or equity-linked offerings, including rights offerings or convertible debt or equity or equity-linked securities issued in connection with debt financings;
(4)	cash flow from operations; and

(5)	net proceeds from divestitures of properties or interests in properties, including the sale of The Berkley by our joint venture.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

As of December 31, 2021, we had total cash and restricted cash of $24.8 million, of which approximately $4.3 million was cash and cash equivalents and approximately $20.5 million was restricted cash. As of December 31, 2020, we had total cash and restricted cash of $16.1 million, of which approximately $6.5 million was cash and cash equivalents and approximately $9.6 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.

At this time, we believe our existing balances of cash and cash equivalents, together with proceeds that may be raised from the sale of The Berkley, which is under contract, subject to usual closing conditions and currently anticipated to close in April 2022, planned refinancing of the Paramus line of credit, or sale of the Paramus property and sales of the larger, higher floor condominium units at 77 Greenwich will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, and the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additionally, we continue to evaluate opportunities to raise capital through sales of equity, including under our ATM program, debt issuances or refinancings, including refinancing the property located at 237 11th Street, and continue to evaluate dispositions of other properties or other assets and/or sales of partial interests in properties.  Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, and the impact of such matters on residential sentiment in New York City in particular.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility” or “CCF”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, which provided for an increase by $25.0 million subject to satisfaction of certain conditions and the consent of the CCF Lender. Draws under the Corporate Credit Facility were originally permitted to be made during the 32-month period following the closing date of the CCF (the “Closing Date”). The CCF matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the Closing Date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of December 31, 2021, we had paid $1.85 million of the commitment fee. The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid.

At December 31, 2021, the Corporate Credit Facility had an outstanding balance of $35.75 million, excluding deferred finance fees of $2.9 million, and an effective interest rate of 9.63%. Accrued interest totaled approximately $3.8 million at December 31, 2021, which included approximately $413,000 of interest that was paid the first week of January 2022.  See Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the Corporate Credit Facility if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to December 22, 2022, was amended to combine the Corporate Credit Facility and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  See Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments, dated as of October 22, 2021 and November 10, 2021, to our CCF pursuant to which, among other things, the parties agreed that no additional funds will be drawn under the CCF, the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023 and the MOIC provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million.

In connection with the Corporate Credit Facility, we also entered into a warrant agreement with the CCF Lender pursuant to which we issued to the CCF Lender ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock.  In connection with the Corporate Facility Amendment, the exercise price of the Warrants was amended from $6.50 per share to $4.31 per share, payable in cash or pursuant to a cashless exercise.  See Note 11 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants.

As of December 31, 2021, we were in compliance with all covenants of the CCF.

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”).  We drew down proceeds as costs related to the construction of the new mixed-use building were incurred. There was an outstanding balance of approximately $159.4 million on the 77 Greenwich Construction Facility at September 30, 2021.  See Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.  As a result of the refinancing transaction in October 2021, the 77 Greenwich Construction Facility was repaid in full.

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). The 77 Greenwich Construction Facility had an aggregate balance of $159.4 million at the time it was repaid in full at closing of the 77 Mortgage Loan. We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan as well as funds raised through the Private Placement.  The $33.6 million remaining availability will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year under certain circumstances and is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principle balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan is not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower is required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.

In connection with the 77 Mortgage Loan Agreement, we entered into guarantees with the 77 Mortgage Lender pursuant to which we guaranteed the completion and payment of costs and expenses related to the construction; the payment of accrued and unpaid interest and other fees, costs, expenses and payments due and payable with respect to the 77 Mortgage Loan or 77 Greenwich; and the payment when due of all amounts due to 77 Mortgage Lender, as a result of “bad-boy” provisions. Mortgage Borrower and the Company also entered into an environmental compliance and indemnification undertaking for the benefit of 77 Mortgage Lender. Additionally, Mortgage Borrower is required to provide a letter of credit in an amount not less than $4.0 million.  The letter of credit will be reduced to $3.0 million following, among other things, (x) final completion of the Project, subject to certain exceptions, and (y) paydown of the 77 Mortgage Loan to a basis of $625 per square feet of the unsold residential units.

As of December 31, 2021, the 77 Mortgage Loan had been paid down by approximately $8.9 million through closed sales of residential condominium units to a balance of $125.4 million and we had accrued $1.8 million in PIK interest, which is recorded in accounts payable and accrued expenses in the consolidated balance sheet.  As of December 31, 2021, we were in compliance with all covenants under the 77 Mortgage Loan.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally for the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility. The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, was 9.44% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

In October 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflects interest previously accrued under the original Mezzanine Loan, (ii) reflected the pledge of the equity interests in the Mortgage Borrower to the Mezzanine Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated).

As of December 31, 2021, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $1.1 million.   See Note 10 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

As of December 31, 2021, we were in compliance with the covenants of the Mezzanine Loan.

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, which was comprised of a $52.4 million mortgage loan and a $15.4 million mezzanine loan bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020. In June 2020, the maturity of the 237 11th mortgage loan was extended to June 2021 and amended to include a delayed draw facility of $4.25 million. In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%.  In June 2021, we repaid the 237 11th mortgage loan’s balance of $56.4 million in full and paid an exit fee of $567,000.

Simultaneously, in June 2021, in connection with the refinancing of the 237 11th mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There was an outstanding balance of $48.7 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at December 31, 2021.

From time to time, properties that we own, acquire or develop may experience defects, including concealed defects, or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.   The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, have not reached an agreement.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019. As of December 31, 2021, remediation work was complete.  During the year ended December 31, 2021, we collected approximately 100% of rent due.  As of December 31, 2021, the property was approximately 97.1% leased.

The Berkley Loan

We own a 50% interest in a joint venture formed to acquire and operate The Berkley, which is currently under contract for sale. In December 2016, the joint venture closed on the acquisition of The Berkley through a wholly-owned special purpose entity for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkeley Loan”) secured by The Berkley, and the balance was paid in cash, half of which was funded by us. On February 28, 2020, in connection with a refinancing, the Berkley Loan was repaid in full and it was replaced with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bears interest at a fixed rate of 2.717% and is interest only during the initial five years. It is pre-payable at any time and can be increased by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the New Berkley Loan.

The Berkley Partner Loan

In October 2021, we entered into a loan agreement with our partner in The Berkley JV, pursuant to which our partner agreed to lend us up to $10.5 million principal amount, $500,000 of which is available only to be applied to interest payments, secured by our interest in the joint venture entity, maturing in one year, with two 12-month extension options subject to satisfaction of certain conditions. The loan bears interest at a rate of 10% per year, with a portion deferred until maturity.  $10.0 million was funded at closing of the loan and is the balance of the loan at December 31, 2021.

Secured Line of Credit

Our $12.75 million secured line of credit with Webster Bank (formerly known as Sterling National Bank) is secured by the Paramus, New Jersey property.  In March 2021, we entered into an amendment to extend the maturity date to March 2022, and in February 2022 it was extended to March 2023.   The secured line of credit, which prior to the amendment, bore interest at 200 basis points over the 30-day LIBOR, now bears interest at the prime rate, currently 3.25%.  The secured line of credit is pre-payable at any time without penalty. As of December 31, 2021, the secured line of credit had an outstanding balance of $12.75 million and an effective interest rate of 3.25%.

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

Private Placement Transaction and Rights Offering

On October 22, 2021, we entered into a private placement agreement with certain existing shareholders (“Investors”), pursuant to which we issued to the Investors an aggregate of 2,539,473 shares of our common stock at a price of $1.90 per share, and we received gross proceeds of $4.8 million, which closed on the same day.

On December 8, 2021, we closed on a common stock rights offering to existing shareholders at a price of $1.90 per share, which resulted in the issuance of 903,576 shares of our common stock and we received gross proceeds of $1.7 million.

At-The-Market Equity Offering Program

In August 2021, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $10.0 million in shares of our common stock.

During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share. As of December 31, 2021, approximately $8.6 million of our common stock remained available for issuance under the ATM Program.

Cash Flows

Cash Flows for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net cash used in operating activities decreased by approximately $3.1 million to $7.3 million for the year ended December 31, 2021 from $10.4 million for the year ended December 31, 2020. This decrease was mainly due to an increase in accounts payable and accrued expenses and pension liabilities of $2.3 million over the same period last year.

Net cash used in investing activities decreased by approximately $41.0 million to $14.1 million for the year ended December 31, 2021 from $55.1 million for the year ended December 31, 2020. The decrease in cash used in investing activities was primarily due to the $22.3 million in net proceeds from the closing on sales of residential condominium units at 77 Greenwich during 2021, as well as a reduction of $15.4 million in net additions to real estate this period compared to the same period last year.  In addition, we contributed $5.4 million to our investment in The Berkley joint venture in connection with the pay-down of its mortgage during the year ended December 31, 2020.  This was partially offset by a decrease of $2.0 of deferred real estate deposits on residential condominium units compared to the year ended December 31, 2020.

Net cash provided by financing activities decreased by approximately $32.7 million to $30.2 million for the year ended December 31, 2021 from $62.9 million for the year ended December 31, 2020. The decrease in cash provided by financing activities primarily relates to the $134.3 million, $21.2 million, $58.7 million, $22.8 million, $10 million and $3.3 million in borrowings from the 77 Mortgage Loan, 77 Greenwich Construction Facility, the New 237 11th Loans, the Mezzanine Loan, the Berkley Partner Loan and the 237 11th Loan, respectively, during the year ended December 31, 2021 as compared to borrowing $35.75 million, $42.1 million, $7.5 million, $5.0 million, $723,000 and $243,000 in proceeds from the Corporate Credit Facility, 77 Greenwich Construction Facility, the Mezzanine Loan, the Secured Line of Credit, the 237 11th Loan and the Paycheck Protection Program loan, respectively, during the year ended December 31, 2020.  This was partially offset by the payment of the 77 Greenwich Construction Facility of $160.3 million, 237 11th Loan of $56.4 million and the 77 Mortgage Loan of $8.9 million during the year ended December 31, 2021 compared to repaying the $15.4 million 237 11th mezzanine loan, $8.0 million on the 77 Greenwich Construction Facility and $2.5 million on the Secured Line of Credit during the year ended December 31, 2020.

Material Cash Requirements

We estimate that for the year ending December 31, 2022, our cash requirements will be approximately $105,000 for capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties, other than for 77 Greenwich which will be funded under the 77 Mortgage Loan, including our portion of our two joint venture properties. We anticipate funding these capital expenditures through cash on hand and operating cash flow. We currently anticipate that the proceeds available under the 77 Mortgage Loan, together with equity funded by us to date, will be sufficient to complete the construction and development of 77 Greenwich without us making any further equity contributions. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of December 31, 2021 were approximately $247.5 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through December 31, 2021, we have utilized approximately $23.8 million of the federal NOLs. Pursuant to the TCJA, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, we had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with our valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019, and the balance of approximately $1.5 million in July 2020.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law.  The CARES Act accelerated the ability of corporations to recover AMT credits, permitting a full refund for tax years 2018 and 2019.  The CARES Act also included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carrybacks and carryforwards, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Management is monitoring the impact that the CARES Act may have on the Company. The CARES Act did not have a material impact on our financial position, results of operations, or cash flows for fiscal years 2021 and 2020.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $66.6 million was recorded as of December 31, 2021.

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

c.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.  77 Greenwich is a residential condominium development project currently in the development stage and management’s assessment for impairment indicators requires significant assumptions and estimates in relation to the status and progress of the development costs against budget, forecasting estimated costs to complete the project, estimated sales velocity and estimates of sales proceeds from the sale of completed condominiums. We considered all the aforementioned indicators of impairment for the years ended December 31, 2021 and 2020, respectively.  No provision for impairment was recorded during the years ended December 31, 2021 or 2020, respectively.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2021 and 2020, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2021, our tax returns for the years ended December 31, 2018 through December 31, 2021 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2017 or 2018 through December 31, 2021, depending on the jurisdiction.

e.

Revenue Recognition – Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable. In addition, retail leases typically provide for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, when reporting revenue, we have elected to combine the lease and non-lease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC Topic 842.  Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses are presented in the consolidated statements of operations and comprehensive (loss) income as “rental revenues.”  Also, these reimbursements of expenses are recognized within revenue in the period the expenses are incurred. We assess the collectability of our accounts receivable related to tenant revenues. We applied the guidance under ASC 842 in assessing our lease payments: if collection of rents under specific operating leases is not probable, then we recognize the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this assessment is completed, we apply a general reserve, as provided under ASC 450-20, if applicable.

Revenues on sale of residential condominiums reflects the gross sales price and related profits from sales of residential condominium units are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, as well as qualifying interest and financing costs.

f.

Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which provides additional guidance related to share-based payment transactions for acquiring goods or services from non-employees. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

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

●	the impact of COVID-19;
●	risks and uncertainties as to the terms, timing, structure, benefits and costs of any capital raising or strategic transaction and whether one will be consummated on terms acceptable to us or at all;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	our ability to execute our business plan, including as it relates to the development of and sale of residential condominium units at our largest asset, 77 Greenwich;
●	risks associated with our debt, including the risk of defaults on our obligations and debt service requirements;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;

●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Trinity Place Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 as required by Exchange Act Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period from October 1, 2021 to December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION

None.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The other information required by this Item will be set forth in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2022 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2022, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.      EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2022, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2022, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2022, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2022, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm (BDO USA, LLP, New York, New York, PCAOB ID #243)	F-1

	Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	F-4

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-28

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

10.10	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (as amended, effective April 23, 2021) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on July 2, 2021)*

10.11	Form of Restricted Stock Unit Agreement for employees (incorporated by reference to Exhibit 10.6 of the Form 10-K filed by us on May 30, 2014)*

10.12	Limited Liability Company Agreement of Pacolet Trinity 223 Partners, LLC, dated as of October 13, 2016 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by us on November 7, 2016)

10.13

Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of February 14, 2017 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 21, 2017)

10.14

Credit Agreement, dated as of December 19, 2019, among Trinity Place Holdings Inc., as Borrower, certain subsidiaries of Trinity Place Holdings Inc., from time to time party thereto, as Guarantors, the initial lenders named therein, as Initial Lenders, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.15

Amendment No. 2 to Credit Agreement, dated as of December 22, 2020, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed by us on November 12, 2021)

10.16

Amendment No. 3 to Credit Agreement, dated as of October 22, 2021, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.5 of the Form 8-K filed by us on October 25, 2021)

10.17

Amendment No. 4 to Credit Agreement, dated as of November 10, 2021, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed by us on November 12, 2021)

10.18

Warrant Agreement, dated as of December 19, 2019, among Trinity Place Holdings Inc. and TPHS Lender LLC. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.19

Amendment to Warrant Agreement, dated as of December 22, 2020, between Trinity Place Holdings Inc. and TPHS Lender LLC (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K filed by us on March 31, 2021)

10.20

Registration Rights Agreement, dated as of December 19, 2019, by and between Trinity Place Holdings Inc. and the investors set forth on Schedule A thereof (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.21

Letter Agreement, dated as of December 19, 2019, between Trinity Place Holdings Inc. and TPHS Lender LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.22

Amended and Restated Mezzanine Loan Agreement, dated as of October 22, 2021 by and among TPHGreenwich Subordinate Mezz LLC, as borrower, TPHGreenwich Mezz LLC, as additional pledger, TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by us on October 25, 2021).

10.23

Master Loan Agreement, dated as of October 22, 2021 by and between TPHGreenwich Owner LLC, as borrower, and Macquarie PF Inc., as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on October 25, 2021)

10.24

Guaranty of Payment and Completion, dated as of October 22, 2021, by TPHGreenwich Owner LLC, as borrower, and Trinity Place Holdings Inc., to and for the benefit of Macquarie PF Inc., as lender and administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by us on October 25, 2021)

10.25

Interest and Carry Guaranty, made as of October 22, 2021 by Trinity Place Holdings Inc. to Macquarie PF Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by us on October 25, 2021)

10.26

Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of October 22, 2021 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by us on October 25, 2021)

10.27

At Market Issuance Sales Agreement by and among Trinity Place Holdings Inc. and B. Riley Securities, Inc. dated August 13, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on August 13, 2021)

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

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2021, as formatted in XBRL:**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

* Management contract, compensatory plan or arrangement.

**Filed herewith

***Furnished herewith

Item 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 31, 2022
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 31, 2022
Steven Kahn	(Principal Financial Officer)

/s/ Richard Pyontek	Chief Accounting Officer	March 31, 2022
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 31, 2022
Alexander Matina

/s/ Jeffrey Citrin	Director	March 31, 2022
Jeffrey Citrin

/s/ Alan Cohen	Director	March 31, 2022
Alan Cohen

/s/ Joanne Minieri	Director	March 31, 2022
Joanne Minieri

/s/ Keith Pattiz	Director	March 31, 2022
Keith Pattiz

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment – Identification of Triggering Events for 77 Greenwich

At December 31, 2021, the Company recorded total real estate, net of accumulated depreciation, of approximately $295 million, of which approximately $222 million related to its development at 77 Greenwich in New York City. As described in Note 2 to the consolidated financial statements, the Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Management considers relevant cash flow relating to budgeted project costs and costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market value, and other available information in assessing whether an impairment indicator exists.

We identified management’s evaluation of impairment triggering events associated with 77 Greenwich as a critical audit matter due to the subjectivity associated with the evaluation of impairment indicators including the status of the project, progress of the development costs against budget, estimated costs to complete the project, estimated sales velocity and expected proceeds from the sale of completed condominium units. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures, and evaluating audit evidence obtained, including the use of professionals with specialized skill and knowledge to assist in performing these procedures.

The primary procedures we performed to address this critical audit matter included:

-	Evaluating management’s identification and assessment of potential triggering events.
-	Evaluating the accuracy and completeness of management’s budget as compared to the actual project tracking model, including estimated costs to complete
-	Evaluating the reasonableness of management’s expected sales proceeds and sales velocity estimates by benchmarking against actual sales by the Company, third-party market data, and comparable third-party sales and whether such assumptions were consistent with evidence obtained in other areas of the audit
-	Utilizing personnel with specialized skill and knowledge in valuation to assist in evaluating the Company’s expected sales proceeds, including reviewing comparable third-party sales and other third-party market data relevant to the development project.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

New York, New York

March 31, 2022

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2021	2020

ASSETS

Real estate, net	$294,536	$279,204
Cash and cash equivalents	4,310	6,515
Restricted cash	20,535	9,554
Prepaid expenses and other assets, net	4,126	2,703
Investments in unconsolidated joint ventures	17,938	19,379
Receivables	84	966
Deferred rents receivable	114	90
Right-of-use asset	1,314	1,565
Intangible assets, net	8,432	9,172
Total assets	$351,389	$329,148

LIABILITIES

Loans payable, net	$219,249	$197,330
Corporate credit facility, net	32,844	31,858
Secured line of credit, net	12,750	7,747
Note payable	5,863	5,863
Accounts payable and accrued expenses	17,864	15,896
Lease liability	1,447	1,716
Warrant liability	1,146	830
Total liabilities	291,163	261,240

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,024,424 and 38,345,540 shares issued at December 31, 2021 and December 31, 2020, respectively; 36,626,549 and 32,172,107 shares outstanding at December 31, 2021 and December 31, 2020, respectively	430	383
Additional paid-in capital	144,282	135,978
Treasury stock (6,397,875 and 6,173,433 shares at December 31, 2021 and December 31, 2020, respectively)	(57,166)	(56,791)
Accumulated other comprehensive loss	(1,343)	(2,159)
Accumulated deficit	(25,977)	(9,503)

Total stockholders’ equity	60,226	67,908

Total liabilities and stockholders’ equity	$351,389	$329,148

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

Revenues
Rental revenues	$2,600	$993	$4,062
Other income	355	263	—
Sale of residential condominium units	24,802	—	—

Total revenues	27,757	1,256	4,062

Operating Expenses
Property operating expenses	7,409	8,166	5,328
Real estate taxes	74	79	328
General and administrative	4,492	4,955	5,349
Pension related costs	67	345	733
Cost of sale - residential condominium units	24,432	—	—
Transaction related costs	5	133	167
Depreciation and amortization	2,864	2,768	2,977

Total operating expenses	39,343	16,446	14,882

Gain on sale of school condominium	—	24,196	—
Gain on sale of real estate	—	—	9,521

Operating (loss) income	(11,586)	9,006	(1,299)

Equity in net loss from unconsolidated joint ventures	(555)	(1,571)	(819)
Unrealized gain on warrants	73	965	—
Interest (expense) income, net	(3,007)	(1,398)	67
Interest expense - amortization of deferred finance costs	(1,134)	(202)	—

(Loss) income before taxes	(16,209)	6,800	(2,051)

Tax expense	(265)	(306)	(128)

Net (loss) income attributable to common stockholders	$(16,474)	$6,494	$(2,179)

Other comprehensive income (loss):

Unrealized gain on pension liability	816	1,015	344
Comprehensive (loss) income attributable to common stockholders	$(15,658)	$7,509	$(1,835)

(Loss) income per share - basic	$(0.49)	$0.20	$(0.07)
(Loss) income per share - diluted	$(0.49)	$0.20	$(0.07)

Weighted average number of common shares - basic	33,322	32,305	31,915
Weighted average number of common shares - diluted	33,322	32,860	31,915

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance as of December 31, 2018	37,161	$372	$132,831	(5,514)	$(54,758)	$(15,466)	$(3,518)	$59,461

Net loss available to common stockholders	—	—	—	—	—	(2,179)	—	(2,179)
Settlement of stock awards	451	4	—	(187)	(776)	—	—	(772)
Unrealized loss on pension liability	—	—	—	—	—	1,648	344	1,992
Stock-based compensation expense	—	—	1,386	—	—	—	—	1,386
Stock buy-back	—	—	—	(30)	(197)	—	—	(197)

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Net income available to common stockholders	—	—	—	—	—	6,494	—	6,494
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss available to common stockholders	—	—	—	—	—	(16,474)	—	(16,474)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(25,977)	$(1,343)	$60,226

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to common stockholders	$(16,474)	$6,494	$(2,179)
Adjustments to reconcile net loss (income) attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	3,998	2,970	2,977
Stock-based compensation expense	530	806	905
Gain on sale of school condominium	—	(24,196)	—
Gain on sale of residential condominiums, net	(321)	—	—
Gain on sale of real estate	—	—	(9,521)
Deferred rents receivable	(24)	(84)	578
Other non-cash adjustments - pension expense	816	1,015	1,992
Unrealized gain on warrants	(73)	(965)	—
Equity in net loss from unconsolidated joint ventures	555	1,571	819
Distributions from unconsolidated joint ventures	885	1,110	33
Decrease (increase) in operating assets:
Receivables	882	2,392	1,577
Prepaid expenses and other assets, net	(257)	190	278
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,467	(686)	1,649
Pension liabilities	(1,288)	(1,033)	(2,705)
Net cash used in operating activities	(7,304)	(10,416)	(3,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(36,349)	(51,715)	(91,847)
Net proceeds from the sale of real estate	22,275	—	18,812
Deferred real estate deposits of condominiums	—	1,971	33,609
Investments in unconsolidated joint ventures	—	(5,383)	—
Net cash used in investing activities	(14,074)	(55,127)	(39,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	249,984	86,361	55,475
Proceeds from secured line of credit	8,200	5,000	7,250
Payment of finance costs	(6,552)	(1,497)	(1,531)
Repayment of loans	(225,547)	(23,368)	(10,557)
Repayment of secured line of credit	(3,200)	(2,500)	(2,000)
Settlement of stock awards	(370)	(695)	(772)
Stock buy-back	—	(359)	(197)
Sale of common stock, net	7,639	—	—
Net cash provided by financing activities	30,154	62,942	47,668

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,776	(2,601)	4,645
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	18,670	14,025
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$16,069	$18,670

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$9,196	$11,496
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	9,474	2,529
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$18,670	$14,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,310	$6,515	$9,196
RESTRICTED CASH, END OF PERIOD	20,535	9,554	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$16,069	$18,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$16,042	$15,495	$12,631
Cash paid during the period for: Taxes	$395	$251	$352

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,805	$10,319	$12,698
Capitalized amortization of deferred financing costs and warrants	$3,580	$2,727	$2,737
Capitalized stock-based compensation expense	$177	$356	$480
Loan forgiveness	$243	$—	$—
Investment in unconsolidated joint venture	$—	$5,193	$—
Right-of-use asset	$—	$—	$1,904
Lease liabilities	$—	$—	$(2,065)
Warrant liability	$—	$—	$(1,795)

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.

Notes to Consolidated Financial Statements

December 31, 2021

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us,” is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley”), which is under contract for sale, and a 10% interest in a recently built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”) acquired in January 2020, also in Brooklyn, New York. In addition, we own a property occupied by retail tenants in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $247.5 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2021, which can be used to reduce our future taxable income and capital gains.

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

COVID-19 Pandemic, Management’s Plans and Liquidity

As a result of the COVID-19 pandemic, numerous federal, state, local and foreign governmental authorities issued a range of “stay-at-home orders”, proclamations and directives aimed at minimizing the spread of COVID-19, among other restrictions on businesses and individuals. Additional proclamations and directives have been issued in response to further outbreaks, and may be issued in the future. The outbreak and restrictions have adversely affected our business operations including, among other things, a temporary suspension of construction work at our most significant asset, 77 Greenwich, which resumed in mid-April 2020, initially on a modified basis as certain work was deemed “essential” construction, and the temporary closing of the sales center for the 77 Greenwich residential condominium units as well as the temporary suspension of the remediation work being performed on 237 11th, which resumed in early June 2020 and was completed in the fourth quarter of 2021.

The economic downturn and volatility in financial markets appear to have been primarily driven by uncertainties associated with the pandemic. As it relates to our business, these uncertainties include, but are not limited to, the adverse effect of the pandemic on the New York City and broader economy, residential and potential residential sentiment in New York City, particularly Manhattan, lending institutions, construction and material supply partners, travel and transportation services, our employees, residents and tenants, and traffic to and within geographic areas containing our real estate assets. The pandemic has adversely affected our near-term, and may adversely affect our long-term, liquidity, cash flows and revenues and has required and may continue to require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, seeking loan extensions and covenant modifications, modifying, eliminating or deferring rent payments in the short term for tenants in an effort to mitigate financial hardships and seeking access to federal, state and/or local financing and other programs in 2020 and 2021.   We were also subject

to a New York State mandate disallowing tenant evictions for non-payment of rent due to COVID-19 related hardships throughout 2021, which was recently lifted on January 15, 2022.

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

The measures taken to date, together with any additional measures and developments including those noted above, impacted and will continue to impact the Company’s business in 2022 and beyond, although the extent of the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time. Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, we have closed on 14 residential condominium units in 2021 and have closed on three additional residential condominium units as of March 31, 2022.

As of December 31, 2021, we had total cash and restricted cash of $24.8 million, of which approximately $4.3 million was cash and cash equivalents and approximately $20.5 million was restricted cash. At this time, we believe our existing balances of cash and cash equivalents, together with proceeds that may be raised from the sale of The Berkley, which is under contract, subject to usual closing conditions and currently anticipated to close in April 2022, planned refinancing of the Paramus line of credit, or sale of the Paramus property and sales of the larger, higher floor condominium units at 77 Greenwich will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, and the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additionally, we continue to evaluate opportunities to raise capital through sales of equity, including under our ATM program, debt issuances or refinancings, including refinancing the property located at 237 11th Street, and continue to evaluate dispositions of other properties or other assets and/or sales of partial interests in properties.  Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, and the impact of such matters on residential sentiment in New York City in particular.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

a.    Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley and 250 North 10th, are included in our consolidated statements of operations and comprehensive (loss) income (see Note 13 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2021, 250 North 10th was determined to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we account for this investment under the equity method.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley and 250 North 10th, under the equity method of accounting (see Note 13 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. Management does not believe that the value of our equity investments was impaired at either December 31, 2021 or 2020.

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

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. 77 Greenwich is a residential condominium development project currently in the development stage and management’s assessment for impairment indicators requires significant assumptions and estimates in relation to the status and progress of the development costs against budget, forecasting estimated costs to complete the project, estimated sales velocity and estimates of sales proceeds from the sale of completed condominiums. We considered all the aforementioned indicators of impairment for the years ended December 31, 2021 and 2020, respectively.  No provision for impairment was recorded during the years ended December 31, 2021 or 2020, respectively.

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

k.    Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 10 - Loans Payable and Secured Line of Credit for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.

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

Revenues on sale of residential condominiums reflects the gross sales price and related profits from sales of residential condominium units are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, as well as qualifying interest and financing costs.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2021 and 2020, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2021, our tax returns for the years ended December 31, 2018 through December 31, 2021 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2017 or 2018 through December 31, 2021, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable comprising 310,074 restricted stock units that have vested but not yet settled and 7,179,000 warrants exercisable at $4.31 per share were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the year ended December 31, 2021.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had an unamortized balance of $5.1 million and $3.0 million at December 31, 2021 and 2020, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net in the consolidated balance sheets and had an unamortized balance of $2.9 million and $3.9 million at December 31, 2021 and 2020, respectively. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

s.

Out-of-Period Corrections - During 2021, we recorded an out-of-period adjustment to correct prior period errors relating to the capitalization of general advertising and marketing expenses to the 77 Greenwich development project instead of being expensed as incurred.  As a result, we recorded an additional $2.4 million in property operating expenses for the year ended December 31, 2021 to correct the error. We evaluated the impacts of the out-of-period adjustment to correct the errors for year ended December 31, 2021 and for prior periods, both individually and in the aggregate, and concluded that the adjustments were not material to our consolidated financial statements for all impacted periods.

Accounting Standards Updates

Recently Adopted Accounting and Reporting Guidance

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Account Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this ASU provide guidance for interim period and intra period tax accounting; provide tax accounting guidance for foreign subsidiaries; require that an entity recognize a franchise (or similar) tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; as well as other changes to tax accounting. The adoption of this guidance in 2021 did not have a material effect on our financial position, results of operations or cash flows.

In January 2020, the FASB issued ASU 2020-01 Investments—Equity securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. The amendments in this ASU affect all entities that apply the guidance in Topics 321, 323, and 815 and (i) elect to apply the measurement alternative or (ii) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The adoption of this guidance in 2021 did not have any effect on our financial position, results of operations or cash flows.

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

NOTE 3 – REAL ESTATE, NET

As of December 31, 2021 and 2020, real estate, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2021	2020

Real estate under development	$230,078	$213,178
Building and building improvements	41,358	41,358
Tenant improvements	200	189
Furniture and fixtures	775	731
Land and land improvements	27,939	27,939
	300,350	283,395
Less: accumulated depreciation	5,814	4,191
	$294,536	$279,204

Real estate under development as of December 31, 2021 and 2020 included 77 Greenwich and the Paramus, New Jersey property and excludes costs of development for the residential condominium units at 77 Greenwich that were sold during the year. Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property as of December 31, 2021 and 2020.  Depreciation expense amounted to approximately $1.6 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

In May 2018, we closed on the acquisition of 237 11th, a recently built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019.  As of December 31, 2021, the property was approximately 97.1% leased.

As of December 31, 2021 and 2020, intangible assets, net consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $2.7 million and $1.9 million at December 31, 2021 and 2020, respectively. Amortization expense amounted to $740,000 for each of the three years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the estimated annual amortization of intangible assets for each of the five succeeding years and thereafter is as follows (dollars in thousands):

Real Estate
Tax
Abatement
Year	Amortization
2022	$740
2023	740
2024	740
2025	740
2026	740
Thereafter	4,732

Disposition

We disposed of the West Palm Beach, Florida property on November 23, 2019 for a gross sales price of $19.6 million. The balance of the West Palm Beach loan of $10.6 million was repaid simultaneously when we sold this property.  We recorded a gain on sale of approximately $9.5 million

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.1 million having been paid to us as of December 31, 2021 from the SCA, with approximately $450,000 remaining to be paid. We have also received an aggregate of $50.6 million in reimbursable construction costs from the SCA through December 31, 2021. The payments and reimbursements from the SCA received prior to April 2020 were recorded as deferred real estate deposits on the consolidated balance sheets until sales criteria were satisfied in April 2020.  In April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school.  The school is currently anticipated to open in September 2022.  Upon conveyance, we recognized a gain on the sale of approximately $20.0 million and an additional gain of $4.2 million related to the recognition of our deferred construction supervision fee.  We have also guaranteed certain obligations with respect to the construction of the school.

Closings on residential condominium units started in September 2021 with 14 closings through December 31, 2021, and residents have begun to move into their respective units.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2021 and 2020, prepaid expenses and other assets, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2021	2020

Prepaid expenses	$673	$454
Deferred finance costs	2,184	1,795
Other	2,736	954
	5,593	3,203
Less: accumulated amortization	1,467	500
	$4,126	$2,703

NOTE 5 – INCOME TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$—	$—	$—
State	265	306	128
	$265	$306	$128
Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Tax expense	$265	$306	$128

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes	15.8%	6.3%	49.7%
Permanent non-deductible expenses	(0.4)%	5.0%	(5.6)%
Change of valuation allowance	(38.1)%	(27.8)%	(71.3)%

Effective income tax rate	(1.7)%	4.5%	(6.2)%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Charitable contributions	$1	$15
Net operating loss carry forwards	64,404	58,635
Depreciation (including air rights)	4,664	4,677
Lease liability	507	571
Other	247	160
Investment in joint ventures	777	678
Accrued expenses	332	132
Total deferred tax assets	$70,932	$64,868
Valuation allowance	(66,605)	(60,930)
Deferred tax asset after valuation allowance	$4,327	$3,938

Deferred tax liabilities:
Intangibles	$(3,003)	$(3,273)
Other	(253)	—
Pension costs	(571)	(114)
Right-of-use asset	(500)	(551)
Total deferred tax liabilities	$(4,327)	$(3,938)
Net deferred tax assets	$—	$—

Current deferred tax assets	$—	$—
Long-term deferred tax assets	—	—
Total deferred tax assets	$—	$—

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

Pursuant to the tax legislation known as the Tax Cuts and Jobs Act (the "TCJA") of 2017, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, we had recorded a tax benefit and refund receivable of $3.1 million in connection with our valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019 and the balance of approximately $1.5 million became fully refundable in 2020 as a result of the CARES Act, and was received in July 2020.

Other

As of December 31, 2021, we had federal NOLs of approximately $247.5 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward.  Since 2009 through December 31, 2021, we have utilized approximately $23.8 million of our federal NOLs.  As of December 31, 2021, we also had state NOLs of approximately $149.3 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $24.3 million and $19.3 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $66.6 million and $60.9 million as of December 31, 2021 and 2020, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance in deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

NOTE 6 – RENTAL REVENUE

Our retail property located in Paramus, New Jersey is 100% leased to two tenants as of December 31, 2021 with leases expiring through 2022.

Our multi-family property at 237 11th is occupied by tenants who have leases ranging from one to two years and three retail tenants with leases expiring in 2027, 2032 and 2036, respectively.

We currently have one retail lease signed at 77 Greenwich which expires in 2032.

Future minimum rent due under non-cancellable tenant operating leases (excluding license agreements) as of December 31, 2021 is as follows (dollars in thousands):

Future Minimum
Year	Rent
2022	$3,267
2023	1,010
2024	453
2025	477
2026	487
Thereafter	2,615
$8,309

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the consolidated loans payable, Corporate Credit Facility, the secured line of credit and note payable approximated their carrying values as they are variable-rate instruments.  The warrant liability is recorded at fair value.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2021. The fair value of pension plan assets was $15.9 million at December 31, 2021. These assets are valued in active liquid markets.

NOTE 8 – PENSION PLANS

Defined Benefit Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At December 31, 2021 and 2020, we had recorded an overfunded pension balance of $1.6 million and $344,000, respectively, which is included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets.  This overfunded asset does not include the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. We have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.7 million to the Syms sponsored plan from September 17, 2012 through December 31, 2021. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during each of the years ended December 31, 2021, 2020 and 2019, respectively.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$14,224	$ $ 13,933
Interest cost	665	658
Actuarial loss	344	408
Gross benefits paid	(925)	(775)
Net benefit obligation - end of period	$14,308	$14,224

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$14,568	$13,009
Employer contributions	400	400
Gross benefits paid	(925)	(775)
Return on plan assets	1,897	1,934
Fair value of plan assets - end of period	$15,940	$14,568

Over funded status at end of period	$1,632	$344

The pension expense includes the following components (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
COMPONENTS OF NET PERIODIC COST:
Interest cost	$665	$658	$644
Gain on assets	(842)	(758)	(628)
Amortization of loss	105	247	484
Net periodic (benefit) cost	$(72)	$147	$500

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%	0.0%

The expected long-term rate of return on plan assets was 6% for the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021 the benefits expected to be paid in the next five years and then in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount
2022	$925
2023	974
2024	1,026
2025	1,085
2026	1,152
2027-2031	4,854

The fair values and asset allocation of our plan assets as of December 31, 2021 and 2020 and the target allocation for fiscal 2021, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2021		December 31, 2020
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value	Assets	Fair Value (1)	Assets
Cash and equivalents	0% to 10%	$928	6%	$877	6%
Equity securities	40% to 57%	9,678	61%	9,755	67%
Fixed income securities	35% to 50%	5,334	33%	3,936	27%
Total		$15,940	100%	$14,568	100%

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheets the unfunded status of the benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

401(k) Plan – We have established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $69,000, $71,000 and $67,000 in matching contributions to this plan during the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 9 – COMMITMENTS

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $447,000, $439,000 and $439,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The lease for our sales center for 77 Greenwich located at 17 State Street, New York, New York expired on May 31, 2021 and was terminated. Rent expense paid for this operating lease was approximately $108,000, $303,000 and $366,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The remaining lease obligation, excluding any extension options, for our corporate office is as follows (dollars in thousands):

Future
Minimum
Year Ended	Rentals
2022	$470
2023	470
2024	470
2025	116
Total undiscounted lease payments	$1,526
Discount	(79)
Lease Liability	$1,447

b.	Legal Proceedings - In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments, dated as of October 22, 2021 and November 10, 2021, to our Corporate Credit Facility pursuant to which, among other things, the parties agreed that no additional funds will be drawn under the Corporate Credit Facility, the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023 and the multiple on invested capital (the “MOIC”) provisions were revised to provide that (i) the MOIC amount due upon final repayment of the Corporate Credit Facility loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the Corporate Credit Facility used to calculate the MOIC was reduced to $35.75 million.

The Corporate Credit Facility had an outstanding balance of $35.75 million at both December 31, 2021 and 2020, excluding deferred finance fees of $2.9 million and $3.9 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $3.8 million at December 31, 2021, of which approximately $413,000 was paid during the first week of January 2022, and $1.5 million at December 31, 2020.  As of December 31, 2021, we were in compliance with all covenants of the Corporate Credit Facility.

The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at December 31, 2021 and 2020 was 9.5%, respectively.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of December 31, 2021, we had paid $1.85 million of the commitment fee.  The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. The Corporate Credit Facility is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Corporate Credit Facility. Upon final repayment of the Corporate Credit Facility, the MOIC amount equal to 30% of the initial Corporate Credit Facility amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the Corporate Credit Facility consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

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

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the Corporate Credit Facility and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended from $6.50 per share to $4.31 per share (the “Warrant Agreement Amendment”) (see Note 11 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

Loans Payable

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”). We drew down proceeds as costs related to the construction of the new mixed-use building were incurred. There was an outstanding balance of approximately $139.0 million on the 77 Greenwich Construction Facility at December 31, 2020.  The 77 Greenwich Construction Facility had a four-year term ending January 2022. The 77 Greenwich Construction Facility bore interest on amounts drawn at a rate per annum equal to the greater of (i) LIBOR plus 8.25% and (ii) 9.25%. The effective interest rate at December 31, 2020 was 9.25%. In December 2020, we entered into an amendment to the 77 Greenwich Construction Facility, pursuant to which, among other things, the sales pace covenants were amended and extended to provide for a reduction in the gross value of residential condominium sales at 77 Greenwich and to afford more favorable cure rights than previously existed if a required sales threshold was not satisfied.  Additionally, the outside date by which we were required to have substantially completed construction of all improvements to 77 Greenwich was extended to November 30, 2021 and the liquidity requirements would be reduced based on construction progress.

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended.  Construction recommenced mid-April, initially on a modified basis, as certain work was deemed "essential" construction.  Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  We have received our temporary certificates of occupancy (“TCO”s) for floors 11-30 and 32-34, the lobby, mechanical rooms and portions of the cellar and anticipate receiving TCOs for the balance of the development through completion of the project. Upon the granting of our first TCO in March 2021 and having 16 units under contract, our offering plan was declared effective.  We submitted our request to create separate tax lots to the department of finance and the tax lots were created. In connection with the December 2020 amendment, we paid down $8.0 million of the 77 Greenwich Construction Facility and funded certain reserves to the lender, a portion of which was funded by a release of certain cash collateral and the balance of which was funded by the Mezzanine loan (see below).

As a result of the refinancing transaction in October 2021, the 77 Greenwich Construction Facility was repaid in full, see 77 Mortgage Loan below.

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). The 77 Greenwich Construction Facility had an aggregate balance of $159.4 million at the time it was repaid in full at closing of the 77 Mortgage Loan.  We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan as well as funds raised through the Private Placement.   The $33.6 million remaining availability will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year under certain circumstances and is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential condominium units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan is not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower is required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.

In connection with the 77 Mortgage Loan Agreement, we entered into guarantees with the 77 Mortgage Lender pursuant to which we guaranteed the completion and payment of costs and expenses related to the construction; the payment of accrued and unpaid interest and other fees, costs, expenses and payments due and payable with respect to the 77 Mortgage Loan or 77 Greenwich; and the payment when due of all amounts due to 77 Mortgage Lender, as a result of “bad-boy” provisions. Mortgage Borrower and the Company also entered into an environmental compliance and indemnification undertaking for the benefit of 77 Mortgage Lender. Additionally, Mortgage Borrower is required to provide a letter of credit in an amount not less than $4.0 million.  The letter of credit will be reduced to $3.0 million following, among other things, (x) final completion of the Project, subject to certain exceptions, and (y) paydown of the 77 Mortgage Loan to a basis of $625 per square feet of the unsold residential units.

As of December 31, 2021, the 77 Mortgage Loan had a balance of $125.4 million and we had accrued $1.8 million in PIK interest, which is recorded in accounts payable and accrued expenses in the consolidated balance sheet.  In 2021, the 77 Mortgage loan was paid down by approximately $8.9 million through closed sales of residential condominium units.  As of December 31, 2021, we were in compliance with all covenants under the 77 Mortgage Loan.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally for the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility. The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, was 9.44% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

In October 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflects interest previously accrued under the original Mezzanine Loan, (ii) reflected the pledge of the equity interests in the Mortgage Borrower to the Mezzanine Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated).

As of December 31, 2021, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $1.1 million.

As of December 31, 2021, we were in compliance with the covenants of the Mezzanine Loan.

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, which was comprised of a $52.4 million mortgage loan and a $15.4 million mezzanine loan bearing interest at a blended average rate of 3.72% over the 30-day LIBOR, each with a one-year extension option upon satisfaction of certain conditions. The mezzanine loan was repaid in full in February 2020.  In June 2020, the maturity of the mortgage loan was extended to June 2021 and amended to include a delayed draw facility of $4.25 million.  In conjunction with the amendment, a LIBOR floor of 50 basis points was put in place, the spread was increased by 25 basis points to 2.25% and the exit fee was increased by 50 basis points to 1.0%.  In June 2021, we repaid the mortgage loan’s balance of $56.4 million in full and paid an exit fee of $567,000.

In June 2021, in connection with the refinancing of the mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There is an outstanding balance of $48.7 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at December 31, 2021.

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. As of December 31, 2021, we were in compliance with all covenants of the 237 11th Loans.

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

The Berkley Partner Loan

In October 2021, we entered into a loan agreement with our partner in The Berkley JV, pursuant to which our partner agreed to lend us up to $10.5 million principal amount, $500,000 of which is available only to be applied to interest payments, secured by our interest in the joint venture entity, maturing in one year, with two 12-month extension options subject to satisfaction of certain conditions. The loan bears interest at a rate of 10% per year, with a portion deferred until maturity.  $10.0 million was funded at closing of the loan and is the balance of the loan at December 31, 2021.

Secured Line of Credit

Our $12.75 million secured line of credit is secured by the Paramus, New Jersey property. In March 2021, we entered into an amendment to extend the maturity date to March 2022, and in February 2022 it was extended to March 2023. The secured line of credit, which prior to the amendment, bore interest at a rate of 200 basis points over the 30-day LIBOR, now bears interest at the prime rate, currently 3.25%.  The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $12.75 million and $7.75 million at December 31, 2021 and 2020, respectively, and an effective interest rate of 3.25% and 2.14% as of December 31, 2021 and 2020, respectively.

Note Payable (250 North 10th Note)

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at December

31, 2021 and 2020, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.  See also Note 13 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of December 31, 2021, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal
2022	$10,000
2023	202,710
2024	66,021
2025	—
2026	—
278,731
Less: deferred finance costs, net	(8,025)
Total loans, secured line of credit, and note payable, net	$270,706

Interest

Consolidated interest expense (income), net includes the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Interest expense	$21,238	$17,174	$13,513
Interest capitalized	(18,229)	(15,719)	(13,513)
Interest income	(2)	(57)	(67)
Interest expense (income), net	$3,007	$1,398	$(67)

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of December 31, 2021 and 2020, there were 43,024,424 shares and 38,345,540 shares of common stock issued, respectively, and 36,626,549 shares and 32,172,107 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 10 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. The Warrants are exercisable immediately and had an exercise price of $6.50 per share (the “Exercise Price”), payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Agreement was amended to be $4.31 per share.

The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. These Warrants were valued at approximately $1.1 million and $830,000 at December 31, 2021 and 2020, respectively.  The $73,000 and $965,000 change in fair value of the Warrants at December 31, 2021 and 2020, respectively, was recorded as an unrealized gain in the consolidated statement of operations and comprehensive (loss) income during the year ended December 31, 2021 and 2020, respectively.

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Corporate Credit Facility described in Note 10 – Loans Payable and Secured Line of Credit, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Corporate Credit Facility.

Private Placement Transaction and Rights Offering

On October 22, 2021, we entered into a private placement agreement with certain existing shareholders (“Investors”), pursuant to which we issued to the Investors an aggregate of 2,539,473 shares of common stock at a price of $1.90 per share, and we received gross proceeds of $4.8 million, which closed on the same day. The private placement agreement contained customary representations, warranties, covenants, conditions and indemnities for agreements of this type.  We also entered into a registration rights agreement with the Investors pursuant to which it agreed to file a shelf registration statement registering offers and sales of the private placement shares.  The sale of the private placement shares in accordance with the private placement agreement was made in reliance on the exemption from registration of Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 8, 2021, we consummated our common stock rights offering of 2,650,000 shares of common stock to existing shareholders of ours on the record date of November 3, 2021, at a price of $1.90 per share.  The consummation of the rights offering resulted in the issuance of 903,576 shares of our common stock and we received gross proceeds of $1.7 million.

At-The-Market Equity Offering Program

In August 2021, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $10.0 million in shares of our common stock.

During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share. As of December 31, 2021, approximately $8.6 million of our common stock remained available for issuance under the ATM Program.

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

Since inception of the stock repurchase program through December 31, 2021, the Company has repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of December 31, 2021, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2021.

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

NOTE 12 – STOCK-BASED COMPENSATION

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares and in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares. Our SIP activity as of December 31, 2021 and 2020 was as follows:

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	548,370	-	1,017,535	-
Additional shares approved by stockholders	1,500,000	-	-	-
Granted to employees	(310,000)	$1.25	(295,500)	$3.01
Granted to non-employee directors	(61,167)	$1.77	(59,660)	$1.65
Deferred under non-employee director's deferral program	(107,754)	$1.77	(114,005)	$1.76
Balance available, end of period	1,569,449	-	548,370	-

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the year ended December 31, 2021, we granted 310,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $256,000 in compensation expense related to these shares was amortized during the year ended December 31, 2021, of which approximately $82,000 was capitalized into real estate under development.

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive  (loss) income during the years ended December 31, 2021, 2020 and 2019 totaled $422,000, $708,000 and $859,000,  respectively, which is net of $182,000, $362,000 and $480,000 capitalized as part of real estate under development, respectively.

	Year ended December 31, 2021		Year ended December 31, 2020
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	469,000	$3.43	453,334	$5.00
Granted RSUs	310,000	$1.25	295,500	$3.01
Vested	(227,917)	$3.59	(279,834)	$5.46
Non-vested at end of period	551,083	$2.14	469,000	$3.43

As of December 31, 2021, there was approximately $208,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2023.

During the year ended December 31, 2021, we issued 473,343 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 224,442 shares to provide for the employees’ withholding tax liabilities.

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

As of December 31, 2021 and 2020 a total of 284,913 and 177,159 stock units, respectively, have been deferred under the Deferral Program.

NOTE 13 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

We own a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a recently built 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkley Loan”) secured by The Berkley, and the balance was paid in cash, half of which was funded by us.  The non-recourse Berkley Loan bore interest at the 30-day LIBOR rate plus 216 basis points, was interest only for five years, was pre-payable after two years with a 1% prepayment premium, had covenants and defaults customary for a Freddie Mac financing. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the Berkley Loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bears interest at a fixed rate of 2.717% and is interest only during the initial five years.  It is pre-payable at any time and can be increased by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the New Berkley Loan. In October 2021, we entered into a loan agreement with our joint venture partner (see Note 10 – Loans Payable and Secured Line of Credit). See Note 14 – Subsequent Events below for information regarding a contract to sell The Berkley.

We own a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. The Partner Loan bears interest at 7.0% and is payable to the extent of available cash flow and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  See Note 10 - Loans Payable and Secured Line of Credit – 250 North 10th Note. As of December 31, 2021, the net carrying amount of our investment in this entity was approximately $4.8 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

As we do not control these joint ventures, we account for them under the equity method of accounting. During the year ended December 31, 2021, we recognized our share of the fair value liability associated with an interest rate swap entered into on February 28, 2020 of approximately $77,000.  The combined balance sheets for our unconsolidated joint ventures at December 31, 2021 and 2020 are as follows (dollars in thousands):

	December 31,	December 31,
	2021	2020

ASSETS

Real estate, net	$164,143	$167,749
Cash and cash equivalents	1,244	1,344
Restricted cash	891	766
Tenant and other receivables, net	225	254
Prepaid expenses and other assets, net	315	204
Intangible assets, net	21,527	24,006
Total assets	$188,345	$194,323

LIABILITIES

Mortgages payable, net	$112,934	$114,218
Accounts payable and accrued expenses	1,849	1,705
Total liabilities	114,783	115,923

MEMBERS’ EQUITY

Members’ equity	87,654	92,070
Accumulated deficit	(14,092)	(11,943)
Accumulated other comprehensive loss	—	(1,727)
Total members’ equity	73,562	78,400

Total liabilities and members’ equity	$188,345	$194,323

Our investments in unconsolidated joint ventures	$17,938	$19,379

The combined statements of operations for the unconsolidated joint ventures for the years ended December 31, 2021, 2020, and 2019 are as follows (dollars in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

Revenues
Rental revenues	$12,679	$12,747	$3,314

Total revenues	12,679	12,747	3,314

Operating Expenses
Property operating expenses	4,055	3,595	956
Real estate taxes	100	94	45
General and administrative	10	10	10
Amortization	2,479	5,676	536
Depreciation	3,937	3,833	1,328

Total operating expenses	10,581	13,208	2,875

Operating income (loss)	2,098	(461)	439

Interest expense, net	(3,806)	(3,780)	(1,905)
Interest expense - amortization of deferred finance costs	(289)	(1,881)	(172)
Interest expense - change in fair market value of interest rate swap	(153)	—	—

Net loss	$(2,150)	$(6,122)	$(1,638)

Our equity in net loss from unconsolidated joint ventures	$(555)	$(1,571)	$(819)

NOTE 14 – SUBSEQUENT EVENTS

In March 2022, our joint venture with Pacolet Milliken entered into a contract to sell The Berkley. The closing, which is subject to usual closing conditions as well as approval from the Department of Housing Preservation and Development of the assignment of the regulatory agreement, is scheduled to occur in April 2022 for a sale price of $71,020,000.

In February 2022, we entered into an amendment to extend the maturity date of our Secured Line of Credit to March 2023.

Other than as disclosed above, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(dollars in thousands)

		Initial Cost					Amounts at which Carried at December 31, 2021
				Building,	Cost	Building,			Building,
				Building and	Capitalized	Building and			Building and			Date of
		Land and	Real Estate	Tenant	Subsequent	Tenant		Real Estate	Tenant			Acquisition
Property		Land	Under	Improvements	to	Improvements		Under	Improvements		Accumulated	(A) / Construction
Description	Encumbrances (1)	Improvements	Development	(2)	Acquisition	(2)	Land	Development	(2)	Total	Depreciation	(C)
77 Greenwich, NY	$151,935	$—	$16,633	$—	$205,761	$—	$—	$222,394	$—	$222,394	$—	1990 (A)

Brooklyn, New York	57,492	27,939	—	42,177	—	156	27,939	—	42,333	70,272	5,814	2018 (A) / 2017(C)

Paramus, NJ	12,750	—	1,548	—	6,136	—	—	7,684	—	7,684	—	1980 (A) / 1984(C)

	$222,177	$27,939	$18,181	$42,177	$211,897	$156	$27,939	$230,078	$42,333	$300,350	$5,814

(1)	Encumbrances are net of deferred finance costs of approximately $4.9 million.
(2)	Depreciation on buildings and improvements reflected in the consolidated statements of operations and comprehensive (loss) income is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(a) Reconciliation of Total Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Balance at beginning of period	$283,395	$295,803
Additions	38,861	51,715
Sold condominium units	(21,906)	—
Sold condominium to the SCA	—	(64,123)
Balance at end of period	$300,350	$283,395

The aggregate cost of land, real estate under development, building and improvements, before depreciation, for federal income tax purposes at December 31, 2021 and 2020 was $300.4 million (unaudited) and $283.4 million (unaudited), respectively.

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Balance at beginning of period	$4,191	$2,577
Depreciation related to real estate	1,623	1,614
Balance at end of period	$5,814	$4,191