Form 10-Q
period 2022-03-31
Trinity Place Holdings Inc.
filed 2022-05-16
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

    No ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧    No ◻

As of May 16, 2022, there were 36,850,373 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	March 31,	December 31,
	2022	2021

ASSETS

Real estate, net	$289,300	$289,728
Cash and cash equivalents	1,381	4,310
Restricted cash	14,232	20,535
Prepaid expenses and other assets, net	5,007	4,126
Investments in unconsolidated joint ventures	18,517	17,938
Receivables	60	84
Deferred rents receivable	118	114
Right-of-use asset	1,224	1,314
Intangible assets, net	8,247	8,432
Total assets	$338,086	$346,581

LIABILITIES

Loans payable, net	$210,768	$219,249
Corporate credit facility, net	33,090	32,844
Secured line of credit, net	12,750	12,750
Note payable	5,863	5,863
Accounts payable and accrued expenses	19,876	17,864
Lease liability	1,347	1,447
Warrant liability	1,515	1,146
Total liabilities	285,209	291,163

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,387,563 and 43,024,424 shares issued at March 31, 2022 and December 31, 2021, respectively; 36,836,146 and 36,626,549 shares outstanding at March 31, 2022 and December 31, 2021, respectively	434	430
Additional paid-in capital	144,451	144,282
Treasury stock (6,551,447 and 6,397,875 shares at March 31, 2022 and December 31, 2021, respectively)	(57,461)	(57,166)
Accumulated other comprehensive loss	(1,224)	(1,343)
Accumulated deficit	(33,323)	(30,785)

Total stockholders’ equity	52,877	55,418

Total liabilities and stockholders’ equity	$338,086	$346,581

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues
Rental revenues	$1,260	$447
Other income	16	46
Sale of residential condominium units	6,278	—

Total revenues	7,554	493

Operating Expenses
Property operating expenses	548	1,752
Real estate taxes	74	79
General and administrative	1,139	1,243
Pension related costs	158	163
Cost of sale - residential condominium units	6,273	—
Depreciation and amortization	1,003	1,000

Total operating expenses	9,195	4,237

Operating loss	(1,641)	(3,744)

Equity in net income (loss) from unconsolidated joint ventures	746	(372)
Unrealized loss on warrants	(369)	(1,977)
Interest expense, net	(802)	(603)
Interest expense - amortization of deferred finance costs	(402)	(193)

Loss before taxes	(2,468)	(6,889)

Tax expense	(70)	(35)

Net loss attributable to common stockholders	$(2,538)	$(6,924)

Other comprehensive loss:

Unrealized gain on pension liability	119	119
Comprehensive loss attributable to common stockholders	$(2,419)	$(6,805)

Loss per share - basic and diluted	$(0.07)	$(0.21)

Weighted average number of common shares - basic and diluted	37,104	32,591

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(30,785)	$(1,343)	$55,418

Net loss attributable to common stockholders	—	—	—	—	—	(2,538)	—	(2,538)
Settlement of stock awards	364	4	—	(153)	(295)	—	—	(291)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	169	—	—	—	—	169

Balance as of March 31, 2022	43,388	$434	$144,451	(6,551)	$(57,461)	$(33,323)	$(1,224)	$52,877

FOR THE THREE MONTHS ENDED MARCH 31, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(13,033)	$(2,159)	$64,378

Net loss attributable to common stockholders	—	—	—	—	—	(6,924)	—	(6,924)
Settlement of stock awards	496	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	173	—	—	—	—	173

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(19,957)	$(2,040)	$57,376

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(2,538)	$(6,924)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	1,405	1,193
Stock-based compensation expense	123	133
Gain on sale of residential condominiums, net	(5)	—
Deferred rents receivable	(4)	(12)
Other non-cash adjustments - pension expense	119	119
Unrealized loss on warrants	369	1,977
Equity in net (income) loss from unconsolidated joint ventures	(746)	372
Distributions from unconsolidated joint ventures	168	194
Decrease (increase) in operating assets:
Receivables	24	47
Prepaid expenses and other assets, net	(1,008)	(371)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,474	1,294
Net cash used in operating activities	(619)	(1,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(4,704)	(12,152)
Net proceeds from the sale of residential condominium units	5,634	—
Net cash provided by (used in) investing activities	930	(12,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	2,390	8,980
Proceeds from secured line of credit	—	1,200
Payment of finance costs	—	(21)
Repayment of loans	(11,642)	—
Settlement of stock awards	(291)	(370)
Net cash (used in) provided by financing activities	(9,543)	9,789

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,232)	(4,341)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,845	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,613	$11,728

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$4,310	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	20,535	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,845	$16,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,381	$5,034
RESTRICTED CASH, END OF PERIOD	14,232	6,694
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,613	$11,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$3,050	$4,130
Cash paid during the period for: Taxes	$66	$46

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$9,332	$7,496
Capitalized amortization of deferred financing costs and warrants	$617	$760
Capitalized stock-based compensation expense	$46	$39

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2022

Note 1 – Business

Overview

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us,” is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley”), see Note 14 – Subsequent Events, and a 10% interest in a recently built 234-unit multi-family property at 250 North 10th Street (“250 North 10th”), in Brooklyn, New York, and we own a property occupied by retail tenants in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $251.9 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2022, which can be used to reduce our future taxable income and capital gains.

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

The measures taken to date, together with any additional measures and developments including those noted above, impacted and will continue to impact the Company’s business in 2022 and beyond, although the extent of the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time. Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, we have closed on 17 residential condominium units as of March 31, 2022.

As of March 31, 2022, we had total cash and restricted cash of $15.6 million, of which approximately $1.4 million was cash and cash equivalents and approximately $14.2 million was restricted cash. At this time, we believe our existing balances of cash and cash equivalents, together with net proceeds that were generated from the sale of The Berkley, which closed in April 2022, planned refinancing of the Paramus line of credit or sale of the Paramus property and sales of the larger, higher floor condominium units at 77 Greenwich will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, and the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additionally, we continue to evaluate opportunities to raise capital through sales of equity, including under our ATM program, debt issuances or refinancings, including refinancing the property located at 237 11th Street, and continue to evaluate dispositions of other properties or other assets and/or sales of partial interests in properties.  Facts and circumstances that are outside of management’s control could change in the future, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, and the impact of such matters on residential sentiment in New York City in particular.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

The accompanying unaudited consolidated interim financial information also conform with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial information should be read in conjunction with our December 31, 2021 audited consolidated financial statements, as previously filed with the SEC in our 2021 Annual Report on Form 10-K (the “2021 Annual Report”).

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

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2022, 250 North 10th was determined to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we account for this investment under the equity method.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley and 250 North 10th, under the equity method of accounting (see Note 12 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. Management does not believe that the value of our equity investments was impaired at either March 31, 2022 or December 31, 2021.

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

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. 77 Greenwich is a residential condominium development project currently in the development stage and management’s assessment for impairment indicators requires significant assumptions and estimates in relation to the status and progress of the development costs against budget, forecasting estimated costs to complete the project, estimated sales velocity and estimates of net sales proceeds from the sale of completed condominiums. We considered all the aforementioned indicators of impairment for the three months ended March 31, 2022 and 2021, respectively.  No provision for impairment was recorded during the three months ended March 31, 2022 or 2021, respectively.

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

k.    Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 5 - Loans Payable and Secured Line of Credit for further information), deposits on residential condominium sales at 77 Greenwich, condominium sales proceeds that have not yet been transferred to the lender and tenant related security deposits.

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

Revenues on sale of residential condominiums reflects the gross sales price and related profits from sales of residential condominium units which are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, as well as salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, in addition to qualifying interest and financing costs.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of March 31, 2022 and December 31, 2021, we determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2022, our tax returns for the years ended December 31, 2018 through December 31, 2021 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2017 or 2018, depending on the jurisdiction, through December 31, 2021.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Shares issuable at March 31, 2022 and 2021 comprising 228,060 and 290,074 restricted stock units, respectively, that have vested but not yet settled and 7,179,000 warrants exercisable at $4.31 per share were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three months ended March 31, 2022 and 2021.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had an unamortized balance of $4.3 million and $5.1 million at March 31,

2022 and December 31, 2021, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net in the consolidated balance sheets and had an unamortized balance of $2.7 million and $2.9 million at March 31, 2022 and December 31, 2021, respectively. Unamortized deferred finance costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Note 3 – Real Estate, Net

As of March 31, 2022 and December 31, 2021, real estate, net, includes the following (dollars in thousands):

	March 31,	December 31,
	2022	2021

Real estate under development	$222,595	$222,394
Building and building improvements	51,141	51,141
Tenant improvements	221	200
Furniture and fixtures	818	775
Land and land improvements	28,847	28,847
	303,622	303,357
Less: accumulated depreciation	14,322	13,629
	$289,300	$289,728

Real estate under development as of March 31, 2022 and December 31, 2021 includes 77 Greenwich and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold during the year. Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of March 31, 2022 and December 31, 2021.

Depreciation expense amounted to approximately $693,000 and $693,000 for the three months ended March 31, 2022 and 2021, respectively.

In May 2018, we closed on the acquisition of 237 11th, a recently built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have been engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.  As of March 31, 2022, the property was 100% leased.

As of March 31, 2022 and December 31, 2021, intangible assets, net consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $2.9 million and $2.7 million at March 31, 2022 and December 31, 2021, respectively. Amortization expense amounted to $185,000 for each of the three months ended March 31, 2022 and 2021, respectively.

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.1 million having been paid to us as of March 31, 2022 from the SCA, with approximately $430,000 remaining to be paid. We have also received an aggregate of $51.0 million in reimbursable construction costs from the SCA through March 31, 2022.  In April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school.  The school is currently anticipated to open in September 2022.  We have also guaranteed certain obligations with respect to the construction of the school.

Closings on residential condominium units started in September 2021 with 14 closings having occurred through December 31, 2021 and three closings during the three months ended March 31, 2022.  Residents have begun to move into their respective units.

Note 4 – Prepaid Expenses and Other Assets, Net

As of March 31, 2022 and December 31, 2021, prepaid expenses and other assets, net, include the following (dollars in thousands):

	March 31,	December 31,
	2022	2021

Prepaid expenses	$1,659	$673
Deferred finance costs	2,184	2,184
Other	2,758	2,736
	6,601	5,593
Less: accumulated amortization	1,594	1,467
	$5,007	$4,126

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

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the Corporate Credit Facility and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended from $6.50 per share to $4.50 per share (the “Warrant Agreement Amendment”) (see Note 10 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments to our Corporate Credit Facility, dated as of October 22, 2021 and November 10, 2021, pursuant to which, among other things, the parties agreed that no additional funds will be drawn under the Corporate Credit Facility, the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023 and the multiple on invested capital (the “MOIC”) provisions were revised to provide that (i) the MOIC amount due upon final repayment of the Corporate Credit Facility loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the Corporate Credit Facility used to calculate the MOIC was reduced to $35.75 million.

The Corporate Credit Facility had an outstanding balance of $35.75 million at both March 31, 2022 and December 31, 2021, excluding deferred finance fees of $2.7 million and $2.9 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $3.9 million at March 31, 2022 and $3.8 million at December 31, 2021.  As of March 31, 2022, we were in compliance with all covenants of the Corporate Credit Facility.

The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at March 31, 2022 and December 31, 2021 was 9.5%, respectively.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the

Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of March 31, 2022, we had paid $1.85 million of the commitment fee.  The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. The Corporate Credit Facility is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Corporate Credit Facility. Upon final repayment of the Corporate Credit Facility, the MOIC amount equal to 30% of the initial Corporate Credit Facility amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the Corporate Credit Facility consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

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

Loans Payable

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”).  As a result of the refinancing transaction in October 2021, the 77 Greenwich Construction Facility was repaid in full.  The 77 Greenwich Construction Facility had an aggregate balance of $159.4 million at the time it was repaid at closing of the 77 Mortgage Loan (see “77 Mortgage Loan” below).

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the 77 Greenwich Construction Facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan as well as funds raised through the Private Placement.   The $33.6 million remaining availability will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold.

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

As of March 31, 2022, the 77 Mortgage Loan had a balance of $116.0 million and we had accrued $2.5 million in PIK interest, which is recorded in accounts payable and accrued expenses in the consolidated balance sheet.  Through March 31, 2022, the 77 Mortgage loan was paid down by approximately $20.5 million through closed sales of residential condominium units.  As of March 31, 2022, we were in compliance with all covenants under the 77 Mortgage Loan.

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended.  Construction recommenced mid-April, initially on a modified basis, as certain work was deemed "essential" construction.  Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  We have received our temporary certificates of occupancy (“TCO”s) for floors 11-35, excluding the hoist units, the lobby, mechanical rooms and portions of the cellar and anticipate receiving TCOs for the balance of the development through completion of the project. Upon the granting of our first TCO in March 2021 and having 16 units under contract at that time, our offering plan was declared effective.  We submitted our request to create separate tax lots to the department of finance and the tax lots were created.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. The blended interest rate for the 77 Mortgage Loan and the Mezzanine Loan, assuming the 77 Mortgage Loan and the Mezzanine Loan are fully drawn, was 8.3% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

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

As of March 31, 2022 and December 31, 2021, the Mezzanine Loan had a balance of $30.3 million for both periods, respectively, and accrued interest totaled approximately $2.1 million and $1.1 million, respectively.

As of March 31, 2022, we were in compliance with the covenants of the Mezzanine Loan.

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

In June 2021, in connection with the refinancing of the mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There is an outstanding balance of $48.8 million and $48.7 million from the 237 11th Senior Loan at March 31, 2022 and December 31, 2021, respectively, and $10.0 million from the 237 11th Mezz Loan at March 31, 2022 and December 31, 2021, respectively.

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

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. As of March 31, 2022, we were in compliance with all covenants of the 237 11th Loans.

The Berkley Partner Loan

In October 2021, we entered into a loan agreement with our partner in The Berkley JV, pursuant to which our partner agreed to lend us up to $10.5 million principal amount, $500,000 of which is available only to be applied to interest payments, secured by our interest in the joint venture entity, maturing in one year, with two 12-month extension options subject to satisfaction of certain conditions. The loan bears interest at a rate of 10% per year, with a portion deferred until maturity.  The loan had a balance of $10.1 million and $10.0 million at March 31, 2022 and December 31, 2021, respectively.  This loan was repaid in full in April 2022.  See Note 14 – Subsequent Events.

Secured Line of Credit

Our $12.75 million secured line of credit is secured by the Paramus, New Jersey property.  The secured line of credit matures in March 2023.  The secured line of credit bears interest at the prime rate, currently 3.50%.  The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $12.75 million at March 31, 2022 and December 31, 2021, respectively, and an effective interest rate of 3.50% and 3.25% at March 31, 2022 and December 31, 2021, respectively.

Note Payable (250 North 10th Note)

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  In January 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at March 31, 2022 and December 31, 2021, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.  See also Note 12 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of March 31, 2022, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal

2022	$10,064
2023	193,393
2024	66,021
2025	—
2026	—
269,478
Less: deferred finance costs, net	(7,007)
Total loans, secured line of credit, and note payable, net	$262,471

Interest

Consolidated interest expense, net includes the following (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Interest expense	$4,287	$4,990
Interest capitalized	(3,485)	(4,387)
Interest expense, net	$802	$603

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

Note 7 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At March 31, 2022 and December 31, 2021, we had recorded an overfunded pension balance of approximately $1.6 million, respectively, which is included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets.  If we decided to terminate the plan under a standard termination, we would be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.7 million to the Syms sponsored plan from September 17, 2012 through March 31, 2022. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan in September 2021.

Note 8 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $118,000 and $112,000 for the three months ended March 31, 2022 and 2021, respectively. The remaining lease obligation, excluding any extension options, for our corporate office is approximately $1.4 million through 2025.
b.	Legal Proceedings – In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 9 – Income Taxes

As of March 31, 2022, we had federal NOLs of approximately $251.9 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward. Since 2009 through March 31, 2022, we have utilized approximately $23.8 million of our federal NOLs.  As of March 31, 2022, we also had state NOLs of approximately $154.2 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $24.3 million and $19.3 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $67.9 million as of March 31, 2022. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

Note 10 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of March 31, 2022 and December 31, 2021, there were 43,387,563 shares and 43,024,424 shares of common stock issued, respectively, and 36,836,146 shares and 36,626,549 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 5 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended to be $4.50 per share.  In connection with the October 2021 Private Placement, the exercise price of the warrants were further reduced to $4.31 per share (the “Exercise Price”), which is payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants were valued at approximately $1.5 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively.  The $369,000 unrealized gain and $2.0 million unrealized loss from the change in fair value of the Warrants during the three months ended March 31, 2022 and 2021, respectively, was recorded in the consolidated statement of operations and comprehensive loss.

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

We sold no shares of our common stock during the three months ended March 31, 2022. During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share. As of March 31, 2022, approximately $8.6 million of our common stock remained available for issuance under the ATM Program.

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

Since inception of the stock repurchase program through March 31, 2022, the Company has repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of March 31, 2022, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2022 or the year ended December 31, 2021.

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

Note 11 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares and in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares.  Our SIP activity as of March 31, 2022 and December 31, 2021 was as follows:

	Three Months Ended		Year Ended
	March 31, 2022		December 31, 2021
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,569,449	-	548,370	-
Additional shares approved by stockholders	-	-	1,500,000	-
Granted to employees	(333,500)	$1.84	(310,000)	$1.25
Granted to non-employee directors	(14,692)	$1.84	(61,167)	$1.77
Deferred under non-employee director's deferral program	(25,882)	$1.84	(107,754)	$1.77
Balance available, end of period	1,195,375	-	1,569,449	-

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the three months ended March 31, 2022, we granted 333,500 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $100,000 in stock-based compensation expense related to these shares was amortized during the three months ended March 31, 2022, of which approximately $30,000 was capitalized into real estate under development with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Total stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $151,000 and $151,000, respectively, of which approximately $51,000 and $45,000, respectively, was capitalized as part of real estate under development with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Our RSU activity was as follows:

	Three Months Ended		Year Ended
	March 31, 2022		December 31, 2021
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	551,083	$2.14	469,000	$3.43
Granted RSUs	333,500	$1.84	310,000	$1.25
Vested	(286,084)	$2.20	(227,917)	$3.59
Non-vested at end of period	598,499	$1.80	551,083	$2.14

As of March 31, 2022, there was approximately $659,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2024.

During the three months ended March 31, 2022, we issued 366,099 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 171,196 shares to provide for the employees’ withholding tax liabilities.

During the three months ended March 31, 2022, we issued 14,692 shares of immediately vested common stock to board members as part of their annual compensation.

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

As of March 31, 2022, a total of 310,795 stock units have been deferred under the Deferral Program.

Note 12 – Investments in Unconsolidated Joint Ventures

Prior to its sale in April 2022, we owned a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a recently built 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the acquisition loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bore interest at a fixed rate of 2.717% and was interest only during the initial five years.  It was pre-payable at any time and could have been increased by up to $6.0 million under certain circumstances. We and our joint venture partner were joint and several recourse carve-out guarantors under the New Berkley Loan.  In October 2021, we entered into a loan agreement with our joint venture partner (see Note 5 – Loans Payable and Secured Line of Credit – The Berkley Partner Loan). This property was sold in April 2022.  See Note 14 – Subsequent Events for information regarding the sale.

We own a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  In January 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. The Partner Loan bears interest at 7.0% which is payable to the extent of available cash flow and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  See Note 5 - Loans Payable and Secured Line of Credit – 250 North 10th Note. As of March 31, 2022, the net carrying amount of our investment in this entity was $4.7 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

As we do not control the 250 North 10th JV (and did not control the Berkley JV), we account for these joint ventures under the equity method of accounting.  We entered into an interest rate swap on February 28, 2020 whereby we recognized our share of the fair value of the asset of approximately $840,000 during the three months ended March 31, 2022 and we recognized our share of the fair value liability of approximately $198,000 during the three months ended March 31, 2021.

The combined balance sheets for our unconsolidated joint ventures at March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

	March 31,	December 31,
	2022	2021

ASSETS

Real estate, net	$163,303	$164,143
Cash and cash equivalents	1,393	1,244
Restricted cash	929	891
Tenant and other receivables, net	229	225
Prepaid expenses and other assets, net	1,055	315
Intangible assets, net	20,944	21,527
Total assets	$187,853	$188,345

LIABILITIES

Mortgages payable, net	$111,326	$112,934
Accounts payable and accrued expenses	1,821	1,849
Total liabilities	113,147	114,783

MEMBERS’ EQUITY

Members’ equity	87,539	87,654
Accumulated deficit	(12,833)	(14,092)
Total members’ equity	74,706	73,562

Total liabilities and members’ equity	$187,853	$188,345

Our investments in unconsolidated joint ventures	$18,517	$17,938

The statements of operations for our unconsolidated joint ventures for the three months ended March 31, 2022 and 2021 are as follows (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues
Rental revenues	$3,263	$2,979

Total revenues	3,263	2,979

Operating Expenses
Property operating expenses	1,112	1,065
Real estate taxes	25	25
General and administrative	2	2
Amortization	583	731
Depreciation	961	984

Total operating expenses	2,683	2,807

Operating income	580	172

Interest expense	(930)	(939)
Interest expense - amortization of deferred finance costs	(72)	(72)
Interest income (expense) - change in fair market value of interest rate swap	1,681	(396)

Net income (loss)	$1,259	$(1,235)

Our equity in net income (loss) from unconsolidated joint ventures	$746	$(372)

Note 13 – Revision of Previously Issued Consolidated Financial Statements

The Company identified errors in its previously issued annual and interim financial statements that were determined individually, and in the aggregate, quantitatively and qualitatively immaterial.  As such the Company has revised its (i) consolidated financial statements as of and for the years ended December 31, 2021 and 2020 as illustrated in this note to the consolidated financial statements; and (ii) interim financial statements for the three months ended March 31, 2021, the three and six months ended June 30, 2021, the three and nine months ended September 30, 2021, as illustrated in this Note 13; collectively referred to as the "Revision".

During the three month period ended March 31, 2022, the Company identified one area of revision error. All adjustments depicted in the tables below relate to the following:

(a)	an error in the accounting treatment of a property that, upon emergence from bankruptcy, was classified as real estate under development, but was not subsequently reported as an operating property when circumstances at the property changed.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31, 2020
	As Previously	Revision
	Reported	Impact	As Revised

ASSETS

Real estate, net	$279,204	$(3,530)	$275,674
Cash and cash equivalents	6,515	—	6,515
Restricted cash	9,554	—	9,554
Prepaid expenses and other assets, net	2,703	—	2,703
Investments in unconsolidated joint ventures	19,379	—	19,379
Receivables	966	—	966
Deferred rents receivable	90	—	90
Right-of-use asset	1,565	—	1,565
Intangible assets, net	9,172	—	9,172
Total assets	$329,148	$(3,530)	$325,618

LIABILITIES

Loans payable, net	$197,330	$—	$197,330
Corporate credit facility, net	31,858	—	31,858
Secured line of credit, net	7,747	—	7,747
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	15,896	—	15,896
Lease liability	1,716	—	1,716
Warrant liability	830	—	830
Total liabilities	261,240	—	261,240

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2020	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2020	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,345,540 shares issued at December 31, 2020; 32,172,107 shares outstanding at December 31, 2020	383	—	383
Additional paid-in capital	135,978	—	135,978
Treasury stock (6,173,433 shares at December 31, 2020)	(56,791)	—	(56,791)
Accumulated other comprehensive loss	(2,159)	—	(2,159)
Accumulated deficit	(9,503)	(3,530)	(13,033)

Total stockholders' equity	67,908	(3,530)	64,378

Total liabilities and stockholders' equity	$329,148	$(3,530)	$325,618

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31, 2020
	As Previously	Revision
	Reported	Impact	As Revised

Revenues
Rental revenues	$993	$570	$1,563
Other income	263	—	263
Total revenues	1,256	570	1,826

Operating Expenses
Property operating expenses	8,166	424	8,590
Real estate taxes	79	175	254
General and administrative	4,955	262	5,217
Pension related costs	345	—	345
Transaction related costs	133	—	133
Depreciation and amortization	2,768	1,139	3,907

Total operating expenses	16,446	2,000	18,446

Gain on sale of school condominium	24,196	—	24,196

Operating income	9,006	(1,430)	7,576

Equity in net loss from unconsolidated joint ventures	(1,571)	—	(1,571)
Unrealized gain on warrants	965	—	965
Interest expense, net	(1,398)	(142)	(1,540)
Interest expense - amortization of deferred finance costs	(202)	(59)	(261)

Income before taxes	6,800	(1,631)	5,169

Tax expense	(306)	—	(306)

Net income attributable to common stockholders	$6,494	$(1,631)	$4,863

Other comprehensive income:

Unrealized gain on pension liability	1,015	—	1,015
Comprehensive income attributable to common stockholders	$7,509	$(1,631)	$5,878

Income per share - basic	$0.20	$(0.05)	$0.15
Income per share - diluted	$0.20	$(0.05)	$0.15

Weighted average number of common shares - basic	32,305	32,305	32,305
Weighted average number of common shares - diluted	32,860	32,860	32,860

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE YEAR ENDED DECMEBER 31, 2020

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Net income attributable to common stockholders	—	—	—	—	—	6,494	—	6,494
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Revision Impact

Balance as of December 31, 2019	—	$—	$—	—	$—	$(1,899)	$—	$(1,899)

Net income attributable to common stockholders	—	—	—	—	—	(1,631)	—	(1,631)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Stock-based consulting fees	—	—	—	—	—	—	—	—
Stock buy-back	—	—	—	—	—	—	—	—

Balance as of December 31, 2020	—	$—	$—	—	$—	$(3,530)	$—	$(3,530)

As Revised

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(17,896)	$(3,174)	$57,792

Net income attributable to common stockholders	—	—	—	—	—	4,863	—	4,863
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(13,033)	$(2,159)	$64,378

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2020
	As Previously	Revision
	Reported	Impact	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to common stockholders	$6,494	$(1,631)	$4,863
Adjustments to reconcile net income attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,970	1,198	4,168
Stock-based compensation expense	806	—	806
Gain on sale of school condominium	(24,196)	—	(24,196)
Deferred rents receivable	(84)	—	(84)
Other non-cash adjustments - pension expense	1,015	—	1,015
Unrealized gain on warrants	(965)	—	(965)
Equity in net loss from unconsolidated joint ventures	1,571	—	1,571
Distributions from unconsolidated joint ventures	1,110	—	1,110
Decrease in operating assets:
Receivables	2,392	—	2,392
Prepaid expenses and other assets, net	190	—	190
Decrease in operating liabilities:
Accounts payable and accrued expenses	(686)	—	(686)
Pension liabilities	(1,033)	—	(1,033)
Net cash used in operating activities	(10,416)	(433)	(10,849)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(51,715)	433	(51,282)
Deferred real estate deposits of condominiums	1,971	—	1,971
Investments in unconsolidated joint ventures	(5,383)	—	(5,383)
Net cash used in investing activities	(55,127)	433	(54,694)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	86,361	—	86,361
Proceeds from secured line of credit	5,000	—	5,000
Payment of finance costs	(1,497)	—	(1,497)
Repayment of loans	(23,368)	—	(23,368)
Repayment of secured line of credit	(2,500)	—	(2,500)
Settlement of stock awards	(695)	—	(695)
Stock buy-back	(359)	—	(359)
Net cash provided by financing activities	62,942	—	62,942
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,601)	—	(2,601)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,670	—	18,670
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$9,196	$—	$9,196
RESTRICTED CASH, BEGINNING OF PERIOD	9,474	—	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$18,670	$—	$18,670
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, END OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,069	$—	$16,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$15,495	$—	$15,495
Cash paid during the period for: Taxes	$251	$—	$251
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$10,319	$—	$10,319
Capitalized amortization of deferred financing costs and warrants	$2,727	$—	$2,727
Capitalized stock-based compensation expense	$356	$—	$356
Investment in unconsolidated joint venture	$5,193	$—	$5,193

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of March 31, 2021
	As Previously	Revision
	Reported	Impact	As Revised

ASSETS

Real estate, net	$289,294	$(3,865)	$285,429
Cash and cash equivalents	5,034	—	5,034
Restricted cash	6,694	—	6,694
Prepaid expenses and other assets, net	3,343	—	3,343
Investments in unconsolidated joint ventures	18,814	—	18,814
Receivables	919	—	919
Deferred rents receivable	102	—	102
Right-of-use asset	1,478	—	1,478
Intangible assets, net	8,987	—	8,987
Total assets	$334,665	$(3,865)	$330,800

LIABILITIES

Loans payable, net	$207,317	$—	$207,317
Corporate credit facility, net	32,104	—	32,104
Secured line of credit, net	8,950	—	8,950
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	14,368	—	14,368
Pension liabilities	—	—	—
Lease liability	1,626	—	1,626
Warrant liability	3,196	—	3,196
Total liabilities	273,424	—	273,424

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at March 31, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2021	—	—	—

Common stock, $0.01 par value; 79,999,997 shares authorized; 38,840,508 shares issued at March 31, 2021; 32,442,633 shares outstanding at March 31, 2021	388	—	388
Additional paid-in capital	136,151	—	136,151
Treasury stock (6,397,875 shares at March 31, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(2,040)	—	(2,040)
Accumulated deficit	(16,092)	(3,865)	(19,957)

Total stockholders' equity	61,241	(3,865)	57,376

Total liabilities and stockholders' equity	$334,665	$(3,865)	$330,800

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31, 2021
	As Previously	Revision
	Reported	Impact	As Revised

Revenues
Rental revenues	$299	$148	$447
Other income	46	—	46
Total revenues	345	148	493

Operating Expenses
Property operating expenses	1,655	97	1,752
Real estate taxes	20	59	79
General and administrative	1,203	40	1,243
Pension related costs	163	—	163
Depreciation and amortization	715	285	1,000

Total operating expenses	3,756	481	4,237

Operating loss	(3,411)	(333)	(3,744)

Equity in net loss from unconsolidated joint ventures	(372)	—	(372)
Unrealized loss on warrants	(1,977)	—	(1,977)
Interest expense, net	(601)	(2)	(603)
Interest expense - amortization of deferred finance costs	(193)	—	(193)

Loss before taxes	(6,554)	(335)	(6,889)

Tax expense	(35)	—	(35)

Net loss attributable to common stockholders	$(6,589)	$(335)	$(6,924)

Other comprehensive loss:

Unrealized gain on pension liability	119	—	119
Comprehensive loss attributable to common stockholders	$(6,470)	$(335)	$(6,805)

Loss per share - basic and diluted	$(0.20)	$(0.01)	$(0.21)

Weighted average number of common shares - basic and diluted	32,591	32,591	32,591

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(6,589)	—	(6,589)
Settlement of stock awards	496	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation expense	—	—	173	—	—	—	—	173

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(16,092)	$(2,040)	$61,241

Revision Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(3,530)	$—	$(3,530)

Net loss attributable to common stockholders	—	—	—	—	—	(335)	—	(335)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of March 31, 2021	—	$—	$—	—	$—	$(3,865)	$—	$(3,865)

As Revised

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(13,033)	$(2,159)	$64,378

Net loss attributable to common stockholders	—	—	—	—	—	(6,924)	—	(6,924)
Settlement of stock awards	496	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation expense	—	—	173	—	—	—	—	173

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(19,957)	$(2,040)	$57,376

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2021
	As Previously	Revision
	Reported	Impact	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(6,589)	$(335)	$(6,924)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	908	285	1,193
Stock-based compensation expense	133	—	133
Deferred rents receivable	(12)	—	(12)
Other non-cash adjustments - pension expense	119	—	119
Unrealized loss on warrants	1,977	—	1,977
Equity in net loss from unconsolidated joint ventures	372	—	372
Distributions from unconsolidated joint ventures	194	—	194
Decrease (increase) in operating assets:
Receivables	47	—	47
Prepaid expenses and other assets, net	(371)	—	(371)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,294	—	1,294
Net cash used in operating activities	(1,928)	(50)	(1,978)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(12,202)	50	(12,152)
Net cash used in by investing activities	(12,202)	50	(12,152)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	8,980	—	8,980
Proceeds from secured line of credit	1,200	—	1,200
Payment of finance costs	(21)	—	(21)
Settlement of stock awards	(370)	—	(370)
Net cash provided by financing activities	9,789	—	9,789
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,341)	—	(4,341)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,728	$—	$11,728
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,034	$—	$5,034
RESTRICTED CASH, END OF PERIOD	6,694	—	6,694
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,728	$—	$11,728
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$4,130	$—	$4,130
Cash paid during the period for: Taxes	$46	$—	$46
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$7,496	$—	$7,496
Capitalized amortization of deferred financing costs and warrants	$760	$—	$760
Capitalized stock-based compensation expense	$39	$—	$39

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of June 30, 2021
	As Previously	Revision
	Reported	Impact	As Revised

ASSETS

Real estate, net	$299,814	$(4,183)	$295,631
Cash and cash equivalents	2,169	—	2,169
Restricted cash	7,626	—	7,626
Prepaid expenses and other assets, net	2,934	—	2,934
Investments in unconsolidated joint ventures	18,318	—	18,318
Receivables	146	—	146
Deferred rents receivable	106	—	106
Right-of-use asset	1,389	—	1,389
Intangible assets, net	8,802	—	8,802
Total assets	$341,304	$(4,183)	$337,121

LIABILITIES

Loans payable, net	$215,193	$—	$215,193
Corporate credit facility, net	32,351	—	32,351
Secured line of credit, net	8,950	—	8,950
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	17,458	—	17,458
Lease liability	1,536	—	1,536
Warrant liability	3,129	—	3,129
Total liabilities	284,480	—	284,480

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at June 30, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at June 30, 2021	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,853,433 shares issued at June 30, 2021; 32,455,568 shares outstanding at June 30, 2021	389	—	389
Additional paid-in capital	136,329	—	136,329
Treasury stock (6,397,875 shares at June 30, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(1,922)	—	(1,922)
Accumulated deficit	(20,806)	(4,183)	(24,989)

Total stockholders' equity	56,824	(4,183)	52,641

Total liabilities and stockholders' equity	$341,304	$(4,183)	$337,121

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	As Previously	Revision		As Previously	Revision
	Reported	Impact	As Revised	Reported	Impact	As Revised

Revenues
Rental revenues	$425	$152	$577	$724	$300	$1,024
Other income	256	—	256	302	—	302
Total revenues	681	152	833	1,026	300	1,326

Operating Expenses
Property operating expenses	1,463	86	1,549	3,118	183	3,301
Real estate taxes	20	59	79	40	118	158
General and administrative	1,235	38	1,273	2,438	78	2,516
Pension related costs	162	—	162	325	—	325
Depreciation and amortization	715	285	1,000	1,430	570	2,000

Total operating expenses	3,595	468	4,063	7,351	949	8,300

Operating loss	(2,914)	(316)	(3,230)	(6,325)	(649)	(6,974)

Equity in net loss from unconsolidated joint ventures	(264)	—	(264)	(636)	—	(636)
Unrealized gain (loss) on warrants	67	—	67	(1,910)	—	(1,910)
Interest expense, net	(881)	(2)	(883)	(1,482)	(4)	(1,486)
Interest expense - amortization of deferred finance costs	(623)	—	(623)	(816)	—	(816)

Loss before taxes	(4,615)	(318)	(4,933)	(11,169)	(653)	(11,822)

Tax expense	(99)	—	(99)	(134)	—	(134)

Net loss attributable to common stockholders	$(4,714)	$(318)	$(5,032)	$(11,303)	$(653)	$(11,956)

Other comprehensive loss:

Unrealized gain on pension liability	118	—	118	237	—	237
Comprehensive loss attributable to common stockholders	$(4,596)	$(318)	$(4,914)	$(11,066)	$(653)	$(11,719)

Loss per share - basic and diluted	$(0.14)	$(0.01)	$(0.15)	$(0.35)	$(0.02)	$(0.37)

Weighted average number of common shares - basic and diluted	32,694	32,694	32,694	32,643	32,643	32,643

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of March 30, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(16,092)	$(2,040)	$61,241

Net loss attributable to common stockholders	—	—	—	—	—	(4,714)	—	(4,714)
Settlement of stock awards	12	1	—	—	—	—	—	1
Unrealized gain on pension liability	—	—	—	—	—	—	118	118
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

Revision Impact

Balance as of March 30, 2021	—	$—	$—	—	$—	$(3,865)	$—	$(3,865)

Net loss attributable to common stockholders	—	—	—	—	—	(318)	—	(318)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of June 30, 2021	—	$—	$—	—	$—	$(4,183)	$—	$(4,183)

As Revised

Balance as of March 30, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(19,957)	$(2,040)	$57,376

Net loss attributable to common stockholders	—	—	—	—	—	(5,032)	—	(5,032)
Settlement of stock awards	12	1	—	—	—	—	—	1
Unrealized gain on pension liability	—	—	—	—	—	—	118	118
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(24,989)	$(1,922)	$52,641

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(11,303)	—	(11,303)
Settlement of stock awards	508	6	—	(225)	(375)	—	—	(369)
Unrealized gain on pension liability	—	—	—	—	—	—	237	237
Stock-based compensation expense	—	—	351	—	—	—	—	351

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

Revision Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(3,530)	$—	$(3,530)

Net loss attributable to common stockholders	—	—	—	—	—	(653)	—	(653)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of June 30, 2021	—	$—	$—	—	$—	$(4,183)	$—	$(4,183)

As Revised

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(13,033)	$(2,159)	$64,378

Net loss attributable to common stockholders	—	—	—	—	—	(11,956)	—	(11,956)
Settlement of stock awards	508	6	—	(225)	(375)	—	—	(369)
Unrealized gain on pension liability	—	—	—	—	—	—	237	237
Stock-based compensation expense	—	—	351	—	—	—	—	351

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(24,989)	$(1,922)	$52,641

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2021
	As Previously	Revision
	Reported	Impact	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(11,303)	$(653)	$(11,956)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,246	570	2,816
Stock-based compensation expense	265	—	265
Deferred rents receivable	(16)	—	(16)
Other non-cash adjustments - pension expense	238	—	238
Unrealized loss on warrants	1,910	—	1,910
Equity in net loss from unconsolidated joint ventures	636	—	636
Distributions from unconsolidated joint ventures	425	—	425
Loan forgiveness	(243)	—	(243)
Decrease (increase) in operating assets:
Receivables	820	—	820
Prepaid expenses and other assets, net	(97)	—	(97)
Increase in operating liabilities:
Accounts payable and accrued expenses	3,559	—	3,559
Net cash used in operating activities	(1,560)	(83)	(1,643)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(21,387)	83	(21,304)
Net cash used in investing activities	(21,387)	83	(21,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	74,486	—	74,486
Proceeds from secured line of credit	1,200	—	1,200
Payment of finance costs	(2,231)	—	(2,231)
Repayment of loans	(56,413)	—	(56,413)
Settlement of stock awards	(369)	—	(369)
Net cash provided by financing activities	16,673	—	16,673
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,274)	—	(6,274)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,795	$—	$9,795
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,169	$—	$2,169
RESTRICTED CASH, END OF PERIOD	7,626	—	7,626
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,795	$—	$9,795
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$8,564	$—	$8,564
Cash paid during the period for: Taxes	$49	$—	$49
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,321	$—	$8,321
Capitalized amortization of deferred financing costs and warrants	$1,629	$—	$1,629
Capitalized stock-based compensation expense	$85	$—	$85

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of September 30, 2021
	As Previously	Revision
	Reported	Impact	As Revised

ASSETS

Real estate, net	$307,112	$(4,503)	$302,609
Cash and cash equivalents	917	—	917
Restricted cash	11,732	—	11,732
Prepaid expenses and other assets, net	3,555	—	3,555
Investments in unconsolidated joint ventures	18,056	—	18,056
Receivables	79	—	79
Deferred rents receivable	110	—	110
Right-of-use asset	1,374	—	1,374
Intangible assets, net	8,617	—	8,617
Total assets	$351,552	$(4,503)	$347,049

LIABILITIES

Loans payable, net	$223,503	$—	$223,503
Corporate credit facility, net	32,597	—	32,597
Secured line of credit, net	11,950	—	11,950
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	18,457	—	18,457
Lease liability	1,516	—	1,516
Warrant liability	1,411	—	1,411
Total liabilities	295,297	—	295,297

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at September 30, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2021	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 39,016,012 shares issued at September 30, 2021; 32,618,137 shares outstanding at September 30, 2021	390	—	390
Additional paid-in capital	136,672	—	136,672
Treasury stock (6,397,875 shares at September 30, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(1,803)	—	(1,803)
Accumulated deficit	(21,838)	(4,503)	(26,341)

Total stockholders' equity	56,255	(4,503)	51,752

Total liabilities and stockholders' equity	$351,552	$(4,503)	$347,049

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	As Previously	Revision		As Previously	Revision
	Reported	Impact	As Revised	Reported	Impact	As Revised

Revenues
Rental revenues	$803	$164	$967	$1,527	$464	$1,991
Other income	30	—	30	332	—	332
Sale of residential condominium units	1,450	—	1,450	1,450	—	1,450
Total revenues	2,283	164	2,447	3,309	464	3,773

Operating Expenses
Property operating expenses	705	100	805	3,823	283	4,106
Real estate taxes	17	59	76	57	177	234
General and administrative	1,217	38	1,255	3,655	116	3,771
Pension related costs	158	—	158	483	—	483
Cost of sale - residential condominium units	1,417	—	1,417	1,417	—	1,417
Depreciation and amortization	716	285	1,001	2,146	855	3,001

Total operating expenses	4,230	482	4,712	11,581	1,431	13,012

Operating loss	(1,947)	(318)	(2,265)	(8,272)	(967)	(9,239)

Equity in net loss from unconsolidated joint ventures	—	—	—	(636)	—	(636)
Unrealized gain (loss) on warrants	1,718	—	1,718	(192)	—	(192)
Interest expense, net	(690)	(2)	(692)	(2,172)	(6)	(2,178)
Interest expense - amortization of deferred finance costs	(160)	—	(160)	(976)	—	(976)

Loss before taxes	(1,079)	(320)	(1,399)	(12,248)	(973)	(13,221)

Tax benefit (expense)	47	—	47	(87)	—	(87)

Net loss attributable to common stockholders	$(1,032)	$(320)	$(1,352)	$(12,335)	$(973)	$(13,308)

Other comprehensive loss:

Unrealized gain on pension liability	119	—	119	356	—	356
Comprehensive loss attributable to common stockholders	$(913)	$(320)	$(1,233)	$(11,979)	$(973)	$(12,952)

Loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.38)	$(0.03)	$(0.41)

Weighted average number of common shares - basic and diluted	32,756	32,756	32,756	32,681	32,681	32,681

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

Net loss attributable to common stockholders	—	—	—	—	—	(1,032)	—	(1,032)
Settlement of stock awards	13	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Sale of common stock	150	1	165	—	—	—	—	166
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of September 30, 2021	39,016	$390	$136,672	(6,398)	$(57,166)	$(21,838)	$(1,803)	$56,255

Revision Impact

Balance as of June 30, 2021	—	$—	$—	—	$—	$(4,183)	$—	$(4,183)

Net loss attributable to common stockholders	—	—	—	—	—	(320)	—	(320)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of September 30, 2021	—	$—	$—	—	$—	$(4,503)	$—	$(4,503)

As Revised

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(24,989)	$(1,922)	$52,641

Net loss attributable to common stockholders	—	—	—	—	—	(1,352)	—	(1,352)
Settlement of stock awards	13	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Sale of common stock	150	1	165	—	—	—	—	166
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of September 30, 2021	39,016	$390	$136,672	(6,398)	$(57,166)	$(26,341)	$(1,803)	$51,752

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(12,335)	—	(12,335)
Settlement of stock awards	521	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	356	356
Sale of common stock	150	2	165	—	—	—	—	167
Stock-based compensation expense	—	—	529	—	—	—	—	529

Balance as of September 30, 2021	39,016	$390	$136,672	(6,398)	$(57,166)	$(21,838)	$(1,803)	$56,255

Revision Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(3,530)	$—	$(3,530)

Net loss attributable to common stockholders	—	—	—	—	—	(973)	—	(973)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of September 30, 2021	—	$—	$—	—	$—	$(4,503)	$—	$(4,503)

As Revised

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(13,033)	$(2,159)	$64,378

Net loss attributable to common stockholders	—	—	—	—	—	(13,308)	—	(13,308)
Settlement of stock awards	521	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	356	356
Sale of common stock	150	2	165	—	—	—	—	167
Stock-based compensation expense	—	—	529	—	—	—	—	529

Balance as of September 30, 2021	39,016	$390	$136,672	(6,398)	$(57,166)	$(26,341)	$(1,803)	$51,752

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2021
	As Previously	Revision
	Reported	Impact	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(12,335)	$(973)	$(13,308)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	3,122	855	3,977
Stock-based compensation expense	399	—	399
Gain on sale of residential condominium units, net	(33)	—	(33)
Deferred rents receivable	(20)	—	(20)
Other non-cash adjustments - pension expense	356	—	356
Unrealized loss on warrants	192	—	192
Equity in net loss from unconsolidated joint ventures	636	—	636
Distributions from unconsolidated joint ventures	686	—	686
Loan forgiveness	(243)	—	(243)
Decrease (increase) in operating assets:
Receivables	887	—	887
Prepaid expenses and other assets, net	(846)	—	(846)
Increase in operating liabilities:
Accounts payable and accrued expenses	5,775	—	5,775
Net cash used in operating activities	(1,424)	(118)	(1,542)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(30,784)	118	(30,666)
Net proceeds from the sale of residential condominium units	1,328	—	1,328
Net cash used in investing activities	(29,456)	118	(29,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	82,318	—	82,318
Proceeds from secured line of credit	4,200	—	4,200
Payment of finance costs	(2,442)	—	(2,442)
Repayment of loans	(56,413)	—	(56,413)
Settlement of stock awards	(370)	—	(370)
Sale of common stock, net	167	—	167
Net cash provided by financing activities	27,460	—	27,460
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,420)	—	(3,420)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,649	$—	$12,649
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$917	$—	$917
RESTRICTED CASH, END OF PERIOD	11,732	—	11,732
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,649	$—	$12,649
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$13,329	$—	$13,329
Cash paid during the period for: Taxes	$189	$—	$189
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$7,101	$—	$7,101
Capitalized amortization of deferred financing costs and warrants	$2,406	$—	$2,406
Capitalized stock-based compensation expense	$130	$—	$130

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31, 2021
	As Previously	Revision
	Reported	Impact	As Revised

ASSETS

Real estate, net	$294,536	$(4,808)	$289,728
Cash and cash equivalents	4,310	—	4,310
Restricted cash	20,535	—	20,535
Prepaid expenses and other assets, net	4,126	—	4,126
Investments in unconsolidated joint ventures	17,938	—	17,938
Receivables	84	—	84
Deferred rents receivable	114	—	114
Right-of-use asset	1,314	—	1,314
Intangible assets, net	8,432	—	8,432
Total assets	$351,389	$(4,808)	$346,581

LIABILITIES

Loans payable, net	$219,249	$—	$219,249
Corporate credit facility, net	32,844	—	32,844
Secured line of credit, net	12,750	—	12,750
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	17,864	—	17,864
Lease liability	1,447	—	1,447
Warrant liability	1,146	—	1,146
Total liabilities	291,163	—	291,163

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2021	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,024,424 shares issued at December 31, 2021; 36,626,549 shares outstanding at December 31, 2021	430	—	430
Additional paid-in capital	144,282	—	144,282
Treasury stock (6,397,875 shares at December 31, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(1,343)	—	(1,343)
Accumulated deficit	(25,977)	(4,808)	(30,785)

Total stockholders' equity	60,226	(4,808)	55,418

Total liabilities and stockholders' equity	$351,389	$(4,808)	$346,581

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Year Ended December 31, 2021
	As Previously	Revision
	Reported	Impact	As Revised

Revenues
Rental revenues	$2,600	$625	$3,225
Other income	355	—	355
Sale of residential condominium units	24,802	—	24,802
Total revenues	27,757	625	28,382

Operating Expenses
Property operating expenses	7,414	371	7,785
Real estate taxes	74	234	308
General and administrative	4,492	154	4,646
Pension related costs	67	—	67
Cost of sale - residential condominium units	24,432	—	24,432
Depreciation and amortization	2,864	1,139	4,003

Total operating expenses	39,343	1,898	41,241

Operating loss	(11,586)	(1,273)	(12,859)

Equity in net loss from unconsolidated joint ventures	(555)	—	(555)
Unrealized gain on warrants	73	—	73
Interest expense, net	(3,007)	(5)	(3,012)
Interest expense - amortization of deferred finance costs	(1,134)	—	(1,134)

Loss before taxes	(16,209)	(1,278)	(17,487)

Tax expense	(265)	—	(265)

Net loss attributable to common stockholders	$(16,474)	$(1,278)	$(17,752)

Other comprehensive loss:

Unrealized gain on pension liability	816	—	816
Comprehensive loss attributable to common stockholders	$(15,658)	$(1,278)	$(16,936)

Loss per share - basic and diluted	$(0.49)	$(0.04)	$(0.53)

Weighted average number of common shares - basic and diluted	33,322	33,322	33,322

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE YEAR ENDED DECEMBER 31, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(16,474)	—	(16,474)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(25,977)	$(1,343)	$60,226

Revision Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(3,530)	$—	$(3,530)

Net loss attributable to common stockholders	—	—	—	—	—	(1,278)	—	(1,278)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of December 31, 2021	—	$—	$—	—	$—	$(4,808)	$—	$(4,808)

As Revised

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(13,033)	$(2,159)	$64,378

Net loss attributable to common stockholders	—	—	—	—	—	(17,752)	—	(17,752)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(30,785)	$(1,343)	$55,418

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2021
	As Previously	Revision
	Reported	Impact	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(16,474)	$(1,278)	$(17,752)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	3,998	1,139	5,137
Stock-based compensation expense	530	—	530
Gain on sale of residential condominium units, net	(321)	—	(321)
Deferred rents receivable	(24)	—	(24)
Other non-cash adjustments - pension expense	816	—	816
Unrealized gain on warrants	(73)	—	(73)
Equity in net loss from unconsolidated joint ventures	555	—	555
Distributions from unconsolidated joint ventures	885	—	885
Decrease (increase) in operating assets:
Receivables	882	—	882
Prepaid expenses and other assets, net	(257)	—	(257)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,467	—	3,467
Pension liabilities	(1,288)	—	(1,288)
Net cash used in operating activities	(7,304)	(139)	(7,443)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(36,349)	139	(36,210)
Net proceeds from the sale of residential condominium units	22,275	—	22,275
Net cash used in investing activities	(14,074)	139	(13,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	249,984	—	249,984
Proceeds from secured line of credit	8,200	—	8,200
Payment of finance costs	(6,552)	—	(6,552)
Repayment of loans	(225,547)	—	(225,547)
Repayment of secured line of credit	(3,200)	—	(3,200)
Settlement of stock awards	(370)	—	(370)
Sale of common stock, net	7,639	—	7,639
Net cash provided by financing activities	30,154	—	30,154
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,776	—	8,776
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$—	$24,845
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,310	$—	$4,310
RESTRICTED CASH, END OF PERIOD	20,535	—	20,535
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$—	$24,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$16,042	$—	$16,042
Cash paid during the period for: Taxes	$395	$—	$395
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,805	$—	$8,805
Capitalized amortization of deferred financing costs and warrants	$3,580	$—	$3,580
Capitalized stock-based compensation expense	$177	$—	$177
Loan forgiveness	$243	$—	$243

Note 14 – Subsequent Events

In April 2022, our joint venture with Pacolet Milliken closed on the sale of The Berkley for a sale price of $71,020,000.  The net proceeds from the sale, after repayment of the property’s mortgage and partner loan and settlement proceeds from the interest rate swap associated with the property’s mortgage, is expected to be used for working capital and/or new investment opportunities for the Company.

Other than as set forth above, there were no other subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley”), which was sold in April 2022, and a 10% interest in a recently built 234-unit multi-family property at 250 North 10th Street, Brooklyn, New York (“250 North 10th”) , and we own a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $251.9 million of federal net operating loss carry forwards (“NOLs”) at March 31, 2022, which can be used to reduce our future taxable income and capital gains.

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

Management’s Plans and Liquidity

As of March 31, 2022, we had total cash and restricted cash of $15.6 million, of which approximately $1.4 million was cash and cash equivalents and approximately $14.2 million was restricted cash. At this time, we believe our existing balances of cash and cash equivalents, together with net proceeds that were generated from the sale of The Berkley, which closed in April 2022, debt issuances and/or refinancings, including refinancing the property at 237 11th and the Paramus line of credit, equity issuances, including under our ATM program, dispositions of other properties or assets, sales of the larger, higher floor condominium units at 77 Greenwich and/or sales of partial interests in properties will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, and the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances that are outside of managements control could change in the future, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, and the impact of such matters on residential sentiment in New York City in particular

Properties

Below is certain information regarding our real estate properties as of March 31, 2022:

		Building Size
		(estimated		Leased at
		rentable	Number of	March 31,
Property Location	Type of Property	square feet)	Units	2022
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	100%

Total		157,000	105

Joint Ventures

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	98.9%

250 North 10th Street, Brooklyn, New York - 10% (5)	Multi-family	158,000	234	99.1%

Total		223,000	329

Grand Total		380,000	434
(1)	77 Greenwich. We are nearing completion of the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. As of March 31, 2022, all finishes were complete through the 35th floor. As of March 31, 2022, we have received our temporary certificates of occupancy (“TCOs”) for floors 11-35, excluding the hoist units, the lobby, mechanical rooms and portions of the cellar and anticipate receiving TCOs for the balance of the development through completion of the project. We have also completed the build-out and furnishing of the model units and moved the sales gallery to the building. The attorney general’s office approved our condominium offering plan in April 2019. We have closed on the sale of 17 residential condominium units through March 31, 2022. Closings are ongoing and residents have begun to move into their respective units. Although sales activity has begun to increase from 2020 levels, through March 31, 2022 sales activity was adversely impacted by the pandemic, the war in Ukraine, increasing interest rates and the local New York City economy. In December 2017, we closed on a $189.5 million construction facility. The facility had a balance of $157.0 million at the time it was repaid in full as part of the Company’s October 2021 refinancing transaction with Macquarie PF Inc. pursuant to which we were extended credit in the amount of up to $166.7 million. We borrowed $133.1 million on the closing date of the 77 Mortgage Loan (defined below) and the balance of the funds used to repay the facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan as well as funds raised through the Private Placement. The $33.6 million remaining availability on the 77 Mortgage Loan will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold. The 77 Mortgage Loan had a balance of $116.0 million at March 31, 2022.

Prior to the COVID-19 related shutdown of all non-essential construction by New York State in early April 2020, the residential condominium units were scheduled to be completed by the end of 2020.  Future delays in construction may result in a delay in our ability to complete the construction project on its anticipated timeline and our ability to sell residential condominium units.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately

$5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.1 million had been paid to us by the SCA as of March 31, 2022 with approximately $430,000 remaining to be paid. We have also received an aggregate of $51.0 million in reimbursable construction costs from the SCA through March 31, 2022.  The SCA closed on the purchase of the school condominium unit from us in April 2020, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which is planned to become an approximately 476 seat public elementary school.  The pace of completion of the buildout by the SCA has been impacted by COVID-19 and the school is currently anticipated to open in September 2022.

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

Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, have not reached an agreement.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.

(4)	223 North 8th Street. Prior to its sale in April 2022, through a joint venture, we owned a 50% interest in the entity formed to acquire and operate The Berkley, a recently built 95-unit multi-family property encompassing approximately 99,000 gross square feet (65,000 rentable square feet) at 223 North 8th Street in North Williamsburg, Brooklyn, New York. In April 2022, our joint venture with Pacolet Milliken closed on the sale of The Berkley for $71,020,000.

(5)	250 North 10th Street. Through a joint venture, we own a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. The property is four blocks from the Bedford Avenue L subway station and a short walk from the Metropolitan Avenue G subway station as well as the J, M, and Z trains at Marcy Avenue. It is located one block from The Berkley. Apartments feature top-of-the-line unit finishes including GE stainless steel appliances, caesarstone countertops, in-unit washers and dryers, individually zoned climate controls, floor to ceiling windows and oak hardwood floors. In addition, the property offers a full amenity package including a concierge, a resident’s lounge with roof deck, a fitness center, a café lounge and an expansive terrace, tenant storage, parking, and sweeping views of the neighborhood and Manhattan. The property has approximately six years remaining on its 15-year Section 421-a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the Section 421-a real estate tax exemption.

Lease Expirations

As of March 31, 2022, we have one retail lease at our Paramus property with 4,000 square feet of leased space with annualized rent of $140,000 per year that expires in 2023, a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036, a third retail lease at the 237 11th property with 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032, and a retail lease at 77 Greenwich with 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2032. All our other leases are residential leases which expire within twelve or twenty-four months of the commencement date.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our consolidated financial statements for further information). Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Annual Report on Form 10-K (the “2021 Annual Report”) for the year ended December 31, 2021.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2022 and 2021 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2021 Annual Report.

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 30, 2021 (see Note 13 - Revision of Previously Issued Consolidated Financial Statements for discussion on revised amounts)

Rental revenues in total increased by approximately $813,000 to $1.3 million for three months ended March 31, 2022 from $447,000 for the three months ended March 31, 2021. This consisted of an increase in rent revenues of approximately $784,000 to $1.2 million for the three months ended March 31, 2022 from $434,000 for the three months ended March 31, 2021, as well as an increase in tenant reimbursements of approximately $29,000 to $42,000 for the three months ended March 31, 2022 from $13,000 for the three months ended March 31, 2021. The increase in total revenues and its related components was due to higher occupancy, higher face rents and less rent concessions at 237 11th during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the progress made in remediating the construction related defects..

Other income, which consisted mainly of the SCA construction supervision fee, decreased by approximately $30,000 to $16,000 for the three months ended March 31, 2022 from $46,000 for the three months ended March 31, 2021 as a result of a reduction in the SCA construction.

In connection with the sales of residential condominium units at 77 Greenwich for the three months ended March 31, 2022, we recorded gross sales proceeds of approximately $6.3 million. Units that closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic. These units were completed first and were covered by the initial TCOs. Getting these units under contract allowed us to obtain approval from the New York State Attorney General and therefore start the closing process on residential units.

Property operating expenses decreased by approximately $1.2 million to $548,000 for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2021. The decrease was principally due to expenses associated with 237 11th, including approximately $1.2 million in lower remediation related costs incurred during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 to repair the construction related defects.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, and to a lesser extent expenses related to the Paramus, New Jersey location.

Real estate tax expense decreased by approximately $5,000 to $74,000 for the three months ended March 31, 2022 from $79,000 for the three months ended March 31, 2021.  This was mainly due to expenses related to the Paramus, New Jersey location.

General and administrative expenses decreased by approximately $104,000 to $1.1 million for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, approximately $100,000 related to stock-based compensation, $573,000 related to payroll and payroll related expenses, $301,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $165,000 related to legal, accounting and other professional fees.  For the three months ended March 31, 2021, approximately $109,000 related to stock-based compensation, $735,000 related to payroll and payroll related expenses, $253,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $146,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $5,000 to $158,000 for the three months ended March 31, 2022 from $163,000 for the three months ended March 31, 2021. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 7 – Pension Plan to our consolidated financial statements for further information).

In connection with the commencement of sales of residential condominium units for the three months ended March 31, 2022, we recorded cost of sales of approximately $6.3 million, which mainly consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.

Depreciation and amortization remained consistent at $1.0 million for the three months ended March 31, 2022 and  2021.  For the three months ended March 31, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $283,000, depreciation for 237 11th of approximately $382,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $338,000 for 237 11th. For the three months ended March 31, 2021, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $286,000, depreciation for 237 11th of approximately $381,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $334,000 for 237 11th.

Equity in net income from unconsolidated joint ventures increased by approximately $1.1 million to $746,000 for the three months ended March 31, 2022 from a net loss of $372,000 for the three months ended March 31, 2021. Equity in net loss from unconsolidated joint ventures represented our 50% share in The Berkley and our 10% share in 250 North 10th. For the three months ended March 31, 2022, our share of the loss is primarily comprised of operating income before depreciation of $436,000 offset by depreciation and amortization of $348,000, interest expense of $183,000 and income from the change in the fair market value of the interest rate swap of $841,000. For the three months ended March 31, 2021, our share of the loss is primarily comprised of operating income before depreciation of $383,000 offset by depreciation and amortization of $374,000, interest expense of $182,000 and the loss from the change in the fair market value of the interest rate swap of $199,000.

Unrealized loss on warrants increased by approximately $1.6 million to $369,000 for the three months ended March 31, 2022 from a loss of $2.0 million for the three months ended March 31, 2021. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $199,000 to $802,000 for the three months ended March 31, 2022 from $603,000 net for the three months ended March 31, 2021. For the three months ended March 31, 2022, there was approximately $4.3 million of gross interest expense incurred, $3.5 million of which was capitalized. For the three months ended March 31, 2021, there was approximately $5.0 million of gross interest expense incurred, $4.4 million of which was capitalized. The decrease in gross interest expense was mainly due to lower overall interest rates on our loans from various refinancing’s after March 31, 2021, partially offset by an overall higher average of borrowings during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Interest expense - amortization of deferred finance costs increased approximately $209,000 to $402,000 for the three months ended March 31, 2022 from $193,000 for the three months ended March 31, 2021. The increase was principally due to deferred finance costs related to the refinancing of the 237 11th Loans that we closed on in June 2021 as well as the amortization of finance costs for our loans and secured line of credit that were not capitalized as part of real estate under development.

We recorded a $70,000 tax expense for the three months ended March 31, 2022 compared to $35,000 for the three months ended March 31, 2021.

Net loss attributable to common stockholders decreased by approximately $4.4 million to $2.5 million for the three months ended March 31, 2022 from $6.9 million for the three months ended March 31, 2021 as a result of the changes discussed above, principally due to increased rental revenue and lower property operating expenses at 237 11th due to the completion of the remediation work by the end of 2021, 100% occupancy at 237 11th by the end of March 31, 2022, as well an increase in our equity in net income in our joint ventures and lower unrealized loss on warrants.

Liquidity and Capital Resources

COVID-19 Pandemic, Management’s Plans and Liquidity

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2022, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Quarterly Report on Form 10-Q.  Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021 through March 31, 2022, and we closed on 17 residential condominium units in through March 31, 2022, and residents are moving into their respective units. Units sold to date were smaller, lower floor units that went under contract and closed during the height of the pandemic. These units were completed first and were covered by the initial TCOs obtained. Getting these units under contract allowed us to obtain AG approval of our condominium plan and start closing on residential unit sales.  However, we have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances.  Although there are no assurances that any transactions will be completed on acceptable terms or at all, we are currently exploring pursuing a variety of capital raising and other transactions, including the sale of certain assets or interests in assets, capital raises through equity offerings, including our ATM Program, debt borrowings, refinancings, including refinancing the Paramus line of credit and property at 237 11th, and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.  In addition, the sale of The Berkley closed in April 2022 for a price of $71,020,000. The net proceeds from the sale, after repayment of the property’s mortgage and partner loan and settlement proceeds from the interest rate swap associated with the property’s mortgage, is expected to be used for working capital and/or new investment opportunities for the Company.

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

As of March 31, 2022, we had total cash and restricted cash of $15.6 million, of which approximately $1.4 million was cash and cash equivalents and approximately $14.2 million was restricted cash. As of December 31, 2021, we had total cash and restricted cash of $24.8 million, of which approximately $4.3 million was cash and cash equivalents and approximately $20.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.  As of April 30, 2022, we had approximately $7.8 million of cash and cash equivalents.

At this time, we believe our existing balances of cash and cash equivalents, together with proceeds generated from the sale of The Berkley, which closed in April 2022, planned refinancing of the Paramus line of credit, or sale of the Paramus, New Jersey property and sales of the larger, higher floor condominium units at 77 Greenwich will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, and the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additionally, we continue to evaluate opportunities to raise capital through sales of equity, including under our ATM program, debt issuances or refinancings, including refinancing the property located at 237 11th Street, and continue to evaluate dispositions of other properties or other assets and/or sales of partial interests in properties.  Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, and the impact of such matters on residential sentiment in New York City in particular.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility” or “CCF”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, which provided for an increase by $25.0 million subject to satisfaction of certain conditions and the consent of the CCF Lender. Draws under the Corporate Credit Facility were originally permitted to be made during the 32-month period following the closing date of the CCF (the “Closing Date”). The CCF matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the Closing Date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the Closing Date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of March 31, 2022, we had paid $1.85 million of the commitment fee. The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid.

At March 31, 2022, the Corporate Credit Facility had an outstanding balance of $35.75 million, excluding deferred finance fees of $2.7 million, and an effective interest rate of 9.63%. Accrued interest totaled approximately $3.9 million at March 31, 2022.  See Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

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

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments to our CCF, dated as of October 22, 2021 and November 10, 2021, pursuant to which, among other things, the parties agreed that no additional funds will be drawn under the CCF, the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023 and the MOIC provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million.

In connection with the Corporate Credit Facility, we also entered into a warrant agreement with the CCF Lender pursuant to which we issued to the CCF Lender ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock.  In connection with the Corporate Facility Amendment, the exercise price of the Warrants was amended from $6.50 per share to $4.31 per share, payable in cash or pursuant to a cashless exercise.  See Note 10 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants.

As of March 31, 2022, we were in compliance with all covenants of the CCF.

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

As of March 31, 2022, the 77 Mortgage Loan had been paid down by approximately $20.5 million through closed sales of residential condominium units to a balance of $115.9 million and we had accrued $2.5 million in PIK interest, which is recorded in accounts payable and accrued expenses in the consolidated balance sheet.  As of March 31, 2022, we were in compliance with all covenants under the 77 Mortgage Loan.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, was 8.26% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

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

As of March 31, 2022, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $2.1 million.   See Note 5 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

As of March 31, 2022, we were in compliance with the covenants of the Mezzanine Loan.

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

Simultaneously, in June 2021, in connection with the refinancing of the 237 11th mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There was an outstanding balance of $48.8 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at March 31, 2022.

From time to time, properties that we own, acquire or develop may experience defects, including concealed defects, or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Due to certain construction defects at 237 11th that resulted in water penetration into the building and damage to certain apartment units and other property, which defects we believe were concealed and which would have required significant invasive work of a type not usually required or permitted, especially on a newly-built asset, to be detected, we submitted proofs of loss to our insurance carrier for property damage and business interruption (lost revenue) in March 2019.   The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, have not reached an agreement.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed by December 31, 2021. As of March 31, 2022, the property was 100% leased.

The Berkley Loan

Prior to its sales in April 2022, we owned a 50% interest in a joint venture formed to acquire and operate The Berkley. On February 28, 2020, in connection with a refinancing, The Berkley acquisition loan was repaid in full and was replaced with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bore interest at a fixed rate of 2.717% and was interest only during the initial five years. In connection with the sale of The Berkley in April 2022, the New Berkley Loan was repaid in full and retired.

The Berkley Partner Loan

In October 2021, we entered into a loan agreement with our partner in The Berkley JV, pursuant to which our partner agreed to lend us up to $10.5 million principal amount, $500,000 of which is available only to be applied to interest payments, secured by our interest in the joint venture entity, maturing in one year, with two 12-month extension options subject to satisfaction of certain conditions. The loan bore interest at a rate of 10% per year, with a portion deferred until maturity.  As of March 31, 2022, the loan had an outstanding balance of $10.1 million. In connection with the sale of The Berkley in April 2022, the Berkley Partner Loan was repaid in full and retired.

Secured Line of Credit

Our $12.75 million secured line of credit with Webster Bank (formerly known as Sterling National Bank) is secured by the Paramus, New Jersey property.  The maturity date of the secured line of credit is March 2023.   The secured line of credit bears interest at the prime rate, currently 3.50%.  The secured line of credit is pre-payable at any time without penalty. As of March 31, 2022, the secured line of credit had an outstanding balance of $12.75 million and an effective interest rate of 3.50%.

250 North 10th Note

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. In January 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults, and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.

Private Placement Transaction and Rights Offering

In October 2021, we entered into a private placement agreement with certain existing shareholders (“Investors”), pursuant to which we issued to the Investors an aggregate of 2,539,473 shares of our common stock at a price of $1.90 per share, and we received gross proceeds of $4.8 million, which closed on the same day.

In December 2021, we closed on a common stock rights offering to existing shareholders at a price of $1.90 per share, which resulted in the issuance of 903,576 shares of our common stock and we received gross proceeds of $1.7 million.

At-The-Market Equity Offering Program

In August 2021, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $10.0 million in shares of our common stock.

We sold no shares of our common stock during the three months ended March 31, 2022.  During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share.

As of March 31, 2022, approximately $8.6 million of our common stock remained available for issuance under the ATM Program.

Cash Flows

Cash Flows for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net cash used in operating activities decreased by approximately $1.4 million to $619,000 for the three months ended March 31, 2022 from $2.0 million for the three months ended March 31, 2021. This decrease was mainly due to an increase in accounts payable and accrued expenses of $1.0 million over the same period last year, as well as in increase in prepaid expenses and other assets, net of $637,000 over the same period last year.

Net cash provided by investing activities increased by approximately $13.1 million to $930,000 for the three months ended March 31, 2022 from net cash used of $12.2 million for the three months ended March 31, 2021. The increase in cash provided by investing activities was due to $7.5 million less in net additions to real estate this period compared to the same period last year as well as $5.6 million in net proceeds from the closing on sales of residential condominium units at 77 Greenwich.

Net cash used in financing activities increased by approximately $19.3 million to $9.5 million for the three months ended March 31, 2022 from net cash provided of $9.8 million for the three months ended March 31, 2021. The increase in net cash used in financing activities primarily relates to the $11.6 million of loan paydowns from the 77 Greenwich Mortgage Loan from the proceeds of residential condominium sales, partially offset by $7.8 million less in borrowings from the loans and secured line of credit this period compared to the same period last year.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of March 31, 2022 were approximately $251.9 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through March 31, 2022, we have utilized approximately $23.8 million of the federal NOLs. Pursuant to the TCJA, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, we had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with our valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019, and the balance of approximately $1.5 million in July 2020.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $67.9 million was recorded as of March 31, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report on or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	the impact of COVID-19;
●	risks and uncertainties as to the terms, timing, structure, benefits and costs of any capital raising or strategic transaction and whether one will be consummated on terms acceptable to us or at all;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	our ability to execute our business plan, including as it relates to the development of and sale of residential condominium units at our largest asset, 77 Greenwich;
●	risks associated with our debt, including the risk of defaults on our obligations and debt service requirements;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;

●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes;
●	the impact of the revision of our financial statements and management’s recently identified material weakness in our internal control over financial reporting; and

●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2021 Annual Report for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, and under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from the anticipated results.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in our 2021 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

b)Internal Control Over Financial Reporting

Other than the material weakness described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements as of and for the quarter ended March 31, 2022, our management identified a material weakness in our internal control over financial reporting related to an error identified in connection with the classification of a property as real estate under development which was not subsequently reported as an operating property when circumstances at the property changed, resulting in the incorrect capitalization of certain costs. Our management communicated the results of its assessment to the Audit Committee of the Board of Directors of the Company.

Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the classification of properties. We believe these measures will remediate the material weakness noted. We have completed some of these measures as of the date of this report, but have not completed all measures. The material weakness has not been fully remediated as of the date of the filing of this Form 10-Q. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

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

Item 1A. Risk Factors

Numerous factors affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, which describe significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

We identified a material weakness in our internal control over financial reporting related to the Revision described in the Explanatory Note to this Quarterly Report on Form 10-Q. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports. Management identified a deficiency in internal control over financial reporting as of March 31, 2022 and determined that the Company did not maintain effective internal control over financial reporting because of a misclassification of a property as real estate under development rather than as an operating property. The consolidated financial statements have been adjusted to reflect the revised classification as an operating property. See Note 13 to the consolidated financial statements. See Item 4, “Controls and Procedures”, in this Quarterly Report on Form 10-Q for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and March 31, 2021, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and March  31, 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021,  (v) Notes to Consolidated Financial Statements and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: May 16, 2022	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: May 16, 2022	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)