Form 10-Q
period 2022-06-30
Trinity Place Holdings Inc.
filed 2022-09-07
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of September 7, 2022, there were 36,877,140 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (As Restated)	3

	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 (As Restated)	4

	Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 (As Restated)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and the six months ended June 30, 2021 (As Restated)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71

Item 4.	Controls and Procedures	71

PART II.	OTHER INFORMATION	72

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	74

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2022	2021
		As Restated (a)
ASSETS

Real estate, net	$66,016	$67,334
Residential condominium units for sale	214,759	216,983
Cash and cash equivalents	3,112	4,310
Restricted cash	13,279	20,535
Prepaid expenses and other assets, net	4,915	4,126
Investments in unconsolidated joint ventures	4,643	17,938
Receivables	50	84
Deferred rents receivable	121	114
Right-of-use asset	1,132	1,314
Intangible assets, net	8,062	8,432
Total assets	$316,089	$341,170

LIABILITIES

Loans payable, net	$198,458	$219,249
Corporate credit facility, net	33,337	32,844
Secured line of credit, net	9,250	12,750
Note payable	5,863	5,863
Accounts payable and accrued expenses	22,824	17,864
Lease liability	1,245	1,447
Warrant liability	215	1,146
Total liabilities	271,192	291,163

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,390,895 and 43,024,424 shares issued at June 30, 2022 and December 31, 2021, respectively; 36,850,373 and 36,626,549 shares outstanding at June 30, 2022 and December 31, 2021, respectively	434	430
Additional paid-in capital	144,580	144,282
Treasury stock (6,540,522 and 6,397,875 shares at June 30, 2022 and December 31, 2021, respectively)	(57,461)	(57,166)
Accumulated other comprehensive loss	(1,106)	(1,343)
Accumulated deficit	(41,550)	(36,196)

Total stockholders’ equity	44,897	50,007

Total liabilities and stockholders’ equity	$316,089	$341,170

(a) Amounts are Restated. See Note 14 for more information.

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
		As Restated (a)		As Restated (a)
Revenues
Rental revenues	$1,231	$577	$2,491	$1,024
Other income	10	256	26	302
Sale of residential condominium units	5,118	—	11,187	—

Total revenues	6,359	833	13,704	1,326

Operating Expenses
Property operating expenses	766	1,888	1,570	3,795
Real estate taxes	416	79	806	158
General and administrative	1,503	1,387	3,005	2,630
Pension related costs	157	162	315	325
Cost of sale - residential condominium units	4,803	—	10,524	—
Depreciation and amortization	1,004	1,000	2,007	2,000

Total operating expenses	8,649	4,516	18,227	8,908

Operating loss	(2,290)	(3,683)	(4,523)	(7,582)

Equity in net income (loss) from unconsolidated joint ventures	70	(264)	816	(636)
Equity in net gain on sale of unconsolidated joint venture property	4,490	—	4,490	—
Unrealized gain (loss) on warrants	1,300	67	931	(1,910)
Interest expense, net	(3,295)	(1,772)	(6,064)	(2,647)
Interest expense - amortization of deferred finance costs	(378)	(683)	(814)	(944)

Loss before taxes	(103)	(6,335)	(5,164)	(13,719)

Tax expense	(120)	(99)	(190)	(134)

Net loss attributable to common stockholders	$(223)	$(6,434)	$(5,354)	$(13,853)

Other comprehensive loss:

Unrealized gain on pension liability	118	118	237	237
Comprehensive loss attributable to common stockholders	$(105)	$(6,316)	$(5,117)	$(13,616)

Loss per share - basic and diluted	$(0.01)	$(0.20)	$(0.14)	$(0.42)

Weighted average number of common shares - basic and diluted	37,186	32,694	37,145	32,643

(a) Amounts are Restated. See Note 14 for more information.

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of March 31, 2022	As Restated (a)	43,388	$434	$144,451	(6,551)	$(57,461)	$(41,327)	$(1,224)	$44,873

Net loss attributable to common stockholders		—	—	—	—	—	(223)	—	(223)
Settlement of stock awards		3	—	—	10	—	—	—	—
Unrealized gain on pension liability		—	—	—	—	—	—	118	118
Stock-based compensation		—	—	129	—	—	—	—	129

Balance as of June 30, 2022		43,391	$434	$144,580	(6,541)	$(57,461)	$(41,550)	$(1,106)	$44,897

FOR THE SIX MONTHS ENDED JUNE 30, 2022

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2021	As Restated (a)	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

Net loss attributable to common stockholders		—	—	—	—	—	(5,354)	—	(5,354)
Settlement of stock awards		367	4	—	(143)	(295)	—	—	(291)
Unrealized gain on pension liability		—	—	—	—	—	—	237	237
Stock-based compensation		—	—	298	—	—	—	—	298

Balance as of June 30, 2022		43,391	$434	$144,580	(6,541)	$(57,461)	$(41,550)	$(1,106)	$44,897

(a) Amounts are Restated. See Note 14 for more information

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) – (Continued)

(In thousands)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of March 31, 2021	As Revised (b)	38,841	$388	$136,151	(6,398)	$(57,166)	$(22,810)	$(2,040)	$54,523

Net loss attributable to common stockholders		—	—	—	—	—	(6,434)	—	(6,434)
Settlement of stock awards		12	1	—	—	—	—	—	1
Unrealized gain on pension liability		—	—	—	—	—	—	118	118
Stock-based compensation		—	—	178	—	—	—	—	178

Balance as of June 30, 2021	As Restated (a)	38,853	$389	$136,329	(6,398)	$(57,166)	$(29,244)	$(1,922)	$48,386

FOR THE SIX MONTHS ENDED JUNE 30, 2021

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2020	As Revised (b)	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss attributable to common stockholders		—	—	—	—	—	(13,853)	—	(13,853)
Settlement of stock awards		508	6	—	(225)	(375)	—	—	(369)
Unrealized gain on pension liability		—	—	—	—	—	—	237	237
Stock-based compensation		—	—	351	—	—	—	—	351

Balance as of June 30, 2021	As Restated (a)	38,853	$389	$136,329	(6,398)	$(57,166)	$(29,244)	$(1,922)	$48,386

(a) Amounts are Restated. See Note 14 for more information
(b) Amounts are Revised. See Note 14 for more information

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
		As Restated (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(5,354)	$(13,853)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by (used in) operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,821	2,944
Stock-based compensation expense	271	265
Gain on sale of joint venture real estate	(4,490)	—
Deferred rents receivable	(7)	(16)
Other non-cash adjustments - pension expense	237	238
Unrealized (gain) loss on warrants	(931)	1,910
Equity in net (income) loss from unconsolidated joint ventures	(816)	636
Distributions from unconsolidated joint ventures	1,183	425
Loan forgiveness	—	(243)
Decrease (increase) in operating assets:
Residential condominium units for sale	5,676	(19,479)
Receivables	34	820
Prepaid expenses and other assets, net	(1,041)	(97)
Increase in operating liabilities:
Accounts payable and accrued expenses	2,787	3,559
Net cash provided by (used in) operating activities	370	(22,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(68)	(56)
Proceeds from sale of unconsolidated joint venture	17,418	—
Net cash provided by (used in) investing activities	17,350	(56)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	4,666	74,486
Proceeds from secured line of credit	—	1,200
Payment of finance costs	—	(2,231)
Repayment of loans	(27,049)	(56,413)
Repayment of secured line of credit	(3,500)	—
Settlement of stock awards	(291)	(369)
Net cash (used in) provided by financing activities	(26,174)	16,673

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(8,454)	(6,274)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,845	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,391	$9,795

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$4,310	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	20,535	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,845	$16,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,112	$2,169
RESTRICTED CASH, END OF PERIOD	13,279	7,626
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,391	$9,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$4,970	$8,564
Cash paid during the period for: Taxes	$251	$49

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$1,272	$1,501
Capitalized stock-based compensation expense	$27	$70

(a) Amounts are Restated. See Note 14 for more information

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2022

Note 1 – Business

Overview

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us,” is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through a joint venture, a 10% interest in a recently built 234-unit multi-family property at 250 North 10th street in Brooklyn, New York (“250 North 10th”), as well as a property occupied by retail tenants in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $261.8 million of federal net operating loss carryforwards (“NOLs”) at June 30, 2022, which can be used to reduce our future taxable income and capital gains.

COVID-19 Pandemic, Management’s Plans and Liquidity

As a result of the COVID-19 pandemic, numerous federal, state, local and foreign governmental authorities issued a range of “stay-at-home orders”, proclamations and directives aimed at minimizing the spread of COVID-19, among other restrictions on businesses and individuals. Additional proclamations and directives have been issued in response to further outbreaks, and may be issued in the future. The outbreak and restrictions have adversely affected our business operations including, among other things, a temporary suspension of construction work at our most significant asset, 77 Greenwich, which resumed in mid-April 2020, initially on a modified basis, as certain work was deemed “essential” construction, and the temporary closing of the sales center for the 77 Greenwich residential condominium units as well as the temporary suspension of the remediation work being performed on 237 11th, which resumed in early June 2020 and was completed in the fourth quarter of 2021.

The economic downturn and volatility in financial markets appear to have been primarily driven by uncertainties associated with the pandemic. As it relates to our business, these uncertainties include, but are not limited to, the adverse effect of the pandemic on the New York City and broader economy, residential and potential residential sentiment in New York City, particularly Manhattan, lending institutions, construction and material supply partners, travel and transportation services, our employees, residents and tenants, and traffic to and within geographic areas containing our real estate assets. The pandemic has adversely affected our short-term, and may adversely affect our long-term, liquidity, cash flows and revenues and has required and may continue to require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, seeking loan extensions and covenant modifications, modifying, eliminating or deferring rent payments in the short term for tenants in an effort to mitigate financial hardships.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, new and recurring outbreaks, new information which may emerge concerning the pandemic and any additional preventative and protective actions that governments, lending institutions and other businesses, including us, may direct or institute.  These and other developments have resulted in and may continue to result in an extended period of continued business disruption and reduced operations for us as well as for lending and other businesses and governmental entities with which we do business. The ultimate financial impacts cannot be reasonably estimated at this time but the outbreak, restrictions and future developments are anticipated to continue to have an adverse impact on our business, financial condition and results of operations, which has been and may continue to be material, although in recent months we have seen indications of a recovery in the New York City real estate market.

The measures taken to date, together with any additional measures and developments including those noted above, impacted and will continue to impact the Company’s business in 2022 and beyond, although the extent of the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time. Although the impact of the pandemic, as well as, more recently, the war in Ukraine and rising interest rates, has impeded the sale of residential condominium units at 77 Greenwich, we have closed on 19 residential condominium units as of June 30, 2022 and an additional two units in July 2022.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19 and supply-chain issues, while construction at 77 Greenwich is in the final stage of completion, it has taken longer than projected. As a result, we expect certain items, including punch-list items, the outside dog run and general contractor settlements, to not be completed by the Final Completion milestone of September 28, 2022 as contemplated under our 77 Mortgage Loan and mezzanine loan. Missing this deadline will trigger certain events of default under the 77 Mortgage Loan and mezzanine loan facility, creating substantial doubt about our ability to continue as a going concern.  Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units. Many residents have moved into the building. The majority of the construction is expected to be completed by the end of September, including the remaining residential units and amenity spaces, with punch-list and general contractor settlements to follow. Management has already held productive discussions with our 77 Mortgage Lender and currently expects to enter into an amendment to the 77 Mortgage Loan agreement and the mezzanine loan to extend the Final Completion milestone within the next several weeks. If we are not successful in completing the amendment as contemplated above, and the 77 Mortgage Lender or the lender under our mezzanine loan facility accelerated their respective loan, cross-defaults would also exist and we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

As of June 30, 2022, we had total cash and restricted cash of $16.4 million, of which approximately $3.1 million was cash and cash equivalents and approximately $13.3 million was restricted cash as well as $3.5 million available under our secured line of credit. At this time, we believe our existing balances of cash and cash equivalents, secured line of credit availability, planned refinancing of the Paramus line of credit or sale of the Paramus property and sales of the larger, higher floor condominium units at 77 Greenwich will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, unless we are unable to reach agreement with our lenders as described above. Additionally, management continues to evaluate opportunities to raise capital through sales of equity, including under our ATM program, debt issuances or refinancings, including refinancing the property located at 237 11th Street, and continues to evaluate dispositions of other properties or other assets and/or sales of partial interests in properties. In addition, management is actively engaging with parties who have expressed interest in the Company’s assets and attributes, and may consider from time to time potential strategic transactions, including acquisition, disposition, and financing and refinancings.  Facts and circumstances that are outside of management’s control could change in the future, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, and the impact of such matters on residential sentiment in New York City in particular.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

The accompanying unaudited consolidated interim financial information also conform with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial information should be read in conjunction with our December 31, 2021 audited consolidated financial statements, (the “2021 Annual Report”).

a.    Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are or were wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley, which was sold in April 2022, and 250 North 10th, are included in our consolidated statements of operations and comprehensive loss (see Note 13 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2022, 250 North 10th was determined to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we account for this investment under the equity method.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley, which was sold in April 2022, and 250 North 10th, under the equity method of accounting (see Note 13 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. Management does not believe that the value of our equity investments was impaired at either June 30, 2022 or December 31, 2021.

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

g.

Residential Condominium Units for Sale - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate that is under development. Capitalization of these costs begin when the activities and related expenditures commence, and decreases as the property receives its temporary certificates of occupancy (“TCOs”).  Residential condominium units for sale as of June 30, 2022 and December 31, 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate for the six months ended June 30, 2022 and 2021, respectively, and no provision for impairment was recorded during the six months ended June 30, 2022 or 2021, respectively.

77 Greenwich is a residential condominium development project currently in the development stage.  The residential condominium units to be sold are stated at the lower of cost or fair value.

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

k.    Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 6 - Loans Payable and Secured Line of Credit for further information), deposits on residential condominium sales at 77 Greenwich, condominium sales proceeds that have not yet been transferred to the lender and tenant related security deposits.

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

Revenues on sale of residential condominiums reflects the gross sales price from sales of residential condominium units which are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, as well as salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, in addition to qualifying interest and financing costs.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of June 30, 2022 and December 31, 2021, we determined that no liabilities are required in connection with unrecognized tax positions. As of June 30, 2022, our tax returns for the years ended

December 31, 2018 through December 31, 2021 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2017 or 2018, depending on the jurisdiction, through December 31, 2021.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. 7,179,000 warrants exercisable at $4.31 per share were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three and six months ended June 30, 2022 and 2021.  Shares issuable at June 30, 2022 comprising 228,060 restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three and six months ended June 30, 2022. Shares issuable at June 30, 2021 comprising 290,074 restricted stock units that have vested but not yet settled  were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three and six months ended June 30, 2021.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had an unamortized balance of $3.5 million and $5.1 million at June 30, 2022 and December 31, 2021, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net, in the consolidated balance sheets and had an unamortized balance of $2.4 million and $2.9 million at June 30, 2022 and December 31, 2021, respectively. Unamortized deferred finance costs are expensed when the associated debt is refinanced with a new lender or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Note 3 – Residential Condominium Units for Sale

Residential condominium units for sale as of June 30, 2022 and December 31, 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 14 closings having occurred through December 31, 2021 and five closings during the six months ended June 30, 2022.  Residents have begun to move into their respective units.

Note 4 – Real Estate, Net

As of June 30, 2022 and December 31, 2021, real estate, net, includes the following (dollars in thousands):

	June 30,	December 31,
	2022	2021
		As Restated (a)

Building and building improvements	$51,141	$51,141
Tenant improvements	221	200
Furniture and fixtures	822	775
Land and land improvements	28,847	28,847
	81,031	80,963
Less: accumulated depreciation	15,015	13,629
	$66,016	$67,334

(a) Amounts are Restated. See Note 14 for more information

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of June 30, 2022 and December 31, 2021.  Depreciation expense amounted to approximately $696,000 and $693,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $1.4 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.

In May 2018, we closed on the acquisition of 237 11th, a recently built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to water damage in apartment units and other property at 237 11th resulting from construction defects, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.  As of June 30, 2022, the property was 99.1% leased.

As of June 30, 2022 and December 31, 2021, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $3.0 million and $2.7 million at June 30, 2022 and December 31, 2021, respectively. Amortization expense amounted to $185,000 for each of the three months ended June 30, 2022 and 2021, respectively, and $370,000 for each of the six months ended June 30, 2022 and 2021, respectively.

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.1 million having been paid to us as of June 30, 2022 from the SCA, with approximately $420,000 remaining to be paid. We have also received an aggregate of $51.2 million in reimbursable construction costs from the SCA through June 30, 2022.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which will be a public elementary school with approximately 476 seats.  The school currently anticipates opening in September 2022.  We have also guaranteed certain obligations with respect to the construction of the school.

Note 5 – Prepaid Expenses and Other Assets, Net

As of June 30, 2022 and December 31, 2021, prepaid expenses and other assets, net, include the following (dollars in thousands):

	June 30,	December 31,
	2022	2021

Prepaid expenses	$1,639	$673
Deferred finance costs	2,184	2,184
Other	2,811	2,736
	6,634	5,593
Less: accumulated amortization	1,719	1,467
	$4,915	$4,126

Note 6 – Loans Payable and Secured Line of Credit

Corporate Credit Facility

In December 2019, we entered into a multiple draw credit agreement aggregating $70.0 million (the “Corporate Credit Facility”), subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the lender (the “CCF Lender”).  The Corporate Credit Facility matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The Corporate Credit Facility provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital.

In connection with the December 2020 transaction described below, the Company entered into an amendment to the Corporate Credit Facility, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the Corporate Credit Facility and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended from $6.50 per share to $4.50 per share (the “Warrant Agreement Amendment”) (see Note 11 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

In connection with the October 2021 closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments to our Corporate Credit Facility, dated as of October 22, 2021 and November 10, 2021, pursuant to which, among other things, the parties agreed that no additional funds will be drawn under the Corporate Credit Facility, the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023 and the multiple on invested capital (the “MOIC”) provisions were revised to provide that (i) the MOIC amount due upon final repayment of the Corporate Credit Facility was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the Corporate Credit Facility used to calculate the MOIC was reduced to $35.75 million.

The Corporate Credit Facility had an outstanding balance of $35.75 million at both June 30, 2022 and December 31, 2021, excluding deferred finance fees of $2.4 million and $2.9 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $4.4 million at June 30, 2022 and $3.8 million at December 31, 2021.  As of June 30, 2022, we were in compliance with all covenants of the Corporate Credit Facility.

The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the initial closing date, subject to increase during the extension periods. The effective interest rate at June 30, 2022 and December 31, 2021 was 9.875% and 9.5%, respectively.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of June 30, 2022, we had paid $1.85 million of the commitment fee.  The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. The Corporate Credit Facility is subject to certain mandatory prepayment provisions, including that, subject to the terms of the 77 Mortgage Loan applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Corporate Credit Facility. Upon final repayment of the Corporate Credit Facility, the MOIC amount equal to 30% of the initial Corporate Credit Facility amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the Corporate Credit Facility consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

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

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of

Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”).  We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the 77 Greenwich Construction Facility were obtained from an increase in the Mezzanine Loan, The Berkley Partner Loan and funds raised through the Private Placement.   The $33.6 million remaining availability on the closing date will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold, $5.6 million of such amount had been drawn by June 30, 2022.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year under certain circumstances and is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential condominium units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan is not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disburse in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower is required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions. Due to the occurrence of certain force majeure related circumstances, the completion date has been extended to the end of September 2022.  If we do not achieve final completion by then, we would need to request a further extension from the 77 Mortgage Lender.  We anticipate being able to obtain an extension of the completion date.  However, if we are not successful in receiving such an extension, the 77 Mortgage Lender or the lender under our mezzanine loan facility could accelerate their respective loan, and cross-defaults would also exist.  The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.

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

As of June 30, 2022, the 77 Mortgage Loan had a balance of $112.9 million and we had accrued $4.0 million in PIK interest, which is recorded in accounts payable and accrued expenses in the consolidated balance sheet.  Through June 30, 2022, the 77 Mortgage loan has been paid down by approximately $20.5 million of proceeds from closed sales of residential condominium units.  As of June 30, 2022, we were in compliance with all covenants under the 77 Mortgage Loan.

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended.  Construction recommenced mid-April 2020, initially on a modified basis, as certain work was deemed "essential" construction.  Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  We have received our temporary certificates of occupancy (“TCO”s) for floors 11-35, excluding the hoist units, the lobby, mechanical rooms and portions of the cellar, and anticipate receiving TCOs for the balance of the development through completion of the project. Upon the granting of our first TCO in March 2021 and having 16 units under contract at that time, our offering plan was declared effective.  We submitted our request to create separate tax lots to the department of finance and the tax lots were created.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. The blended interest rate on the closing date for the 77 Mortgage Loan and the Mezzanine Loan, assuming the 77 Mortgage Loan and the Mezzanine Loan are fully drawn, was 8.26% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the Corporate Credit Facility. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

In October 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflected interest previously accrued under the original Mezzanine Loan, (ii) reflect the pledge of the equity interests in the Mortgage Borrower to the Mezzanine Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated).

As of June 30, 2022 and December 31, 2021, the Mezzanine Loan had a balance of $30.3 million for both periods, respectively, and accrued interest totaled approximately $3.3 million and $1.1 million, respectively.

As of June 30, 2022, we were in compliance with the covenants of the Mezzanine Loan.

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

Simultaneously, in June 2021, in connection with the refinancing of the mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The LIBOR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There is an outstanding balance of $48.8 million and $48.7 million from the 237 11th Senior Loan at June 30, 2022 and December 31, 2021, respectively, and $10.0 million from the 237 11th Mezz Loan at June 30, 2022 and December 31, 2021, respectively.

In June 2021, we entered into an interest rate cap agreement as required under the 237 11th Loans. The interest rate cap agreement provided the right to receive cash if the reference interest rate rose above a contractual rate. We paid a premium of approximately $32,500 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $60.0 million. The interest rate cap matures in July 2023.  We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense.

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. As of June 30, 2022, we were in compliance with all covenants of the 237 11th Loans.

The Berkley Partner Loan

In October 2021, we entered into a loan agreement with our partner in The Berkley JV, pursuant to which our partner agreed to lend us up to $10.5 million principal amount, $500,000 of which was available only to be applied to interest payments, secured by our interest in the joint venture entity, maturing in one year. The loan bore interest at a rate of 10% per year, with a portion deferred until maturity.  This loan had a balance of $10.1 million when it was repaid in full in April 2022 in connection with the sale of The Berkley.

Secured Line of Credit

Our $12.75 million secured line of credit is secured by the Paramus, New Jersey property.  The secured line of credit matures in March 2023.  The secured line of credit bears interest at the prime rate.  The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $9.25 million and $12.75 million at June 30, 2022 and December 31, 2021, respectively, and an effective interest rate of 4.75% and 3.25% at June 30, 2022 and December 31, 2021, respectively.

Note Payable (250 North 10th Note)

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  In January 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at June 30, 2022 and December 31, 2021, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.  See also Note 13 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of June 30, 2022, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal

2022	$—
2023	217,098
2024	35,750
2025	—
2026	—
252,848
Less: deferred finance costs, net	(5,940)
Total loans, secured line of credit, and note payable, net	$246,908

Interest

Consolidated interest expense, net includes the following (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
		As Restated (a)		As Restated (a)

Interest expense	$4,541	$5,284	$8,828	$10,272
Interest capitalized	(1,246)	(3,511)	(2,764)	(7,624)
Interest income	—	(1)	—	(1)
Interest expense, net	$3,295	$1,772	$6,064	$2,647

(a) Amounts are Restated. See Note 14 for more information

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the consolidated loans payable, Corporate Credit Facility and the secured line of credit approximated their carrying values as they are variable-rate instruments.  The warrant liability is recorded at fair value.

Note 8 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At June 30, 2022 and December 31, 2021, we had recorded an overfunded pension balance of approximately $1.6 million, respectively, which is included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets.  If we decided to terminate the plan under a standard termination, we would be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $5.7 million to the Syms sponsored plan from September 17, 2012 through June 30, 2022. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan in September 2021.

Note 9 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $118,000 and $110,000 for the three months ended June 30, 2022 and 2021, respectively, and $235,000 and $219,000 for the six months ended June 30, 2022 and 2021, respectively. The remaining lease obligation, excluding any extension options, for our corporate office is approximately $1.3 million through March 31, 2025.
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

Note 10 – Income Taxes

As of June 30, 2022, we had federal NOLs of approximately $261.8 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward. Since 2009 through June 30, 2022, we have utilized approximately $22.5 million of our federal NOLs.  As of June 30, 2022, we also had state NOLs of approximately $148.7 million. These state NOLs have various expiration dates through 2039, if applicable. We also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $24.3 million and $19.3 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $72.6 million as of June 30, 2022. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

Note 11 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of June 30, 2022 and December 31, 2021, there were 43,390,895 shares and 43,024,424 shares of common stock issued, respectively, and 36,850,373 shares and 36,626,549 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 6 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended to be $4.50 per share.  In connection with the October 2021 Private Placement, the exercise price of the warrants were further reduced to $4.31 per share (the “Exercise Price”), which is payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate

Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants were valued at approximately $215,000 and $1.1 million at June 30, 2022 and December 31, 2021, respectively.  The $931,000 unrealized gain and $1.9 million unrealized loss from the change in fair value of the Warrants during the six months ended June 30, 2022 and 2021, respectively, was recorded in the consolidated statements of operations and comprehensive loss.

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Corporate Credit Facility described in Note 6 – Loans Payable and Secured Line of Credit, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Corporate Credit Facility.

At-The-Market Equity Offering Program

In August 2021, we entered into an “at-the-market” equity offering program (the “ATM Program”), to sell up to an aggregate of $10.0 million in shares of our common stock.

We sold no shares of our common stock during the six months ended June 30, 2022.  During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share. As of June 30, 2022, approximately $8.6 million of our common stock remained available for issuance under the ATM Program.

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

Since inception of the stock repurchase program through June 30, 2022, the Company has repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of June 30, 2022, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the six months ended June 30, 2022 or the year ended December 31, 2021.

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

Note 12 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares and in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares.  Our SIP activity as of June 30, 2022 and December 31, 2021 was as follows:

	Six Months Ended		Year Ended
	June 30, 2022		December 31, 2021
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,569,449	-	548,370	-
Additional shares approved by stockholders	-	-	1,500,000	-
Granted to employees	(333,500)	$1.84	(310,000)	$1.25
Granted to non-employee directors	(28,919)	$1.87	(61,167)	$1.77
Deferred under non-employee director's deferral program	(50,947)	$1.87	(107,754)	$1.77
Forfeitures by former employees	60,500	$1.68	—	$-
Balance available, end of period	1,216,583	-	1,569,449	-

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the six months ended June 30, 2022, we granted 333,500 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $71,000 and $169,000 in stock-based compensation expense related to these shares was amortized during the three and six months ended June 30, 2022, of which approximately $6,000 and $36,000 was capitalized into residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Total stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $101,000 and $151,000, respectively, of which approximately $4,000 and $33,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss. Total stock-based compensation expense for the six months ended June 30, 2022 and 2021 was $252,000 and $302,000, respectively, of which approximately $27,000 and $76,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Our RSU activity was as follows:

	Six Months Ended		Year Ended
	June 30, 2022		December 31, 2021
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	551,083	$2.14	469,000	$3.43
Granted RSUs	333,500	$1.84	310,000	$1.25
Vested	(286,084)	$2.20	(227,917)	$3.59
Forfeited by former employees	(60,500)	$1.68	—	$—
Non-vested at end of period	537,999	$1.82	551,083	$2.14

As of June 30, 2022, there was approximately $468,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2024.

During the six months ended June 30, 2022, we issued 366,099 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 171,196 shares to provide for the employees’ withholding tax liabilities.

During the six months ended June 30, 2022, we issued 28,919 shares of immediately vested common stock to board members as part of their annual compensation.

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

As of June 30, 2022, a total of 335,860 stock units have been deferred under the Deferral Program.

Note 13 – Investments in Unconsolidated Joint Ventures

We own a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the acquisition loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bore interest at a fixed rate of 2.717% and was interest only during the initial five years.  We and our joint venture partner were joint and several recourse carve-out guarantors under the New Berkley Loan.  In October 2021, we entered into a loan agreement with our joint venture partner (see Note 6 – Loans Payable and Secured Line of Credit – The Berkley Partner Loan), which was paid off in full when this property was sold in April 2022.  The Berkley JV sold The Berkley in April 2022 for a sale price of $70.8 million. In connection with the sale of the property, the Berkley JV recognized a gain on sale of approximately $9.0 million as well as a gain of $2.0 million upon settlement of the underlying interest rate swap.

We own a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  In January 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. The

Partner Loan bears interest at 7.0% which is payable to the extent of available cash flow and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  See Note 6 - Loans Payable and Secured Line of Credit – 250 North 10th Note. As of June 30, 2022, the net carrying amount of our investment in this entity was $4.6 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

As we do not control the 250 North 10th JV (and did not control The Berkley JV), we account for these joint ventures under the equity method of accounting.  We entered into an interest rate swap on February 28, 2020, whereby we recognized our share of the fair value of this liability of approximately $77,000 of income and $369,000 of expense during the six months ended June 30, 2022 and 2021, respectively. The combined balance sheets for our unconsolidated joint ventures at June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	June 30,	December 31,
	2022	2021

ASSETS

Real estate, net	$114,874	$164,143
Cash and cash equivalents	1,370	1,244
Restricted cash	670	891
Tenant and other receivables, net	224	225
Prepaid expenses and other assets, net	1,032	315
Intangible assets, net	9,945	21,527
Total assets	$128,115	$188,345

LIABILITIES

Mortgages payable, net	$80,401	$112,934
Accounts payable and accrued expenses	1,420	1,849
Total liabilities	81,821	114,783

MEMBERS’ EQUITY

Members’ equity	49,777	87,654
Accumulated deficit	(3,483)	(14,092)
Total members’ equity	46,294	73,562

Total liabilities and members’ equity	$128,115	$188,345

Our investments in unconsolidated joint ventures	$4,643	$17,938

The statements of operations for our unconsolidated joint ventures for the three and six months ended June 30, 2022 and 2021 are as follows (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues
Rental revenues	$2,759	$3,185	$6,022	$6,164

Total revenues	2,759	3,185	6,022	6,164

Operating Expenses
Property operating expenses	769	931	1,881	1,996
Real estate taxes	17	25	42	50
General and administrative	(12)	3	(10)	5
Amortization	493	583	1,076	1,314
Depreciation	762	988	1,723	1,972

Total operating expenses	2,029	2,530	4,712	5,337

Operating income	730	655	1,310	827

Gain on sale of real estate	8,981	—	8,981	—
Gain on sale of interest rate swap	2,005	—	2,005	—
Interest expense	(782)	(957)	(1,712)	(1,896)
Interest expense - amortization of deferred finance costs	(56)	(73)	(128)	(145)
Interest (expense) income - change in fair market value of interest rate swap	(1,528)	(341)	153	(737)

Net income (loss)	$9,350	$(716)	$10,609	$(1,951)

Our equity in net income (loss) from unconsolidated joint ventures	$4,560	$(264)	$5,306	$(636)

Note 14 – Restatement and Revision of Previously Issued Consolidated Financial Statements

The Company identified errors in its previously issued annual and interim financial statements that required restatements, and errors that were determined individually, and in the aggregate, quantitatively and qualitatively immaterial that required revisions.  As such the Company has restated and revised its (i) consolidated financial statements as of and for the years ended December 31, 2021 and 2020 as illustrated in this note to the consolidated financial statements; and (ii) interim financial statements for the three months ended March 31, 2021, the three and six months ended June 30, 2021, the three and nine months ended September 30, 2021, and the three months ended March 31, 2022, as illustrated in this Note 14; collectively referred to as the "Restatement or Revision".

During the three month period ended June 30, 2022, the Company identified areas of restatement errors. All adjustments depicted in the tables below relate to the following:

(a)	an error in the accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich Street.
(b)	a disclosure error in the classification on the balance sheets of our 77 Greenwich property which was classified as real estate under development in real estate and is now classified as residential condominium units for sale.
(c)	a disclosure error in the classification on the statements of cash flows of our 77 Greenwich property relating to additions and sales of condominiums where they were reported in the statement of cash flows under cash flows from investing activities when they should have been reported in cash flows from operations.

During the three month period ended March 31, 2022, the Company identified one area of revision error. All adjustments depicted in the tables below relate to the following:

(d)	an error in the accounting treatment of a property that, upon emergence from bankruptcy, was classified as real estate under development, but was not subsequently reported as an operating property when circumstances at the property changed.

During the year ended December 31, 2021, the Company identified one area of revision error. All adjustments depicted in the tables below relate to the following:

(e)	an error in the accounting treatment regarding certain advertising and marketing costs which were capitalized to construction costs at the development project at 77 Greenwich Street and should have been expensed as incurred.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31, 2020
	As Previously	Restatement
	Reported	Impact	As Restated

ASSETS

Real estate, net	$279,204	$(209,164)	$70,040
Residential condominium units for sale	—	203,276	203,276
Cash and cash equivalents	6,515	—	6,515
Restricted cash	9,554	—	9,554
Prepaid expenses and other assets, net	2,703	—	2,703
Investments in unconsolidated joint ventures	19,379	—	19,379
Receivables	966	—	966
Deferred rents receivable	90	—	90
Right-of-use asset	1,565	—	1,565
Intangible assets, net	9,172	—	9,172
Total assets	$329,148	$(5,888)	$323,260

LIABILITIES

Loans payable, net	$197,330	$—	$197,330
Corporate credit facility, net	31,858	—	31,858
Secured line of credit, net	7,747	—	7,747
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	15,896	—	15,896
Lease liability	1,716	—	1,716
Warrant liability	830	—	830
Total liabilities	261,240	—	261,240

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2020	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2020	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,345,540 shares issued at December 31, 2020; 32,172,107 shares outstanding at December 31, 2020	383	—	383
Additional paid-in capital	135,978	—	135,978
Treasury stock (6,173,433 shares at December 31, 2020)	(56,791)	—	(56,791)
Accumulated other comprehensive loss	(2,159)	—	(2,159)
Accumulated deficit	(9,503)	(5,888)	(15,391)

Total stockholders' equity	67,908	(5,888)	62,020

Total liabilities and stockholders' equity	$329,148	$(5,888)	$323,260

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31, 2020
	As Previously	Revision
	Reported	Impact	As Revised

Revenues
Rental revenues	$993	$570	$1,563
Other income	263	—	263
Total revenues	1,256	570	1,826

Operating Expenses
Property operating expenses	8,166	954	9,120
Real estate taxes	79	175	254
General and administrative	4,955	262	5,217
Pension related costs	345	—	345
Transaction related costs	133	—	133
Depreciation and amortization	2,768	1,139	3,907

Total operating expenses	16,446	2,530	18,976

Gain on sale of school condominium	24,196	—	24,196

Operating income	9,006	(1,960)	7,046

Equity in net loss from unconsolidated joint ventures	(1,571)	—	(1,571)
Unrealized gain on warrants	965	—	965
Interest expense, net	(1,398)	(142)	(1,540)
Interest expense - amortization of deferred finance costs	(202)	(59)	(261)

Income before taxes	6,800	(2,161)	4,639

Tax expense	(306)	—	(306)

Net income attributable to common stockholders	$6,494	$(2,161)	$4,333

Other comprehensive income:

Unrealized gain on pension liability	1,015	—	1,015
Comprehensive income attributable to common stockholders	$7,509	$(2,161)	$5,348

Income per share - basic	$0.20	$(0.07)	$0.13
Income per share - diluted	$0.20	$(0.07)	$0.13

Weighted average number of common shares - basic	32,305	32,305	32,305
Weighted average number of common shares - diluted	32,860	32,860	32,860

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE YEAR ENDED DECMEBER 31, 2020

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Net income attributable to common stockholders	—	—	—	—	—	6,494	—	6,494
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Revision Impact

Balance as of December 31, 2019	—	$—	$—	—	$—	$(3,727)	$—	$(3,727)

Net income attributable to common stockholders	—	—	—	—	—	(2,161)	—	(2,161)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Stock-based consulting fees	—	—	—	—	—	—	—	—
Stock buy-back	—	—	—	—	—	—	—	—

Balance as of December 31, 2020	—	$—	$—	—	$—	$(5,888)	$—	$(5,888)

As Revised

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(19,724)	$(3,174)	$55,964

Net income attributable to common stockholders	—	—	—	—	—	4,333	—	4,333
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2020
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to common stockholders	$6,494	$(2,161)	$4,333
Adjustments to reconcile net income attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,970	1,198	4,168
Stock-based compensation expense	806	—	806
Gain on sale of school condominium	(24,196)	—	(24,196)
Deferred rents receivable	(84)	—	(84)
Other non-cash adjustments - pension expense	1,015	—	1,015
Unrealized gain on warrants	(965)	—	(965)
Equity in net loss from unconsolidated joint ventures	1,571	—	1,571
Distributions from unconsolidated joint ventures	1,110	—	1,110
Decrease in operating assets:
Residential condominium units for sale	—	(46,473)	(46,473)
Receivables	2,392	—	2,392
Prepaid expenses and other assets, net	190	—	190
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(686)	1,971	1,285
Pension liabilities	(1,033)	—	(1,033)
Net cash used in operating activities	(10,416)	(45,465)	(55,881)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(51,715)	47,436	(4,279)
Deferred real estate deposits of condominiums	1,971	(1,971)	—
Investments in unconsolidated joint ventures	(5,383)	—	(5,383)
Net cash used in investing activities	(55,127)	45,465	(9,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	86,361	—	86,361
Proceeds from secured line of credit	5,000	—	5,000
Payment of finance costs	(1,497)	—	(1,497)
Repayment of loans	(23,368)	—	(23,368)
Repayment of secured line of credit	(2,500)	—	(2,500)
Settlement of stock awards	(695)	—	(695)
Stock buy-back	(359)	—	(359)
Net cash provided by financing activities	62,942	—	62,942
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,601)	—	(2,601)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,670	—	18,670
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$9,196	$—	$9,196
RESTRICTED CASH, BEGINNING OF PERIOD	9,474	—	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$18,670	$—	$18,670
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, END OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,069	$—	$16,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$15,495	$—	$15,495
Cash paid during the period for: Taxes	$251	$—	$251
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$10,319	$(10,319)	$—
Capitalized amortization of deferred financing costs and warrants	$2,727	$(59)	$2,668
Capitalized stock-based compensation expense	$356	$(57)	$299
Investment in unconsolidated joint venture	$5,193	$—	$5,193

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of March 31, 2021
	As Previously	Restatement
	Reported	Impact	As Restated

ASSETS

Real estate, net	$289,294	$(219,941)	$69,353
Residential condominium units for sale	—	213,223	213,223
Cash and cash equivalents	5,034	—	5,034
Restricted cash	6,694	—	6,694
Prepaid expenses and other assets, net	3,343	—	3,343
Investments in unconsolidated joint ventures	18,814	—	18,814
Receivables	919	—	919
Deferred rents receivable	102	—	102
Right-of-use asset	1,478	—	1,478
Intangible assets, net	8,987	—	8,987
Total assets	$334,665	$(6,718)	$327,947

LIABILITIES

Loans payable, net	$207,317	$—	$207,317
Corporate credit facility, net	32,104	—	32,104
Secured line of credit, net	8,950	—	8,950
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	14,368	—	14,368
Lease liability	1,626	—	1,626
Warrant liability	3,196	—	3,196
Total liabilities	273,424	—	273,424

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at March 31, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2021	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,840,508 shares issued at March 31, 2021; 32,442,633 shares outstanding at March 31, 2021	388	—	388
Additional paid-in capital	136,151	—	136,151
Treasury stock (6,397,875 shares at March 31, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(2,040)	—	(2,040)
Accumulated deficit	(16,092)	(6,718)	(22,810)

Total stockholders' equity	61,241	(6,718)	54,523

Total liabilities and stockholders' equity	$334,665	$(6,718)	$327,947

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31, 2021
	As Previously	Revision
	Reported	Impact	As Revised

Revenues
Rental revenues	$299	$148	$447
Other income	46	—	46
Total revenues	345	148	493

Operating Expenses
Property operating expenses	1,655	252	1,907
Real estate taxes	20	59	79
General and administrative	1,203	40	1,243
Pension related costs	163	—	163
Depreciation and amortization	715	285	1,000

Total operating expenses	3,756	636	4,392

Operating loss	(3,411)	(488)	(3,899)

Equity in net loss from unconsolidated joint ventures	(372)	—	(372)
Unrealized loss on warrants	(1,977)	—	(1,977)
Interest expense, net	(601)	(274)	(875)
Interest expense - amortization of deferred finance costs	(193)	(68)	(261)

Loss before taxes	(6,554)	(830)	(7,384)

Tax expense	(35)	—	(35)

Net loss attributable to common stockholders	$(6,589)	$(830)	$(7,419)

Other comprehensive loss:

Unrealized gain on pension liability	119	—	119
Comprehensive loss attributable to common stockholders	$(6,470)	$(830)	$(7,300)

Loss per share - basic and diluted	$(0.20)	$(0.03)	$(0.23)

Weighted average number of common shares - basic and diluted	32,591	32,591	32,591

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(6,589)	—	(6,589)
Settlement of stock awards	496	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation expense	—	—	173	—	—	—	—	173

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(16,092)	$(2,040)	$61,241

Revision Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(5,888)	$—	$(5,888)

Net loss attributable to common stockholders	—	—	—	—	—	(830)	—	(830)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of March 31, 2021	—	$—	$—	—	$—	$(6,718)	$—	$(6,718)

As Revised

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss attributable to common stockholders	—	—	—	—	—	(7,419)	—	(7,419)
Settlement of stock awards	496	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation expense	—	—	173	—	—	—	—	173

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(22,810)	$(2,040)	$54,523

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2021
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(6,589)	$(830)	$(7,419)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	908	353	1,261
Stock-based compensation expense	133	—	133
Deferred rents receivable	(12)	—	(12)
Other non-cash adjustments - pension expense	119	—	119
Unrealized loss on warrants	1,977	—	1,977
Equity in net loss from unconsolidated joint ventures	372	—	372
Distributions from unconsolidated joint ventures	194	—	194
(Increase) decrease in operating assets:
Residential condominium units for sale	—	(11,672)	(11,672)
Receivables	47	—	47
Prepaid expenses and other assets, net	(371)	—	(371)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,294	—	1,294
Net cash used in operating activities	(1,928)	(12,149)	(14,077)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(12,202)	12,149	(53)
Net cash used in investing activities	(12,202)	12,149	(53)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	8,980	—	8,980
Proceeds from secured line of credit	1,200	—	1,200
Payment of finance costs	(21)	—	(21)
Settlement of stock awards	(370)	—	(370)
Net cash provided by financing activities	9,789	—	9,789
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,341)	—	(4,341)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,728	$—	$11,728
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,034	$—	$5,034
RESTRICTED CASH, END OF PERIOD	6,694	—	6,694
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,728	$—	$11,728
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$4,130	$—	$4,130
Cash paid during the period for: Taxes	$46	$—	$46
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$7,496	$(7,496)	$—
Capitalized amortization of deferred financing costs and warrants	$760	$(68)	$692
Capitalized stock-based compensation expense	$39	$(2)	$37

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of June 30, 2021
	As Previously	Restatement
	Reported	Impact	As Restated

ASSETS

Real estate, net	$299,814	$(231,151)	$68,663
Residential condominium units for sale	—	222,713	222,713
Cash and cash equivalents	2,169	—	2,169
Restricted cash	7,626	—	7,626
Prepaid expenses and other assets, net	2,934	—	2,934
Investments in unconsolidated joint ventures	18,318	—	18,318
Receivables	146	—	146
Deferred rents receivable	106	—	106
Right-of-use asset	1,389	—	1,389
Intangible assets, net	8,802	—	8,802
Total assets	$341,304	$(8,438)	$332,866

LIABILITIES

Loans payable, net	$215,193	$—	$215,193
Corporate credit facility, net	32,351	—	32,351
Secured line of credit, net	8,950	—	8,950
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	17,458	—	17,458
Lease liability	1,536	—	1,536
Warrant liability	3,129	—	3,129
Total liabilities	284,480	—	284,480

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at June 30, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at June 30, 2021	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,853,433 shares issued at June 30, 2021; 32,455,568 shares outstanding at June 30, 2021	389	—	389
Additional paid-in capital	136,329	—	136,329
Treasury stock (6,397,875 shares at June 30, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(1,922)	—	(1,922)
Accumulated deficit	(20,806)	(8,438)	(29,244)

Total stockholders' equity	56,824	(8,438)	48,386

Total liabilities and stockholders' equity	$341,304	$(8,438)	$332,866

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	As Previously	Restatement		As Previously	Restatement
	Reported	Impact	As Restated	Reported	Impact	As Restated

Revenues
Rental revenues	$425	$152	$577	$724	$300	$1,024
Other income	256	—	256	302	—	302
Total revenues	681	152	833	1,026	300	1,326

Operating Expenses
Property operating expenses	1,463	425	1,888	3,118	677	3,795
Real estate taxes	20	59	79	40	118	158
General and administrative	1,235	152	1,387	2,438	192	2,630
Pension related costs	162	—	162	325	—	325
Depreciation and amortization	715	285	1,000	1,430	570	2,000

Total operating expenses	3,595	921	4,516	7,351	1,557	8,908

Operating loss	(2,914)	(769)	(3,683)	(6,325)	(1,257)	(7,582)

Equity in net loss from unconsolidated joint ventures	(264)	—	(264)	(636)	—	(636)
Unrealized gain (loss) on warrants	67	—	67	(1,910)	—	(1,910)
Interest expense, net	(881)	(891)	(1,772)	(1,482)	(1,165)	(2,647)
Interest expense - amortization of deferred finance costs	(623)	(60)	(683)	(816)	(128)	(944)

Loss before taxes	(4,615)	(1,720)	(6,335)	(11,169)	(2,550)	(13,719)

Tax expense	(99)	—	(99)	(134)	—	(134)

Net loss attributable to common stockholders	$(4,714)	$(1,720)	$(6,434)	$(11,303)	$(2,550)	$(13,853)

Other comprehensive loss:

Unrealized gain on pension liability	118	—	118	237	—	237
Comprehensive loss attributable to common stockholders	$(4,596)	$(1,720)	$(6,316)	$(11,066)	$(2,550)	$(13,616)

Loss per share - basic and diluted	$(0.14)	$(0.05)	$(0.20)	$(0.35)	$(0.08)	$(0.42)

Weighted average number of common shares - basic and diluted	32,694	32,694	32,694	32,643	32,643	32,643

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(16,092)	$(2,040)	$61,241

Net loss attributable to common stockholders	—	—	—	—	—	(4,714)	—	(4,714)
Settlement of stock awards	12	1	—	—	—	—	—	1
Unrealized gain on pension liability	—	—	—	—	—	—	118	118
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

Restatement Impact

Balance as of March 31, 2021	—	$—	$—	—	$—	$(6,718)	$—	$(6,718)

Net loss attributable to common stockholders	—	—	—	—	—	(1,720)	—	(1,720)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of June 30, 2021	—	$—	$—	—	$—	$(8,438)	$—	$(8,438)

As Restated

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(22,810)	$(2,040)	$54,523

Net loss attributable to common stockholders	—	—	—	—	—	(6,434)	—	(6,434)
Settlement of stock awards	12	1	—	—	—	—	—	1
Unrealized gain on pension liability	—	—	—	—	—	—	118	118
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(29,244)	$(1,922)	$48,386

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(11,303)	—	(11,303)
Settlement of stock awards	508	6	—	(225)	(375)	—	—	(369)
Unrealized gain on pension liability	—	—	—	—	—	—	237	237
Stock-based compensation expense	—	—	351	—	—	—	—	351

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

Restatement Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(5,888)	$—	$(5,888)

Net loss attributable to common stockholders	—	—	—	—	—	(2,550)	—	(2,550)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of June 30, 2021	—	$—	$—	—	$—	$(8,438)	$—	$(8,438)

As Restated

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss attributable to common stockholders	—	—	—	—	—	(13,853)	—	(13,853)
Settlement of stock awards	508	6	—	(225)	(375)	—	—	(369)
Unrealized gain on pension liability	—	—	—	—	—	—	237	237
Stock-based compensation expense	—	—	351	—	—	—	—	351

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(29,244)	$(1,922)	$48,386

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2021
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(11,303)	$(2,550)	$(13,853)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,246	698	2,944
Stock-based compensation expense	265	—	265
Deferred rents receivable	(16)	—	(16)
Other non-cash adjustments - pension expense	238	—	238
Unrealized loss on warrants	1,910	—	1,910
Equity in net loss from unconsolidated joint ventures	636	—	636
Distributions from unconsolidated joint ventures	425	—	425
Loan forgiveness	(243)	—	(243)
(Increase) decrease in operating assets:
Residential condominium units for sale	—	(19,479)	(19,479)
Receivables	820	—	820
Prepaid expenses and other assets, net	(97)	—	(97)
Increase in operating liabilities:
Accounts payable and accrued expenses	3,559	—	3,559
Net cash used in operating activities	(1,560)	(21,331)	(22,891)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(21,387)	21,331	(56)
Net cash used in investing activities	(21,387)	21,331	(56)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	74,486	—	74,486
Proceeds from secured line of credit	1,200	—	1,200
Payment of finance costs	(2,231)	—	(2,231)
Repayment of loans	(56,413)	—	(56,413)
Settlement of stock awards	(369)	—	(369)
Net cash provided by financing activities	16,673	—	16,673
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,274)	—	(6,274)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,795	$—	$9,795
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,169	$—	$2,169
RESTRICTED CASH, END OF PERIOD	7,626	—	7,626
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,795	$—	$9,795
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$8,564	$—	$8,564
Cash paid during the period for: Taxes	$49	$—	$49
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,321	$(8,321)	$—
Capitalized amortization of deferred financing costs and warrants	$1,629	$(128)	$1,501
Capitalized stock-based compensation expense	$85	$(15)	$70

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of September 30, 2021
	As Previously	Restatement
	Reported	Impact	As Restated

ASSETS

Real estate, net	$307,112	$(239,116)	$67,996
Residential condominium units for sale	—	228,102	228,102
Cash and cash equivalents	917	—	917
Restricted cash	11,732	—	11,732
Prepaid expenses and other assets, net	3,555	—	3,555
Investments in unconsolidated joint ventures	18,056	—	18,056
Receivables	79	—	79
Deferred rents receivable	110	—	110
Right-of-use asset	1,374	—	1,374
Intangible assets, net	8,617	—	8,617
Total assets	$351,552	$(11,014)	$340,538

LIABILITIES

Loans payable, net	$223,503	$—	$223,503
Corporate credit facility, net	32,597	—	32,597
Secured line of credit, net	11,950	—	11,950
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	18,457	—	18,457
Lease liability	1,516	—	1,516
Warrant liability	1,411	—	1,411
Total liabilities	295,297	—	295,297

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at September 30, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2021	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 39,016,012 shares issued at September 30, 2021; 32,618,137 shares outstanding at September 30, 2021	390	—	390
Additional paid-in capital	136,672	—	136,672
Treasury stock (6,397,875 shares at September 30, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(1,803)	—	(1,803)
Accumulated deficit	(21,838)	(11,014)	(32,852)

Total stockholders' equity	56,255	(11,014)	45,241

Total liabilities and stockholders' equity	$351,552	$(11,014)	$340,538

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	As Previously	Restatement		As Previously	Restatement
	Reported	Impact	As Restated	Reported	Impact	As Restated

Revenues
Rental revenues	$803	$164	$967	$1,527	$464	$1,991
Other income	30	—	30	332	—	332
Sale of residential condominium units	1,450	(22)	1,428	1,450	(22)	1,428
Total revenues	2,283	142	2,425	3,309	442	3,751

Operating Expenses
Property operating expenses	705	192	897	3,823	869	4,692
Real estate taxes	17	254	271	57	372	429
General and administrative	1,217	223	1,440	3,655	415	4,070
Pension related costs	158	—	158	483	—	483
Cost of sale - residential condominium units	1,417	(22)	1,395	1,417	(22)	1,395
Depreciation and amortization	716	285	1,001	2,146	855	3,001

Total operating expenses	4,230	932	5,162	11,581	2,489	14,070

Operating loss	(1,947)	(790)	(2,737)	(8,272)	(2,047)	(10,319)

Equity in net loss from unconsolidated joint ventures	—	—	—	(636)	—	(636)
Unrealized gain (loss) on warrants	1,718	—	1,718	(192)	—	(192)
Interest expense, net	(690)	(1,677)	(2,367)	(2,172)	(2,842)	(5,014)
Interest expense - amortization of deferred finance costs	(160)	(109)	(269)	(976)	(237)	(1,213)

Loss before taxes	(1,079)	(2,576)	(3,655)	(12,248)	(5,126)	(17,374)

Tax benefit (expense)	47	—	47	(87)	—	(87)

Net loss attributable to common stockholders	$(1,032)	$(2,576)	$(3,608)	$(12,335)	$(5,126)	$(17,461)

Other comprehensive loss:

Unrealized gain on pension liability	119	—	119	356	—	356
Comprehensive loss attributable to common stockholders	$(913)	$(2,576)	$(3,489)	$(11,979)	$(5,126)	$(17,105)

Loss per share - basic and diluted	$(0.03)	$(0.08)	$(0.11)	$(0.38)	$(0.16)	$(0.53)

Weighted average number of common shares - basic and diluted	32,756	32,756	32,756	32,681	32,681	32,681

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(20,806)	$(1,922)	$56,824

Net loss attributable to common stockholders	—	—	—	—	—	(1,032)	—	(1,032)
Settlement of stock awards	13	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Sale of common stock	150	1	165	—	—	—	—	166
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of September 30, 2021	39,016	$390	$136,672	(6,398)	$(57,166)	$(21,838)	$(1,803)	$56,255

Restatement Impact

Balance as of June 30, 2021	—	$—	$—	—	$—	$(8,438)	$—	$(8,438)

Net loss attributable to common stockholders	—	—	—	—	—	(2,576)	—	(2,576)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of September 30, 2021	—	$—	$—	—	$—	$(11,014)	$—	$(11,014)

As Restated

Balance as of June 30, 2021	38,853	$389	$136,329	(6,398)	$(57,166)	$(29,244)	$(1,922)	$48,386

Net loss attributable to common stockholders	—	—	—	—	—	(3,608)	—	(3,608)
Settlement of stock awards	13	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Sale of common stock	150	1	165	—	—	—	—	166
Stock-based compensation expense	—	—	178	—	—	—	—	178

Balance as of September 30, 2021	39,016	$390	$136,672	(6,398)	$(57,166)	$(32,852)	$(1,803)	$45,241

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(12,335)	—	(12,335)
Settlement of stock awards	521	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	356	356
Sale of common stock	150	2	165	—	—	—	—	167
Stock-based compensation expense	—	—	529	—	—	—	—	529

Balance as of September 30, 2021	39,016	$390	$136,672	(6,398)	$(57,166)	$(21,838)	$(1,803)	$56,255

Restatement Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(5,888)	$—	$(5,888)

Net loss attributable to common stockholders	—	—	—	—	—	(5,126)	—	(5,126)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of September 30, 2021	—	$—	$—	—	$—	$(11,014)	$—	$(11,014)

As Restated

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss attributable to common stockholders	—	—	—	—	—	(17,461)	—	(17,461)
Settlement of stock awards	521	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	356	356
Sale of common stock	150	2	165	—	—	—	—	167
Stock-based compensation expense	—	—	529	—	—	—	—	529

Balance as of September 30, 2021	39,016	$390	$136,672	(6,398)	$(57,166)	$(32,852)	$(1,803)	$45,241

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2021
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(12,335)	$(5,126)	$(17,461)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	3,122	1,092	4,214
Stock-based compensation expense	399	—	399
Deferred rents receivable	(20)	—	(20)
Other non-cash adjustments - pension expense	356	—	356
Unrealized loss on warrants	192	—	192
Equity in net loss from unconsolidated joint ventures	636	—	636
Distributions from unconsolidated joint ventures	686	—	686
Loan forgiveness	(243)	—	(243)
(Increase) decrease in operating assets:
Residential condominium units for sale	(33)	(25,338)	(25,371)
Receivables	887	—	887
Prepaid expenses and other assets, net	(846)	—	(846)
Increase in operating liabilities:
Accounts payable and accrued expenses	5,775	—	5,775
Net cash used in operating activities	(1,424)	(29,372)	(30,796)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(30,784)	30,700	(84)
Net proceeds from the sale of residential condominium units	1,328	(1,328)	—
Net cash used in investing activities	(29,456)	29,372	(84)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	82,318	—	82,318
Proceeds from secured line of credit	4,200	—	4,200
Payment of finance costs	(2,442)	—	(2,442)
Repayment of loans	(56,413)	—	(56,413)
Settlement of stock awards	(370)	—	(370)
Sale of common stock, net	167	—	167
Net cash provided by financing activities	27,460	—	27,460
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,420)	—	(3,420)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,649	$—	$12,649
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$917	$—	$917
RESTRICTED CASH, END OF PERIOD	11,732	—	11,732
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,649	$—	$12,649
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$13,329	$—	$13,329
Cash paid during the period for: Taxes	$189	$—	$189
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$7,101	$(7,101)	$—
Capitalized amortization of deferred financing costs and warrants	$2,406	$(237)	$2,169
Capitalized stock-based compensation expense	$130	$(33)	$97

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31, 2021
	As Previously	Restatement
	Reported	Impact	As Restated

ASSETS

Real estate, net	$294,536	$(227,202)	$67,334
Residential condominium units for sale, net	—	216,983	216,983
Cash and cash equivalents	4,310	—	4,310
Restricted cash	20,535	—	20,535
Prepaid expenses and other assets, net	4,126	—	4,126
Investments in unconsolidated joint ventures	17,938	—	17,938
Receivables	84	—	84
Deferred rents receivable	114	—	114
Right-of-use asset	1,314	—	1,314
Intangible assets, net	8,432	—	8,432
Total assets	$351,389	$(10,219)	$341,170

LIABILITIES

Loans payable, net	$219,249	$—	$219,249
Corporate credit facility, net	32,844	—	32,844
Secured line of credit, net	12,750	—	12,750
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	17,864	—	17,864
Lease liability	1,447	—	1,447
Warrant liability	1,146	—	1,146
Total liabilities	291,163	—	291,163

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2021	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,024,424 shares issued at December 31, 2021; 36,626,549 shares outstanding at December 31, 2021	430	—	430
Additional paid-in capital	144,282	—	144,282
Treasury stock (6,397,875 shares at December 31, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(1,343)	—	(1,343)
Accumulated deficit	(25,977)	(10,219)	(36,196)

Total stockholders' equity	60,226	(10,219)	50,007

Total liabilities and stockholders' equity	$351,389	$(10,219)	$341,170

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Year Ended December 31, 2021
	As Previously	Restatement
	Reported	Impact	As Restated

Revenues
Rental revenues	$2,600	$625	$3,225
Other income	355	—	355
Sale of residential condominium units	24,802	(1,117)	23,685
Total revenues	27,757	(492)	27,265

Operating Expenses
Property operating expenses	7,414	(1,831)	5,583
Real estate taxes	74	650	724
General and administrative	4,492	641	5,133
Pension related costs	67	—	67
Cost of sale - residential condominium units	24,432	(2,062)	22,370
Depreciation and amortization	2,864	1,139	4,003

Total operating expenses	39,343	(1,463)	37,880

Operating loss	(11,586)	971	(10,615)

Equity in net loss from unconsolidated joint ventures	(555)	—	(555)
Unrealized gain on warrants	73	—	73
Interest expense, net	(3,007)	(4,915)	(7,922)
Interest expense - amortization of deferred finance costs	(1,134)	(387)	(1,521)

Loss before taxes	(16,209)	(4,331)	(20,540)

Tax expense	(265)	—	(265)

Net loss attributable to common stockholders	$(16,474)	$(4,331)	$(20,805)

Other comprehensive loss:

Unrealized gain on pension liability	816	—	816
Comprehensive loss attributable to common stockholders	$(15,658)	$(4,331)	$(19,989)

Loss per share - basic and diluted	$(0.49)	$(0.13)	$(0.62)

Weighted average number of common shares - basic and diluted	33,322	33,322	33,322

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE YEAR ENDED DECEMBER 31, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(16,474)	—	(16,474)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(25,977)	$(1,343)	$60,226

Restatement Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(5,888)	$—	$(5,888)

Net loss attributable to common stockholders	—	—	—	—	—	(4,331)	—	(4,331)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of December 31, 2021	—	$—	$—	—	$—	$(10,219)	$—	$(10,219)

As Restated

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss attributable to common stockholders	—	—	—	—	—	(20,805)	—	(20,805)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2021
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(16,474)	$(4,331)	$(20,805)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	3,998	1,526	5,524
Stock-based compensation expense	530	—	530
Deferred rents receivable	(24)	—	(24)
Other non-cash adjustments - pension expense	816	—	816
Unrealized gain on warrants	(73)	—	(73)
Equity in net loss from unconsolidated joint ventures	555	—	555
Distributions from unconsolidated joint ventures	885	—	885
(Increase) decrease in operating assets:
Residential condominium units for sale	(321)	(11,129)	(11,450)
Receivables	882	—	882
Prepaid expenses and other assets, net	(257)	—	(257)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,467	—	3,467
Pension liabilities	(1,288)	—	(1,288)
Net cash used in operating activities	(7,304)	(13,934)	(21,238)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(36,349)	36,209	(140)
Net proceeds from the sale of residential condominium units	22,275	(22,275)	—
Net cash used in investing activities	(14,074)	13,934	(140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	249,984	—	249,984
Proceeds from secured line of credit	8,200	—	8,200
Payment of finance costs	(6,552)	—	(6,552)
Repayment of loans	(225,547)	—	(225,547)
Repayment of secured line of credit	(3,200)	—	(3,200)
Settlement of stock awards	(370)	—	(370)
Sale of common stock, net	7,639	—	7,639
Net cash provided by financing activities	30,154	—	30,154
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,776	—	8,776
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$—	$24,845
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,310	$—	$4,310
RESTRICTED CASH, END OF PERIOD	20,535	—	20,535
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$—	$24,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$16,042	$—	$16,042
Cash paid during the period for: Taxes	$395	$—	$395
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,805	$(8,805)	$—
Capitalized amortization of deferred financing costs and warrants	$3,580	$(387)	$3,193
Capitalized stock-based compensation expense	$177	$(55)	$122
Loan forgiveness	$243	$—	$243

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of March 31, 2022
	As Previously	Restatement
	Reported	Impact	As Restated

ASSETS

Real estate, net	$294,108	$(227,403)	$66,705
Residential condominium units for sale	—	214,591	214,591
Cash and cash equivalents	1,381	—	1,381
Restricted cash	14,232	—	14,232
Prepaid expenses and other assets, net	5,007	—	5,007
Investments in unconsolidated joint ventures	18,517	—	18,517
Receivables	60	—	60
Deferred rents receivable	118	—	118
Right-of-use asset	1,224	—	1,224
Intangible assets, net	8,247	—	8,247
Total assets	$342,894	$(12,812)	$330,082

LIABILITIES

Loans payable, net	$210,768	$—	$210,768
Corporate credit facility, net	33,090	—	33,090
Secured line of credit, net	12,750	—	12,750
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	19,876	—	19,876
Lease liability	1,347	—	1,347
Warrant liability	1,515	—	1,515
Total liabilities	285,209	—	285,209

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at March 31, 2022	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2022	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,387,563 shares issued at March 31, 2022; 36,836,146 shares outstanding at March 31, 2022	434	—	434
Additional paid-in capital	144,451	—	144,451
Treasury stock (6,551,447 shares at March 31, 2022)	(57,461)	—	(57,461)
Accumulated other comprehensive loss	(1,224)	—	(1,224)
Accumulated deficit	(28,515)	(12,812)	(41,327)

Total stockholders' equity	57,685	(12,812)	44,873

Total liabilities and stockholders' equity	$342,894	$(12,812)	$330,082

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31, 2022
	As Previously	Restatement
	Reported	Impact	As Restated

Revenues
Rental revenues	$1,260	$—	$1,260
Other income	16	—	16
Sale of residential condominium units	6,278	(209)	6,069
Total revenues	7,554	(209)	7,345

Operating Expenses
Property operating expenses	548	256	804
Real estate taxes	74	316	390
General and administrative	1,139	363	1,502
Pension related costs	158	—	158
Cost of sale - residential condominium units	6,273	(552)	5,721
Depreciation and amortization	1,003	—	1,003

Total operating expenses	9,195	383	9,578

Operating loss	(1,641)	(592)	(2,233)

Equity in net income from unconsolidated joint ventures	746	—	746
Unrealized loss on warrants	(369)	—	(369)
Interest expense, net	(802)	(1,967)	(2,769)
Interest expense - amortization of deferred finance costs	(402)	(34)	(436)

Loss before taxes	(2,468)	(2,593)	(5,061)

Tax expense	(70)	—	(70)

Net loss attributable to common stockholders	$(2,538)	$(2,593)	$(5,131)

Other comprehensive loss:

Unrealized gain on pension liability	119	—	119
Comprehensive loss attributable to common stockholders	$(2,419)	$(2,593)	$(5,012)

Loss per share - basic and diluted	$(0.07)	$(0.07)	$(0.14)

Weighted average number of common shares - basic and diluted	37,104	37,104	37,104

CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(25,977)	$(1,343)	$60,226

Net loss attributable to common stockholders	—	—	—	—	—	(2,538)	—	(2,538)
Settlement of stock awards	364	4	—	(153)	(295)	—	—	(291)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation expense	—	—	169	—	—	—	—	169

Balance as of March 31, 2022	43,388	$434	$144,451	(6,551)	$(57,461)	$(28,515)	$(1,224)	$57,685

Restatement Impact

Balance as of December 31, 2021	—	$—	$—	—	$—	$(10,219)	$—	$(10,219)

Net loss attributable to common stockholders	—	—	—	—	—	(2,593)	—	(2,593)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of March 31, 2022	—	$—	$—	—	$—	$(12,812)	$—	$(12,812)

As Restated

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007
	—	—	—	—	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	—	(5,131)	—	(5,131)
Settlement of stock awards	364	4	—	(153)	(295)	—	—	(291)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation expense	—	—	169	—	—	—	—	169

Balance as of March 31, 2022	43,388	$434	$144,451	(6,551)	$(57,461)	$(41,327)	$(1,224)	$44,873

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2022
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(2,538)	$(2,593)	$(5,131)
Adjustments to reconcile net loss attributable to common stockholders to net cash (used in) provided by operating activities:
Depreciation and amortization and amortization of deferred finance costs	1,405	34	1,439
Stock-based compensation expense	123	—	123
Deferred rents receivable	(4)		(4)
Other non-cash adjustments - pension expense	119	—	119
Unrealized loss on warrants	369	—	369
Equity in net loss from unconsolidated joint ventures	(746)	—	(746)
Distributions from unconsolidated joint ventures	168	—	168
(Increase) decrease in operating assets:
Residential condominium units for sale	(5)	3,553	3,548
Receivables	24	—	24
Prepaid expenses and other assets, net	(1,008)	—	(1,008)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,474	—	1,474
Net cash (used in) provided by operating activities	(619)	994	375
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(4,704)	4,640	(64)
Net proceeds from the sale of residential condominium units	5,634	(5,634)	—
Net cash provided by (used in) investing activities	930	(994)	(64)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	2,390	—	2,390
Repayment of loans	(11,642)	—	(11,642)
Settlement of stock awards	(291)	—	(291)
Net cash used in financing activities	(9,543)	—	(9,543)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,232)	—	(9,232)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,845	—	24,845
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,613	$—	$15,613
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$4,310	$—	$4,310
RESTRICTED CASH, BEGINNING OF PERIOD	20,535	—	20,535
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,845	$—	$24,845
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,381	$—	$1,381
RESTRICTED CASH, END OF PERIOD	14,232	—	14,232
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,613	$—	$15,613
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$3,050	$—	$3,050
Cash paid during the period for: Taxes	$66	$—	$66
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$9,332	$(9,332)	$—
Capitalized amortization of deferred financing costs and warrants	$617	$(34)	$583
Capitalized stock-based compensation expense	$46	$(28)	$18

Note 15 – Subsequent Events

There were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through a joint venture, a 10% interest in a recently built 234-unit multi-family property at 250 North 10th Street, Brooklyn, New York (“250 North 10th”), as well as a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $261.8 million of federal net operating loss carry forwards (“NOLs”) at June 30, 2022, which can be used to reduce our future taxable income and capital gains.

We continue to evaluate new investment opportunities, with a focus on newly constructed multi-family properties in New York City as well as properties in close proximity to public transportation in the greater New York metropolitan area. We consider investment opportunities involving other types of properties and real estate related assets, as well as repurchases of our common stock, taking into account our cash position, liquidity requirements, and our ability to raise capital to finance our growth. In addition, we may selectively consider potential acquisition, development and fee-based opportunities, as well as disposition, sale or consolidation opportunities.  In addition, we are actively engaging with parties who have expressed interest in several of the Company’s attributes and see the Company as a vehicle for growth in more volatile times. These potential partnerships could also present opportunities to recapitalize us at a lower cost of capital, reflecting the significant de-risking of the Company.

Management’s Plans and Liquidity

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19 and supply-chain issues, while construction at 77 Greenwich is in the final stage of completion, it has taken longer than projected. As a result, we expect certain items, including punch-list items, the outside dog run and general contractor settlements, to not be completed by the Final Completion milestone of September 28, 2022 as contemplated under our 77 Mortgage Loan and mezzanine loan. Missing this deadline will trigger certain events of default under the 77 Mortgage Loan and mezzanine loan facility, creating substantial doubt about our ability to continue as a going concern.  Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units. Many residents have moved into the building. The majority of the construction is expected to be completed by the end of September, including the remaining residential units and amenity spaces, with punch-list and general contractor settlements to follow. Management has already held productive discussions with our 77 Mortgage Lender and currently expects to enter into an amendment to the 77 Mortgage Loan agreement and the mezzanine loan to extend the Final Completion milestone within the next several weeks. If we are not successful in completing the amendment as contemplated above, and the 77 Mortgage Lender or the lender under our mezzanine loan facility accelerated their respective loan, cross-defaults would also exist and we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

As of June 30, 2022, we had total cash and restricted cash of $16.4 million, of which approximately $3.1 million was cash and cash equivalents and approximately $13.3 million was restricted cash as well as $3.5 million available under our secured line of credit. At this time, we believe our existing balances of cash and cash equivalents, secured line of credit availability, debt issuances and/or refinancings, including the planned refinancing the property at 237 11th and the Paramus line of credit or sale of the Paramus property, equity issuances, including under our ATM program, dispositions of other properties or assets, sales of the larger, higher floor condominium units at 77 Greenwich and/or sales of partial interests in properties will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, unless we are unable to reach agreement with our lenders as described above. Facts and circumstances that are outside of managements control could change in the future, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, as well as, more recently, the war in Ukraine and rising interest rates, and the impact of such matters on residential sentiment in New York City in particular.

Properties

Below is certain information regarding our real estate properties as of June 30, 2022:

		Building Size
		(estimated		Leased at
		rentable	Number of	June 30,
Property Location	Type of Property	square feet)	Units	2022
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	99.1%

Total		157,000	105

Joint Venture

250 North 10th Street, Brooklyn, New York - 10% (4)	Multi-family	158,000	234	98.3%

Grand Total		315,000	339
(1)	77 Greenwich. We are nearing completion of the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. As of June 30, 2022, all finishes were complete through the 35th floor. As of June 30, 2022, we have received our temporary certificates of occupancy (“TCOs”) for floors 11-35, excluding the hoist units, the lobby, mechanical rooms and portions of the cellar, and anticipate receiving TCOs for the balance of the development through completion of the project. We have also completed the build-out and furnishing of the model units and moved the sales gallery to the building. The attorney general’s office approved our condominium offering plan in April 2019. We have closed on the sale of 19 residential condominium units through June 30, 2022 and two additional units in July 2022. Closings are ongoing and residents have begun to move into their respective units. Although sales activity has begun to increase from 2020 levels, through June 30, 2022 sales activity was adversely impacted by the pandemic, the war in Ukraine, rising interest rates and the local New York City economy. In December 2017, we closed on a $189.5 million construction facility. The facility had a balance of $157.0 million at the time it was repaid in full as part of the Company’s October 2021 refinancing transaction with Macquarie PF Inc. pursuant to which we were extended credit in the amount of up to $166.7 million. We borrowed $133.1 million on the closing date of the 77 Mortgage Loan (defined below) and the balance of the funds used to repay the construction facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan as well as funds raised through the Private Placement. The $33.6 million remaining availability on the 77 Mortgage Loan will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold. The 77 Mortgage Loan had a balance of $112.9 million at June 30, 2022.

The COVID-19 related shutdown of all non-essential construction by New York State in early April 2020 caused a delay to the originally scheduled completion date.   Future delays in construction may result in a delay in our ability to complete the construction project on its anticipated timeline and our ability to sell residential condominium units.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately

$5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.1 million had been paid to us by the SCA as of June 30, 2022 with approximately $420,000 remaining to be paid. We have also received an aggregate of $51.2 million in reimbursable construction costs from the SCA through June 30, 2022.  The SCA closed on the purchase of the school condominium unit from us in April 2020, at which point title transferred to the SCA, and the SCA is now proceeding to complete the buildout of the interior space, which will be a public elementary school with approximately 476 seats.  The pace of completion of the buildout by the SCA has been impacted by the COVID-19 pandemic and the school is currently anticipated to open in September 2022.

(2)	Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) pursuant to a license agreement that began on June 1, 2016, is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2023. The outparcel building is leased to a long-term tenant whose lease expires on March 31, 2023. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We are currently exploring options with respect to the Paramus property, including development or sale, among others.
(3)	237 11th Street. In May 2018, we closed on the acquisition of a recently built 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, all of which is leased to Starbucks Inc. (NQGS:SBUX), an oral surgeon and a health and wellness tenant. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year Section 421-a real estate tax exemption.

Due to water damage in apartment units and other property at 237 11th resulting from construction defects which were concealed by the prior ownership team and its contractor, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and were completed as of December 31, 2021.

(4)	250 North 10th Street. Through a joint venture, we own a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. The property is four blocks from the Bedford Avenue L subway station and a short walk from the Metropolitan Avenue G subway station as well as the J, M, and Z trains at Marcy Avenue. Apartments feature top-of-the-line unit finishes including GE stainless steel appliances, caesarstone countertops, in-unit washers and dryers, individually zoned climate controls, floor to ceiling windows and oak hardwood floors. In addition, the property offers a full amenity package including a concierge, a resident’s lounge with roof deck, a fitness center, a café lounge and an expansive terrace, tenant storage, parking, and sweeping views of the neighborhood and Manhattan. The property has approximately six years remaining on its 15-year Section 421-a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the Section 421-a real estate tax exemption.

Lease Expirations

As of June 30, 2022, we have two retail leases at our Paramus property with 77,000 square feet of leased space with annualized rent of $638,000 per year that expires in 2023, a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036, a third retail lease at the 237 11th property with 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032, and a retail lease at 77 Greenwich with 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2032. All our other leases are residential leases which expire within twelve or twenty-four months of the commencement date.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our consolidated financial statements for further information). Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Annual Report on Form 10-K (the “2021 Annual Report”) for the year ended December 31, 2021, except as follows:

Residential Condominium Units for Sale - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate that is under development. Capitalization of these costs begin when the activities and related expenditures commence, and decreases as the property receives its temporary certificates of occupancy (“TCOs”).  Residential condominium units for sale as of June 30, 2022 and December 31, 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and six months ended June 30, 2022 and 2021 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2021 Annual Report.

The discussion below includes the results of the restated financial statements that were made for the three months ended March 31, 2022 and the three and six months ended June 30, 2021, where the Company identified an error in the application of generally accepted accounting principles, principally as they relate to the capitalization of construction soft costs and internally allocated costs incurred in connection with the Company’s development project at 77 Greenwich, which involves significant judgment. These adjustments decreased cost of sales arising from the reduction in capitalized costs at 77 Greenwich. The Company also identified and corrected an error related to the reclassification of our Paramus, New Jersey property from under development to an operating property.  See additional discussion in Note 14 – Restatement of Previous Issued Consolidated Financial Statements to this Form 10Q.

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 (As Restated)

Rental revenues in total increased by approximately $654,000 to $1.2 million for three months ended June 30, 2022 from $577,000 for the three months ended June 30, 2021. This consisted of an increase in rent revenues of approximately $621,000 to $1.2 million for the three months ended June 30, 2022 from $563,000 for the three months ended June 30, 2021, as well as an increase in tenant reimbursements of approximately $33,000 to $47,000 for the three months ended June 30, 2022 from $14,000 for the three months ended June 30, 2021. The increase in total revenues and its related components was due to higher occupancy, higher base rents and fewer rent concessions at 237 11th during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to completion of remediation of the construction related defects.

Other income, which consisted mainly of the SCA construction supervision fee, decreased by approximately $246,000 to $10,000 for the three months ended June 30, 2022 from $256,000 for the three months ended June 30, 2021 as a result of a reduction in the SCA’s construction.

In connection with the sales of residential condominium units at 77 Greenwich for the three months ended June 30, 2022, we recorded gross sales proceeds of approximately $5.1 million. Units that closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic. These units were completed first and were covered by the initial TCOs.

Property operating expenses decreased by approximately $1.1 million to $766,000 for the three months ended June 30, 2022 from $1.9 million for the three months ended June 30, 2021. The decrease was principally due to expenses associated with 237 11th, including approximately $852,000 in lower remediation related costs incurred during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting completion of remediation efforts by December 31, 2021.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, and to a lesser extent expenses related to the Paramus, New Jersey property and 77 Greenwich.

Real estate tax expense increased by approximately $337,000 to $416,000 for the three months ended June 30, 2022 from $79,000 for the three months ended June 30, 2021.  This increase was mainly due to less capitalized real estate taxes for 77 Greenwich for the three months ended June 30, 2022 as compare to the three months ended June 30, 2021.

General and administrative expenses increased by approximately $116,000 to $1.5 million for the three months ended June 30, 2022 from $1.4 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, approximately $97,000 related to stock-based compensation, $698,000 related to payroll and payroll related expenses, $348,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $360,000 related to legal, accounting and other professional fees.  For the three months ended June 30, 2021, approximately $118,000 related to stock-based compensation, $759,000 related to payroll and payroll related expenses, $278,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $232,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $5,000 to $157,000 for the three months ended June 30, 2022 from $162,000 for the three months ended June 30, 2021. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 8 – Pension Plan to our consolidated financial statements for further information).

In connection with the commencement of sales of residential condominium units for the three months ended June 30, 2022, we recorded cost of sales of approximately $4.8 million, which mainly consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.

Depreciation and amortization remained consistent at $1.0 million for the three months ended June 30, 2022 and 2021.  For the three months ended June 30, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $287,000, depreciation for 237 11th of approximately $410,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $307,000 for 237 11th. For the three months ended June 30, 2021, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $286,000, depreciation for 237 11th of approximately $380,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $334,000 for 237 11th.

Equity in net income from unconsolidated joint ventures increased by approximately $334,000 to $70,000 for the three months ended June 30, 2022 from a net loss of $264,000 for the three months ended June 30, 2021. Equity in net loss from unconsolidated joint ventures represented our 50% share in The Berkley and our 10% share in 250 North 10th. For the three months ended June 30, 2022, our share of the net income is primarily comprised of operating income before depreciation of $170,000 offset by depreciation and amortization of $195,000, interest expense of $105,000, loss from the change in the fair market value of the interest rate swap of $803,000 and a gain on the settlement of the interest rate swap of $1.0 million upon the sale of The Berkley in April 2022. For the three months ended June 30, 2021, our share of the loss is primarily comprised of operating income before depreciation of $456,000 offset by depreciation and amortization of $362,000, interest expense of $187,000 and the loss from the change in the fair market value of the interest rate swap of $171,000.

Equity in net gain on sale of unconsolidated joint venture property represents the sale of The Berkley in April 2022 for a sale price of $70.8 million. In connection with the sale of the property, our share of the gain was approximately $4.5 million.

Unrealized gain on warrants increased by approximately $1.2 million to $1.3 million for the three months ended June 30, 2022 from $67,000 for the three months ended June 30, 2021. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $1.5 million to $3.3 million for the three months ended June 30, 2022 from $1.8 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, there was approximately $4.5 million of gross interest expense incurred, $1.2 million of which was capitalized. For the three months ended June 30, 2021, there was approximately $5.3 million of gross interest expense incurred, $3.5 million of which was capitalized and $1,000 in interest income. The decrease in gross interest expense was mainly due to lower overall interest rates on our loans from various refinancing’s after June 30, 2021, as well as overall lower borrowings during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest expense - amortization of deferred finance costs decreased approximately $372,000 to $378,000 for the three months ended June 30, 2022 from $683,000 for the three months ended June 30, 2021. The decrease was principally due to the write-off of deferred finance costs related to the refinancing of the 237 11th Loans that we closed on in June 2021 as well as the amortization of finance costs for our loans and secured line of credit that were capitalized as part of residential condominium units for sale.

We recorded a $120,000 tax expense for the three months ended June 30, 2022 compared to $99,000 for the three months ended June 30, 2021.

Net loss attributable to common stockholders decreased by approximately $6.2 million to $223,000 for the three months ended June 30, 2022 from $6.4 million for the three months ended June 30, 2021.  This is a result of the changes discussed above, principally due to the sale of The Berkley, increased rental revenue and lower property operating expenses at 237 11th due to the completion of the remediation work by the end of 2021, 99.1% occupancy at 237 11th by the end of June 30, 2022, an increase in our equity in net income in our joint ventures and a larger unrealized gain on warrants.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 (As Restated)

Rental revenues in total increased by approximately $1.5 million to $2.5 million for six months ended June 30, 2022 from $1.0 million for the six months ended June 30, 2021. This consisted of an increase in rent revenues of approximately $1.5 million to $2.4 million for the six months ended June 30, 2022 from $940,000 for the six months ended June 30, 2021, as well as a slight increase in tenant reimbursements of approximately $6,000 to $90,000 for the six months ended June 30, 2022 from $84,000 for the six months ended June 30, 2021. The increase in total revenues and its related components was due to higher occupancy, higher base rents and fewer rent concessions at 237 11th during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 which was due to completion of remediation of the construction related defects.

Other income, which consisted mainly of the SCA construction supervision fee, decreased by approximately $276,000 to $26,000 for the six months ended June 30, 2022 from $302,000 for the six months ended June 30, 2021 as a result of a reduction in the SCA’s construction.

In connection with the sales of residential condominium units at 77 Greenwich for the six months ended June 30, 2022, we recorded gross sales proceeds of approximately $11.2 million. Units that closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic. These units were completed first and were covered by the initial TCOs.

Property operating expenses decreased by approximately $2.2 million to $1.6 million for the six months ended June 30, 2022 from $3.8 million for the six months ended June 30, 2021. The decrease was principally due to expenses associated with 237 11th, including approximately $2.1 million in lower remediation related costs incurred during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, reflecting completion of remediation efforts by December 31, 2021.   Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, and to a lesser extent expenses related to the Paramus, New Jersey property and 77 Greenwich.

Real estate tax expense increased by approximately $648,000 to $806,000 for the six months ended June 30, 2022 from $158,000 for the six months ended June 30, 2021.  This increase was mainly due to less capitalized real estate taxes for 77 Greenwich for the six months ended June 30, 2022 as compare to the six months ended June 30, 2021.

General and administrative expenses increased by approximately $375,000 to $3.0 million for the six months ended June 30, 2022 from $2.6 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, approximately $225,000 related to stock-based compensation, $1.4 million related to payroll and payroll related expenses, $650,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $681,000 related to legal, accounting and other professional fees.  For the six months ended June 30, 2021, approximately $226,000 related to stock-based compensation, $1.5 million related to payroll and payroll related expenses, $531,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $377,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $10,000 to $315,000 for the six months ended June 30, 2022 from $325,000 for the six months ended June 30, 2021. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 8 – Pension Plan to our consolidated financial statements for further information).

In connection with the commencement of sales of residential condominium units for the six months ended June 30, 2022, we recorded cost of sales of approximately $10.5 million, which mainly consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.

Depreciation and amortization remained consistent at $2.0 million for the six months ended June 30, 2022 and 2021.  For the six months ended June 30, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $573,000, depreciation for 237 11th of approximately $819,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $615,000 for 237 11th. For the six months ended June 30, 2021, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $571,000, depreciation for 237 11th of approximately $762,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $667,000 for 237 11th.

Equity in net income from unconsolidated joint ventures increased by approximately $1.5 million to $816,000 for the six months ended June 30, 2022 from a net loss of $636,000 for the six months ended June 30, 2021. Equity in net income from unconsolidated joint ventures represented our 50% share in The Berkley and our 10% share in 250 North 10th. For the six months ended June 30, 2022, our share of the net income is primarily comprised of operating income before depreciation of $606,000 offset by depreciation and amortization of $544,000, interest expense of $287,000, gain from the change in the fair market value of the interest rate swap of $37,000 and a gain on the settlement of the interest rate swap of $1.0 million upon the sale of The Berkley in April 2022.  For the six months ended June 30, 2021, our share of the loss is primarily comprised of operating income before depreciation of $840,000 offset by depreciation and amortization of $736,000, interest expense of $371,000 and the loss from the change in the fair market value of the interest rate swap of $369,000.

Equity in net gain on sale of unconsolidated joint venture property represents the sale of The Berkley in April 2022 for a sale price of $70.8 million. In connection with the sale of the property, our share of the gain was approximately $4.5 million.

Unrealized gain on warrants increased by approximately $2.8 million to $931,000 for the six months ended June 30, 2022 from a loss of $1.9 million for the six months ended June 30, 2021. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $3.4 million to $6.1 million for the six months ended June 30, 2022 from $2.6 million, net for the six months ended June 30, 2021. For the six months ended June 30, 2022, there was approximately $8.8 million of gross interest expense incurred, $2.7 million of which was capitalized. For the six months ended June 30, 2021, there was approximately $10.3 million of gross interest expense incurred, $7.6 million of which was capitalized, and $1,000 of interest income. The decrease in gross interest expense was mainly due to lower overall interest rates on our loans from various refinancing’s after June 30, 2021, as well as overall lower average borrowings during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Interest expense - amortization of deferred finance costs decreased approximately $130,000 to $814,000 for the six months ended June 30, 2022 from $944,000 for the six months ended June 30, 2021. The decrease was principally due to the write-off of deferred finance costs related to the refinancing of the 237 11th Loans that we closed on in June 2021 as well as the amortization of finance costs for our loans and secured line of credit that were capitalized as part of residential condominium units for sale.

We recorded a $190,000 tax expense for the six months ended June 30, 2022 compared to $134,000 for the six months ended June 30, 2021.

Net loss attributable to common stockholders decreased by approximately $8.5 million to $5.4 million for the six months ended June 30, 2022 from $13.9 million for the six months ended June 30, 2021.  This is a result of the changes discussed above, principally due to the sale of The Berkley, increased rental revenue and lower property operating expenses at 237 11th due to the completion of the remediation work by the end of 2021, 99.1% occupancy at 237 11th by the end of June 30, 2022, an increase in our equity in net income in our joint ventures, and a larger unrealized gain on warrants and our net profit on the sale of residential condominium units at 77 Greenwich.

Liquidity and Capital Resources

COVID-19 Pandemic, Management’s Plans and Liquidity

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2022, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Quarterly Report on Form 10-Q.  Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021 through June 30, 2022, and we closed on 19 residential condominium units as of June 30,

2022, two additional units in July 2022, and residents are moving into their respective units. Units sold to date were smaller, lower floor units that went under contract and closed during the height of the pandemic. These units were completed first and were covered by the initial TCOs obtained. Getting these units under contract allowed us to obtain AG approval of our condominium plan and start closing on residential unit sales.  However, we have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances.  Although there are no assurances that any transactions will be completed on acceptable terms or at all, we are currently exploring pursuing a variety of capital raising and other transactions, including the sale of certain assets or interests in assets, capital raises through equity offerings, including our ATM Program, debt borrowings, refinancings, including refinancing the Paramus line of credit and property at 237 11th, and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19 and supply-chain issues, while construction at 77 Greenwich is in the final stage of completion, it has taken longer than projected. As a result, we expect certain items, including punch-list items, the outside dog run and general contractor settlements, to not be completed by the Final Completion milestone of September 28, 2022 as contemplated under our 77 Mortgage Loan and mezzanine loan. Missing this deadline will trigger certain events of default under the 77 Mortgage Loan and mezzanine loan facility, creating substantial doubt about our ability to continue as a going concern.  Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units. Many residents have moved into the building. The majority of the construction is expected to be completed by the end of September, including the remaining residential units and amenity spaces, with punch-list and general contractor settlements to follow. Management has already held productive discussions with our 77 Mortgage Lender and currently expects to enter into an amendment to the 77 Mortgage Loan agreement and the mezzanine loan to extend the Final Completion milestone within the next several weeks. If we are not successful in completing the amendment as contemplated above, and the 77 Mortgage Lender or the lender under our mezzanine loan facility accelerated their respective loan, cross-defaults would also exist and we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

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

As of June 30, 2022, we had total cash and restricted cash of $16.4 million, of which approximately $3.1 million was cash and cash equivalents and approximately $13.3 million was restricted cash. As of December 31, 2021, we had total cash and restricted cash of $24.8 million, of which approximately $4.3 million was cash and cash equivalents and approximately $20.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.  We also have $3.5 million available under our secured line of credit at June 30, 2022.

At this time, we believe our existing balances of cash and cash equivalents, availability under our secured line of credit, planned refinancing of the Paramus line of credit, or sale of the Paramus, New Jersey property and sales of the larger, higher floor condominium units at 77 Greenwich will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, unless we are unable to reach agreement with our lenders as described above.  Additionally, we continue to evaluate opportunities to raise capital through sales of equity, including under our ATM program, debt issuances or refinancings, including refinancing the property located at 237 11th Street, and continue to evaluate dispositions of other properties or other assets and/or sales of partial interests in properties.  In addition, management is actively engaging with parties who have expressed interest in several of the Company’s attributes and see the company as a vehicle for growth in more volatile times. These potential partnerships could also present opportunities to recapitalize us at a lower cost of capital, reflecting the significant de-risking of the Company. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, as well as, more recently, the war in Ukraine and rising interest rates, the impact of such matters on residential sentiment in New York City in particular.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility” or “CCF”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender. The CCF matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the initial closing date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the initial closing date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of June 30, 2022, we had paid $1.85 million of the commitment fee. The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid.

At June 30, 2022, the Corporate Credit Facility had an outstanding balance of $35.75 million, excluding deferred finance fees of $2.4 million, and an effective interest rate of 9.875%. Accrued interest totaled approximately $4.4 million at June 30, 2022.  See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the December 2020 transaction described below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the Corporate Credit Facility if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to December 22, 2022, was amended to combine the Corporate Credit Facility and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments to our CCF, dated as of October 2021 and November 2021, pursuant to which, among other things, the parties agreed that no additional funds will be drawn under the CCF, the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023 and the MOIC provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million.

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

As of June 30, 2022, we were in compliance with all covenants of the CCF.

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the construction facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan and funds raised through the Private Placement.  The $33.6 million remaining availability will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold, $5.6 million of such amount had been drawn by June 30, 2022.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year under certain circumstances and is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principle balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan is not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower is required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions.   Due to the occurrence of certain force majeure related circumstances, the completion date has been extended to the end of September 2022. If we do not achieve final completion by then, we would need to request a further extension from the 77 Mortgage Lender. We anticipate being able to obtain an extension of the completion date.  However, if we are not successful in receiving such an extension, the 77 Mortgage Lender or the lender under our mezzanine loan facility could accelerate their respective loan, and cross-defaults would also exist.    The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.

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

As of June 30, 2022, the 77 Mortgage Loan had been paid down by approximately $25.8 million of proceeds from closed sales of residential condominium units to a balance of $112.9 million and we had accrued $4.0 million in PIK interest, which is recorded in accounts payable and accrued expenses in the consolidated balance sheet.  As of June 30, 2022, we were in compliance with all covenants under the 77 Mortgage Loan.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. The blended interest rate on the closing date for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, was 8.26% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

In October 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflected interest previously accrued under the original Mezzanine Loan, (ii) reflect the pledge of the equity interests in the Mortgage Borrower to the Mezzanine Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated).

As of June 30, 2022, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $3.3 million.   See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

As of June 30, 2022, we were in compliance with the covenants of the Mezzanine Loan.

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

Simultaneously, in June 2021, in connection with the refinancing of the 237 11th mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The LIBOR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There was an outstanding balance of $48.8 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at June 30, 2022.

From time to time, properties that we own, acquire or develop may experience defects, including concealed defects, or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Due to water damage in apartment units and other property at 237 11th resulting from construction defects which were concealed by the prior ownership team and its contractor, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed by December 31, 2021. As of June 30, 2022, the property was 99.1% leased.

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

The Berkley Partner Loan

In October 2021, we entered into a loan agreement with our partner in the Berkley JV, pursuant to which our partner agreed to lend us up to $10.5 million principal amount, $500,000 of which is available only to be applied to interest payments, secured by our interest in the joint venture entity, maturing in one year. The loan bore interest at a rate of 10% per year, with a portion deferred until maturity.  This loan had a balance of $10.1 million when it was repaid in full in April 2022 in connection with the sale of The Berkley.

Secured Line of Credit

Our $12.75 million secured line of credit with Webster Bank (formerly known as Sterling National Bank) is secured by the Paramus, New Jersey property.  The maturity date of the secured line of credit is March 2023.   The secured line of credit bears interest at the prime rate.  The secured line of credit is pre-payable at any time without penalty. As of June 30, 2022, the secured line of credit had an outstanding balance of $9.25 million and an effective interest rate of 4.75%.

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

We sold no shares of our common stock during the six months ended June 30, 2022.  During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share.  As of June 30, 2022, approximately $8.6 million of our common stock remained available for issuance under the ATM Program.

Cash Flows

Cash Flows for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 (As Restated)

Net cash provided by operating activities increased by approximately $23.3 million to $370,000 for the six months ended June 30, 2022 from net cash used of $22.9 million for the six months ended June 30, 2021. This increase was mainly due to less asset additions at 77 Greenwich offset by the sale of five residential condominiums, totaling approximately $25.5 million, partially offset by less of an increase in accounts payable and accrued expenses of $774,000 over the same period last year, as well as a larger increase in prepaid expenses and other assets, net and receivables of approximately $1.7 million over the same period last year.

Net cash provided by investing activities increased by approximately $17.4 million to $17.3 million for the six months ended June 30, 2022 from net cash used of $56,000 for the six months ended June 30, 2021. The increase in cash provided by investing activities was due to $17.4 million in net proceeds from the closing on the sale of The Berkley in April 2022.

Net cash used in financing activities increased by approximately $42.9 million to $26.2 million for the six months ended June 30, 2022 from net cash provided of $16.7 million for the six months ended June 30, 2021. The increase in net cash used in financing activities primarily relates to the $17.0 million of loan paydowns from the 77 Greenwich Mortgage Loan from the proceeds of residential condominium sales and the $10.1 million payoff of the Pacolet Partner Loan after the sale of The Berkley, and a $3.5 million paydown of the Secured Line of Credit, partially offset by $70.0 million less in borrowings from the loans and secured line of credit this period compared to the same period last year.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of June 30, 2022 were approximately $261.8 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through June 30, 2022, we have utilized approximately $22.4 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $72.6 million was recorded as of June 30, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report on or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	the impact of COVID-19;
●	risks and uncertainties as to the terms, timing, structure, benefits and costs of any capital raising or strategic transaction and whether one will be consummated on terms acceptable to us or at all;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	our ability to execute our business plan, including as it relates to the development of and sale of residential condominium units at our largest asset, 77 Greenwich;
●	risks associated with our debt, including the risk of defaults on our obligations and debt service requirements;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;

●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes;
●	the impact of the restatement and revision of our financial statements and management’s recently identified material weakness in our internal control over financial reporting; and

●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

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

Material Weaknesses and Previously Reported Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements as of and for the quarter ended June 30, 2022, our management identified two material weaknesses in our internal control over financial reporting related to errors identified in connection with the accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich and a disclosure error in the classification on the balance sheets of our 77 Greenwich property which was classified as real estate under development in real estate and is now classified as residential condominium units for sale. There was also a restatement on the statement of cash flows from investing activities to operating activities related to this error. Our management communicated the results of its assessment to the Audit Committee of the Board of Directors of the Company.

As disclosed in Item 4. “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022, we previously identified a material weakness in our internal control over financial reporting related to an error identified in connection with the classification of a property as real estate under development which was not subsequently reported as an operating property when circumstances at the property changed, resulting in the incorrect capitalization of certain costs.

During the year ended December 31, 2021, Management identified an error in connection with the capitalization of certain advertising and marketing costs where these costs were not record appropriately in the consolidated financial statements.

Management is in the process of remediating the material weakness and believes that the consolidated financial statements, and related notes thereto included in this Quarterly Report on Form 10-Q fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Remediation

We have commenced measures to remediate the identified material weaknesses. We performed additional procedures to ensure the properties we own are properly classified as either an operating property or property under development, and that we are capitalizing the appropriate amount of internally allocated construction related costs related to the development project at 77 Greenwich Street.  Until the material weakness is remediated, we will continue to perform additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

We identified a material weakness in our internal control over financial reporting related to the Restatement and  Revision described in the Note 14 - Restatement and Revision of Previously Issued Consolidated Financial Statements to this Quarterly Report on Form 10-Q. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports. Management identified deficiencies in internal control over financial reporting as of March 31, 2022 and June 30, 2022 and determined that the Company did not maintain effective internal control over financial reporting because of the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich

Street, and a misclassification of a property as real estate under development rather than as an operating property. The consolidated financial statements have been adjusted to reflect the revised classification as an operating property. See Note 14 to the consolidated financial statements. See Item 4, “Controls and Procedures”, in this Quarterly Report on Form 10-Q for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (As Restated), (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and June 30, 2021 (As Restated), (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and June 30, 2021 (As Restated), (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021 (As Restated),  (v) Notes to Consolidated Financial Statements and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: September 7, 2022	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: September 7, 2022	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)