Form 10-K/A
period 2021-12-31
Trinity Place Holdings Inc.
filed 2022-10-05
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A (Amendment #1)

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

Form 10-K/A Index

EXPLANATORY NOTE

Trinity Place Holdings Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K/A” or “Amended Annual Report”) to amend our Annual Report on Form 10-K for the years ended December 31, 2021 and 2020, included in the original filing with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Form 10-K”), to restate the financial statements as of and for the year ended December 31, 2021 and to restate and revise the financial statements as of and for the year ended December 31, 2020, and December 31, 2019,  included in the Original Form 10-K.

In August 2022, the Company determined that it made certain errors in accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at the 77 Greenwich property, as well as the presentation of the 77 Greenwich property on the consolidated balance sheets and in the statements of cash flows.  The restatement is based on an error in the application of generally accepted accounting principles ("GAAP") as they relate to the capitalization of construction soft costs and internally allocated costs incurred in connection with a development project, which involves significant judgment.  As a result, after consultation with BDO USA LLP (“BDO”), the Company’s independent registered public accounting firm, the Company’s audit committee concluded that the original financial statements included in the Original Form 10-K should no longer be relied upon and are to be restated in order to correct the error in accounting treatment.

The Company also identified certain immaterial errors during the periods presented and have revised the consolidated financial statements for such errors as discussed in Note 3 and Note 16.  This Amended Annual Report also amends and restates the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Form 10-K, as appropriate, to reflect the restatement of the relevant periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Annual Report currently dated certifications of the Company's Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1 and 32.2).

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of December 31, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part II, Item 9A of this Amended Annual Report.

Except as discussed above, and as further described in Note 3 - Restatement of Previously Issued Financial Statements and Note 16 - Restatement of Previously Issued Interim Financial Statements in the Notes to Financial Statements, the Company has not modified or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

Other financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amended Annual Report and in the amendment to our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed on the date hereof, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 3 and Note 16 of the Notes to Financial Statements included herein.

PART I

Item 1.       BUSINESS

Overview

Trinity Place Holdings Inc., which we refer to in this Annual Report on Form 10-K/A as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley”), which is under contract for sale, and a 10% interest in a recently built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”). In addition, we own a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $254.8 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2021, which can be used to reduce our future taxable income and capital gains.

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

COVID-19 Pandemic, Management’s Plans and Liquidity

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2022, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Annual Report on Form 10-K/A.  During 2021, we closed a number of transactions to bolster our liquidity and refinance debt obligations, through the sale of approximately $6.5 million of our common stock in a private placement and a rights offering and the refinancing of our senior loan on 237 11th and our 77 Greenwich construction loan, under which several events of default relating to sale pace covenants and other matters had occurred.  Additionally, although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts increased in 2021, and we closed on 14 residential condominium units in 2021 and have closed on three additional residential condominium units as of March 31, 2022, and residents are moving into their respective units.

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

In March 2016, we satisfied our final payment and reserve obligations under the Plan.  In February 2018, the bankruptcy court entered the final decree pursuant to which the chapter 11 cases of the reorganized debtors were closed. In January 2020, we made our final payment of $109,000 to the multiemployer pension plan claim, which was the final legacy claim of the Plan to be paid. As of December 31, 2021, the Syms sponsored pension plan was overfunded for accounting purposes by approximately $1.6 million (see Note 10 – Pension Plans to our consolidated financial statements for further information).

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

Available Information

Our website address is www.trinityplaceholdings.com or www.tphs.com. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K/A, and the information on our website is not incorporated by reference into this Annual Report.

Item 1A.       RISK FACTORS

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and stockholders should take such risks into account when evaluating us or any investment decision involving us. This section does not describe all risks that may be applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. More detailed information concerning certain of the risk factors described below is contained in other sections of this Annual Report on Form 10-K/A. Stockholders should also refer to the other information contained in our periodic reports, including the Cautionary Note Regarding Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a further discussion of the risks, uncertainties and assumptions relating to our business.

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

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 12 – Loans Payable and Secured Line of Credit to our consolidated financial statements, for further discussion regarding our financing activities.

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

We had approximately $254.8 million of federal NOLs as of December 31, 2021. Section 382 of the Internal Revenue Code (the “Code”), limits the ability of a company to utilize its NOLs after an ownership change. For purposes of Section 382, an ownership change occurs if the percentage of the stock of the company owned by persons holding 5% or more of the stock increases by more than 50 percentage points over a rolling three year lookback period.  Generally, if an ownership change occurs, the annual taxable income limitation on our use of NOLs is equal to the product of the applicable long-term tax exempt rate and the value of our stock immediately before the ownership change. If we undergo an ownership change, our ability to utilize our NOLs would be subject to significant limitations. In addition, the 2017 tax legislation known as the Tax Cuts and Jobs Act (the “TCJA”) limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year, and eliminated the ability of taxpayers to carryback such NOLs to prior years. These limitations were modified by the “Coronavirus Aid, Relief, and Economic Security (CARES) Act,” signed into law on March 27, 2020. The CARES Act suspended the 80% limitation on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2021, as a result of the restatement of our financial statements as of and for the years ended December 31, 2021 and 2020. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In Management's Report on Internal Control over Financial Reporting included in our Original Form 10-K for the year ended December 31, 2021, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2021. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of December 31, 2021.

In August 2022, the Company determined that it made certain errors in accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich Street.   The restatement is based on an error in the application of GAAP as they relate to the capitalization of construction soft costs and internally allocated costs incurred in connection with a development project, which involves significant judgment.  The Company also determined that it made a disclosure error in the classification on the balance sheets of our 77 Greenwich property which was classified as real estate under development in real estate and is now classified as residential condominium units for sale, as well as a disclosure error in the classification on the statements of cash flows of our 77 Greenwich property relating to  additions and sales of condominiums where they were reported in the statement of cash flows under cash flows from investing activities when they should have been reported in cash flows from operations.  During the first quarter ending March 31, 2022 the Company determined that it made an error in the accounting treatment of a property that, upon emergence from bankruptcy, was classified as real estate under development, but was not subsequently reported as an operating property when circumstances at the property changed.

As a result, we determined that there were material errors in the financial statements that required a restatement of the December 31, 2021 and 2020 financial statements included in the Original Form 10-K for the year ended December 31, 2021, including interim financial statements for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the three and nine months ended September 30, 2021, as well as restatement of our Form 10-Q for the quarterly period ended March 31, 2022 originally filed with the SEC on May 16, 2022.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness. If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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

Our common stock, currently listed on the NYSE American, is thinly traded. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. In addition, we may determine the benefits of listing our shares on the NYSE American do not merit the associated costs.  As a result of these factors, stockholders may not be able to resell their common stock. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock, as was the case in 2018 through 2021 when our stock price decreased significantly on low volume. For instance, our stock price has ranged from a high of $7.45 per share in May 2018, to a low of $1.11 per share in April 2020 even though we believe we have executed our business plan and significantly de-risked our development of 77 Greenwich. Volatility in the market price of our common stock and lack of liquidity may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price of our common stock could fluctuate significantly for various reasons, many of which are beyond our control, including:

●	changes in the real estate markets in which we operate, especially New York City;
●	our ability to develop or redevelop or successfully sell units in 77 Greenwich or at other properties in the future;
●	our ability to identify new acquisition and investment opportunities and/or close on those acquisitions or investments;
●	the potential issuance of additional shares of common stock including at prices that are below the then-current trading price of our common stock;
●	volatility in global and/or U.S. equities markets;
●	our financial results or those of other companies in our industry;
●	the public’s reaction to our press releases and other public announcements and our filings with the SEC;
●	new laws or regulations or new interpretations of laws or regulations applicable to our business;

●	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;
●	sales of common stock by our executive officers, directors and significant stockholders;
●	changes in generally accepted accounting principles, policies, guidance, or interpretations; and
●	other factors described in our filings with the SEC, including among others in connection with the risks noted in this Annual Report on Form 10-K/A.

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

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. In addition, pursuant to the terms of the credit agreement and letter agreement we entered into in December 2019, as amended, with the lender under our Corporate Credit Facility (the “CCF Lender”), the CCF Lender has the right to elect one director to the board of directors, or, at the election of the CCF Lender, a board observer, so long as certain conditions are met as described in more detail in Note 12 – Loans Payable and Secured Line of Credit and Note 13 – Stockholders’ Equity. As a result, for so long as these board appointment rights are in effect, Third Avenue and the CCF Lender may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

Below is certain information regarding our real estate properties as of December 31, 2021:

		Building Size
		(estimated		Leased at
		rentable	Number of	December 31,
Property Location	Type of Property	square feet)	Units	2021
Owned Locations

77 Greenwich, New York, New York (1)	Property under development	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	97%

Total		157,000	105

Joint Ventures

223 North 8th Street, Brooklyn, New York - 50% (4)	Multi-family	65,000	95	100%

250 North 10th Street, Brooklyn, New York - 10% (5)	Multi-family	158,000	234	97%

Total		223,000	329

Grand Total		380,000	434
(1)	77 Greenwich. We are nearing completion of the development stage for the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended. Construction recommenced mid-April, initially on a modified basis, as certain work was deemed “essential” construction. Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. As of December 31, 2021, all finishes were complete through the 34th floor and the 35th floor was prepped for wood flooring. As of March 2, 2022 we have received our temporary certificates of occupancy (“TCOs”) for floors 11-36, the lobby, mechanical rooms and portions of the cellar and anticipate receiving TCOs for the balance of the development through completion of the project. We have also completed the build-out and furnishing of the model units and moved the sales gallery to the building. The attorney general’s office approved our condominium offering plan in April 2019. Marketing of residential units for sale commenced during the spring 2019 and we have closed on 17 residential condominium units through March 31, 2022. Closings are ongoing and residents have begun to move into their respective units. Although sales activity has begun to increase from 2020 levels, through December 31, 2021 sales activity was adversely impacted by the pandemic and the local New York City economy. In December 2017, we closed on a $189.5 million construction facility. The facility had a balance of $157.0 million at the time it was repaid in full as part of the Company’s October 2021 refinancing transaction with Macquarie PF Inc. pursuant to which we were extended credit in the amount of up to $166.7 million. We borrowed $133.1 million on the closing date of the 77 Mortgage Loan (defined below) and the balance of the funds used to repay the facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan as well as funds raised through the Private Placement. The $33.6 million remaining availability on the 77 Mortgage Loan will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold. The 77 Mortgage Loan had a balance of $125.4 million at December 31, 2021.

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

None.

Issuer Purchases of Equity Securities

None.

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K/A.

Overview

We are a real estate holding, investment, development and asset management company. Our largest asset is currently 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley) which is under contract for sale, and a 10% interest in a recently built 234-unit multi-family property located one block from The Berkley at 250 North 10th Street (“250 North 10th”). In addition we own a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties above for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $254.8 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2021, which can be used to reduce our future taxable income and capital gains.

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

Impact of COVID-19

Our business, financial condition, results of operations and stock price have been and may continue to be adversely impacted by the outbreak of COVID-19 and resulting restrictions and such impact could continue to be material. The extent of the impact going forward will largely depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, in New York City in particular, the success of actions taken to contain or treat COVID-19, actions taken by governmental entities, companies and individuals in response to the pandemic and reactions to such actions, the impact on local and broader economic activity and capital markets from the

COVID-19 pandemic and new information that emerges with respect to the foregoing and other aspects of COVID-19. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on sales of residential condominium units at 77 Greenwich, which has been material, and the impact on the timing for construction of 77 Greenwich; the impact on the timing of the 237 11th litigation due to backlog in the New York City court system and the slowdown in judicial proceedings, and the receipt of any payments we may receive in connection with the litigation; increased operating costs related to cleaning and disinfecting our properties; the effect of the pandemic on our tenants and their ability to make rental payments; the impact of decisions of the NYC Rent Guidelines Board on our ability to raise rents; our ability to raise capital in the form of equity, debt, asset sales or otherwise on acceptable terms or at all and our ability to enter into strategic or other transactions. These developments and events have and will continue to adversely impact the Company’s business, financial condition, results of operations and stock price, which has been and is anticipated to continue to be material, although in recent months we have seen indications of a recovery in the New York City real estate market and improvements in the financing markets, including our ability to successfully refinance our 237 11th mortgage loan in June 2021 and our 77 Greenwich construction facility in October 2021.  See Note 1 – Business to our consolidated financial statements and Part II. Item 1A. Risk Factors, of this Annual Report on Form 10-K/A for further information.

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

Results of Operations

The discussion below includes the results of the restated financial statements for the year ended December 31, 2021 and revised financial statements for the year ended December 31, 2020 and 2019 whereby the Company identified an error in the application of generally accepted accounting principles, principally as they relate to the capitalization of construction soft costs and internally allocated costs incurred in connection with the Company’s development project at 77 Greenwich, which involves significant judgment. These adjustments decreased cost of sales arising from the reduction in capitalized costs at 77 Greenwich. The Company also identified and corrected an error related to the reclassification of our Paramus property from under development to an operating property and an error in the accounting treatment regarding certain advertising and marketing costs which were capitalized to construction costs at the development project at 77 Greenwich Street and should have been expensed as incurred.  See additional discussion in Note 3 to this Form 10-K/A.

Results of Operations for the Year Ended December 31, 2021 (As Restated) Compared to the Year Ended December 31, 2020 (As Revised)

Rental revenues increased by approximately $1.6 million to $3.2 million for the year ended December 31, 2021 from $1.6 million for the year ended December 31, 2020. This consisted of an increase in rent revenues of approximately $1.6 million to $3.0 million for the year ended December 31, 2021 from $1.4 million for the year ended December 31, 2020, partially offset by a decrease in tenant reimbursements of approximately $3,000 to $188,000 for the year ended December 31, 2021 from $191,000 for the year ended December 31, 2020. The increase in total revenues and its related components was due to higher occupancy, higher face rents and less rent concessions at 237 11th during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the progress made in remediating the construction related defects.

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

In connection with the commencement of sales of residential condominium units at 77 Greenwich for the year ended December 31, 2021, we recorded gross sales proceeds of approximately $23.7 million. Units that closed during 2021 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic. These units were completed first and were covered by the initial TCOs. Getting these units under contract allowed us to obtain approval from the New York State Attorney General and therefore start the closing process on residential units.

Property operating expenses decreased by approximately $3.5 million to $5.6 million for the year ended December 31, 2021 from $9.1 million for the year ended December 31, 2020. The decrease was principally due to reduced expenses associated with 237 11th, including approximately $3.7 million in lower costs incurred during the year ended December 31, 2021 compared to the year ended December 31, 2020 to repair the construction related defects and $220,000 less in other operating expenses.  These reductions were partially offset by increases of $220,000 in leasing commissions incurred as more apartment units at 237 11th were leased as they became fully remediated. Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th as well as general advertising and marketing expenses.

Real estate tax expense increased by approximately $470,000 to $724,000 for the year ended December 31, 2021 from $254,000 for the year ended December 31, 2020.  This increase was mainly due to less capitalized real estate taxes for 77 Greenwich in the year ended December 31, 2021 as compared to the year ended December 31, 2020.

General and administrative expenses decreased by approximately $79,000 to $5.1 million for the year ended December 31, 2021 from $5.2 million for the year ended December 31, 2020. For the year ended December 31, 2021, approximately $477,000 related to stock-based compensation, $2.7 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance and $854,000 related to legal, accounting and other professional fees.  For the year ended December 31, 2020, approximately $765,000 related to stock-based compensation, $2.7 million related to payroll and payroll related expenses, $960,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $788,000 related to legal, accounting and other professional fees which included approximately $200,000 of legal fees to resolve a legacy Syms claim related to the multiemployer pension plan.

Pension related costs decreased by approximately $278,000 to $67,000 for the year ended December 31, 2021 from $345,000 for the year ended December 31, 2020. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan.  See Note 10 – Pension Plan to our consolidated financial statements for further information.

In connection with the commencement of sales of residential condominium units at 77 Greenwich for the year ended December 31, 2021, we recorded cost of sales of approximately $22.4 million, which consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold.

Transaction related costs were not incurred during the year ended December 31, 2021 and were $133,000 for the year ended December 31, 2020. These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization expense for the year ended December 31, 2021 increased by approximately $96,000 to $4.0 million for the year ended December 31, 2021 from $3.9 million for the year ended December 31, 2020.  For the year ended December 31, 2021, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of $1.1 million, 237 11th of approximately $1.7 million and the amortization of lease commissions, acquired in-place leases and warrants of approximately $1.2 million.  For the year ended December 31, 2020, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of $1.1 million 237 11th of approximately $1.7 million and the amortization lease commissions, acquired in-place leases and warrants of approximately $1.1 million. The slight increase in depreciation and amortization expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to amortization of warrants.

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

Interest expense, net increased by approximately $6.3 million to $7.9 million for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020.  For the year ended December 31, 2021, there was approximately $21.2 million of gross interest expense incurred, $13.3 million of which was capitalized into real estate under development, and $2,000 of interest income. For the year ended December 31, 2020, there was approximately $17.2 million of gross interest expense incurred, $15.6 million of which was capitalized, and $57,000 of interest income. The increase in gross interest expense was due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, which was refinanced in October 2021, as well as new borrowings under the 77 Mortgage Loan, Corporate Credit Facility, Mezzanine Loan and secured line of credit as described in more detail in “Liquidity and Capital Resources” section below.

Interest expense - amortization of deferred costs increased approximately $1.2 million to $1.5 million for the year ended December 31, 2021 from $261,000 for the year ended December 31, 2020. The increase was principally due to deferred finance costs of $567,000 that were expensed in June 2021 due to the refinancing of the 237 11th Loan,  as well as the amortization of finance costs for our loans and secured line of credit that were not capitalized as part of real estate under development.

We recorded $265,000 in tax expense for the year ended December 31, 2021 compared to $306,000 in tax expense for the year ended December 31, 2020.

Net loss attributable to common stockholders increased by approximately $25.1 million to $20.8 million for the year ended December 31, 2021 from net income of $4.3 million for the year ended December 31, 2020 as a result of the changes discussed above, principally due to the gain on sale of the school condominium to the SCA in April 2020 and less costs being capitalized.

Results of Operations for the Year Ended December 31, 2020 (as Revised) Compared to the Year Ended December 31, 2019 (as Revised)

Rental revenues in total decreased by approximately $3.1 million to $1.6 million for the year ended December 31, 2020 from $4.6 million for the year ended December 31, 2019. This consisted of a decrease in rent revenues by approximately $2.7 million to $1.4 million for the year ended December 31, 2020 from $4.0 million for the year ended December 31, 2019, as well as a decrease in tenant reimbursements by approximately $407,000 to $191,000 for the year ended December 31, 2020 from $598,000 for the year ended December 31, 2019. The decrease in total revenues and its related components was partially due to the sale of the West Palm Beach, Florida property (approximately $1.2 million) in November 2019 as well as lower occupancy, lower face rents and increased rent concessions at 237 11th due to certain construction related defects that are being repaired.

Other income of $263,000 consisted mainly of the SCA construction supervision fees we recognized since the closing on the sale of the school condominium to the SCA in April 2020.

Property operating expenses increased by approximately $2.0 million to $9.1 million for the year ended December 31, 2020 from $7.1 million for the year ended December 31, 2019. The increase was principally due to expenses associated with 237 11th, including approximately $3.2 million more in costs incurred during the year ended December 31, 2020 to repair the construction related defects than during the year ended December 31, 2019. The increase was partially offset by approximately $690,000 less in advertising and marketing expenses incurred during the year ended December 31, 2020 compared to December 31, 2019 related to the sale of residential condominium units at 77 Greenwich, as well as a reduction in expenses from the West Palm Beach, Florida property which was sold in November 2019. These amounts consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance at 237 11th.

Real estate tax expense decreased by $256,000 to $254,000 for the year ended December 31, 2020 from $510,000 for the year ended December 31, 2019, due primarily to the sale of the West Palm Beach, Florida property in November 2019.

General and administrative expenses decreased by $460,000 to $5.2 million for the year ended December 31, 2020 from $5.7 million for the year ended December 31, 2019. For the year ended December 31, 2020, approximately $785,000 related to stock-based compensation, $2.7 million related to payroll and payroll related expenses, $960,000 related to other corporate expenses, including board fees, corporate office rent and insurance, and $788,000 related to legal, accounting and other professional fees which included approximately $200,000 of legal fees to resolve a legacy Syms claim related to the multiemployer pension plan.  For the year ended December 31, 2019, approximately $938,000 related to stock-based compensation, $2.9 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance and $743,000 related to legal, accounting and other professional fees.

Pension related costs decreased by $388,000 to $345,000 for the year ended December 31, 2020 from $733,000 for the year ended December 31, 2019. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 10 – Pension Plans to our consolidated financial statements for further information).

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

Depreciation and amortization expense decreased by approximately $209,000 to $3.9 million for the year ended December 31, 2020 from approximately $4.1 million for the year ended December 31, 2019. For the year ended December 31, 2020, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $1.1 million,  237 11th of approximately $1.7 million and the amortization of lease commissions, acquired in-place leases and warrants of approximately $1.1 million. For the year ended December 31, 2019, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $1.1 million, 237 11th approximately $1.8 million and the amortization of trademarks and lease commissions and acquired in-place leases of approximately $1.2 million. The decrease in depreciation and amortization expense for the year ended December 31, 2020 compared to December 31, 2019 was primarily due to the in-place lease costs at 237 11th being fully amortized by December 31, 2019 and the sale of the West Palm Beach, Florida property in November 2019.

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

Interest expense, net increased by $1.4 million to $1.5 million for the year ended December 31, 2020 from approximately $113,000 for the year ended December 31, 2019. For the year ended December 31, 2020, there was approximately $17.2 million of gross interest expense incurred, $15.7 million of which was capitalized, and $57,000 of interest income. For the year ended December 31, 2019, there was approximately $13.5 million of gross interest expense incurred, substantially all of which was capitalized, and $67,000 of interest income. The increase in gross interest expense and capitalized interest is due to the larger and growing borrowings outstanding on the 77 Greenwich Construction Facility during the period, as well as new borrowings under the Corporate Credit Facility as described in more detail in the Liquidity and Capital Resources section below.

Interest expense - amortization of deferred costs increased approximately $222,000 to $261,000 for the year ended December 31, 2020 from $39,000 for the year ended December 31, 2019. The increase was principally due amortization of finance costs for our loans and secured line of credit that were not capitalized as part of real estate under development.

We recorded $306,000 in tax expense for the year ended December 31, 2020 compared to $128,000 in tax in expense for the year ended December 31, 2019.

Net income attributable to common stockholders increased by approximately $9.6 million to $4.3 million for the year ended December 31, 2020 from a loss of $5.3 million for the year ended December 31, 2019 as a result of the changes discussed above, principally the gain on sale of the school condominium to the SCA.

Liquidity and Capital Resources

COVID-19 Pandemic, Management’s Plans and Liquidity

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2022, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Annual Report on Form 10-K/A.  Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021, and we closed on 14 residential condominium units in 2021 and have closed on three additional residential condominium units as of March 31, 2022, and residents are moving into their respective units. Units sold during 2021 were smaller, lower floor units that went under contract and closed during the height of the pandemic. These units were completed first and were covered by the initial TCOs obtained. Getting these units under contract allowed us to obtain AG approval of our condominium plan and start closing on residential unit sales.  However, we have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances.  Although there are no assurances that any transactions will be completed on acceptable terms or at all, we are currently exploring pursuing a variety of capital raising and other transactions, including the sale of certain assets or interests in assets, capital raises through equity offerings, including our ATM Program, debt borrowings, refinancings, including refinancing the Paramus line of credit and property at 237 11th, and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.  In addition, The Berkley is under contract for sale for a price of $71,020,000, which is currently anticipated to close in April 2022.

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

As of December 31, 2021, we had total cash and restricted cash of $24.8 million, of which approximately $4.3 million was cash and cash equivalents and approximately $20.5 million was restricted cash. As of December 31, 2020, we had total cash and restricted cash of $16.1 million, of which approximately $6.5 million was cash and cash equivalents and approximately $9.6 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 12 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.

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

At December 31, 2021, the Corporate Credit Facility had an outstanding balance of $35.75 million, excluding deferred finance fees of $2.9 million, and an effective interest rate of 9.63%. Accrued interest totaled approximately $3.8 million at December 31, 2021, which included approximately $413,000 of interest that was paid the first week of January 2022.  See Note 12 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the Corporate Credit Facility if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to December 22, 2022, was amended to combine the Corporate Credit Facility and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  See Note 12 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

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

In connection with the Corporate Credit Facility, we also entered into a warrant agreement with the CCF Lender pursuant to which we issued to the CCF Lender ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock.  In connection with the Corporate Facility Amendment, the exercise price of the Warrants was amended from $6.50 per share to $4.31 per share, payable in cash or pursuant to a cashless exercise.  See Note 13 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants.

As of December 31, 2021, we were in compliance with all covenants of the CCF.

77 Greenwich Construction Facility

In December 2017, we closed on a $189.5 million construction facility for 77 Greenwich (the “77 Greenwich Construction Facility”).  We drew down proceeds as costs related to the construction of the new mixed-use building were incurred. There was an outstanding balance of approximately $159.4 million on the 77 Greenwich Construction Facility at September 30, 2021.  See Note 12 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.  As a result of the refinancing transaction in October 2021, the 77 Greenwich Construction Facility was repaid in full.

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

As of December 31, 2021, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $1.1 million.   See Note 12 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

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

Private Placement Transaction and Rights Offering

On October 22, 2021, we entered into a private placement agreement with certain existing stockholders (“Investors”), pursuant to which we issued to the Investors an aggregate of 2,539,473 shares of our common stock at a price of $1.90 per share, and we received gross proceeds of $4.8 million, which closed on the same day.

On December 8, 2021, we closed on a common stock rights offering to existing stockholders at a price of $1.90 per share, which resulted in the issuance of 903,576 shares of our common stock and we received gross proceeds of $1.7 million.

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

Cash Flows

Cash Flows for the Year Ended December 31, 2021 (as Restated) Compared to the Year Ended December 31, 2020 (as Restated)

Net cash used in operating activities decreased by approximately $34.6 million to $21.2 million for the year ended December 31, 2021 from $55.9 million for the year ended December 31, 2020. This decrease was primarily due to the $22.3 million in net proceeds from the closing on sales of residential condominium units at 77 Greenwich during 2021, as well as a reduction of $15.8 million in net additions to the residential condominium units for sale for the year ended December 31, 2021 compared to December 31, 2020.

Net cash used in investing activities decreased by approximately $9.5 million to $140,000 for the year ended December 31, 2021 from $9.7 million for the year ended December 31, 2020. The decrease in cash used in investing activities was primarily due to the reduction of $4.1 million in net additions to real estate this period compared to the same period last year.  In addition, we contributed $5.4 million to our investment in The Berkley joint venture in connection with the pay-down of its mortgage during the year ended December 31, 2020.

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

Cash Flows for the Year Ended December 31, 2020 (as Restated) Compared to the Year Ended December 31, 2019 (as Restated)

Net cash used in operating activities decreased by approximately $14.7 million to $55.9 million for the year ended December 31, 2020 from $70.6 million for the year ended December 31, 2019. This decrease was mainly due to a reduction of $18.6 million in net additions to the residential condominium units for sale for the year ended December 31, 2020 compared to December 31, 2019, as well as approximately $1.2 million increase in operating liabilities and approximately $727,000 decrease in receivables and prepaid expenses for the year ended December 31, 2020 compared to December 31, 2019.

Net cash used in investing activities increased by approximately $37.3 million to $9.7 million for the year ended December 31, 2020 from net cash provided by investing activities of $27.6 million for the year ended December 31, 2019. The increase in net cash used in investing activities was due to the net proceeds of $18.8 million received upon the sale of our West Palm Beach, Florida property and $33.6 million in deferred real estate deposits from SCA condominium for the year ended December 31, 2019, partially offset by $20.5 million less in real estate additions and in our investment in our joint venture for The Berkley in connection with the pay-down of debt ($5.4 million) during the year ended December 31, 2020.

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

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of December 31, 2021 were approximately $254.8 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through December 31, 2021, we have utilized approximately $22.5 million of the federal NOLs. Pursuant to the TCJA, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, we had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with our valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019, and the balance of approximately $1.5 million in July 2020.

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

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $70.1 million was recorded as of December 31, 2021.

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

Critical Accounting Policies

a.	Real Estate - Real estate assets are stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the useful life of an asset are charged to operations as incurred. Depreciation and amortization are determined using the straight-line method over the estimated useful lives as described in the table below:

Category	Terms
Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years

b.	Residential Condominium Units for Sale - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate that is under development. Capitalization of these costs begin when the activities and related expenditures commence, and ceases as the property receives its temporary certificates of occupancy (“TCOs”).

77 Greenwich is a residential condominium development project currently in the development stage which include condominium units that are ready for sale.  Residential condominium units for sale as of December 31, 2021 and 2020 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units to be sold are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units that are under contract are evaluated for impairment based on the contracted sales price compared to the total estimated cost to construct.  Unsold residential condominium units are evaluated for impairment by analyzing recent comparable sales prices within the applicable project to the costs incurred to date plus the expected costs to complete.  Any calculated impairments are recorded immediately in cost of sales.

c.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate for the years ended December 31, 2021, 2020 and 2019, respectively, and no provision for impairment was recorded during the year ended December 31, 2021, 2020 and 2019, respectively.

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

f.

Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 14 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which provides additional guidance related to share-based payment transactions for acquiring goods or services from non-employees. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act, and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	the impact of COVID-19;
●	risks and uncertainties as to the terms, timing, structure, benefits and costs of any capital raising or strategic transaction and whether one will be consummated on terms acceptable to us or at all;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	our ability to execute our business plan, including as it relates to the development of and sale of residential condominium units at our largest asset, 77 Greenwich;
●	risks associated with our debt, including the risk of defaults on our obligations and debt service requirements;

●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City real estate market in particular;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	risks associated with a material weaknesses in our internal control over financial reporting that we have identified and determined that our disclosure controls and procedures were ineffective as of December 31, 2021, as a result of the restatement of our financial statements as of and for the years ended December 31, 2021 and 2020; in the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our periodic reporting obligations;
●	stock price volatility and other risks associated with a lightly traded stock;

●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in this Annual Report on Form 10-K/A, any of which could cause actual results to differ materially from the anticipated results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Annual Report on Form 10-K/A and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K/A or, in the case of any documents incorporated by reference in this Annual Report on Form 10-K, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, at the time our Original Annual Report on Form 10-K for the year ended December 31, 2021 was filed on March 31, 2022, the CEO and CFO concluded that as of December 31, 2021, our disclosure controls and procedures were effective to give reasonable assurance to the timely collection, evaluation and disclosure of information relating to the Company what would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Subsequent to that evaluation, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

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

During the year ended December 31, 2021, Management identified an error in connection with the capitalization of certain advertising and marketing costs where these costs were not recorded appropriately in the consolidated financial statements as they were incorrectly capitalized when they should have been expensed.

Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management is in the process of remediating the material weakness and believes that the consolidated financial statements, and related notes thereto included in this Annual Report on Form 10-K/A fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Remediation

We have commenced measures to remediate the identified material weaknesses. We performed additional procedures to ensure the properties we own are properly classified as either an operating property, property under development or residential condominium units for sale, and that we are capitalizing the appropriate amount of internally allocated construction related costs related to the development project at 77 Greenwich Street.  Until the material weaknesses are remediated, we will continue to perform additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements filed as part of this Annual Report on Form 10-K/A:

	Report of Independent Registered Public Accounting Firm (BDO USA, LLP, New York, New York, PCAOB ID #243)	F-Error! Bookmark not defined.

	Consolidated Balance Sheets as of December 31, 2021 (As Restated) and December 31, 2020 (As Restated)	F-3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2021 (As Restated), December 31, 2020 (As Revised) and December 31, 2019 (As Revised)	F-4

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 (As Restated), December 31, 2020 (As Revised) and December 31, 2019 (As Revised)	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2021 (As Restated), December 31, 2020 (As Restated) and December 31, 2019 (As Restated)	F-6

	Notes to Consolidated Financial Statements (As Restated)	F-7

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K/A:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation (As Restated)	F-56

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

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K/A for the year ended December 31, 2021, as formatted in XBRL:**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

* Management contract, compensatory plan or arrangement.

**Filed herewith

***Furnished herewith

Item 16.     FORM 10-K/A SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	October 5, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	October 5, 2022
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	October 5, 2022
Steven Kahn	(Principal Financial Officer)

/s/ Richard Pyontek	Chief Accounting Officer	October 5, 2022
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	October 5, 2022
Alexander Matina

/s/ Jeffrey Citrin	Director	October 5, 2022
Jeffrey Citrin

/s/ Alan Cohen	Director	October 5, 2022
Alan Cohen

/s/ Joanne Minieri	Director	October 5, 2022
Joanne Minieri

/s/ Keith Pattiz	Director	October 5, 2022
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

Restatement to Correct Misstatements

As discussed in Note 3 to the consolidated financial statements, the 2021, 2020 and 2019 financial statements have been restated to correct misstatements.

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

Impairment – Residential Condominium Units for Sale

At December 31, 2021, the Company recorded total residential condominium units for sale of approximately $217 million related to its development at 77 Greenwich in New York City.  As described in Notes 2 and 5 to the consolidated financial statements, the Company capitalizes certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property and excludes cost of development for the units that were sold. The residential condominium units to be sold are stated at the lower of cost or net realizable value. Unsold condominium units are evaluated for impairment by analyzing relevant cash flow relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market value, and other available information in assessing whether the development is impaired.

We identified management’s evaluation of impairment associated with unsold condominium units at 77 Greenwich as a critical audit matter due to the subjectivity associated with the evaluation of impairment including the status of the project, progress of the development costs against budget, estimated costs to complete the project, estimated sales velocity and expected proceeds from the sale of completed condominium units. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures, and evaluating audit evidence obtained, including the use of professionals with specialized skill and knowledge to assist in performing these procedures.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the accuracy and completeness of management’s budget as compared to the actual project tracking model, including estimated costs to complete.
●	Evaluating the reasonableness of management’s expected sales proceeds and sales velocity estimates by benchmarking against actual sales by the Company, third-party market data, and comparable third-party sales and whether such assumptions were consistent with evidence obtained in other areas of the audit.
●	Utilizing personnel with specialized skill and knowledge in valuation to assist in evaluating the Company’s expected sales proceeds, including reviewing comparable third-party sales and other third-party market data relevant to the development project.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

New York, New York

March 31, 2022, except as to the effects of Note 3, for which the date is October 5, 2022

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2021	2020
	As Restated (a)	As Restated (a)
ASSETS

Real estate, net	$67,334	$70,040
Residential condominium units for sale	216,983	203,276
Cash and cash equivalents	4,310	6,515
Restricted cash	20,535	9,554
Prepaid expenses and other assets, net	4,126	2,703
Investments in unconsolidated joint ventures	17,938	19,379
Receivables	84	966
Deferred rents receivable	114	90
Right-of-use asset	1,314	1,565
Intangible assets, net	8,432	9,172
Total assets	$341,170	$323,260

LIABILITIES

Loans payable, net	$219,249	$197,330
Corporate credit facility, net	32,844	31,858
Secured line of credit, net	12,750	7,747
Note payable	5,863	5,863
Accounts payable and accrued expenses	17,864	15,896
Lease liability	1,447	1,716
Warrant liability	1,146	830
Total liabilities	291,163	261,240

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,024,424 and 38,345,540 shares issued at December 31, 2021 and December 31, 2020, respectively; 36,626,549 and 32,172,107 shares outstanding at December 31, 2021 and December 31, 2020, respectively	430	383
Additional paid-in capital	144,282	135,978
Treasury stock (6,397,875 and 6,173,433 shares at December 31, 2021 and December 31, 2020, respectively)	(57,166)	(56,791)
Accumulated other comprehensive loss	(1,343)	(2,159)
Accumulated deficit	(36,196)	(15,391)

Total stockholders’ equity	50,007	62,020

Total liabilities and stockholders’ equity	$341,170	$323,260

(a) Amounts are restated. See Note 3 for more information.

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	As Restated (a)	As Revised (b)	As Revised (b)
Revenues
Rental revenues	$3,225	$1,563	$4,631
Other income	355	263	—
Sale of residential condominium units	23,685	—	—

Total revenues	27,265	1,826	4,631

Operating Expenses
Property operating expenses	5,583	9,120	7,140
Real estate taxes	724	254	510
General and administrative	5,133	5,217	5,677
Pension related costs	67	345	733
Cost of sale - residential condominium units	22,370	—	—
Transaction related costs	—	133	167
Depreciation and amortization	4,003	3,907	4,118

Total operating expenses	37,880	18,976	18,345

Gain on sale of school condominium	—	24,196	—
Gain on sale of real estate	—	—	9,521

Operating (loss) income	(10,615)	7,046	(4,193)

Equity in net loss from unconsolidated joint ventures	(555)	(1,571)	(819)
Unrealized gain on warrants	73	965	—
Interest expense, net	(7,922)	(1,540)	(113)
Interest expense - amortization of deferred finance costs	(1,521)	(261)	(39)

(Loss) income before taxes	(20,540)	4,639	(5,164)

Tax expense	(265)	(306)	(128)

Net (loss) income attributable to common stockholders	$(20,805)	$4,333	$(5,292)

Other comprehensive (loss) income:

Unrealized gain on pension liability	816	1,015	344
Comprehensive (loss) income attributable to common stockholders	$(19,989)	$5,348	$(4,948)

(Loss) income per share - basic	$(0.62)	$0.13	$(0.17)
(Loss) income per share - diluted	$(0.62)	$0.13	$(0.17)

Weighted average number of common shares - basic	33,322	32,305	31,915
Weighted average number of common shares - diluted	33,322	32,860	31,915

(a) Amounts are restated. See Note 3 for more information.
(b) Amounts are revised. See Note 3 for more information.

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance as of December 31, 2018		37,161	372	132,831	(5,514)	(54,758)	(16,080)	(3,518)	58,847

Net loss available to common stockholders		—	—	—	—	—	(5,292)	—	(5,292)
Settlement of stock awards		451	4	—	(187)	(776)	—	—	(772)
Unrealized loss on pension liability		—	—	—	—	—	1,648	344	1,992
Stock-based compensation expense		—	—	1,386	—	—	—	—	1,386
Stock buy-back		—	—	—	(30)	(197)	—	—	(197)

Balance as of December 31, 2019	As Revised (b)	37,612	$376	$134,217	(5,731)	$(55,731)	$(19,724)	$(3,174)	$55,964

Net income available to common stockholders		—	—	—	—	—	4,333	—	4,333
Settlement of stock awards		543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability		—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense		—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees		190	2	598	—	—	—	—	600
Stock buy-back		—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	As Revised (b)	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss available to common stockholders		—	—	—	—	—	(20,805)	—	(20,805)
Settlement of stock awards		535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability		—	—	—	—	—	—	816	816
Sale of common stock		4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense		—	—	707	—	—	—	—	707

Balance as of December 31, 2021	As Restated (a)	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

(a) Amounts are restated. See Note 3 for more information.
(b) Amounts are revised. See Note 3 for more information.

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	As Restated (a)	As Restated (a)	As Restated (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to common stockholders	$(20,805)	$4,333	$(5,292)
Adjustments to reconcile net (loss) income attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	5,524	4,168	4,157
Stock-based compensation expense	530	806	905
Gain on sale of school condominium	—	(24,196)	—
Gain on sale of real estate	—	—	(9,521)
Deferred rents receivable	(24)	(84)	578
Other non-cash adjustments - pension expense	816	1,015	1,992
Unrealized gain on warrants	(73)	(965)	—
Equity in net loss from unconsolidated joint ventures	555	1,571	819
Distributions from unconsolidated joint ventures	885	1,110	33
(Increase) decrease in operating assets:
Residential condominium units for sale	(11,450)	(46,473)	(65,098)
Receivables	882	2,392	1,577
Prepaid expenses and other assets, net	(257)	190	278
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,467	1,285	1,649
Pension liabilities	(1,288)	(1,033)	(2,705)
Net cash used in operating activities	(21,238)	(55,881)	(70,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(140)	(4,279)	(24,816)
Net proceeds from the sale of real estate	—	—	18,812
Deferred real estate deposits of SCA condominium	—	—	33,609
Investments in unconsolidated joint ventures	—	(5,383)	—
Net cash (used in) provided by investing activities	(140)	(9,662)	27,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	249,984	86,361	55,475
Proceeds from secured line of credit	8,200	5,000	7,250
Payment of finance costs	(6,552)	(1,497)	(1,531)
Repayment of loans	(225,547)	(23,368)	(10,557)
Repayment of secured line of credit	(3,200)	(2,500)	(2,000)
Settlement of stock awards	(370)	(695)	(772)
Stock buy-back	—	(359)	(197)
Sale of common stock, net	7,639	—	—
Net cash provided by financing activities	30,154	62,942	47,668

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,776	(2,601)	4,645
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	18,670	14,025
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$16,069	$18,670

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$9,196	$11,496
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	9,474	2,529
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$18,670	$14,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,310	$6,515	$9,196
RESTRICTED CASH, END OF PERIOD	20,535	9,554	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$16,069	$18,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$16,042	$15,495	$12,631
Cash paid during the period for: Taxes	$395	$251	$352

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$3,193	$2,668	$2,700
Capitalized stock-based compensation expense	$122	$299	$401
Loan forgiveness	$243	$—	$—
Investment in unconsolidated joint venture	$—	$5,193	$—
Right-of-use asset	$—	$—	$1,904
Lease liabilities	$—	$—	$(2,065)
Warrant liability	$—	$—	$(1,795)

(a) Amounts are restated. See Note 3 for more information.

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $254.8 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2021, which can be used to reduce our future taxable income and capital gains.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

a.    Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley and 250 North 10th, are included in our consolidated statements of operations and comprehensive (loss) income (see Note 15 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley and 250 North 10th, under the equity method of accounting (see Note 15 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. Management does not believe that the value of our equity investments was impaired at either December 31, 2021 or 2020.

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

g.

Residential Condominium Units for Sale - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate that is under development. Capitalization of these costs begin when the activities and related expenditures commence, and ceases as the property receives its temporary certificates of occupancy (“TCOs”).

77 Greenwich is a residential condominium development project currently in the development stage which include condominium units that are ready for sale.  Residential condominium units for sale as of December 31, 2021 and 2020 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units to be sold are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units that are under contract are evaluated for impairment based on the contracted sales price compared to the total estimated cost to construct.  Unsold residential condominium units are evaluated for impairment by analyzing recent comparable sales prices within the applicable project to the costs incurred to date plus the expected costs to complete.  Any calculated impairments are recorded immediately in cost of sales.

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate for the years ended December 31, 2021, 2020 and 2019, respectively, and no provision for impairment was recorded during the years ended December 31, 2021, 2020 or 2019, respectively.

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

k.    Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 12 - Loans Payable and Secured Line of Credit for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.

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

m.

Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 14 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. Under the provisions of

ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

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

NOTE 3 – RESTATEMENT AND REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company identified errors in its previously issued annual and interim financial statements that required restatements, as well as errors that were determined individually, and in the aggregate, quantitatively and qualitatively immaterial that required revisions.  As such the Company has restated and revised its (i) consolidated financial statements as of and for the years ended December 31, 2021, 2020 and 2019 as illustrated in this note to the consolidated financial statements; and (ii) consolidated interim financial statements for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the three and nine months ended September 30, 2021, as illustrated in Note 16; collectively referred to as the “Restatement” or “Revision”.

During the three month period ended June 30, 2022, the Company identified areas of restatement errors. Adjustments depicted in the tables below relate to the following:

(a)	an error in the accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich Street;
(b)	a disclosure error in the classification on the balance sheets of our 77 Greenwich property which was classified as real estate under development in real estate and is now classified as residential condominium units for sale;
(c)	a disclosure error in the classification on the statements of cash flows of our 77 Greenwich property relating to additions and sales of condominiums where they were reported in the statement of cash flows under cash flows from investing activities when they should have been reported in cash flows from operations.

During the three month period ended March 31, 2022, the Company identified one revision error. Adjustments depicted in the tables below relate to the following:

(d)	an error in the accounting treatment of a property that, upon emergence from bankruptcy, was classified as real estate under development, but was not subsequently reported as an operating property when circumstances at the property changed.

During the year ended December 31, 2021, the Company identified one revision error. Adjustments depicted in the tables below relate to the following:

(e)	an error in the accounting treatment regarding certain advertising and marketing costs which were capitalized to construction costs at the development project at 77 Greenwich Street and should have been expensed as incurred.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	For the Year Ended December 31, 2019
	As Previously	Revision
	Reported	Impact	As Revised

Revenues
Rental revenues	$4,062	$569	$4,631
Total revenues	4,062	569	4,631

Operating Expenses
Property operating expenses	5,328	1,812	7,140
Real estate taxes	328	182	510
General and administrative	5,349	328	5,677
Pension related costs	733	—	733
Transaction related costs	167	—	167
Depreciation and amortization	2,977	1,141	4,118

Total operating expenses	14,882	3,463	18,345

Gain on sale of real estate	9,521	—	9,521

Operating loss	(1,299)	(2,894)	(4,193)

Equity in net loss from unconsolidated joint ventures	(819)	—	(819)
Interest income (expense), net	67	(180)	(113)
Interest expense - amortization of deferred finance costs	—	(39)	(39)

Loss before taxes	(2,051)	(3,113)	(5,164)

Tax expense	(128)	—	(128)

Net loss attributable to common stockholders	$(2,179)	$(3,113)	$(5,292)

Other comprehensive loss:

Unrealized gain on pension liability	344	—	344
Comprehensive loss attributable to common stockholders	$(1,835)	$(3,113)	$(4,948)

Loss per share - basic and diluted	$(0.07)	$(0.10)	$(0.17)

Weighted average number of common shares - basic and diluted	31,915	31,915	31,915

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

FOR THE YEAR ENDED DECMEBER 31, 2019

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2018	37,161	$372	$132,831	(5,514)	$(54,758)	$(15,466)	$(3,518)	$59,461

Net loss attributable to common stockholders	—	—	—	—	—	(2,179)	—	(2,179)
Settlement of stock awards	451	4	—	(187)	(776)	—	—	(772)
Unrealized gain on pension liability	—	—	—	—	—	1,648	344	1,992
Stock-based compensation expense	—	—	1,386	—	—	—	—	1,386
Stock buy-back	—	—	—	(30)	(197)	—	—	(197)

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Revision Impact

Balance as of December 31, 2018	—	$—	$—	—	$—	$(614)	$—	$(614)

Net loss attributable to common stockholders	—	—	—	—	—	(3,113)	—	(3,113)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Stock buy-back	—	—	—	—	—	—	—	—

Balance as of December 31, 2019	—	$—	$—	—	$—	$(3,727)	$—	$(3,727)

As Revised

Balance as of December 31, 2018	37,161	$372	$132,831	(5,514)	$(54,758)	$(16,080)	$(3,518)	$58,847

Net loss attributable to common stockholders	—	—	—	—	—	(5,292)	—	(5,292)
Settlement of stock awards	451	4	—	(187)	(776)	—	—	(772)
Unrealized gain on pension liability	—	—	—	—	—	1,648	344	1,992
Stock-based compensation expense	—	—	1,386	—	—	—	—	1,386
Stock buy-back	—	—	—	(30)	(197)	—	—	(197)

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(19,724)	$(3,174)	$55,964

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2019
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(2,179)	$(3,113)	$(5,292)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,977	1,180	4,157
Stock-based compensation expense	905	—	905
Gain on sale of real estate	(9,521)	—	(9,521)
Deferred rents receivable	578	—	578
Other non-cash adjustments - pension expense	1,992	—	1,992
Equity in net loss from unconsolidated joint ventures	819	—	819
Distributions from unconsolidated joint ventures	33	—	33
Decrease (increase) in operating assets:
Residential condominium units for sale	—	(65,098)	(65,098)
Receivables	1,577	—	1,577
Prepaid expenses and other assets, net	278	—	278
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,649	—	1,649
Pension liabilities	(2,705)	—	(2,705)
Net cash used in operating activities	(3,597)	(67,031)	(70,628)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(91,847)	67,031	(24,816)
Net proceeds from the sale of real estate	18,812	—	18,812
Deferred real estate deposits of SCA condominium	33,609	—	33,609
Net cash used in (provided by) investing activities	(39,426)	67,031	27,605
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	55,475	—	55,475
Proceeds from secured line of credit	7,250	—	7,250
Payment of finance costs	(1,531)	—	(1,531)
Repayment of loans	(10,557)	—	(10,557)
Repayment of secured line of credit	(2,000)	—	(2,000)
Settlement of stock awards	(772)	—	(772)
Stock buy-back	(197)	—	(197)
Net cash provided by financing activities	47,668	—	47,668
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,645	—	4,645
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	14,025	—	14,025
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,670	$—	$18,670
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$11,496	$—	$11,496
RESTRICTED CASH, BEGINNING OF PERIOD	2,529	—	2,529
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$14,025	$—	$14,025
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,196	$—	$9,196
RESTRICTED CASH, END OF PERIOD	9,474	—	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,670	$—	$18,670
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$12,631	$—	$12,631
Cash paid during the period for: Taxes	$352	$—	$352
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$12,698	$(12,698)	$—
Capitalized amortization of deferred financing costs and warrants	$2,739	$(39)	$2,700
Capitalized stock-based compensation expense	$480	$(79)	$401
Right of use asset	$1,904	$—	$1,904
Lease liabilities	$(2,065)	$—	$(2,065)
Warrant liability	$(1,795)	$—	$(1,795)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31, 2020
	As Previously	Restatement
	Reported	Impact	As Restated

ASSETS

Real estate, net	$279,204	$(209,164)	$70,040
Residential condominium units for sale	—	203,276	203,276
Cash and cash equivalents	6,515	—	6,515
Restricted cash	9,554	—	9,554
Prepaid expenses and other assets, net	2,703	—	2,703
Investments in unconsolidated joint ventures	19,379	—	19,379
Receivables	966	—	966
Deferred rents receivable	90	—	90
Right-of-use asset	1,565	—	1,565
Intangible assets, net	9,172	—	9,172
Total assets	$329,148	$(5,888)	$323,260

LIABILITIES

Loans payable, net	$197,330	$—	$197,330
Corporate credit facility, net	31,858	—	31,858
Secured line of credit, net	7,747	—	7,747
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	15,896	—	15,896
Lease liability	1,716	—	1,716
Warrant liability	830	—	830
Total liabilities	261,240	—	261,240

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2020	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2020	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 38,345,540 shares issued at December 31, 2020; 32,172,107 shares outstanding at December 31, 2020	383	—	383
Additional paid-in capital	135,978	—	135,978
Treasury stock (6,173,433 shares at December 31, 2020)	(56,791)	—	(56,791)
Accumulated other comprehensive loss	(2,159)	—	(2,159)
Accumulated deficit	(9,503)	(5,888)	(15,391)

Total stockholders' equity	67,908	(5,888)	62,020

Total liabilities and stockholders' equity	$329,148	$(5,888)	$323,260

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

FOR THE YEAR ENDED DECMEBER 31, 2020

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(15,997)	$(3,174)	$59,691

Net income attributable to common stockholders	—	—	—	—	—	6,494	—	6,494
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Revision Impact

Balance as of December 31, 2019	—	$—	$—	—	$—	$(3,727)	$—	$(3,727)

Net loss attributable to common stockholders	—	—	—	—	—	(2,161)	—	(2,161)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Stock-based consulting fees	—	—	—	—	—	—	—	—
Stock buy-back	—	—	—	—	—	—	—	—

Balance as of December 31, 2020	—	$—	$—	—	$—	$(5,888)	$—	$(5,888)

As Revised

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(19,724)	$(3,174)	$55,964

Net income attributable to common stockholders	—	—	—	—	—	4,333	—	4,333
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2020
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to common stockholders	$6,494	$(2,161)	$4,333
Adjustments to reconcile net income attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	2,970	1,198	4,168
Stock-based compensation expense	806	—	806
Gain on sale of school condominium	(24,196)	—	(24,196)
Deferred rents receivable	(84)	—	(84)
Other non-cash adjustments - pension expense	1,015	—	1,015
Unrealized gain on warrants	(965)	—	(965)
Equity in net loss from unconsolidated joint ventures	1,571	—	1,571
Distributions from unconsolidated joint ventures	1,110	—	1,110
Decrease in operating assets:
Residential condominium units for sale	—	(46,473)	(46,473)
Receivables	2,392	—	2,392
Prepaid expenses and other assets, net	190	—	190
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(686)	1,971	1,285
Pension liabilities	(1,033)	—	(1,033)
Net cash used in operating activities	(10,416)	(45,465)	(55,881)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(51,715)	47,436	(4,279)
Deferred real estate deposits of condominiums	1,971	(1,971)	—
Investments in unconsolidated joint ventures	(5,383)	—	(5,383)
Net cash used in investing activities	(55,127)	45,465	(9,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	86,361	—	86,361
Proceeds from secured line of credit	5,000	—	5,000
Payment of finance costs	(1,497)	—	(1,497)
Repayment of loans	(23,368)	—	(23,368)
Repayment of secured line of credit	(2,500)	—	(2,500)
Settlement of stock awards	(695)	—	(695)
Stock buy-back	(359)	—	(359)
Net cash provided by financing activities	62,942	—	62,942
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,601)	—	(2,601)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,670	—	18,670
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$9,196	$—	$9,196
RESTRICTED CASH, BEGINNING OF PERIOD	9,474	—	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$18,670	$—	$18,670
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, END OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,069	$—	$16,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$15,495	$—	$15,495
Cash paid during the period for: Taxes	$251	$—	$251
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$10,319	$(10,319)	$—
Capitalized amortization of deferred financing costs and warrants	$2,727	$(59)	$2,668
Capitalized stock-based compensation expense	$356	$(57)	$299
Investment in unconsolidated joint venture	$5,193	$—	$5,193

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31, 2021
	As Previously	Restatement
	Reported	Impact	As Restated

ASSETS

Real estate, net	$294,536	$(227,202)	$67,334
Residential condominium units for sale	—	216,983	216,983
Cash and cash equivalents	4,310	—	4,310
Restricted cash	20,535	—	20,535
Prepaid expenses and other assets, net	4,126	—	4,126
Investments in unconsolidated joint ventures	17,938	—	17,938
Receivables	84	—	84
Deferred rents receivable	114	—	114
Right-of-use asset	1,314	—	1,314
Intangible assets, net	8,432	—	8,432
Total assets	$351,389	$(10,219)	$341,170

LIABILITIES

Loans payable, net	$219,249	$—	$219,249
Corporate credit facility, net	32,844	—	32,844
Secured line of credit, net	12,750	—	12,750
Note payable	5,863	—	5,863
Accounts payable and accrued expenses	17,864	—	17,864
Lease liability	1,447	—	1,447
Warrant liability	1,146	—	1,146
Total liabilities	291,163	—	291,163

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—	—
Preferred stock, $0.01 par value; 2 shares authorized, no shares issued and outstanding at December 31, 2021	—	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2021	—	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,024,424 shares issued at December 31, 2021; 36,626,549 shares outstanding at December 31, 2021	430	—	430
Additional paid-in capital	144,282	—	144,282
Treasury stock (6,397,875 shares at December 31, 2021)	(57,166)	—	(57,166)
Accumulated other comprehensive loss	(1,343)	—	(1,343)
Accumulated deficit	(25,977)	(10,219)	(36,196)

Total stockholders' equity	60,226	(10,219)	50,007

Total liabilities and stockholders' equity	$351,389	$(10,219)	$341,170

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

FOR THE YEAR ENDED DECEMBER 31, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(16,474)	—	(16,474)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(25,977)	$(1,343)	$60,226

Restatement Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(5,888)	$—	$(5,888)

Net loss attributable to common stockholders	—	—	—	—	—	(4,331)	—	(4,331)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of December 31, 2021	—	$—	$—	—	$—	$(10,219)	$—	$(10,219)

As Restated

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss attributable to common stockholders	—	—	—	—	—	(20,805)	—	(20,805)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2021
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(16,474)	$(4,331)	$(20,805)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	3,998	1,526	5,524
Stock-based compensation expense	530	—	530
Deferred rents receivable	(24)	—	(24)
Other non-cash adjustments - pension expense	816	—	816
Unrealized gain on warrants	(73)	—	(73)
Equity in net loss from unconsolidated joint ventures	555	—	555
Distributions from unconsolidated joint ventures	885	—	885
(Increase) decrease in operating assets:
Residential condominium units for sale	(321)	(11,129)	(11,450)
Receivables	882	—	882
Prepaid expenses and other assets, net	(257)	—	(257)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,467	—	3,467
Pension liabilities	(1,288)	—	(1,288)
Net cash used in operating activities	(7,304)	(13,934)	(21,238)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(36,349)	36,209	(140)
Net proceeds from the sale of residential condominium units	22,275	(22,275)	—
Net cash used in investing activities	(14,074)	13,934	(140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	249,984	—	249,984
Proceeds from secured line of credit	8,200	—	8,200
Payment of finance costs	(6,552)	—	(6,552)
Repayment of loans	(225,547)	—	(225,547)
Repayment of secured line of credit	(3,200)	—	(3,200)
Settlement of stock awards	(370)	—	(370)
Sale of common stock, net	7,639	—	7,639
Net cash provided by financing activities	30,154	—	30,154
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,776	—	8,776
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$—	$24,845
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,310	$—	$4,310
RESTRICTED CASH, END OF PERIOD	20,535	—	20,535
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,845	$—	$24,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$16,042	$—	$16,042
Cash paid during the period for: Taxes	$395	$—	$395
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$8,805	$(8,805)	$—
Capitalized amortization of deferred financing costs and warrants	$3,580	$(387)	$3,193
Capitalized stock-based compensation expense	$177	$(55)	$122
Loan forgiveness	$243	$—	$243

NOTE 4 – REAL ESTATE, NET

As of December 31, 2021 and 2020, real estate, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2021	2020
	As Restated (a)	As Restated (a)

Building and building improvements	51,141	51,141
Tenant improvements	200	189
Furniture and fixtures	775	731
Land and land improvements	28,847	28,847
	80,963	80,908
Less: accumulated depreciation	13,629	10,868
	$67,334	$70,040

(a) Amounts are restated. See Note 3 for more information.

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of December 31, 2021 and 2020.  Depreciation expense amounted to approximately $4.0 million, $3.9 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

NOTE 5 – RESIDENTIAL CONDOMINIUM UNITS FOR SALE

Residential condominium units for sale as of  December 31, 2021 and 2020 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 14 closings through December 31, 2021, and residents have begun to move into their respective units.

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2021 and 2020, prepaid expenses and other assets, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2021	2020

Prepaid expenses	$673	$454
Deferred finance costs	2,184	1,795
Other	2,736	954
	5,593	3,203
Less: accumulated amortization	1,467	500
	$4,126	$2,703

NOTE 7 – INCOME TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$—	$—	$—
State	265	306	128
	$265	$306	$128
Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Tax expense	$265	$306	$128

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes	16.7%	6.3%	49.7%
Permanent non-deductible expenses	(0.3)%	5.0%	(5.6)%
Change of valuation allowance	(38.5)%	(27.8)%	(71.3)%

Effective income tax rate	(1.1)%	4.5%	(6.2)%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
	As Restated (a)	As Restated
Deferred tax assets:
Charitable contributions	$1	$15
Net operating loss carry forwards	66,851	58,635
Depreciation (including air rights)	5,737	4,677
Lease liability	507	571
Other	256	222
Investment in joint ventures	777	678
Accrued expenses	332	132
Total deferred tax assets	$74,461	$64,930
Valuation allowance	(70,134)	(60,931)
Deferred tax asset after valuation allowance	$4,327	$3,999

Deferred tax liabilities:
Intangibles	$(3,003)	$(3,334)
Other	(253)	—
Pension costs	(571)	(114)
Right-of-use asset	(500)	(551)
Total deferred tax liabilities	$(4,327)	$(3,999)
Net deferred tax assets	$—	$—

Current deferred tax assets	$—	$—
Long-term deferred tax assets	—	—
Total deferred tax assets	$—	$—

(a) Amounts are restated. See Note 3 for more information.

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

Other

As of December 31, 2021, we had federal NOLs of approximately $254.8 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward.  Since 2009 through December 31, 2021, we have utilized approximately $22.5 million of our federal NOLs.  As of December 31, 2021, we also had state NOLs of approximately $161.7 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $24.3 million and $19.3 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $70.1 million and $60.9 million as of December 31, 2021 and 2020, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance in deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

NOTE 8 – RENTAL REVENUE

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

NOTE 9 – FAIR VALUE MEASUREMENTS

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

NOTE 10 – PENSION PLANS

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

NOTE 11 – COMMITMENTS

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

NOTE 12 – LOANS PAYABLE AND SECURED LINE OF CREDIT

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

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the Corporate Credit Facility and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended from $6.50 per share to $4.31 per share (the “Warrant Agreement Amendment”) (see Note 13 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

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

Note Payable (250 North 10th Note)

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at December 31, 2021 and 2020, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.  See also Note 15 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of December 31, 2021, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal
(As Restated)

2022	$10,000
2023	232,981
2024	35,750
2025	—
2026	—
278,731
Less: deferred finance costs, net	(8,025)
Total loans, secured line of credit, and note payable, net	$270,706

Interest

Consolidated interest expense (income), net includes the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	Restated (a)	Revised (b)	Revised (b)

Interest expense	$21,238	$17,174	$13,513
Interest capitalized	(13,314)	(15,577)	(13,333)
Interest income	(2)	(57)	(67)
Interest expense (income), net	$7,922	$1,540	$113

(a) Amounts are restated. See Note 3 for more information.
(b) Amounts are revised. See Note 3 for more information.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 12 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. The Warrants are exercisable immediately and had an exercise price of $6.50 per share (the “Exercise Price”), payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Agreement was amended to be $4.31 per share.

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

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Corporate Credit Facility described in Note 12 – Loans Payable and Secured Line of Credit, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Corporate Credit Facility.

Private Placement Transaction and Rights Offering

On October 22, 2021, we entered into a private placement agreement with certain existing stockholders (“Investors”), pursuant to which we issued to the Investors an aggregate of 2,539,473 shares of common stock at a price of $1.90 per share, and we received gross proceeds of $4.8 million, which closed on the same day. The private placement agreement contained customary representations, warranties, covenants, conditions and indemnities for agreements of this type.  We also entered into a registration rights agreement with the Investors pursuant to which it agreed to file a shelf registration statement registering offers and sales of the private placement shares.  The sale of the private placement shares in accordance with the private placement agreement was made in reliance on the exemption from registration of Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 8, 2021, we consummated our common stock rights offering of 2,650,000 shares of common stock to existing stockholders of ours on the record date of November 3, 2021, at a price of $1.90 per share.  The consummation of the rights offering resulted in the issuance of 903,576 shares of our common stock and we received gross proceeds of $1.7 million.

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

NOTE 14 – STOCK-BASED COMPENSATION

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

During the year ended December 31, 2021, we granted 310,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $256,000 in compensation expense related to these shares was amortized during the year ended December 31, 2021, of which approximately $42,000 was capitalized as part of residential condominium units for sale.

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive  (loss) income during the years ended December 31, 2021, 2020 and 2019 totaled $477,000, $765,000 and $938,000,  respectively, which is net of $127,000, $305,000 and $400,000 capitalized as part of residential condominium units for sale, respectively.

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

NOTE 15 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

We own a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a recently built 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million, of which $42.5 million was financed through a 10-year loan (the “Berkley Loan”) secured by The Berkley, and the balance was paid in cash, half of which was funded by us.  The non-recourse Berkley Loan bore interest at the 30-day LIBOR rate plus 216 basis points, was interest only for five years, was pre-payable after two years with a 1% prepayment premium, had covenants and defaults customary for a Freddie Mac financing. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the Berkley Loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bears interest at a fixed rate of 2.717% and is interest only during the initial five years.  It is pre-payable at any time and can be increased by up to $6.0 million under certain circumstances. We and our joint venture partner are joint and several recourse carve-out guarantors under the New Berkley Loan. In October 2021, we entered into a loan agreement with our joint venture partner (see Note 12 – Loans Payable and Secured Line of Credit). See Note 17 – Subsequent Events below for information regarding a contract to sell The Berkley.

We own a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. The Partner Loan bears interest at 7.0% and is payable to the extent of available cash flow and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  See Note 12 - Loans Payable and Secured Line of Credit – 250 North 10th Note. As of December 31, 2021, the net carrying amount of our investment in this entity was approximately $4.8 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

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

NOTE 16 – RESTATEMENT OF PREVIOUSLY ISSUED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company identified errors in its previously issued annual and interim financial statements that required restatements, as well as errors that were determined individually, and in the aggregate, quantitatively and qualitatively immaterial that required revisions.  As such the Company has restated and revised its (i) consolidated interim financial statements for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the three and nine months ended September 30, 2021, as illustrated in this Note 16; collectively referred to as the “Restatement” or “Revision”.

During the three month period ended June 30, 2022, the Company identified areas of restatement errors. Adjustments depicted in the tables below relate to the following:

(a)	an error in the accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich Street;
(b)	a disclosure error in the classification on the balance sheets of our 77 Greenwich property which was classified as real estate under development in real estate and is now classified as residential condominium units for sale;
(c)	a disclosure error in the classification on the statements of cash flows of our 77 Greenwich property relating to additions and sales of condominiums where they were reported in the statement of cash flows under cash flows from investing activities when they should have been reported in cash flows from operations.

During the three month period ended March 31, 2022, the Company identified one revision error. Adjustments depicted in the tables below relate to the following:

(d)	an error in the accounting treatment of a property that, upon emergence from bankruptcy, was classified as real estate under development, but was not subsequently reported as an operating property when circumstances at the property changed.

During the year ended December 31, 2021, the Company identified one revision error. Adjustments depicted in the tables below relate to the following:

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

(In thousands, except share amounts)

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

(In thousands, except share amounts)

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

(In thousands, except share amounts)

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

NOTE 17 – SUBSEQUENT EVENTS

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

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(dollars in thousands)

Restated (a)

			Initial Cost					Amounts at which Carried at December 31, 2021
					Building,	Cost	Building,			Building,
					Building and	Capitalized	Building and			Building and			Date of
			Land and	Real Estate	Tenant	Subsequent	Tenant		Real Estate	Tenant			Acquisition
Property		Encumbrances	Land	Under	Improvements	to	Improvements		Under	Improvements		Accumulated	(A) / Construction
Description		(1)	Improvements	Development	(2)	Acquisition	(2)	Land	Development	(2)	Total	Depreciation	(C)

Brooklyn, New York		57,492	27,939	—	42,177	—	156	27,939	—	42,333	70,272	5,814	2018 (A) / 2017(C)

Paramus, NJ	Restated (a)	12,750	908	—	3,647	—	6,136	908	—	9,783	10,691	7,815	1980 (A) / 1984(C)

		$70,242	$28,847	$—	$45,824	$—	$6,292	$28,847	$—	$52,116	$80,963	$13,629

(a) Amounts are restated. See Note 3 for more information.

(1)	Encumbrances are net of deferred finance costs of approximately $1.2 million.
(2)	Depreciation on buildings and improvements reflected in the consolidated statements of operations and comprehensive (loss) income is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(a) Reconciliation of Total Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
	Restated (a)	Restated (a)

Balance at beginning of period	$80,908	$80,821
Additions	55	87
Balance at end of period	$80,963	$80,908

(a) Amounts are restated. See Note 3 for more information.

The aggregate cost of land, building and improvements, before depreciation, for federal income tax purposes at December 31, 2021 and 2020 was $81.0 million (unaudited) and $80.9 million (unaudited), respectively.

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
	Restated (a)	Restated (a)

Balance at beginning of period	$10,868	$8,115
Depreciation related to real estate	2,761	2,753
Balance at end of period	$13,629	$10,868

(a) Amounts are restated. See Note 3 for more information.