Form 10-Q/A
period 2022-03-31
Trinity Place Holdings Inc.
filed 2022-10-05
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A (Amendment #1)

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

EXPLANATORY NOTE

Trinity Place Holdings Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Form 10-Q/A” or “Amended Quarterly Report”) to amend our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2022 and 2021, included in the original filing with the Securities and Exchange Commission (the “SEC”) on May 16, 2022 (the “Original Form 10-Q”), to restate the financial statements as of and for the quarterly periods ended March 31, 2022 and 2021.

In August 2022, the Company determined that it made certain errors in accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at the 77 Greenwich property, as well as the presentation of the 77 Greenwich property on the consolidated balance sheets and in the statements of cash flows.  The restatement is based on an error in the application of generally accepted accounting principles ("GAAP") as they relate to the capitalization of construction soft costs and internally allocated costs incurred in connection with a development project, which involves significant judgment.  As a result, after consultation with BDO USA LLP (“BDO”), the Company’s independent registered public accounting firm, the Company’s audit committee concluded that the original financial statements included in the Original Form 10-Q should no longer be relied upon and are to be restated in order to correct the error in accounting treatment.

The Company also identified certain immaterial errors during the periods presented and have revised the consolidated financial statements for such errors as discussed in Note 3.  This Amended Quarterly Report also amends and restates the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Form 10-Q, as appropriate, to reflect the restatement of the relevant periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Annual Report currently dated certifications of the Company's Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1 and 32.2).

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of March 31, 2022, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

Except as discussed above, and as further described in Note 3 – Restatement and Revision of Previously Issued Interim Financial Statements in the Notes to Financial Statements, the Company has not modified or updated disclosures presented in this Amended Quarterly Report. Accordingly, the Amended Quarterly Report does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q.

Other financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amended Quarterly Report and in the amendment to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on the date hereof, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 3 of the Notes to Financial Statements included herein.

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	March 31,	December 31,
	2022	2021
	As Restated (a)	As Restated (a)
ASSETS

Real estate, net	$66,705	$67,334
Residential condominiums for sale	214,591	216,983
Cash and cash equivalents	1,381	4,310
Restricted cash	14,232	20,535
Prepaid expenses and other assets, net	5,007	4,126
Investments in unconsolidated joint ventures	18,517	17,938
Receivables	60	84
Deferred rents receivable	118	114
Right-of-use asset	1,224	1,314
Intangible assets, net	8,247	8,432
Total assets	$330,082	$341,170

LIABILITIES

Loans payable, net	$210,768	$219,249
Corporate credit facility, net	33,090	32,844
Secured line of credit, net	12,750	12,750
Note payable	5,863	5,863
Accounts payable and accrued expenses	19,876	17,864
Lease liability	1,347	1,447
Warrant liability	1,515	1,146
Total liabilities	285,209	291,163

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,387,563 and 43,024,424 shares issued at March 31, 2022 and December 31, 2021, respectively; 36,836,146 and 36,626,549 shares outstanding at March 31, 2022 and December 31, 2021, respectively	434	430
Additional paid-in capital	144,451	144,282
Treasury stock (6,551,447 and 6,397,875 shares at March 31, 2022 and December 31, 2021, respectively)	(57,461)	(57,166)
Accumulated other comprehensive loss	(1,224)	(1,343)
Accumulated deficit	(41,327)	(36,196)

Total stockholders’ equity	44,873	50,007

Total liabilities and stockholders’ equity	$330,082	$341,170

(a) Amounts are Restated. See Note 3 for more information.

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
	As Restated (a)	As Revised (b)
Revenues
Rental revenues	$1,260	$447
Other income	16	46
Sale of residential condominium units	6,069	—

Total revenues	7,345	493

Operating Expenses
Property operating expenses	804	1,907
Real estate taxes	390	79
General and administrative	1,502	1,243
Pension related costs	158	163
Cost of sale - residential condominium units	5,721	—
Depreciation and amortization	1,003	1,000

Total operating expenses	9,578	4,392

Operating loss	(2,233)	(3,899)

Equity in net income (loss) from unconsolidated joint ventures	746	(372)
Unrealized loss on warrants	(369)	(1,977)
Interest expense, net	(2,769)	(875)
Interest expense - amortization of deferred finance costs	(436)	(261)

Loss before taxes	(5,061)	(7,384)

Tax expense	(70)	(35)

Net loss attributable to common stockholders	$(5,131)	$(7,419)

Other comprehensive loss:

Unrealized gain on pension liability	119	119
Comprehensive loss attributable to common stockholders	$(5,012)	$(7,300)

Loss per share - basic and diluted	$(0.14)	$(0.23)

Weighted average number of common shares - basic and diluted	37,104	32,591

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

(a) Amounts are Restated. See Note 3 for more information.

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

(b) Amounts are Revised. See Note 3 for more information.

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
	As Restated (a)	As Restated (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(5,131)	$(7,419)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	1,439	1,261
Stock-based compensation expense	123	133
Deferred rents receivable	(4)	(12)
Other non-cash adjustments - pension expense	119	119
Unrealized loss on warrants	369	1,977
Equity in net (income) loss from unconsolidated joint ventures	(746)	372
Distributions from unconsolidated joint ventures	168	194
Decrease (increase) in operating assets:
Residential condominium units for sale	3,548	(11,672)
Receivables	24	47
Prepaid expenses and other assets, net	(1,008)	(371)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,474	1,294
Net cash provided by (used in) operating activities	375	(14,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(64)	(53)
Net cash used in investing activities	(64)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	2,390	8,980
Proceeds from secured line of credit	—	1,200
Payment of finance costs	—	(21)
Repayment of loans	(11,642)	—
Settlement of stock awards	(291)	(370)
Net cash (used in) provided by financing activities	(9,543)	9,789

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,232)	(4,341)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,845	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,613	$11,728

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$4,310	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	20,535	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,845	$16,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,381	$5,034
RESTRICTED CASH, END OF PERIOD	14,232	6,694
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,613	$11,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$3,050	$4,130
Cash paid during the period for: Taxes	$66	$46

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$583	$692
Capitalized stock-based compensation expense	$18	$37

(a) Amounts are Restated. See Note 3 for more information.

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2022

Note 1 – Business

Overview

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us,” is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley”), see Note 15 – Subsequent Events, and a 10% interest in a recently built 234-unit multi-family property at 250 North 10th Street (“250 North 10th”), in Brooklyn, New York, and we own a property occupied by retail tenants in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $260.3 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2022, which can be used to reduce our future taxable income and capital gains.

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

The accompanying unaudited consolidated interim financial information also conform with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial information should be read in conjunction with our December 31, 2021 audited consolidated financial statements, as previously filed with the SEC in our 2021 Annual Report on Form 10-K/A (the “2021 Annual Report”).

a.    Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley and 250 North 10th, are included in our consolidated statements of operations and comprehensive loss (see Note 14 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley and 250 North 10th, under the equity method of accounting (see Note 14 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. Management does not believe that the value of our equity investments was impaired at either March 31, 2022 or December 31, 2021.

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

77 Greenwich is a residential condominium development project currently in the development stage which include condominium units that are ready for sale.  Residential condominium units for sale as of March 31, 2022 and December 31, 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units to be sold are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired. Residential condominium units that are under contract are evaluated for impairment based on the contracted sales price compared to the total estimated cost to construct.  Unsold inventory is evaluated for impairment by analyzing recent comparable sales prices within the applicable project to the costs incurred to date plus the expected costs to complete.  Any calculated impairments are recorded immediately in cost of sales.

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

k.    Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 7 - Loans Payable and Secured Line of Credit for further information), deposits on residential condominium sales at 77 Greenwich, condominium sales proceeds that have not yet been transferred to the lender and tenant related security deposits.

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

m.

Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 13 – Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

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

Note 3 – Restatement and Revision of Previously Issued Consolidated Financial Statements

The Company identified errors in its previously issued annual and interim financial statements that required restatements, as well as errors that were determined individually, and in the aggregate, quantitatively and qualitatively immaterial that required revisions.  As such the Company has restated and revised its (i) consolidated financial statements as of and for the year ended December 31, 2021, 2020 and 2019 as filed in the amendment to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on the date hereof; and (ii) consolidated interim financial statements for the three months ended March 31, 2022 and 2021, collectively referred to as the “Restatement” or “Revision”, as illustrated in this note to the consolidated financial statements.

During the three month period ended June 30, 2022, the Company identified areas of restatement errors. Adjustments depicted in the tables below relate to the following:

(a)	an error in the accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich Street;
(b)	a disclosure error in the classification on the balance sheets of our 77 Greenwich property which was classified as real estate under development in real estate and is now classified as residential condominium units for sale; and
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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
As Previously Reported

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(9,503)	$(2,159)	$67,908

Net loss attributable to common stockholders	—	—	—	—	—	(6,589)	—	(6,589)
Settlement of stock awards	496	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation expense	—	—	173	—	—	—	—	173

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(16,092)	$(2,040)	$61,241

Revision Impact

Balance as of December 31, 2020	—	$—	$—	—	$—	$(5,888)	$—	$(5,888)

Net loss attributable to common stockholders	—	—	—	—	—	(830)	—	(830)
Settlement of stock awards	—	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—

Balance as of March 31, 2021	—	$—	$—	—	$—	$(6,718)	$—	$(6,718)

As Revised

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss attributable to common stockholders	—	—	—	—	—	(7,419)	—	(7,419)
Settlement of stock awards	496	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation expense	—	—	173	—	—	—	—	173

Balance as of March 31, 2021	38,841	$388	$136,151	(6,398)	$(57,166)	$(22,810)	$(2,040)	$54,523

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2021
	As Previously	Restatement
	Reported	Impact	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(6,589)	$(830)	$(7,419)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	908	353	1,261
Stock-based compensation expense	133	—	133
Deferred rents receivable	(12)	—	(12)
Other non-cash adjustments - pension expense	119	—	119
Unrealized loss on warrants	1,977	—	1,977
Equity in net loss from unconsolidated joint ventures	372	—	372
Distributions from unconsolidated joint ventures	194	—	194
(Increase) decrease in operating assets:
Residential condominium units for sale	—	(11,672)	(11,672)
Receivables	47	—	47
Prepaid expenses and other assets, net	(371)	—	(371)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,294	—	1,294
Net cash used in operating activities	(1,928)	(12,149)	(14,077)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(12,202)	12,149	(53)
Net cash used in investing activities	(12,202)	12,149	(53)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	8,980	—	8,980
Proceeds from secured line of credit	1,200	—	1,200
Payment of finance costs	(21)	—	(21)
Settlement of stock awards	(370)	—	(370)
Net cash provided by financing activities	9,789	—	9,789
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,341)	—	(4,341)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,069	—	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,728	$—	$11,728
CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$6,515	$—	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	9,554	—	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,069	$—	$16,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,034	$—	$5,034
RESTRICTED CASH, END OF PERIOD	6,694	—	6,694
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,728	$—	$11,728
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$4,130	$—	$4,130
Cash paid during the period for: Taxes	$46	$—	$46
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued development costs included in accounts payable and accrued expenses	$7,496	$(7,496)	$—
Capitalized amortization of deferred financing costs and warrants	$760	$(68)	$692
Capitalized stock-based compensation expense	$39	$(2)	$37

Note 4 – Real Estate, Net

As of March 31, 2022 and December 31, 2021, real estate, net, includes the following (dollars in thousands):

	March 31,	December 31,
	2022	2021
	As Restated (a)	As Restated (a)

Building and building improvements	$51,141	$51,141
Tenant improvements	221	200
Furniture and fixtures	818	775
Land and land improvements	28,847	28,847
	81,027	80,963
Less: accumulated depreciation	14,322	13,629
	$66,705	$67,334

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of March 31, 2022 and December 31, 2021.  Depreciation expense amounted to approximately $693,000 for both the three months ended March 31, 2022 and 2021, respectively.

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

Note 5 – Residential Condominium Units for Sale

Residential condominium units for sale as of March 31, 2022 and December 31, 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 14 closings through December 31, 2021 and three closings during the three months ended March 31, 2022.  Residents have begun to move into their respective units.

Note 6 – Prepaid Expenses and Other Assets, Net

As of March 31, 2022 and December 31, 2021, prepaid expenses and other assets, net, include the following (dollars in thousands):

	March 31,	December 31,
	2022	2021

Prepaid expenses	$1,659	$673
Deferred finance costs	2,184	2,184
Other	2,758	2,736
	6,601	5,593
Less: accumulated amortization	1,594	1,467
	$5,007	$4,126

Note 7 – Loans Payable and Secured Line of Credit

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

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the Corporate Credit Facility and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended from $6.50 per share to $4.50 per share (the “Warrant Agreement Amendment”) (see Note 12 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

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

In early April 2020, New York State required all non-essential construction projects be shut down due to the impact of the COVID-19 pandemic. As a result, the construction of 77 Greenwich was temporarily suspended.  Construction recommenced mid-April, initially on a modified basis, as certain work was deemed "essential" construction.  Since June 2020, a full crew has been on site and operating in accordance with applicable guidelines in response to the COVID-19 outbreak. Future delays in construction may result in a delay in our ability to complete the construction project on its original timeline and our ability to sell condominium units.  We have received our TCOs for floors 11-35, excluding the hoist units, the lobby, mechanical rooms and portions of the cellar and anticipate receiving TCOs for the balance of the development through completion of the project. Upon the granting of our first TCO in March 2021 and having 16 units under contract at that time, our offering plan was declared effective.  We submitted our request to create separate tax lots to the department of finance and the tax lots were created.

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

The Berkley Partner Loan

In October 2021, we entered into a loan agreement with our partner in The Berkley JV, pursuant to which our partner agreed to lend us up to $10.5 million principal amount, $500,000 of which is available only to be applied to interest payments, secured by our interest in the joint venture entity, maturing in one year, with two 12-month extension options subject to satisfaction of certain conditions. The loan bears interest at a rate of 10% per year, with a portion deferred until maturity.  The loan had a balance of $10.1 million and $10.0 million at March 31, 2022 and December 31, 2021, respectively.  This loan was repaid in full in April 2022.  See Note 15 – Subsequent Events.

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

Note Payable (250 North 10th Note)

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  In January 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at March 31, 2022 and December 31, 2021, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.  See also Note 14 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of March 31, 2022, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal
Restated

2022	$10,064
2023	223,664
2024	35,750
2025	—
2026	—
269,478
Less: deferred finance costs, net	(7,007)
Total loans, secured line of credit, and note payable, net	$262,471

Interest

Consolidated interest expense, net includes the following (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Interest expense	$4,287	$4,990
Interest capitalized	(1,518)	(4,115)
Interest expense, net	$2,769	$875

Note 8 – Fair Value Measurements

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

Note 9 – Pension Plan

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

Note 10 – Commitments

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

Note 11 – Income Taxes

As of March 31, 2022, we had federal NOLs of approximately $260.3 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward. Since 2009 through March 31, 2022, we have utilized approximately $22.5 million of our federal NOLs.  As of March 31, 2022, we also had state NOLs of approximately $171.9 million. These state NOLs have various expiration dates through 2039, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $24.3 million and $19.3 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $72.0 million as of March 31, 2022. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

Note 12 – Stockholders’ Equity

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

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 7 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended to be $4.50 per share.  In connection with the October 2021 Private Placement, the exercise price of the warrants were further reduced to $4.31 per share (the “Exercise Price”), which is payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants were valued at approximately $1.5 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively.  The $369,000 unrealized gain and $2.0 million unrealized loss from the change in fair value of the Warrants during the three months ended March 31, 2022 and 2021, respectively, was recorded in the consolidated statement of operations and comprehensive loss.

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Corporate Credit Facility described in Note 7 – Loans Payable and Secured Line of Credit, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Corporate Credit Facility.

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

Note 13 – Stock-Based Compensation

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

During the three months ended March 31, 2022, we granted 333,500 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $100,000 in stock-based compensation expense related to these shares was amortized during the three months ended March 31, 2022, of which approximately $15,000 was capitalized into residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Total stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $151,000 and $151,000, respectively, of which approximately $23,000 and $42,000, respectively, was capitalized into residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

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

Note 14 – Investments in Unconsolidated Joint Ventures

Prior to its sale in April 2022, we owned a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a recently built 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the acquisition loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bore interest at a fixed rate of 2.717% and was interest only during the initial five years.  It was pre-payable at any time and could have been increased by up to $6.0 million under certain circumstances. We and our joint venture partner were joint and several recourse carve-out guarantors under the New Berkley Loan.  In October 2021, we entered into a loan agreement with our joint venture partner (see Note 7 – Loans Payable and Secured Line of Credit – The Berkley Partner Loan). This property was sold in April 2022.  See Note 15 – Subsequent Events for information regarding the sale.

We own a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a recently built 234-unit apartment building in Williamsburg, Brooklyn, New York.  In January 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. The Partner Loan bears interest at 7.0% which is payable to the extent of available cash flow and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  See Note 7 - Loans Payable and Secured Line of Credit – 250 North 10th Note. As of March 31, 2022, the net carrying amount of our investment in this entity was $4.7 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

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

Note 15 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through joint ventures, a 50% interest in a recently built 95-unit multi-family property known as The Berkley, located at 223 North 8th Street, Brooklyn, New York (“The Berkley”), which was sold in April 2022, and a 10% interest in a recently built 234-unit multi-family property at 250 North 10th Street, Brooklyn, New York (“250 North 10th”) , and we own a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $260.3 million of federal net operating loss carry forwards (“NOLs”) at March 31, 2022, which can be used to reduce our future taxable income and capital gains.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our consolidated financial statements for further information). Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Annual Report on Form 10-K/A (the “2021 Annual Report”) for the year ended December 31, 2021.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2022 and 2021 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A and our 2021 Annual Report.

The discussion below includes the results of the restated financial statements that were made for the three months ended March 31, 2022 and 2021, where the Company identified an error in the application of generally accepted accounting principles, principally as they relate to the capitalization of construction soft costs and internally allocated costs incurred in connection with the Company’s development project at 77 Greenwich, which involves significant judgment. These adjustments decreased cost of sales arising from the reduction in capitalized costs at 77 Greenwich. The Company also identified and corrected an error related to the reclassification of our Paramus, New Jersey property from under development to an operating property.  See additional discussion in Note 3 – Restatement and Revision of Previous Issued Consolidated Financial Statements to this Form 10-Q/A.

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 (As Restated and Revised)

Rental revenues in total increased by approximately $813,000 to $1.3 million for three months ended March 31, 2022 from $447,000 for the three months ended March 31, 2021. This consisted of an increase in rent revenues of approximately $784,000 to $1.2 million for the three months ended March 31, 2022 from $434,000 for the three months ended March 31, 2021, as well as an increase in tenant reimbursements of approximately $29,000 to $42,000 for the three months ended March 31, 2022 from $13,000 for the three months ended March 31, 2021. The increase in total revenues and its related components was due to higher occupancy, higher face rents and less rent concessions at 237 11th during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the progress made in remediating the construction related defects.

Other income, which consisted mainly of the SCA construction supervision fee, decreased by approximately $30,000 to $16,000 for the three months ended March 31, 2022 from $46,000 for the three months ended March 31, 2021 as a result of a reduction in the SCA construction.

In connection with the sales of residential condominium units at 77 Greenwich for the three months ended March 31, 2022, we recorded gross sales proceeds of approximately $6.1 million. Units that closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic. These units were completed first and were covered by the initial TCOs. Getting these units under contract allowed us to obtain approval from the New York State Attorney General and therefore start the closing process on residential units.

Property operating expenses decreased by approximately $1.1 million to $804,000 for the three months ended March 31, 2022 from $1.9 million for the three months ended March 31, 2021. The decrease was principally due to expenses associated with 237 11th, including approximately $1.2 million in lower remediation related costs incurred during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, reflecting completion of remediation efforts by December 31, 2021.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, and to a lesser extent expenses related to the Paramus, New Jersey property and 77 Greenwich.

Real estate tax expense increased by approximately $311,000 to $390,000 for the three months ended March 31, 2022 from $79,000 for the three months ended March 31, 2021.  This increase was mainly due to less capitalized real estate taxes for 77 Greenwich for the three months ended March 31, 2022 as compare to the three months ended March 31, 2021.

General and administrative expenses increased by approximately $259,000 to $1.5 million for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, approximately $128,000 related to stock-based compensation, $753,000 related to payroll and payroll related expenses, $301,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $320,000 related to legal, accounting and other professional fees.  For the three months ended March 31, 2021, approximately $109,000 related to stock-based compensation, $735,000 related to payroll and payroll related expenses, $253,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $146,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $5,000 to $158,000 for the three months ended March 31, 2022 from $163,000 for the three months ended March 31, 2021. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 9 – Pension Plan to our consolidated financial statements for further information).

In connection with the commencement of sales of residential condominium units for the three months ended March 31, 2022, we recorded cost of sales of approximately $5.7 million, which mainly consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.

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

three months ended March 31, 2021, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $285,000, depreciation for 237 11th of approximately $381,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $334,000 for 237 11th.

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

Interest expense, net increased by approximately $1.9 million to $2.8 million for the three months ended March 31, 2022 from $875,000 net for the three months ended March 31, 2021. For the three months ended March 31, 2022, there was approximately $4.3 million of gross interest expense incurred, $1.5 million of which was capitalized. For the three months ended March 31, 2021, there was approximately $5.0 million of gross interest expense incurred, $4.1 million of which was capitalized. The decrease in gross interest expense was mainly due to lower overall interest rates on our loans from various refinancing’s after March 31, 2021, partially offset by an overall higher average of borrowings during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Interest expense - amortization of deferred finance costs increased approximately $175,000 to $436,000 for the three months ended March 31, 2022 from $261,000 for the three months ended March 31, 2021. The increase was principally due to deferred finance costs related to the refinancing of the 237 11th Loans that we closed on in June 2021 as well as the amortization of finance costs for our loans and secured line of credit that were not capitalized as part of residential condominium units for sale.

We recorded a $70,000 tax expense for the three months ended March 31, 2022 compared to $35,000 for the three months ended March 31, 2021.

Net loss attributable to common stockholders decreased by approximately $2.3 million to $5.1 million for the three months ended March 31, 2022 from $7.4 million for the three months ended March 31, 2021 as a result of the changes discussed above, principally due to increased rental revenue and lower property operating expenses at 237 11th due to the completion of the remediation work by the end of 2021, 100% occupancy at 237 11th by the end of March 31, 2022, as well an increase in our equity in net income in our joint ventures and lower unrealized loss on warrants.

Liquidity and Capital Resources

COVID-19 Pandemic, Management’s Plans and Liquidity

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  While we believe many of these trends will reverse and the New York City economy and residential real estate markets will continue the improvement seen to date in 2022, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Quarterly Report on Form 10-Q/A.  Although the impact of the pandemic has impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021 through March 31, 2022, and we closed on 17 residential condominium units in through March 31, 2022, and residents are moving into their respective units. Units sold to date were smaller, lower floor units that went under contract and closed during the height of the pandemic. These units were completed first and were covered by the initial TCOs obtained. Getting these units under contract allowed us to obtain AG approval of our condominium plan and start closing on residential unit sales.  However, we have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances.  Although there are no assurances that any transactions will be completed on acceptable terms or at all, we are currently exploring pursuing a variety of capital raising and other transactions, including the sale of certain assets or interests in assets, capital raises through equity offerings, including our ATM Program, debt borrowings, refinancings, including refinancing the Paramus line of credit and property at 237 11th, and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.  In addition, the sale of The Berkley closed in April 2022 for a price of $71,020,000. The net proceeds from the sale, after repayment of the property’s mortgage and partner loan and settlement proceeds from the interest rate swap associated with the property’s mortgage, is expected to be used for working capital and/or new investment opportunities for the Company.

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

As of March 31, 2022, we had total cash and restricted cash of $15.6 million, of which approximately $1.4 million was cash and cash equivalents and approximately $14.2 million was restricted cash. As of December 31, 2021, we had total cash and restricted cash of $24.8 million, of which approximately $4.3 million was cash and cash equivalents and approximately $20.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 7 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.  As of April 30, 2022, we had approximately $7.8 million of cash and cash equivalents.

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

At March 31, 2022, the Corporate Credit Facility had an outstanding balance of $35.75 million, excluding deferred finance fees of $2.7 million, and an effective interest rate of 9.63%. Accrued interest totaled approximately $3.9 million at March 31, 2022.  See Note 7 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the Corporate Credit Facility if no event of default exists and is continuing under the Corporate Credit Facility at any time prior to December 22, 2022, was amended to combine the Corporate Credit Facility and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  See Note 7 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

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

In connection with the Corporate Credit Facility, we also entered into a warrant agreement with the CCF Lender pursuant to which we issued to the CCF Lender ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock.  In connection with the Corporate Facility Amendment, the exercise price of the Warrants was amended from $6.50 per share to $4.31 per share, payable in cash or pursuant to a cashless exercise.  See Note 12 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants.

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

As of March 31, 2022, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $2.1 million.   See Note 7 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

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

Cash Flows

Cash Flows for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 (As Restated.  See additional discussion in Note 3 – Restatement and Revision of Previous Issued Consolidated Financial Statements to this Form 10-Q/A)

Net cash provided by operating activities increased by approximately $14.5 million to $375,000 for the three months ended March 31, 2022 from net cash used in operating activities of $14.1 million for the three months ended March 31, 2021. This increase was mainly due to less asset additions at 77 Greenwich offset by the sale of three residential condominiums, totaling approximately $6.1 million, partially offset by an increase in prepaid expenses and other assets, net of $660,000 over the same period last year.

Net cash used in investing activities increased by approximately $11,000 to $64,000 for the three months ended March 31, 2022 from $53,000 for the three months ended March 31, 2021. The slight increase in cash used by investing activities was due to asset additions at 237 11th .

Net cash used in financing activities increased by approximately $19.3 million to $9.5 million for the three months ended March 31, 2022 from net cash provided by financing activities of $9.8 million for the three months ended March 31, 2021. The increase in net cash used in financing activities primarily relates to the $11.6 million of loan paydowns from the 77 Greenwich Mortgage Loan from the proceeds of residential condominium sales, partially offset by $7.8 million less in borrowings from the loans and secured line of credit this period compared to the same period last year.

Net Operating Losses (As Restated)

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of March 31, 2022 were approximately $260.3 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through March 31, 2022, we have utilized approximately $22.5 million of the federal NOLs. Pursuant to the TCJA, corporate alternative minimum tax (“AMT”) credit carryforwards are eligible for a 50% refund in tax years 2018 through 2020, and beginning in tax year 2021, any remaining AMT credit carryforwards are 100% refundable. As a result of these new rules, we had recorded a tax benefit and refund receivable of $3.1 million in 2017 in connection with our valuation allowance release. We received approximately $1.6 million of the refund receivable in October 2019, and the balance of approximately $1.5 million in July 2020.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $72.0 million was recorded as of March 31, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including information included or incorporated by reference in this Quarterly Report on or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

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

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2021 Annual Report for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2022, and under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q/A, any of which could cause actual results to differ materially from the anticipated results.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in our 2021 Annual Report, this Form 10-Q/A and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q/A or, in the case of any documents incorporated by reference in this Form 10-Q/A, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on for 10-Q/A. Based on this evaluation, at the time our Original Quarterly Report on Form 10-Q for the period ended March 31, 2022 was filed on May 16, 2022, the CEO and CFO concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a  material weekness in our internal control over financial reporting as discussed below relating to classification of a property as real estate under development rather than an operating property.   Subsequent to that evaluation, management identified two other material weaknesses described below.

b)	Internal Control Over Financial Reporting

Other than the material weakness described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses and Previously Reported Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements as of and for the quarter ended March 31, 2022, our management identified two material weaknesses in our internal control over financial reporting related to errors identified in connection with the accounting treatment regarding the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich and a disclosure error in the classification on the balance sheets of our 77 Greenwich property which was classified as real estate under development in real estate and is now classified as residential condominium units for sale. There was also a restatement on the statement of cash flows from investing activities to operating activities related to this error. Our management communicated the results of its assessment to the Audit Committee of the Board of Directors of the Company.

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

Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management is in the process of remediating the material weakness and believes that the consolidated financial statements, and related notes thereto included in this Quarterly Report on Form 10-Q/A fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors

Numerous factors affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2021, which describe significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

We identified a material weakness in our internal control over financial reporting related to the Restatement and Revision described in the Note 3 - Restatement and Revision of Previously Issued Consolidated Financial Statements to this Quarterly Report on Form 10-Q/A. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports. Management identified deficiencies in internal control over financial reporting as of March 31, 2022 and June 30, 2022 and determined that the Company did not maintain effective internal control over financial reporting because of the overcapitalization of internally allocated construction related costs related to the development project at 77 Greenwich and a disclosure error in the classification on the balance sheets of our 77 Greenwich property which was classified as real estate under development in real estate and is now classified as residential condominium units for sale. There was also a restatement on the statement of cash flows from investing activities to operating activities related to this error. See Note 3 to the consolidated financial statements. See Item 4, “Controls and Procedures”, in this Quarterly Report on Form 10-Q/A for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.

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

101*

The following materials from our Quarterly Report on Form 10-Q/A for the period ended March 31, 2022 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2022 (As Restated) and December 31, 2021 (As Restated), (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 (As Restated) and March 31, 2021 (As Revised), (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 (As Restated) and March  31, 2021 (As Revised), (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022  (As Restated) and March 31, 2021 (As Restated),  (v) Notes to Consolidated Financial Statements (As Restated) and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: October 5, 2022	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: October 5, 2022	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)