Form 10-Q
period 2022-09-30
Trinity Place Holdings Inc.
filed 2022-11-14
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 36,907,862 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (As Restated)	3

	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 (As Restated)	4

	Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 (As Restated)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and the nine months ended September 30, 2021 (As Restated)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2022	2021
		As Restated
ASSETS

Real estate, net	$65,346	$67,334
Residential condominium units for sale	201,240	216,983
Cash and cash equivalents	2,190	4,310
Restricted cash	9,482	20,535
Prepaid expenses and other assets, net	5,957	4,126
Investments in unconsolidated joint ventures	4,494	17,938
Receivables	78	84
Deferred rents receivable	123	114
Right-of-use asset	1,039	1,314
Intangible assets, net	7,877	8,432
Total assets	$297,826	$341,170

LIABILITIES

Loans payable, net	$191,870	$219,249
Corporate credit facility, net	33,584	32,844
Secured line of credit, net	9,750	12,750
Note payable	5,863	5,863
Accounts payable and accrued expenses	16,659	17,864
Lease liability	1,141	1,447
Warrant liability	151	1,146
Total liabilities	259,018	291,163

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,417,662 and 43,024,424 shares issued at September 30, 2022 and December 31, 2021, respectively; 36,877,140 and 36,626,549 shares outstanding at September 30, 2022 and December 31, 2021, respectively	434	430
Additional paid-in capital	144,725	144,282
Treasury stock (6,540,522 and 6,397,875 shares at September 30, 2022 and December 31, 2021, respectively)	(57,461)	(57,166)
Accumulated other comprehensive loss	(987)	(1,343)
Accumulated deficit	(47,903)	(36,196)

Total stockholders’ equity	38,808	50,007

Total liabilities and stockholders’ equity	$297,826	$341,170

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
		As Restated		As Restated
Revenues
Rental revenues	$1,477	$967	$3,968	$1,991
Other income	20	30	46	332
Sales of residential condominium units	17,509	1,428	28,696	1,428

Total revenues	19,006	2,425	32,710	3,751

Operating Expenses
Property operating expenses	1,220	897	2,790	4,692
Real estate taxes	486	271	1,292	429
General and administrative	1,431	1,440	4,436	4,070
Pension related costs	158	158	473	483
Cost of sales - residential condominium units	16,714	1,395	27,238	1,395
Depreciation and amortization	1,006	1,001	3,013	3,001

Total operating expenses	21,015	5,162	39,242	14,070

Operating loss	(2,009)	(2,737)	(6,532)	(10,319)

Equity in net (loss) income from unconsolidated joint ventures	(14)	—	802	(636)
Equity in net gain on sale of unconsolidated joint venture property	—	—	4,490	—
Unrealized gain (loss) on warrants	64	1,718	995	(192)
Interest expense, net	(3,549)	(2,367)	(9,613)	(5,014)
Interest expense - amortization of deferred finance costs	(763)	(269)	(1,577)	(1,213)

Loss before taxes	(6,271)	(3,655)	(11,435)	(17,374)

Tax (expense) benefit	(82)	47	(272)	(87)

Net loss attributable to common stockholders	$(6,353)	$(3,608)	$(11,707)	$(17,461)

Other comprehensive loss:

Unrealized gain on pension liability	119	119	356	356
Comprehensive loss attributable to common stockholders	$(6,234)	$(3,489)	$(11,351)	$(17,105)

Loss per share - basic and diluted	$(0.17)	$(0.11)	$(0.31)	$(0.53)

Weighted average number of common shares - basic and diluted	37,260	32,756	37,184	32,681

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of June 30, 2022	43,391	$434	$144,580	(6,541)	$(57,461)	$(41,550)	$(1,106)	$44,897

Net loss attributable to common stockholders	—	—	—	—	—	(6,353)	—	(6,353)
Settlement of stock awards	27	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	145	—	—	—	—	145

Balance as of September 30, 2022	43,418	$434	$144,725	(6,541)	$(57,461)	$(47,903)	$(987)	$38,808

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2021	As Restated	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

Net loss attributable to common stockholders		—	—	—	—	—	(11,707)	—	(11,707)
Settlement of stock awards		394	4	—	(143)	(295)	—	—	(291)
Unrealized gain on pension liability		—	—	—	—	—	—	356	356
Stock-based compensation		—	—	443	—	—	—	—	443

Balance as of September 30, 2022		43,418	$434	$144,725	(6,541)	$(57,461)	$(47,903)	$(987)	$38,808

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) – (Continued)

(In thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of June 30, 2021	As Restated	38,853	$389	$136,329	(6,398)	$(57,166)	$(29,244)	$(1,922)	$48,386

Net loss attributable to common stockholders		—	—	—	—	—	(3,608)	—	(3,608)
Settlement of stock awards		13	—	—	—	—	—	—	—
Unrealized gain on pension liability		—	—	—	—	—	—	119	119
Sale of common stock		150	1	165	—	—	—	—	166
Stock-based compensation		—	—	178	—	—	—	—	178

Balance as of September 30, 2021	As Restated	39,016	$390	$136,672	(6,398)	$(57,166)	$(32,852)	$(1,803)	$45,241

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2020	As Revised	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss attributable to common stockholders		—	—	—	—	—	(17,461)	—	(17,461)
Settlement of stock awards		521	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability		—	—	—	—	—	—	356	356
Sale of common stock		150	2	165	—	—	—	—	167
Stock-based compensation		—	—	529	—	—	—	—	529

Balance as of September 30, 2021	As Restated	39,016	$390	$136,672	(6,398)	$(57,166)	$(32,852)	$(1,803)	$45,241

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(11,707)	$(17,461)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by (used in) operating activities:
Depreciation and amortization and amortization of deferred finance costs	4,590	4,214
Stock-based compensation expense	407	399
Gain on sale of joint venture real estate	(4,490)	—
Deferred rents receivable	(9)	(20)
Other non-cash adjustments - pension expense	356	356
Unrealized (gain) loss on warrants	(995)	192
Equity in net (income) loss from unconsolidated joint ventures	(802)	636
Distributions from unconsolidated joint ventures	1,318	686
Loan forgiveness	—	(243)
Decrease (increase) in operating assets:
Residential condominium units for sale	17,259	(25,371)
Receivables	6	887
Prepaid expenses and other assets, net	(2,209)	(846)
Increase in operating liabilities:
Accounts payable and accrued expenses	3,104	5,775
Net cash provided by (used in) operating activities	6,828	(30,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(93)	(84)
Proceeds from sale of unconsolidated joint venture	17,418	—
Net cash provided by (used in) investing activities	17,325	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	7,851	82,318
Proceeds from secured line of credit	500	4,200
Payment of finance costs	—	(2,442)
Repayment of loans	(41,886)	(56,413)
Repayment of secured line of credit	(3,500)	—
Settlement of stock awards	(291)	(370)
Sale of common stock, net	—	167
Net cash (used in) provided by financing activities	(37,326)	27,460

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(13,173)	(3,420)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,845	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,672	$12,649

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$4,310	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	20,535	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,845	$16,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,190	$917
RESTRICTED CASH, END OF PERIOD	9,482	11,732
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,672	$12,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$9,624	$13,329
Cash paid during the period for: Taxes	$341	$189

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$1,480	$2,169
Capitalized stock-based compensation expense	$36	$97

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2022

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $268.0 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2022, which can be used to reduce our future taxable income and capital gains.

Management’s Plans and Liquidity

As a result of the COVID-19 pandemic, numerous federal, state, local and foreign governmental authorities issued a range of “stay-at-home orders”, proclamations and directives aimed at minimizing the spread of COVID-19, among other restrictions on businesses and individuals. The outbreak and restrictions adversely affected our business operations including, among other things, a temporary suspension of construction work at our most significant asset, 77 Greenwich, and the temporary closing of the sales center for the 77 Greenwich residential condominium units as well as the temporary suspension of the remediation work being performed on 237 11th.

The current economic downturn and volatility in financial markets appear to have been primarily driven by uncertainties associated with a spike in interest rates and a historically high inflation rate. As it relates to our business, these uncertainties include, but are not limited to, the adverse effect of the pandemic on the New York City and broader economy, residential and potential residential sentiment in New York City, particularly Manhattan, as well as lending institutions, construction and material supply partners. The economic downturn has adversely affected our short-term, and may adversely affect our long-term, liquidity, cash flows and revenues and has required and may continue to require significant actions in response, including, but not limited to, reducing or discounting prices for our residential condominium units more than originally budgeted, seeking loan extensions and covenant modifications and, during the pandemic, modifying, eliminating or deferring rent payments in the short term for tenants in an effort to mitigate financial hardships.

The ultimate impact of the economic downturn on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, but are anticipated to continue to have an adverse impact on our business, financial condition and results of operations, which has been and may continue to be material.

Although the impacts of the pandemic, as well as, more recently, the war in Ukraine, rising interest rates, and high inflation rates have impeded the sale of residential condominium units at 77 Greenwich, we have closed on 25 residential condominium units as of September 30, 2022 and an additional three units since the end of the third quarter ended September 30, 2022.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19 and supply-chain issues, while construction at 77 Greenwich is in the final stage of completion, it has taken longer than projected. As a result, certain items were not completed by the Final Completion milestone of September 28, 2022 as contemplated under our 77 Mortgage Loan and mezzanine loan. Missing this deadline was an event of default under the 77 Mortgage Loan and mezzanine loan facility, creating substantial doubt about our ability to continue as a going concern.  Management has held discussions with our 77 Mortgage Lender and is in the process of documenting an amendment to the 77 Mortgage Loan agreement and the mezzanine loan to extend the Final Completion milestone. If we are not successful in completing the amendment, and the 77 Mortgage Lender or the lender under our mezzanine loan facility accelerated their respective loan, cross-defaults would also exist and we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

As of September 30, 2022, we had total cash and restricted cash of $11.7 million, of which approximately $2.2 million was cash and cash equivalents and approximately $9.5 million was restricted cash as well as $3.0 million available under our secured line of credit. At this time, we believe our existing balances of cash and cash equivalents, secured line of credit availability, planned refinancing of the Paramus line of credit or sale of the Paramus property and sales of the larger, higher floor condominium units at 77 Greenwich will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, unless we are unable to reach agreement with our lenders as described above. Additionally, management continues to evaluate opportunities to raise capital through sales of equity, including under our ATM program, debt issuances or refinancings, including refinancing the property located at 237 11th Street, and continues to evaluate dispositions of other properties or other assets and/or sales of partial interests in properties. In addition, management is actively engaging with parties who have expressed interest in the Company’s assets and attributes, and may consider from time to time potential strategic transactions, including acquisition, disposition, and financing and refinancings.  Facts and circumstances that are outside of management’s control could change in the future, and the impact of such matters on residential sentiment in New York City in particular.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

The accompanying unaudited consolidated interim financial information also conform with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial information should be read in conjunction with our December 31, 2021 audited consolidated financial statements filed on Form 10-K/A, (the “2021 Annual Report”).

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

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2022, we concluded that 250 North 10th continues to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we account for this investment under the equity method.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley, which was sold in April 2022, and 250 North 10th, under the equity method of accounting (see Note 13 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. Management does not believe that the value of our equity investments was impaired at either September 30, 2022 or December 31, 2021.

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

77 Greenwich is a condominium development project which includes residential condominium units that are ready for sale.  Residential condominium units for sale as of September 30, 2022 and December 31, 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units for sale are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units are evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments are recorded immediately in cost of sales.  Management does not believe that the value of our unsold residential condominium units was impaired at either September 30, 2022 or December 31, 2021.

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate for the nine months ended September 30, 2022 and 2021, respectively, and no provision for impairment was recorded during the nine months ended September 30, 2022 or 2021, respectively.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of September 30, 2022 and December 31, 2021, we determined that no liabilities are required in connection with unrecognized tax positions. As of September 30, 2022, our tax returns for the years ended December 31, 2018 through December 31, 2021 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2017 or 2018, depending on the jurisdiction, through December 31, 2021.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. 7,179,000 warrants exercisable at $4.31 per share were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three and nine months ended September 30,

2022 and 2021.  Shares issuable at September 30, 2022 comprising 228,060 restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three and nine months ended September 30, 2022. Shares issuable at September 30, 2021 comprising 290,074 restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three and nine months ended September 30, 2021.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had an unamortized balance of $2.8 million and $5.1 million at September 30, 2022 and December 31, 2021, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net, in the consolidated balance sheets and had an unamortized balance of $2.2 million and $2.9 million at September 30, 2022 and December 31, 2021, respectively. Unamortized deferred finance costs are expensed when the associated debt is refinanced with a new lender or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

s.

Reclassifications - Certain reclassifications have been made to enhance comparability and consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Any references to square footage, property count or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

Note 3 – Residential Condominium Units for Sale

Residential condominium units for sale as of September 30, 2022 and December 31, 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 14 closings having occurred through December 31, 2021 and an additional 11 closings during the nine months ended September 30, 2022.

Note 4 – Real Estate, Net

As of September 30, 2022 and December 31, 2021, real estate, net, includes the following (dollars in thousands):

	September 30,	December 31,
	2022	2021
		As Restated

Building and building improvements	$51,141	$51,141
Tenant improvements	221	200
Furniture and fixtures	847	775
Land and land improvements	28,847	28,847
	81,056	80,963
Less: accumulated depreciation	15,710	13,629
	$65,346	$67,334

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of September 30, 2022 and December 31, 2021.  Depreciation expense amounted to approximately $695,000 and $693,000 for the three months ended September 30, 2022 and 2021, respectively, and approximately $2.1 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.

In May 2018, we closed on the acquisition of 237 11th, a recently built 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to water damage in apartment units and other property at 237 11th resulting from construction defects, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.  As of September 30, 2022, the property was 100% leased.

As of September 30, 2022 and December 31, 2021, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $3.2 million and $2.7 million at September 30, 2022 and December 31, 2021, respectively. Amortization expense amounted to $185,000 for each of the three months ended September 30, 2022 and 2021, respectively, and $555,000 for each of the nine months ended September 30, 2022 and 2021, respectively.

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.2 million had been paid to us by the SCA as of September 30, 2022 with approximately $390,000 remaining to be paid. We have also received an aggregate of $51.7 million in reimbursable construction costs from the SCA through September 30, 2022.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has recently completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened in September 2022.  We have also guaranteed certain obligations with respect to the construction of the school.

Note 5 – Prepaid Expenses and Other Assets, Net

As of September 30, 2022 and December 31, 2021, prepaid expenses and other assets, net, include the following (dollars in thousands):

	September 30,	December 31,
	2022	2021

Prepaid expenses	$2,401	$673
Deferred finance costs	2,184	2,184
Other	3,217	2,736
	7,802	5,593
Less: accumulated amortization	1,845	1,467
	$5,957	$4,126

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

The Corporate Credit Facility had an outstanding balance of $35.75 million at both September 30, 2022 and December 31, 2021, excluding deferred finance fees of $2.2 million and $2.9 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $4.9 million at September 30, 2022 and $3.8 million at December 31, 2021.  As of September 30, 2022, we were in compliance with all covenants of the Corporate Credit Facility.

The Corporate Credit Facility bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the initial closing date, subject to increase during the extension periods. The effective interest rate at September 30, 2022 and December 31, 2021 was 9.875% and 9.5%, respectively.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the Corporate Credit Facility are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of Corporate Credit Facility repayments. As of September 30, 2022, we had paid $1.85 million of the commitment fee.  The Corporate Credit Facility may be prepaid at any time subject to a prepayment premium on the portion of the Corporate Credit Facility being repaid. The Corporate Credit Facility is subject to certain mandatory prepayment provisions, including that, subject to the terms of the 77 Mortgage Loan applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the Corporate Credit Facility. Upon final repayment of the Corporate Credit Facility, the MOIC amount equal to 30% of the initial Corporate Credit Facility amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the Corporate Credit Facility consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

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

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of

Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”).  We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the 77 Greenwich Construction Facility were obtained from an increase in the Mezzanine Loan, The Berkley Partner Loan and funds raised through the Private Placement.   The $33.6 million remaining availability on the closing date will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold, $9.4 million of such amount had been drawn by September 30, 2022.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year under certain circumstances and is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential condominium units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan is not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disburse in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower was required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions. Due to the occurrence of certain force majeure related circumstances, the completion date had been extended to the end of September 2022. As of September 30, 2022, we were in default under the 77 Mortgage Loan because certain items were not fully completed by the Final Completion milestone of September 28, 2022.  Management has held discussions with the 77 Mortgage Lender and is in the process of documenting an amendment to the 77 Mortgage Loan agreement to, among other things, extend the Final Completion milestone.   However, if we are not successful in receiving such an extension from both lenders, the 77 Mortgage Lender or the lender under our mezzanine loan facility could accelerate their respective loan, and cross-defaults would also exist.  The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.

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

As of September 30, 2022, the 77 Mortgage Loan had a balance of $105.6 million, which includes $4.3 million in PIK interest.  Through September 30, 2022, the 77 Mortgage loan has been paid down by approximately $41.3 million with the proceeds from closed sales of residential condominium units.

We have received our TCOs for floors 11-23, floors 24-35 (excluding certain hoist units), the lobby, mechanical rooms and portions of the cellar.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. The blended interest rate for the 77 Mortgage Loan and the Mezzanine Loan was approximately 10.5% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the Corporate Credit Facility. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

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

As of September 30, 2022 and December 31, 2021, the Mezzanine Loan had a balance of $30.3 million for both periods, respectively, and accrued interest totaled approximately $4.5 million and $1.1 million, respectively.

As of September 30, 2022, we were in default under the covenants of the Mezzanine Loan because certain items were not completed by the Final Completion milestone of September 28, 2022.  Management anticipates entering into an amendment to the Mezzanine Loan agreement to, among other things, extend the Final Completion milestone. However, if we are not successful in receiving such an extension from both lenders, the Mezzanine Lender or the lender under our 77 Mortgage Loan, could accelerate their respective loan, and cross-defaults would also exist.  The Mezzanine Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.

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

Simultaneously, in June 2021, in connection with the refinancing of the mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The LIBOR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There is an outstanding balance of $48.8 million and $48.7 million from the 237 11th Senior Loan at September 30,

2022 and December 31, 2021, respectively, and $10.0 million from the 237 11th Mezz Loan at September 30, 2022 and December 31, 2021, respectively.

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

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. As of September 30, 2022, we were in compliance with all covenants of the 237 11th Loans.

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

Secured Line of Credit

Our $12.75 million secured line of credit is secured by the Paramus, New Jersey property.  The secured line of credit matures in March 2023.  The secured line of credit bears interest at the prime rate.  The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $9.75 million and $12.75 million at September 30, 2022 and December 31, 2021, respectively, and an effective interest rate of 6.25% and 3.25% at September 30, 2022 and December 31, 2021, respectively.

Note Payable (250 North 10th Note)

We own a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York.  In January 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at September 30, 2022 and December 31, 2021, respectively, bears interest at 7.0% and is prepayable any time within its four year term. Our partner has the option of having the Partner Loan repaid in our common stock if the price of our common stock exceeds $6.50 per share at the time of conversion.  See also Note 13 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of September 30, 2022, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal

2022	$—
2023	210,287
2024	35,750
2025	—
2026	—
246,037
Less: deferred finance costs, net	(4,970)
Total loans, secured line of credit, and note payable, net	$241,067

Interest

Consolidated interest expense, net includes the following (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
		As Restated		As Restated

Interest expense	$4,932	$5,473	$13,759	$15,743
Interest capitalized	(1,383)	(3,106)	(4,146)	(10,728)
Interest income	—	—	—	(1)
Interest expense, net	$3,549	$2,367	$9,613	$5,014

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

Note 8 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At September 30, 2022 and December 31, 2021, we had recorded an overfunded pension balance of approximately $2.0 million and $1.6 million, respectively, which is included in prepaid expenses and other assets, net on the accompanying consolidated balance sheets.  If we decided to terminate the plan under a standard termination, we would be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.1 million to the Syms sponsored plan from September 17, 2012 through September 30, 2022. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan in September 2022.

Note 9 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $118,000 and $112,000 for the three months ended September 30, 2022 and 2021, respectively, and $353,000 and $331,000 for the nine months ended September 30, 2022 and 2021, respectively. The remaining lease obligation, excluding any extension options, for our corporate office is approximately $1.2 million through March 31, 2025.

b.	Legal Proceedings – In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 10 – Income Taxes

As of September 30, 2022, we had federal NOLs of approximately $268.0 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward. Since 2009 through September 30, 2022, we have utilized approximately $20.1 million of our federal NOLs.  As of September 30, 2022, we also had state NOLs of approximately $182.1 million. These state NOLs have various expiration dates through 2039, if applicable. We also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $74.8 million as of September 30, 2022. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in stockholders equity.

Note 11 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of September 30, 2022 and December 31, 2021, there were 43,417,662 shares and 43,024,424 shares of common stock issued, respectively, and 36,877,140 shares and 36,626,549 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 6 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended to be $4.50 per share.  In connection with the October 2021 Private Placement, the exercise price of the warrants were further reduced to $4.31 per share (the “Exercise Price”), which is payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants were valued at approximately $151,000 and $1.1 million at September 30, 2022 and December 31, 2021, respectively.  The $995,000 unrealized gain and $192,000 unrealized loss from the change in fair value of the Warrants during the nine months ended September 30, 2022 and 2021, respectively, was recorded in the consolidated statements of operations and comprehensive loss.

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

We sold no shares of our common stock during the nine months ended September 30, 2022.  During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share.

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

From inception of the stock repurchase program through December 31, 2020, the Company repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of September 30, 2022, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the nine months ended September 30, 2022 or the year ended December 31, 2021.

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

Note 12 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares and in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares.  Our SIP activity as of September 30, 2022 and December 31, 2021 was as follows:

	Nine Months Ended		Year Ended
	September 30, 2022		December 31, 2021
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,569,449	-	548,370	-
Additional shares approved by stockholders	-	-	1,500,000	-
Granted to employees	(333,500)	$1.84	(310,000)	$1.25
Granted to non-employee directors	(59,641)	$1.43	(61,167)	$1.77
Deferred under non-employee director's deferral program	(105,065)	$1.43	(107,754)	$1.77
Forfeitures by former employees	60,500	$1.68	—	-
Balance available, end of period	1,131,743	-	1,569,449	-

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting.

During the nine months ended September 30, 2022, we granted 333,500 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $85,000 and $254,000 in stock-based compensation expense related to these shares was amortized during the three and nine months ended September 30, 2022, of which approximately $6,000 and $30,000 was capitalized into residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Total stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $127,000 and $106,000, respectively, of which approximately $9,000 and $27,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss. Total stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was $379,000 and $317,000, respectively, of which approximately $36,000 and $97,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Our RSU activity was as follows:

	Nine Months Ended		Year Ended
	September 30, 2022		December 31, 2021
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	551,083	$2.14	469,000	$3.43
Granted RSUs	333,500	$1.84	310,000	$1.25
Vested	(286,084)	$2.20	(227,917)	$3.59
Forfeited by former employees	(60,500)	$1.68	—	$—
Non-vested at end of period	537,999	$1.82	551,083	$2.14

As of September 30, 2022, there was approximately $340,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2024.

During the nine months ended September 30, 2022, we issued 366,099 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 171,196 shares to provide for the employees’ withholding tax liabilities.

During the nine months ended September 30, 2022, we issued 55,686 shares of immediately vested common stock to board members as part of their annual compensation.

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

As of September 30, 2022, a total of 389,978 stock units have been deferred under the Deferral Program.

Note 13 – Investments in Unconsolidated Joint Ventures

We owned a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the acquisition loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bore interest at a fixed rate of 2.717% and was interest only during the initial five years.  We and our joint venture partner were joint and several recourse carve-out guarantors under the New Berkley Loan.  In October 2021, we entered into a loan agreement with our joint venture partner (see Note 6 – Loans Payable and Secured Line of Credit – The Berkley Partner Loan), which was repaid in full when this property was sold in April 2022.  The Berkley JV sold The Berkley in April 2022 for a sale price of $70.8 million. In connection with the sale of the property, the Berkley JV recognized a gain on sale of approximately $9.0 million as well as a gain of $2.0 million upon settlement of the underlying interest rate swap.

We own a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York.  In January 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us.  Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. See Note 6 - Loans Payable and Secured Line of Credit – Note Payable (250 North 10th Note) for additional information.  We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  As of September 30, 2022, the net carrying amount of our investment in this entity was $4.5 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.

As we do not control the 250 North 10th JV (and did not control The Berkley JV), we account for these joint ventures under the equity method of accounting.  We entered into an interest rate swap on February 28, 2020, whereby we recognized our share of the fair value of this liability of approximately $77,000 of income and $272,000 of expense during the nine months ended September 30, 2022 and 2021, respectively. The combined balance sheets for our unconsolidated joint ventures at September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	September 30,	December 31,
	2022	2021

ASSETS

Real estate, net	$114,225	$164,143
Cash and cash equivalents	1,336	1,244
Restricted cash	694	891
Tenant and other receivables, net	246	225
Prepaid expenses and other assets, net	2,106	315
Intangible assets, net	9,496	21,527
Total assets	$128,103	$188,345

LIABILITIES

Mortgages payable, net	$80,448	$112,934
Accounts payable and accrued expenses	1,504	1,849
Total liabilities	81,952	114,783

MEMBERS’ EQUITY

Members’ equity	49,777	87,654
Accumulated deficit	(3,626)	(14,092)
Total members’ equity	46,151	73,562

Total liabilities and members’ equity	$128,103	$188,345

Our investments in unconsolidated joint ventures	$4,494	$17,938

The statements of operations for our unconsolidated joint ventures for the three and nine months ended September 30, 2022 and 2021 are as follows (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenues
Rental revenues	$2,617	$3,291	$8,639	$9,455

Total revenues	2,617	3,291	8,639	9,455

Operating Expenses
Property operating expenses	879	1,004	2,760	3,000
Real estate taxes	15	25	57	75
General and administrative	—	3	(10)	8
Amortization	449	583	1,525	1,897
Depreciation	654	985	2,377	2,957

Total operating expenses	1,997	2,600	6,709	7,937

Operating income	620	691	1,930	1,518

Gain on sale of real estate	—	—	8,981	—
Gain on sale of interest rate swap	—	—	2,005	—
Interest expense	(717)	(959)	(2,429)	(2,855)
Interest expense - amortization of deferred finance costs	(46)	(71)	(174)	(216)
Interest income (expense) - change in fair market value of interest rate swap	—	193	153	(544)

Net (loss) income	$(143)	$(146)	$10,466	$(2,097)

Our equity in net (loss) income from unconsolidated joint ventures	$(14)	$—	$5,292	$(636)

Note 14 – Subsequent Events

There were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion of development as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a recently built 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through a joint venture, a 10% interest in a recently built 234-unit multi-family property at 250 North 10th Street, Brooklyn, New York (“250 North 10th”), as well as a property occupied by retail tenants in Paramus, New Jersey. See Item 2. Properties below for a more detailed description of our properties. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $268.0 million of federal net operating loss carry forwards (“NOLs”) at September 30, 2022, which can be used to reduce our future taxable income and capital gains.

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

Management’s Plans and Liquidity

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19 and supply-chain issues, while construction at 77 Greenwich is in the final stage of completion, it has taken longer than projected. As a result, certain items, including punch-list items, the outside dog run and general contractor settlements, were not completed by the Final Completion milestone of September 28, 2022 as contemplated under our 77 Mortgage Loan and mezzanine loan. Missing this deadline was an event of default under the 77 Mortgage Loan and mezzanine loan facility, creating substantial doubt about our ability to continue as a going concern.  Although the impact of the pandemic and broader economic conditions have impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units.  The majority of the construction is expected to be completed by the end of November, including the remaining residential units, with amenity spaces, punch-list and general contractor settlements to follow. Management has held productive discussions with the 77 Mortgage Lender and is in the process of documenting an amendment to the 77 Mortgage Loan agreement to, among other things, extend the Final Completion milestone. If we are not successful in completing the amendment as contemplated above, and the 77 Mortgage Lender, or the lender under our mezzanine loan facility, accelerated their respective loan, cross-defaults would also exist and we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

As of September 30, 2022, we had total cash and restricted cash of $11.7 million, of which approximately $2.2 million was cash and cash equivalents and approximately $9.5 million was restricted cash as well as $3.0 million available under our secured line of credit. At this time, we believe our existing balances of cash and cash equivalents, secured line of credit availability, debt issuances and/or refinancings, including the planned refinancing the property at 237 11th and the Paramus line of credit or sale of the Paramus property, equity issuances, dispositions of other properties or assets, sales of the larger, higher floor condominium units at 77 Greenwich and/or sales of partial interests in properties will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, unless we are unable to reach agreement with our lenders as described above. Facts and circumstances that are outside of managements control could change in the future, such as further outbreaks of COVID-19, as well as, more recently, the war in Ukraine, rising interest rates and high inflation rates, and the impact of such matters on residential sentiment in New York City in particular.

Properties

Below is certain information regarding our real estate properties as of September 30, 2022:

		Building Size
		(estimated		Leased at
		rentable	Number of	September 30,
Property Location	Type of Property	square feet)	Units	2022
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	100.0%

Total		157,000	105

Joint Venture

250 North 10th Street, Brooklyn, New York - 10% (4)	Multi-family	158,000	234	98.3%

Grand Total		315,000	339
(1)	77 Greenwich. We are nearing completion of the development of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House, and construction of a new handicapped accessible subway entrance on Trinity Place. As of September 30, 2022, all finishes were complete through the 35th floor. As of September 30, 2022, we have received our temporary certificates of occupancy (“TCOs”) for floors 11-23, floors 24-35 (excluding certain hoist units), the lobby, mechanical rooms and portions of the cellar. We have closed on the sale of 25 residential condominium units through September 30, 2022 and three additional units in since September 30, 2022.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we agreed to construct a school to be sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.2 million had been paid to us by the SCA as of September 30, 2022 with approximately $390,000 remaining to be paid. We have also received an aggregate of $51.7 million in reimbursable construction costs from the SCA through September 30, 2022.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has recently completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened September 2022.

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

Lease Expirations

As of September 30, 2022, we have two retail leases at our Paramus property with 77,000 square feet of leased space with annualized rent of $638,000 per year that expires in 2023, a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036, a third retail lease at the 237 11th property with 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032, and a retail lease at 77 Greenwich with 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2032. All our other leases are residential leases which expire within twelve or twenty-four months of the commencement date.

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and nine months ended September 30, 2022 and 2021 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2021 Annual Report.

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021 (As Restated)

Rental revenues in total increased by approximately $510,000 to $1.5 million for three months ended September 30, 2022 from $967,000 for the three months ended September 30, 2021. This consisted of an increase in rent revenues of approximately $500,000 to $1.4 million for the three months ended September 30, 2022 from $914,000 for the three months ended September 30, 2021, as well as an increase in tenant reimbursements of approximately $12,000 to $65,000 for the three months ended September 30, 2022 from $53,000 for the three months ended September 30, 2021. The increase in total rental revenues and its related components was due to higher occupancy, higher base rents and fewer rent concessions at 237 11th during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to completion of remediation of the construction related defects.

Other income, which consisted mainly of the SCA construction supervision fee, decreased by approximately $10,000 to $20,000 for the three months ended September 30, 2022 from $30,000 for the three months ended September 30, 2021 as a result of a reduction in the SCA’s construction.

Sales of residential condominium units at 77 Greenwich increased by approximately $16.1 million to $17.5 million for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021.  We closed on six residential condominium units during the three months ended September 30, 2022 as compared to one residential condominium unit during the three months ended September 30, 2021.  Units that we closed during 2021 and 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses increased by approximately $323,000 to $1.2 million for the three months ended September 30, 2022 from $897,000 for the three months ended September 30, 2021. The increase was principally due to expensing costs associated with 77 Greenwich, partially offset by approximately $172,000 in lower remediation related costs at 237 11th incurred during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting completion of remediation efforts by December 31, 2021.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense increased by approximately $215,000 to $486,000 for the three months ended September 30, 2022 from $271,000 for the three months ended September 30, 2021.  This increase was mainly due to increased real estate tax expenses for 77 Greenwich for the three months ended September 30, 2022 as compare to the three months ended September 30, 2021.

General and administrative expenses remained relatively consistent at $1.4 million for the three months ended September 30, 2022 and the three months ended September 30, 2021. For the three months ended September 30, 2022, approximately $118,000 related to stock-based compensation, $628,000 related to payroll and payroll related expenses, $441,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $244,000 related to legal, accounting and other professional fees.  For the three months ended September 30, 2021, approximately $124,000 related to stock-based compensation, $788,000 related to payroll and payroll related expenses, $255,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $273,000 related to legal, accounting and other professional fees.

Pension related costs remained flat at $158,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 8 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units increased by approximately $15.3 million to $16.7 million for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021. We closed on six residential condominium units during the three months ended September 30, 2022 as compared to one residential condominium unit during the three months ended September 30, 2021.  Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.

Depreciation and amortization remained consistent at $1.0 million for the three months ended September 30, 2022 and 2021.  For the three months ended September 30, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $287,000, depreciation for 237 11th of approximately $412,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $309,000 for 237 11th. For the three months ended September 30, 2021, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $286,000, depreciation for 237 11th of approximately $381,000 and the amortization of lease commissions, acquired in-place leases and warrants of approximately $334,000 for 237 11th.

Equity in net loss from unconsolidated joint ventures increased by approximately $14,000 to $14,000 for the three months ended September 30, 2022 from a zero balance for the three months ended September 30, 2021. Equity in net loss from unconsolidated joint ventures represented our 50% share in The Berkley, which was sold in April 2022, and our 10% share in 250 North 10th. For the three months ended September 30, 2022, our share of the net income is primarily comprised of operating income before depreciation of $171,000 offset by depreciation and amortization of $115,000 and interest expense of $72,000 for 250 North 10th.   For the three months ended September 30, 2021, our share of the loss is primarily comprised of operating income before depreciation of $451,000 offset by depreciation and amortization of $360,000, interest expense of $188,000 and the income from the change in the fair market value of the interest rate swap of $97,000.

Unrealized gain on warrants decreased by approximately $1.6 million to $64,000 for the three months ended September 30, 2022 from $1.7 million for the three months ended September 30, 2021. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $1.2 million to $3.6 million for the three months ended September 30, 2022 from $2.4 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, there was approximately $4.9 million of gross interest expense incurred, $1.3 million of which was capitalized. For the three months ended September 30, 2021, there was approximately $5.5 million of gross interest expense incurred, $3.1 million of which was capitalized. The decrease in gross interest expense was mainly due to overall lower average borrowings during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 from the on-going paydown of the 77 Mortgage Loan and repayment of the Berkley Partner Loan, partially offset by higher overall interest rates on our loans after September 30, 2021.

Interest expense - amortization of deferred finance costs increased approximately $494,000 to $763,000 for the three months ended September 30, 2022 from $269,000 for the three months ended September 30, 2021. The increase was principally due to less capitalized amortization of finance costs for our loans and secured line of credit as part of residential condominium units for sale.

We recorded an $82,000 tax expense for the three months ended September 30, 2022 compared to $47,000 of tax benefit for the three months ended September 30, 2021.

Net loss attributable to common stockholders increased by approximately $2.8 million to $6.4 million for the three months ended September 30, 2022 from $3.6 million for the three months ended September 30, 2021.  This is a result of the changes discussed above, principally due to the lower unrealized gain on warrants and increased operating and interest expenses at 77 Greenwich, partially offset by increased rental revenue and lower property operating expenses at 237 11th due to the completion of the remediation work by the end of 2021, 100% occupancy at 237 11th by the end of September 30, 2022 and our net profit on the sale of residential condominium units at 77 Greenwich.

Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 (As Restated)

Rental revenues in total increased by approximately $2.0 million to $4.0 million for nine months ended September 30, 2022 from $2.0 million for the nine months ended September 30, 2021. This consisted of an increase in rent revenues of approximately $1.9 million to $3.8 million for the nine months ended September 30, 2022 from $1.9 million for the nine months ended September 30, 2021, as well as a slight increase in tenant reimbursements of approximately $18,000 to $155,000 for the nine months ended September 30, 2022 from $137,000 for the nine months ended September 30, 2021. The increase in total rental revenues and its related components was due to higher occupancy, higher base rents and fewer rent concessions at 237 11th during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 which was due to completion of remediation of the construction related defects.

Other income, which consisted mainly of the SCA construction supervision fee, decreased by approximately $286,000 to $46,000 for the nine months ended September 30, 2022 from $332,000 for the nine months ended September 30, 2021 as a result of a reduction in the SCA’s construction.

Sales of residential condominium units at 77 Greenwich increased by approximately $27.3 million to $28.7 million for the nine months ended September 30, 2022 from $1.4 million for the nine months ended September 30, 2021.  We closed on 11 residential condominium units during the nine months ended September 30, 2022 as compared to one residential condominium unit during the nine months ended September 30, 202.  Units that we closed during 2021 and 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses decreased by approximately $1.9 million to $2.8 million for the nine months ended September 30, 2022 from $4.7 million for the nine months ended September 30, 2021. The decrease was principally due to expenses associated with 237 11th, including approximately $2.3 million in lower remediation related costs incurred during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting completion of remediation efforts by December 31, 2021.   Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th and 77 Greenwich, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense increased by approximately $863,000 to $1.3 million for the nine months ended September 30, 2022 from $429,000 for the nine months ended September 30, 2021.  This increase was mainly due to increased real estate tax expenses for 77 Greenwich for the nine months ended September 30, 2022 as compare to the nine months ended September 30, 2021.

General and administrative expenses increased by approximately $366,000 to $4.4 million for the nine months ended September 30, 2022 from $4.1 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, approximately $343,000 related to stock-based compensation, $2.1 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance and $924,000 related to legal, accounting and other professional fees.  For the nine months ended September 30, 2021, approximately $350,000 related to stock-based compensation, $2.3 million related to payroll and payroll related expenses, $786,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $650,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $10,000 to $473,000 for the nine months ended September 30, 2022 from $483,000 for the nine months ended September 30, 2021. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 8 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units increased by approximately $25.8 million to $27.2 million for the nine months ended September 30, 2022 from $1.4 million for the nine months ended September 30, 2021. We closed on 11 residential condominium units during the nine months ended September 30, 2022 as compared to one residential condominium unit during the nine months ended September 30, 2021.  Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.

Depreciation and amortization remained consistent at $3.0 million for the nine months ended September 30, 2022 and 2021.  For the nine months ended September 30, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $850,000, depreciation for 237 11th of approximately $1.2 million and the amortization of lease commissions, acquired in-place leases and warrants of approximately $922,000 for 237 11th. For the nine months ended September 30, 2021, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $854,000, depreciation for 237 11th of approximately $1.3 million and the amortization of lease commissions, acquired in-place leases and warrants of approximately $848,000 for 237 11th.

Equity in net income from unconsolidated joint ventures increased by approximately $1.4 million to $802,000 for the nine months ended September 30, 2022 from a net loss of $636,000 for the nine months ended September 30, 2021. Equity in net income from unconsolidated joint ventures represented our 50% share in The Berkley, which was sold in April 2022, and our 10% share in 250 North 10th. For the nine months ended September 30, 2022, our share of the net income is primarily comprised of operating income before depreciation of $779,000 offset by depreciation and amortization of $658,000, interest expense of $359,000, gain from the change in the fair market value of the interest rate swap of $37,000 and a gain on the settlement of the interest rate swap of $1.0 million upon the sale of The Berkley in April 2022.  For the nine months ended September 30, 2021, our share of the loss is primarily comprised of operating income before depreciation of $1.3 million offset by depreciation and amortization of $1.1 million, interest expense of $558,000 and the loss from the change in the fair market value of the interest rate swap of $272,000.

Equity in net gain on sale of unconsolidated joint venture property represents the sale of The Berkley in April 2022 for a sale price of $70.8 million. In connection with the sale of the property, our share of the gain was approximately $4.5 million.

Unrealized gain on warrants increased by approximately $1.2 million to $995,000 for the nine months ended September 30, 2022 from a loss of $192,000 for the nine months ended September 30, 2021. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $4.6 million to $9.6 million for the nine months ended September 30, 2022 from $5.0 million, net for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, there was approximately $13.8 million of gross interest expense incurred, $4.2 million of which was capitalized. For the nine months ended September 30, 2021, there was approximately $15.7 million of gross interest expense incurred, $10.7 million of which was capitalized, and $1,000 of interest income. The decrease in gross interest expense was mainly due to overall lower average borrowings during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 from the on-going paydown of the 77 Mortgage Loan and repayment of the Berkley Partner Loan, partially offset by higher overall interest rates on our loans after September 30, 2021.

Interest expense - amortization of deferred finance costs increased approximately $364,000 to $1.6 million for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021. The increase was principally due to less capitalized amortization of finance costs for our loans and secured line of credit as part of residential condominium units for sale, partially offset by the write-off of deferred finance costs related to the refinancing of the 237 11th Loans that we closed on in September 2021.

We recorded a $272,000 tax expense for the nine months ended September 30, 2022 compared to $87,000 for the nine months ended September 30, 2021.

Net loss attributable to common stockholders decreased by approximately $5.8 million to $11.7 million for the nine months ended September 30, 2022 from $17.5 million for the nine months ended September 30, 2021.  This is a result of the changes discussed above, principally due to the sale of The Berkley, increased rental revenue and lower property operating expenses at 237 11th due to the completion of the remediation work by the end of 2021, 100% occupancy at 237 11th by the end of September 30, 2022, an increase in our equity in net income in our joint ventures, a larger unrealized gain on warrants and our net profit on the sale of residential condominium units at 77 Greenwich partially offset by increased operating and interest expenses at 77 Greenwich.

Liquidity and Capital Resources

Management’s Plans and Liquidity

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, had a significant adverse impact on our business.  More recently, the economic downturn, increased interest rates and high inflation have also impacted our business.  While we believe many of these trends will reverse or stabilize, and the New York City economy and residential real estate markets have seen continued improvement to date in 2022, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Quarterly Report on Form 10-Q.  Although the impact of the pandemic and economic conditions have impeded the sale of residential condominium units at 77 Greenwich, the pace of signing contracts has increased in 2021 through September 30, 2022, and we closed on 25 residential condominium units as of September 30, 2022 and three additional units since September 30, 2022. Units sold to date were smaller, lower floor units that went under contract and closed during the height of the pandemic. These units were completed first and were covered by the initial TCOs obtained. Getting these units under contract allowed us to obtain AG approval of our condominium plan and start closing on residential unit sales.  However, we have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances.  Although there are no assurances that any transactions will be completed on acceptable terms or at all, we are currently exploring pursuing a variety of capital raising and other transactions, including the sale of certain assets or interests in assets, capital raises through equity offerings, including our ATM Program, debt borrowings, refinancings, including refinancing the Paramus line of credit and property at 237 11th, and/or strategic transactions, in each case, with the goal of maximizing the value of the assets and attributes of the Company while balancing short-term liquidity constraints.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Given the impacts of COVID-19 and supply-chain issues, while construction at 77 Greenwich is in the final stage of completion, it has taken longer than projected. As a result, certain items, including punch-list items, the outside dog run and general contractor settlements, were not completed by the Final Completion milestone of September 28, 2022 as contemplated under our 77 Mortgage Loan and mezzanine loan. Missing this deadline was an event of default under the 77 Mortgage Loan and mezzanine loan facility, creating substantial doubt about our ability to continue as a going concern.  Although the impact of the pandemic and economic conditions have impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units. The majority of the construction is expected to be completed by the end of November, including the remaining residential units, with amenity spaces, punch-list and general contractor settlements to follow. Management has held productive discussions with our 77 Mortgage Lender and currently expects to enter into an amendment to the 77 Mortgage Loan agreement and the mezzanine loan to extend the Final Completion milestone within the next several weeks. If we are not successful in completing the amendment as contemplated above, and the 77 Mortgage Lender or the lender under our mezzanine loan facility accelerated their respective loan, cross-defaults would also exist and we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.  The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

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

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs which will be affected by inflation and rising interest rates, among other factors.

As of September 30, 2022, we had total cash and restricted cash of $11.7 million, of which approximately $2.2 million was cash and cash equivalents and approximately $9.5 million was restricted cash. We also have $3.0 million available under our secured line of credit at September 30, 2022.  As of December 31, 2021, we had total cash and restricted cash of $24.8 million, of which approximately $4.3 million was cash and cash equivalents and approximately $20.5 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letters of credit (see Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.

At this time, we believe our existing balances of cash and cash equivalents, availability under our secured line of credit, planned refinancing of the Paramus line of credit, or sale of the Paramus, New Jersey property and sales of the larger, higher floor condominium units at 77 Greenwich will be sufficient to satisfy our working capital needs and projected capital and other expenditures associated with our operations over the next 12 months, unless we are unable to reach agreement with our lenders as described above.  Additionally, we continue to evaluate opportunities to raise capital through sales of equity, debt issuances or refinancings, including refinancing the property located at 237 11th Street, and continue to evaluate dispositions of other properties or other assets and/or sales of partial interests in properties.  In addition, management is actively engaging with parties who have expressed interest in several of the Company’s attributes and see the company as a vehicle for growth in more volatile times. These potential partnerships could also present opportunities to recapitalize us at a lower cost of capital, reflecting the significant de-risking of the Company. However, facts and circumstances could change in the future that are outside of management’s control, such as further outbreaks of COVID-19, as well as, more recently, the war in Ukraine, rising interest rates and high inflation, and the impact of such matters on residential sentiment in New York City in particular.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility” or “CCF”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender. The CCF matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the initial closing date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the initial closing date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of September 30, 2022, we had paid $1.85 million of the commitment fee. The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid.

At September 30, 2022, the Corporate Credit Facility had an outstanding balance of $35.75 million, excluding deferred finance fees of $2.2 million, and an effective interest rate of 9.875%. Accrued interest totaled approximately $4.9 million at September 30, 2022.  See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

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

As of September 30, 2022, we were in compliance with all covenants of the CCF.

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the construction facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan and funds raised through the Private Placement.  The $33.6 million remaining availability will be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold, $9.4 million of such amount had been drawn by September 30, 2022.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year under certain circumstances and is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principle balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan is not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower was required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions.   Due to the occurrence of certain force majeure related circumstances, the completion date had been extended to the end of September 2022.  We did not achieve final completion by then, and therefore need to request a further extension from the 77 Mortgage Lender. We have made such a request of the 77 Mortgage Lender.   We anticipate being able to obtain an extension of the completion date.  However, if we are not successful in receiving such an extension, the 77 Mortgage Lender or the lender under our mezzanine loan facility could accelerate their respective loan, and cross-defaults would also exist.    The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.

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

As of September 30, 2022, the 77 Mortgage Loan had been paid down by approximately $41.3 million of proceeds from closed sales of residential condominium units to a balance of $105.6 million, which includes $4.3 million in PIK interest.

As of September 30, 2022, we were in default under the 77 Mortgage Loan because certain items, including punch-list items, the outside dog run and general contractor settlements,  were not fully completed by the Final Completion milestone of September 28, 2022.  Management has held discussions with the 77 Mortgage Lender and is in the process of documenting an amendment to the 77 Mortgage Loan agreement to, among other things, extend the Final Completion milestone.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. The blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan was 10.5% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

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

As of September 30, 2022, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $4.5 million.   See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

As of September 30, 2022, we were in default under the covenants of the Mezzanine Loan because certain items, including punch-list items, the outside dog run and general contractor settlements, were not completed by the Final Completion milestone of September 28, 2022.  Management anticipates entering into an amendment to the Mezzanine Loan agreement to extend the Final Completion milestone.

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

Simultaneously, in June 2021, in connection with the refinancing of the mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The LIBOR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests. $1.5 million of the 237 11th Senior Loan proceeds were held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.  There was an outstanding balance of $48.8 million from the 237 11th Senior Loan and $10.0 million from the 237 11th Mezz Loan at September 30, 2022.

From time to time, properties that we own, acquire or develop may experience defects, including concealed defects, or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Due to water damage in apartment units and other property at 237 11th resulting from construction defects which were concealed by the prior ownership team and its contractor, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed by December 31, 2021. As of September 30, 2022, the property was 100% leased.

The Berkley Loan

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

Secured Line of Credit

Our $12.75 million secured line of credit with Webster Bank (formerly known as Sterling National Bank) is secured by the Paramus, New Jersey property.  The secured line of credit matures in March 2023.   The secured line of credit bears interest at the prime rate.  The secured line of credit is pre-payable at any time without penalty. As of September 30, 2022, the secured line of credit had an outstanding balance of $9.75 million and an effective interest rate of 6.25%.

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

We sold no shares of our common stock during the nine months ended September 30, 2022.  During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share.

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 (As Restated)

Net cash provided by operating activities increased by approximately $37.6 million to $6.8 million for the nine months ended September 30, 2022 from net cash used of $30.8 million for the nine months ended September 30, 2021. This increase was mainly due to the sale of 11 residential condominium units at 77 Greenwich for the nine months ended September 30, 2022 as compared to the sale of one residential condominium unit for the nine months ended September 30, 2021, less asset additions at 77 Greenwich this year compared to last year, and an increase in accounts payable and accrued expenses of $4.0 million over the same period last year, partially offset by a larger decrease in prepaid expenses and other assets, net and receivables of approximately $1.6 million compared to the same period last year.

Net cash provided by investing activities increased by approximately $17.4 million to $17.3 million for the nine months ended September 30, 2022 from net cash used of $84,000 for the nine months ended September 30, 2021. The increase in cash provided by investing activities was due to $17.4 million in net proceeds from the closing on the sale of The Berkley in April 2022.

Net cash used in financing activities increased by approximately $64.8 million to $37.3 million for the nine months ended September 30, 2022 from net cash provided of $27.5 million for the nine months ended September 30, 2021. The increase in net cash used in financing activities primarily relates to the approximate $31.8 million of loan paydowns from the 77 Greenwich Mortgage Loan from the proceeds of residential condominium sales and the $10.1 million payoff of the Pacolet Partner Loan after the sale of The Berkley, and a $3.5 million paydown of the Secured Line of Credit, partially offset by $78.2 million less in borrowings from the loans and secured line of credit this period compared to the same period last year.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of September 30, 2022 were approximately $268.0 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through September 30, 2022, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $74.8 million was recorded as of September 30, 2022.

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

●	the impact of COVID-19;
●	risks and uncertainties as to the terms, timing, structure, benefits and costs of any capital raising or strategic transaction and whether one will be consummated on terms acceptable to us or at all;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	our ability to execute our business plan, including as it relates to the development of and sale of residential condominium units at our largest asset, 77 Greenwich;
●	risks associated with our debt, including the events of default with respect to the 77 Mortgage Loan and Mezzanine Loan, and the risk of additional defaults on our obligations and debt service requirements;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City residential real estate market in particular;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;

●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes;
●	the impact of the restatement and revision of our financial statements and management’s recently identified material weakness in our internal control over financial reporting; and

●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2021 Annual Report for the year ended December 31, 2021, as amended and filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2022, and under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from the anticipated results.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in our 2021 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

b)Internal Control Over Financial Reporting

Other than in connection with the material weakness described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in Item 4. “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022 and June 30, 2022, we previously identified a material weakness in our internal control over financial reporting related to an error identified in connection with the classification of a property as real estate under development which was not subsequently reported as an operating property when circumstances at the property changed, resulting in the incorrect capitalization of certain costs.

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

We are currently in default of covenants under the 77 Mortgage Loan and Mezzanine Loan and we may not obtain a satisfactory resolution and outstanding borrowings under these facilities could be accelerated and become immediately payable.

As of September 30, 2022, we were in default under the 77 Mortgage Loan and Mezzanine Loan as a result of certain items, including punch-list items, the outside dog run and general contractor settlements, not being completed by the Final Completion milestone of September 28, 2022.  If the Company is not able to resolve the defaults with the lenders through an extension of the Final Completion milestone or other amendment, the lenders will have the right to exercise their rights and remedies with respect to such defaults. In such event, the lenders could demand immediate repayment of the outstanding borrowings and terminate the facilities and they could also seek to foreclose on the property and assets securing the loans among other remedies.  The acceleration of such loan(s) and/or exercise of any other such rights and remedies by the lenders may also trigger claims by purchasers under signed residential unit contracts at 77 Greenwich to rescind such contracts or an order from the NYS Department of Law to make an offer of rescission. If our lenders accelerate the payment of amounts outstanding under the 77 Mortgage Loan and/or Mezzanine Loan, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We are currently seeking a resolution with our lenders and have begun the process of documenting an amendment to the 77 Mortgage Loan; however, there can be no assurance that we will be able to obtain an acceptable extension or amendment under the 77 Mortgage Loan and Mezzanine Loan on terms acceptable to us, or at all. Failure to secure an extension or an amendment under both loans would have a material adverse effect on the Company and its financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Certain items, including punch-list items, the outside dog run and general contractor settlements, were not completed by the Final Completion milestone of September 28, 2022 as contemplated under our 77 Mortgage Loan and Mezzanine Loan, which resulted in an event of default under the 77 Mortgage Loan and Mezzanine Loan. See further in “Note 5 – Loans Payable and Secured Line of Credit” under “Part I, Item 1. Notes to Condensed Consolidated Financial Statements”, which is incorporated in this item by reference.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (As Restated), (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and September 30, 2021 (As Restated), (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021 (As Restated), (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021 (As Restated),  (v) Notes to Consolidated Financial Statements and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: November 14, 2022	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 14, 2022	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)