Form 10-K
period 2022-12-31
Trinity Place Holdings Inc.
filed 2023-03-31
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. £

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $25,710,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ⌧ No ◻

As of March 31, 2023, there were 37,163,137 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

PART I

Item 1.       BUSINESS

Overview

Trinity Place Holdings Inc., which we refer to in this Annual Report on Form 10-K as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”) as well as a property occupied by a retail tenant in Paramus, New Jersey. In February 2023, we sold our 10% interest in a joint venture that owned a multifamily property at 250 North 10th Street, Brooklyn, New York.  See Item 2. Properties below for a more detailed description of our properties owned at December 31, 2022. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $275.8 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2022, which can be used to reduce our future taxable income and capital gains.

Liquidity and Going Concern; Management’s Plans; Recent Developments

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, had a significant adverse impact on our business.  More recently, the economic downturn, increased interest rates and high inflation have also impacted our business.  While we believe many of these trends will reverse or stabilize, and the New York City economy and residential real estate markets have generally seen continued improvement in 2022 and to date in 2023, given our focus on New York City residential real estate, our business has been particularly impacted.  As of December 31, 2022, we had total cash and restricted cash of $22.1 million, of which approximately $1.5 million was cash and cash equivalents and approximately $20.5 million was restricted cash. We also had $2.0 million available under our secured line of credit at December 31, 2022, which has since been drawn.  The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses over the next 12 months, unless we are able to extend or refinance our maturing debt and raise additional capital, creating substantial doubt about our ability to continue as a going concern. Management is exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives to maximize stockholder value, and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged Houlihan Lokey and Ackman-Ziff to act as advisors (our “Advisors”) in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives.  Potential strategic alternatives that may be evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company.  The Company is also in discussions with its lenders regarding the deferment of upcoming interest, amortization and other payment obligations for the period ending March 31, 2023 and going forward.  The Company is also exploring a refinancing of the debt in respect of 237 11th.  Given the current environment there can be no assurance that we will be able to enter into any of the contemplated or future extensions, amendments or waivers with our lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.  Further, in the event that market conditions preclude our ability to consummate such transactions, we will be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to filing for bankruptcy protection or seeking an out-of-court restructuring of our liabilities. See Part I. Item 1A. Risk Factors, Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 1 to our consolidated financial statements and of this Annual Report on Form 10-K for further information.

While construction at 77 Greenwich has taken longer than projected due to the impacts of COVID-19 and supply-chain issues over the past years, and the impact of the pandemic and broader economic conditions have impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units, including five units since December 31, 2022. The units that remain available to be sold are larger, higher floor units.  The substantial majority of the construction is completed with amenity spaces and punch-list items anticipated to be completed by April 30, 2023.

The lease of the outparcel building at our Paramus property expired on March 31, 2023 and the tenant elected not to renew its lease.

Business and Growth Strategies

Historically, our primary business objective has been to maximize the risk adjusted, time adjusted return on investment in our portfolio of properties and new acquisitions and investments across all points of the economic cycle. Our strategies to achieve this objective have recently included (i) the sale and closing of residential condominium units at 77 Greenwich and the development, redevelopment, repositioning and potential disposition of our legacy retail property in Paramus, New Jersey; (ii) identifying additional acquisition and investment opportunities, including high-quality, multi-family real estate in New York City; (iii) entering into joint ventures in respect of attractive properties; and (iv) enhancing our capital structure.   We are currently focused on exploring a range of strategic and financing alternatives to maximize stockholder value, which may include securing additional equity or debt financings, refinancings of existing debt, and/or a sale or merger of the Company.

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

In March 2016, we satisfied our final payment and reserve obligations under the Plan.  In February 2018, the bankruptcy court entered the final decree pursuant to which the chapter 11 cases of the reorganized debtors were closed. In January 2020, we made our final payment of $109,000 to the multiemployer pension plan claim, which was the final legacy claim of the Plan to be paid. As of December 31, 2022, the Syms sponsored pension plan was underfunded for accounting purposes by approximately $651,000 (see Note 9 – Pension Plans to our consolidated financial statements for further information).

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

Human Capital Resources

As of December 31, 2022, we had a total of seven employees, six of which were full-time and one part-time, in executive, management, finance, accounting, operations and administrative capacities.

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

Risk Factors Related to Our Business

We have a limited amount of unrestricted cash and liquidity and variable cash needs. If we are not successful in consummating a strategic transaction, raising significant additional capital and/or receiving significant amounts on account of our claims involving 237 11th in a timely manner, we will have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations over the next 12 months, which would have a material adverse effect on our business and financial condition.

We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are significant and variable under different circumstances, including near term debt maturities and other payment obligations. The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses over the next 12 months, unless we are able to extend or refinance our maturing debt and/or raise additional capital, creating substantial doubt about our ability to continue as a going concern.  Management is currently in discussions with the Company’s lenders regarding the deferment of upcoming payments and exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives to maximize stockholder value.   We have engaged our Advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives.  Potential strategic alternatives that may be evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. However, there is no assurance that we will be successful in reaching agreements with our lenders, consummating any such strategic transaction or obtaining capital sufficient to meet our operating needs, in each case, on terms or a timeframe acceptable to us or at all. In addition, if funds are raised by issuing equity securities, dilution to existing shareholders will result and future investors may purchase shares at prices below current market values and/or be granted rights superior to those of existing shareholders. Further, in the event that market conditions preclude our ability to consummate such transactions, we may be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to, filing for bankruptcy protection or seeking an out-of-court restructuring of our liabilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 1 to our consolidated financial statements for more information regarding our ability to continue as a going concern and related matters.

We have limited cash resources, generate minimal revenues from operations, and are reliant on external sources of capital to fund ongoing operations.

Our revenue generating activities have not yet produced sufficient funds for profitable operations and working capital. Accordingly, our continued operation will require raising additional capital on acceptable terms and entering into acceptable modifications to, or refinancings of, our indebtedness. We have relied and will continue to rely substantially upon equity and debt financing to fund our ongoing operations. There can be no assurance that additional sources of capital will be available to us on commercially favorable terms. In addition, our inability to access the capital markets on favorable terms, because of a low stock price, unfavorable market conditions or otherwise, will affect our ability to execute our business plan as scheduled. If we are unable to raise capital on market terms, our ability to run our operations and/or grow through new acquisitions and investments, and thus become profitable, will be materially adversely impacted.

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

Several of our loans have near-term maturities and other significant payment obligations.  In addition, several of our loans require interest rate cap agreements be in place for the duration of the loan. Although many of our loans contain extension options, the 237 11th Loan and the 77 Mortgage Loan require replacement interest rate cap agreements be put in place in order to extend the loan maturity. With the significant increase in interest rates, the cost of purchasing such an interest rate cap has become material. Due to cash constrains, we may not have the funds available to purchase the required interest rate cap which, unless we can restructure or refinance the loan, would likely have a material adverse effect on our financial condition and results of operations.  If we are not successful in meeting the extension requirements, or amending, waiving or paying the near-term maturities and other payment obligations, or our lenders accelerated their respective loan, cross-defaults would also exist and we would have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations.

All of our properties secure loans. Certain of our loans contain cross-default provisions. The failure by us or our borrower subsidiaries to make scheduled repayments under the loan agreements, or the default of any of the obligations under our loans, would have an adverse impact on our financial condition, results of operations and cash flows. Upon the occurrence of an event of default, we or our applicable subsidiary may be required to immediately repay all amounts outstanding under the respective loan and the lenders may exercise other remedies available to them, including foreclosing on the respective property securing the loan.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 11 – Loans Payable and Secured Line of Credit to our consolidated financial statements, for further discussion regarding our financing activities.

Covenants in our loan agreements could limit our flexibility and adversely affect our financial condition.

Our loan agreements contain a number of financial and other restrictive covenants, including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding loan to value and net worth. These covenants may limit our flexibility to pursue certain acquisitions or investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our indebtedness could be declared due and payable.  In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. If we were to default under our loan agreements, our financial condition would be adversely affected.

A significant part of our current business plan is focused on completion of and the sale of condominiums at 77 Greenwich. An inability to execute this business plan due to adverse trends in the New York City residential condominium market or otherwise would have a material adverse effect on our financial condition and results of operations.

Our business plan includes the development or redevelopment of our legacy commercial real estate properties and in particular completion of and the sale of condominiums at 77 Greenwich, which currently is our largest asset. As a result, our revenues and future growth are heavily dependent on the success of implementing our business plan for 77 Greenwich.

77 Greenwich consists of 90 luxury residential condominium apartments, in addition to a retail condominium unit and a New York City elementary school condominium unit.  A variety of factors determine New York City residential condominium trends and will impact the sales and pricing of the residential condominium units at 77 Greenwich. These factors include, among others, available supply, changes in interest rates, the availability of home mortgages, foreign exchange rates, foreign buyer patterns, local employment trends, and prices and velocity of sales. Sales of residential condominium units in general, and in particular in New York City, have historically experienced greater volatility than detached single family houses, which may expose us to more risk.  These and other factors fluctuate over time. Based on a number of reports, there is a historically high number of unsold units in newly constructed luxury residential condominiums in New York City, which has resulted in demand and pricing pressures. When we commenced sales in the spring of 2019, the New York City market, in particular downtown Manhattan, was in a period of softness.  This was exacerbated by the impact of the COVID-19 pandemic.  Due to current market conditions in New York City, several competing residential condominium projects located in downtown Manhattan, specifically in the Financial District, have been put on hold.  The status of unsold residential condominium units in 2023 and beyond is inherently uncertain. Closings on sales commenced in September 2021 and are ongoing.  An inability to successfully execute our business plan with respect to 77 Greenwich would likely have a material adverse effect on our financial condition and results of operations.

We may evaluate and potentially consummate a strategic transaction, which could require significant management attention, consume our financial resources, disrupt our business and adversely affect our results of operations, and we may fail to realize the anticipated benefits of such a strategic transaction.

Our success will depend, in part, on our ability to consummate a strategic transaction in the near-term. The identification of a suitable candidate for a strategic transaction can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified strategic transactions. Strategic transactions are inherently risky, and ultimately, if we do not complete an announced strategic transaction successfully and in a timely manner, we may not realize the anticipated benefits of the strategic transaction.  Achieving the anticipated benefits of any transaction involves a number of risks, including disruption of our ongoing business and distraction of our management and employees from daily operations or other opportunities and challenges, utilization of our financial resources for a transaction that may fail to realize the anticipated benefits, regulatory risks, including maintaining good standing with existing regulatory bodies or receiving any necessary approvals, and the failure of the due diligence processes to identify significant problems, liabilities or challenges of the strategic partner.

Our failure to address these risks or other problems encountered in connection with any strategic transaction could cause us to fail to realize the anticipated benefits of the transaction, cause us to incur unanticipated liabilities and harm our business generally. In addition, such a transaction could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition.

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

We intend to continue to develop or redevelop our current and future properties. Our current and future development and construction activities, including with respect to 77 Greenwich, may be exposed to the following risks:

●	we may be unable to proceed with the development of properties other than 77 Greenwich because we cannot obtain financing on favorable terms, or at all;
●	we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates, increased materials, labor, leasing or other costs, and increases in unforeseen costs such as those related to the supply chain disruption, which could make completion of the project less profitable because market rents or condominium unit sales prices, as applicable, may not increase sufficiently to compensate for the increase in construction costs;
●	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;
●	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;
●	we may expend funds on and devote management’s time to projects which we do not complete;
●	we may be unable to complete construction and/or leasing of our rental properties and sales of our condominium projects (currently limited to 77 Greenwich) on schedule, or at all; and
●	we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

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

The lease of a long-term tenant at the outparcel of our Paramus property recently expired.  Leases at that or our other properties may not be renewed or such properties may not be re-leased at favorable rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, our financial condition, results of operations and cash flows could be materially adversely affected. There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources that compete with us in seeking tenants who we desire to lease space in our properties.

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

With respect to certain types of properties in New York City, solely by virtue of the real estate tax exemption under RPTL Section 421-a, the Rent Guidelines Board of New York City, approves renewal lease rent increases.  In 2022, the Rent Guidelines Board approved a 3.25% increase on 12-month lease renewals and a 5.0% increase on 24-month lease renewals.

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

We may acquire interests in properties, individual properties and portfolios of properties. Our acquisition and investment activities may be exposed to, and their success may be adversely affected by, the following risks:

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

We formed a joint venture with a third party to acquire and operate the 250 North 10th property located in Brooklyn, New York. We may become involved in additional joint ventures in the future with respect to current or future properties. Joint venture investments may involve risks not otherwise present for investments made or owned solely by us, including the possibility that our joint venture partner might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture, activities conducted by a partner that have a negative impact on the joint venture or us, and disputes with our partner.

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

The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, and on which the Securities and Exchange Commission (“SEC”) staff and other regulators participate, has proposed an alternative rate, the Secured Overnight Financing Rate (“SOFR”), to replace U.S. Dollar LIBOR. Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. It is also uncertain whether SOFR or any other alternative rate will gain market acceptance. In addition, although our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. We may also need to renegotiate our LIBOR based obligations, which we may not be successful in doing on a timely basis or on terms acceptable to us.  In 2023, the 237 11th Loan was converted from LIBOR to SOFR.

We may not receive or be able to maintain certain tax benefits if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development.

We may not receive or be able to maintain certain existing or anticipated tax benefits related to the 237 11th property or the 250 N 10th property if we are not in compliance with certain requirements of the NYC Department of Housing Preservation and Development (“HPD”). This property currently benefit from a real estate tax exemption under New York Real Property Tax Law (the “RPTL”) Section 421-a, as a result of a specified percentage of the units in such buildings being designated as affordable rate units or market rate units and/or subject to rent stabilization guidelines, among other requirements. Section 421-a of the New York RPTL provides an exemption from real estate taxes on the amount of the assessed value of newly constructed improvements if certain requirements are met. A property cannot maintain or continue to receive Section 421-a tax benefits without HPD’s determination that all Section 421-a eligibility requirements have and continue to be met. Although HPD has issued final Certificates of Eligibility with respect to the Section 421-a tax benefits for 237 11th and we are currently in compliance with all applicable Section 421-a requirements for this property, there can be no assurance that compliance with the Section 421-a requirements for this property will continue to be maintained. If we are not able to maintain compliance with the requirements of the Section 421-a partial tax exemption program, as applicable to this property, HPD may find that such property is ineligible to receive the tax exemption benefits related to the Section 421-a partial tax exemption program.

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

We had approximately $275.8 million of federal NOLs as of December 31, 2022. Section 382 of the Internal Revenue Code (the “Code”), limits the ability of a company to utilize its NOLs after an ownership change. For purposes of Section 382, an ownership change occurs if the percentage of the stock of the company owned by persons holding 5% or more of the stock increases by more than 50 percentage points over a rolling three year lookback period.  Generally, if an ownership change occurs, the annual taxable income limitation on our use of NOLs is equal to the product of the applicable long-term tax exempt rate and the value of our stock immediately before the ownership change. If we undergo an ownership change, our ability to utilize our NOLs would be subject to significant limitations. In addition, the 2017 tax legislation known as the Tax Cuts and Jobs Act (the “TCJA”) limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year, and eliminated the ability of taxpayers to carryback such NOLs to prior years. These limitations were modified by the “Coronavirus Aid, Relief, and Economic Security (CARES) Act,” signed into law on March 27, 2020. The CARES Act suspended the 80% limitation on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years.

Political and economic uncertainty, and developments related to outbreaks of contagious diseases could have an adverse effect on us.

We cannot predict how current and future political and economic uncertainty, including uncertainty related to taxation and increases in interest rates, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including consumer confidence and the volatility of the stock market and real estate market. In addition, we cannot predict the potential outbreak of contagious diseases in the future.

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

Our common stock, currently listed on the NYSE American, is thinly traded. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock, especially when there are limited buyers in the market.  We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. In addition, we may determine the benefits of listing our shares on the NYSE American do not merit the associated costs.  As a result of these factors, stockholders may not be able to resell their common stock. Volatility in the market price of our common stock and lack of liquidity may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price of our common stock could fluctuate significantly for various reasons, many of which are beyond our control, including:

●	our ability to raise additional capital to fund our cash needs, obtain additional financing and refinance existing loans and on favorable terms or evaluate and potentially consummate a strategic transaction and realize the anticipated benefits of any such transaction;
●	the potential issuance of additional shares of common stock including at prices that are below the then-current trading price of our common stock;
●	changes in the real estate markets in which we operate, especially New York City;
●	our ability to develop or redevelop or successfully sell units in 77 Greenwich or at other properties in the future;
●	volatility in global and/or U.S. equities markets;
●	our financial results or those of other companies in our industry;
●	the public’s reaction to our press releases and other public announcements and our filings with the SEC;
●	new laws or regulations or new interpretations of laws or regulations applicable to our business;
●	changes in general conditions in the United States and global economies or financial markets, including those resulting from inflation, rising interest rates, war, incidents of terrorism or responses to such events;
●	sales of common stock by our executive officers, directors and significant stockholders;
●	changes in generally accepted accounting principles, policies, guidance, or interpretations; and
●	other factors described in our filings with the SEC, including among others in connection with the risks noted in this Annual Report on Form 10-K.

In addition, while our common stock remains thinly traded, small sales or purchases may cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health or business prospects. Downward fluctuations can impair, and have impaired, our ability to raise equity capital on acceptable terms.

Stockholders may experience dilution of their ownership interests upon the issuance of additional shares of our common stock or securities convertible into shares of our common stock.

We may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which were redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank check preferred stock. Outstanding as of December 31, 2022 were 36,907,862 shares of our common stock, one share of special stock, and warrants to purchase 7,179,000 shares of our common stock.

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

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. In addition, pursuant to the terms of the credit agreement and letter agreement we entered into in December 2019, as amended, with the lender under our Corporate Credit Facility (the “CCF Lender”), the CCF Lender has the right to elect one director to the board of directors, or, at the election of the CCF Lender, a board observer, so long as certain conditions are met as described in more detail in Note 11 – Loans Payable and Secured Line of Credit and Note 12 – Stockholders’ Equity. As a result, for so long as these board appointment rights are in effect, Third Avenue and the CCF Lender may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

Below is certain information regarding our real estate properties as of December 31, 2022:

		Building Size
		(estimated		Leased at
		rentable	Number of	December 31,
Property Location	Type of Property	square feet)	Units	2022
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100.0%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	100.0%

Total		157,000	105

Joint Venture

250 North 10th Street, Brooklyn, New York - 10% (4)	Multi-family	158,000	234	98.3%

Grand Total		315,000	339
(1)	77 Greenwich. We are nearing completion of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House. As of December 31, 2022, all finishes were complete through the 35th floor. As of December 31, 2022, we had received our temporary certificates of occupancy (“TCOs”) for the condominium units on floors 11-35 (except the units noted below), lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.) As of March 1, 2023, we had received TCOs for 100% of the residential units. We have closed on the sale of 28 residential condominium units through December 31, 2022, with 62 remaining units to sell as of December 31, 2022, and closed on the sale of five additional units since December 31, 2022.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.3 million had been paid to us by the SCA as of December 31, 2022 with approximately $207,000 remaining to be paid. We have also received an aggregate of $54.7 million in reimbursable construction costs from the SCA through December 31, 2022.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA.  The SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.

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

June 1, 2016, is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2024. The outparcel building was leased to a long-term tenant whose lease expired on March 31, 2023 and elected not to renew its lease. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

The Paramus property had been under contract for sale pursuant to a purchase and sale agreement, which was subject to site plan approval.  The agreement was terminated by the buyer in January 2023. We are currently exploring options with respect to the Paramus property, including development, redevelopment or sale, among others.

(3)	237 11th Street. In 2018, we acquired a 105-unit, 12-story multi-family apartment building encompassing approximately 93,000 gross square feet (approximately 80,000 rentable square feet) located at 237 11th Street, Park Slope, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. The property also includes 6,264 square feet of retail space, all of which is leased to Starbucks Inc. (NQGS:SBUX), an oral surgeon and a health and wellness tenant. Located on the border of the Park Slope and Gowanus neighborhoods of Brooklyn, the property is located one block from the 4th Avenue/9th Street subway station. The 237 11th property offers an array of modern amenities that surpass what is available in the neighborhood’s “brownstone” housing stock. The property also benefits from a 15-year Section 421-a real estate tax exemption. Although all apartments are market rate units, they are subject to New York City’s rent stabilization law during the remaining term of the Section 421-a real estate tax exemption. Due the approval of the Gowanus up-zoning, this property benefitted to the extent of approximately 30,000 square feet of air rights.

Due to water damage in apartment units and other property at 237 11th resulting from construction defects which we believe were concealed by the prior ownership team and its contractor, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from defective construction of the building, including defects that resulted in water damage as well as other defects. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments. We continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and were completed as of December 31, 2021.

(4)	250 North 10th Street. As of December 31, 2022, through a joint venture, we owned a 10% interest in the entity formed to acquire and operate 250 North 10th Street, a 234-unit apartment building in Williamsburg, Brooklyn, New York. We sold our interest to our JV Partner in February 2023, resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan.

Lease Expirations

As of December 31, 2022, we have two retail leases at our Paramus property with 77,000 square feet of leased space with annualized rent of $638,000 per year.  The lease of the outparcel building expired in March 2023, and the lease for the primary building expires in March 2024.  We also have a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036 and a third retail lease at the 237 11th property with 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032.  We also have a retail lease at 77 Greenwich with 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2032. All our other leases are residential leases most of which expire within twelve or twenty-four months of the commencement date.

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

Outstanding Common Stock and Holders

As of March 31, 2023, we had 43,903,363 shares issued and 37,163,137 shares outstanding and there were approximately 137 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.      (RESERVED)

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A detailed discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is not included herein and can be found in the Management's Discussion and Analysis section in the 2021 Annual Report on Form 10-K/A filed with the SEC on October 5, 2022.

Overview

We are a real estate holding, investment, development and asset management company. Our largest asset is a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion  as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), as well as a property occupied by a retail tenant in Paramus, New Jersey. In February 2023, we sold our 10% interest in a joint venture that owned a multifamily property at 250 North 10th Street, Brooklyn, New York. See Item 2. Properties above for a more detailed description of our properties that were owned at December 31, 2022. In addition to our real estate portfolio, we also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”). We also had approximately $275.8 million of federal net operating loss carry forwards (“NOLs”) at December 31, 2022, which can be used to reduce our future taxable income and capital gains.

Liquidity and Going Concern; Management’s Plans; Recent Developments

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, had a significant adverse impact on our business.  More recently, the economic downturn, increased interest rates and high inflation have also impacted our business.  While we believe many of these trends will reverse or stabilize, and the New York City economy and residential real estate markets have generally seen continued improvement in 2022 and to date in 2023, given our focus on New York City residential real estate, our business has been particularly impacted.  As of December 31, 2022, we had total cash and restricted cash of $22.1 million, of which approximately $1.6 million was cash and cash equivalents and approximately $20.5 million was restricted cash. We also had $2.0 million available under our secured line of credit at December 31, 2022, which has since been drawn.  The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses over the next 12 months, unless we are able to extend or refinance our maturing debt and raise additional capital, creating substantial doubt about our ability to continue as a going concern. Management is exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives to maximize stockholder value, and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged our Advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives.  Potential strategic alternatives that may be evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company.  The Company is also in discussions with its lenders regarding the deferment of upcoming interest, amortization and other payment obligations for the period ending March 31, 2023 and going forward.  The Company is also exploring a refinancing of the debt in respect of 237 11th.  Given the current environment there can be no assurance that we will be able to enter into any of the contemplated or future extensions, amendments or waivers with our lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.  Further, in the event that market conditions preclude our ability to consummate such transactions, we will be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to filing for bankruptcy protection or seeking an out-of-court restructuring of our liabilities. See Part I. Item 1A. Risk Factors and Note 1 to our consolidated financial statements and of this Annual Report on Form 10-K for further information.

While construction at 77 Greenwich has taken longer than projected due to the impacts of COVID-19 and supply-chain issues over the past years, and the impact of the pandemic and broader economic conditions have impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units, including five units since December 31, 2022. The units that remain available to be sold are larger, higher floor units.  The substantial majority of the construction is completed with amenity spaces and punch-list items anticipated to be completed by April 30, 2023.

Business and Growth Strategies

Historically, our primary business objective has been to maximize the risk adjusted, time adjusted return on investment in our portfolio of properties and new acquisitions and investments across all points of the economic cycle. Our strategies to achieve this objective have recently included (i) the sale and closing of residential condominium units at 77 Greenwich and the development, redevelopment, repositioning and potential disposition of our legacy retail property in Paramus, New Jersey; (ii) identifying additional acquisition and investment opportunities, including high-quality, multi-family real estate in New York City; (iii) entering into joint ventures in respect of attractive properties; and (iv) enhancing our capital structure.   We are currently focused on exploring a range of strategic and financing alternatives to maximize stockholder value, which may include securing additional equity or debt financings, refinancings of existing debt, and/or a sale or merger of the Company.

Impact of COVID-19

Our business, financial condition, results of operations and stock price have been and may continue to be adversely impacted by the outbreak of COVID-19 and resulting restrictions and such impact could continue to be material.  The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results in the future will depend on numerous evolving factors that the Company is not able to predict at this time, including, but not limited to, the impact on sales of residential condominium units at 77 Greenwich, which has been material; the impact on the timing for construction of 77 Greenwich; and the impact on the timing of the 237 11th litigation due to backlog in the New York City court system and the slowdown in judicial proceedings.  With the implementation of COVID-19 vaccination programs and companies encouraging employees to return to the office, more potential tenants are moving back into New York City, which has resulted in an increase in face rents and a reduction in concessions.  Notwithstanding these broader market trends, signs of distress, including discounted sales prices and debt workouts, in the New York City investment market have been almost non-existent over the past several years. Multi-family property sales transaction volumes increased in 2022 and 2021 compared to 2020 and properties have been sold at record prices, although market conditions continue to fluctuate.

Development and Other Activities During 2022

As of December 31, 2022, all residential unit finishes at 77 Greenwich were complete.  As of December 31, 2022, we had received our TCOs for the condominium units on floors 11-35 (except the units noted below), lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.) The project was approximately 95% complete at December 31, 2022. As of March 1, 2023, we had received TCOs for 100% of the residential units. As of December 31, 2022, we had closed on the sale of 28 residential condominium units at 77 Greenwich, at an aggregate gross sales price of $63.6 million, and as of March 31, 2023 we had closed on five additional residential condominium units at an aggregate gross sales price of $13.7 million. Other units are under contract that are expected to close in the coming months. Units that closed during 2022 and 2021 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic. These units were completed first and were covered by the initial TCOs. Getting these units under contract allowed us to obtain approval from the New York State Attorney General and therefore start the closing process on residential units.

In addition, as of December 31, 2022 237 11th was 100.0% leased.

Results of Operations

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Total rental revenues in total increased by approximately $2.3 million to $5.5 million for year ended December 31, 2022 from $3.2 million for the year ended December 31, 2021. This consisted of an increase in base rent revenues of approximately $2.3 million to $5.3 million for the year ended December 31, 2022 from $3.0 million for the year ended December 31, 2021, as well as a slight increase in tenant reimbursement revenue of approximately $36,000 to $224,000 for the year ended December 31, 2022 from $188,000 for the year ended December 31, 2021. The increase in total rental revenues and its related components was due to higher occupancy, higher base rents and fewer rent concessions at 237 11th during the year ended December 31, 2022 compared to the year ended December 31, 2021 which was due to completion of remediation of the construction related defects.

Other income, which consisted mainly of the SCA construction supervision fee, decreased by approximately $173,000 to $182,000 for the year ended December 31, 2022 from $355,000 for the year ended December 31, 2021 as a result of a reduction in the SCA’s construction.

Sales of residential condominium units at 77 Greenwich increased by approximately $13.6 million to $37.3 million for the year ended December 31, 2022 from $23.7 million for the year ended December 31, 2021.  We closed on 14 residential condominium units in each of the years ended December 31, 2022 and 2021.  Units that we closed during 2022 and 2021 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses decreased by approximately $1.4 million to $4.2 million for the year ended December 31, 2022 from $5.6 million for the year ended December 31, 2021. The decrease was principally due to expenses associated with 237 11th, including approximately $2.5 million in lower remediation related costs incurred during the year ended December 31, 2022 compared to the year ended December 31, 2021, reflecting completion of remediation efforts by December 31, 2021, which was partially offset by less capitalized operating costs at 77 Greenwich.   Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th and 77 Greenwich, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense increased by approximately $1.0 million to $1.7 million for the year ended December 31, 2022 from $724,000 for the year ended December 31, 2021.  This increase was mainly due to less capitalized real estate tax expenses for 77 Greenwich for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

General and administrative expenses increased by approximately $621,000 to $5.7 million for the year ended December 31, 2022 from $5.1 million for the year ended December 31, 2021. For the year ended December 31, 2022, approximately

$463,000 related to stock-based compensation, $2.6 million related to payroll and payroll related expenses, $1.5 million related to other corporate expenses, including board fees, corporate office rent and insurance and $1.2 million related to legal, accounting and other professional fees.  For the year ended December 31, 2021, approximately $477,000 related to stock-based compensation, $2.7 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance and $854,000 related to legal, accounting and other professional fees.

Pension related costs increased by approximately $481,000 to $548,000 for the year ended December 31, 2022 from $67,000 for the year ended December 31, 2021. These costs represent other periodic pension costs and professional fees incurred in connection with the legacy Syms Pension Plan (see Note 9 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units increased by approximately $12.9 million to $35.2 million for the year ended December 31, 2022 from $22.3 million for the year ended December 31, 2021. We closed on 14 residential condominium units for both of the years ended December 31, 2022 and 2021.  Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units. Units that we closed during 2022 and 2021 were generally lower priced, smaller units on the building’s lower floors.

Transaction related costs were $163,000 for the year ended December 31, 2022 and were not incurred for the year ended December 31, 2021.  These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization remained consistent at $4.0 million for the years ended December 31, 2022 and 2021.  For the year ended December 31, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $1.1 million, depreciation for 237 11th of approximately $1.6 million, the amortization of lease commissions and acquired in-place leases of approximately $770,000 for 237 11th, and amortization of warrants of approximately $456,000.  For the year ended December 31, 2021, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $1.1 million, depreciation for 237 11th of approximately $1.6 million, the amortization of lease commissions, acquired in-place leases of approximately $768,000 for 237 11th, and warrants of approximately $456,000.

Equity in net income from unconsolidated joint ventures increased by approximately $1.4 million to $804,000 for the year ended December 31, 2022 from a net loss of $555,000 for the year ended December 31, 2021. Equity in net income from unconsolidated joint ventures represented our 50% share in The Berkley, which was sold in April 2022, and our 10% share in 250 North 10th. For the year ended December 31, 2022, our share of the net income is primarily comprised of operating income before depreciation of $1.1 million offset by depreciation and amortization of $774,000, interest expense of $430,000, gain from the change in the fair market value of the interest rate swap of $77,000 and a gain on the settlement of the interest rate swap of $1.0 million upon the sale of The Berkley in April 2022.  For the year ended December 31, 2021, our share of the loss is primarily comprised of operating income before depreciation of $1.7 million offset by depreciation and amortization of $1.5 million, interest expense of $745,000 and the change in the fair market value of the interest rate swap of $77,000.

Equity in net gain on sale of unconsolidated joint venture property represents the sale of The Berkley in April 2022 for a sale price of $70.8 million. In connection with the sale of the property, our share of the gain was approximately $4.5 million.

Unrealized gain on warrants increased by approximately $1.0 million to $1.1 million for the year ended December 31, 2022 from $73,000 for the year ended December 31, 2021. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $7.8 million to $15.7 million for the year ended December 31, 2022 from $7.9 million, net for the year ended December 31, 2021. For the year ended December 31, 2022, there was approximately

$20.6 million of gross interest expense incurred, $4.9 million of which was capitalized into residential condominium units for sale. For the year ended December 31, 2021, there was approximately $21.2 million of gross interest expense incurred, $13.3 million of which was capitalized into residential condominium units for sale, and $2,000 of interest income. The decrease in gross interest expense was mainly due to overall lower average borrowings during the year ended December 31, 2022 compared to the year ended December 31, 2021 from the on-going paydown of the 77 Mortgage Loan and repayment of the Berkley Partner Loan, partially offset by higher overall interest rates on our loans after December 31, 2021.

Interest expense - amortization of deferred finance costs increased approximately $932,000 to $2.4 million for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021. The increase was principally due to less capitalized amortization of finance costs for our loans and secured line of credit as part of residential condominium units for sale, partially offset by the write-off of deferred finance costs related to the refinancing of the 237 11th Loans that we closed on in September 2021.

We recorded a $288,000 tax expense for the year ended December 31, 2022 compared to $265,000 for the year ended December 31, 2021.

Net loss attributable to common stockholders decreased by approximately $115,000 to $20.7 million for the year ended December 31, 2022 from $20.8 million for the year ended December 31, 2021.  This is a result of the changes discussed above, principally due to the sale of The Berkley, increased rental revenue and lower property operating expenses at 237 11th due to the completion of the remediation work by the end of 2021, 100% occupancy at 237 11th by the end of December 31, 2022, an increase in our equity in net income in our joint ventures, a larger unrealized gain on warrants and our net profit on the sale of residential condominium units at 77 Greenwich partially offset by increased operating and interest expenses at 77 Greenwich.

Liquidity and Capital Resources

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, had a significant adverse impact on our business.  More recently, the economic downturn, increased interest rates and high inflation have also impacted our business.  While we believe many of these trends will reverse or stabilize, and the New York City economy and residential real estate markets have generally seen continued improvement in 2022 and to date in 2023, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Annual Report on Form 10-K.

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and repayments of outstanding indebtedness and other costs will include some or all of the following:

(1)	net proceeds from divestitures of properties or interest in properties;
(2)	proceeds from new debt financings, increases to existing debt financings and/or other forms of secured or unsecured debt financing;
(3)	proceeds from equity or equity-linked offerings, including rights offerings or convertible debt or equity or equity-linked securities issued in connection with debt financings;
(4)	cash on hand; and
(5)	cash flow from operations.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs which will be affected by inflation and rising interest rates, among other factors.

As of December 31, 2022, we had total cash and restricted cash of $22.1 million, of which approximately $1.6 million was cash and cash equivalents and approximately $20.5 million was restricted cash. We also had $2.0 million available under our secured line of credit at December 31, 2022, which has since been drawn.  Restricted cash represents amounts required to be restricted under our loan agreements, letter of credit (see Note 11 – Loans Payable and Secured Line of Credit to our

consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.

Material Cash Requirements

The Company’s material cash requirements include the following contractual and debt obligations as of December 31, 2022 (dollars in thousands):

	Payments Due by Period

Contractual Obligations	Total	2023	2024	2025	2026
Operating lease (1)	$1,056	$470	$470	$116	$—
Loans payable (2)	210,816	210,816	—	—	—
Corporate credit facility (3)	35,750	7,000	28,750	—	—
Secured line of credit (4)	9,750	9,750	—	—	—
Note payable (5)	5,863	5,863	—	—	—
Interest payable on loans payable, corporate credit facility, secured line of credit and note payable (6)	12,233	6,510	5,723	—	—

Total contractual obligations	$275,468	$240,409	$34,943	$116	$—

(1)

This represents the remaining operating lease payments for our corporate office in New York, New York.  See Note 10- Commitments to our consolidated financial statements for further discussion regarding this lease obligation.

(2)

See Note 11 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the 77 Mortgage Loan and the Mezzanine Loan, both relating to 77 Greenwich, and the 237 11th Loans relating to 237 11th.  These loans are subject to extensions, under certain circumstances, including purchase of interest rate caps. The total excludes $2.1 million of net deferred finance costs.

(3)

See Note 11 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the corporate credit facility.  Under the terms of the CCF, the Company is currently obligated to prepay the outstanding principal balance in an aggregate amount of $7.0 million on or prior to May 1, 2023.  The Company is in discussions with the CCF Lender regarding the extension of this payment obligation.  This loan is subject to extension, under certain circumstances.  The total excludes $1.3 million of net deferred finance costs.

(4)	See Note 11 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the secured line of credit.
(5)

This represents the note payable to our joint venture partner in connection with the financing of our portion of the equity for the January 2020 acquisition of a property in Brooklyn, New York, which was repaid in February 2023 in connection with the sale of our joint venture interest in this property. See Note 11 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the note payable.

(6)	This represents the accrued interest payable as of December 31, 2022 for all loans payable and our secured line of credit.

Capital Expenditures

We estimate that for the year ending December 31, 2023, we will not require any funds for capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties, other than for 77 Greenwich which will be funded under the 77 Mortgage Loan. We currently anticipate that the proceeds available under the 77 Mortgage Loan, together with equity funded by us to date, will be sufficient to close out the construction project at 77 Greenwich without us making any further cash contributions.

Cash Position

The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses over the next 12 months, unless we are able to extend or refinance our maturing debt and raise additional capital, creating substantial doubt about our ability to continue as a going concern. Management is exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives to maximize stockholder value, and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged our Advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives.  Potential strategic alternatives that may be evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company.  The Company is also in discussions with its CCF Lender regarding the deferral of near term payment obligations, and recently agreed to a 60-day extension of the maturity of its secured line of credit.  The Company is also exploring a refinancing of the debt in respect of 237 11th.  Given the current environment there can be no assurance that we will be able to enter into extensions, amendments and/or waivers with our lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.  Further, in the event that market conditions preclude our ability to consummate such transactions, we will be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to filing for bankruptcy protection or seeking an out-of-court restructuring of our liabilities. See Part I. Item 1A. Risk Factors and Note 1 to our consolidated financial statements and of this Annual Report on Form 10-K for further information.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility” or “CCF”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender. The CCF matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the initial closing date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the initial closing date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of December 31, 2022, we had paid $1.85 million of the commitment fee. The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid.

At December 31, 2022, the CCF had an outstanding balance of $35.75 million, excluding deferred finance fees of $1.3 million, and an effective interest rate of 9.875%. Accrued interest totaled approximately $6.1 million at December 31, 2022, $419,000 of which was paid during the second week of January 2023.  We are in discussions with the CCF Lender regarding deferment of upcoming interest payments and a $7.0 million amortization payment due on May 1, 2023.  See Note 11 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the December 2020 transaction described below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the CCF if no event of default exists and is continuing under the CCF at any time prior to December 22, 2022, was amended to combine the CCF and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  See Note 11 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments to our CCF in October 2021 and November 2021, pursuant to which, among other things, the parties agreed that (a) no additional funds will be drawn under the CCF, (b) the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023, (c) the Company will prepay the outstanding principal balance of the CCF in an amount no less than $7.0 million on or prior to May 1, 2023 and (d) the MOIC provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million.  We entered into an amendment in November 2022, which eliminated the minimum liquidity requirement.

In connection with the CCF, we also entered into a warrant agreement with the CCF Lender pursuant to which we issued to the CCF Lender ten-year warrants (the “Warrants”) to purchase up to 7,179,000 shares of our common stock.  In connection with the Corporate Facility Amendment, the exercise price of the Warrants was amended from $6.50 per share to $4.31 per share, payable in cash or pursuant to a cashless exercise.  See Note 12 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants.

As of December 31, 2022, the CCF was fully drawn and we were in compliance with all covenants of the CCF.

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the construction facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan and funds raised through the Private Placement.  At loan closing in October 2021, $33.6 million was available to be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold, $30.6 million of such amount had been drawn by December 31, 2022.  The $3.0 million additional amount remained undrawn at December 31, 2022.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year, if the loan balance is $70.0 million or less and we purchase a new interest rate cap.  The 77 Mortgage Loan is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan was not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Lender elected to force fund the 77 Mortgage Loan in October 2022.  The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower was required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions.  In November 2022, we amended the 77 Mortgage Loan to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement. At that time, we drew down $3.0 million under the letter of credit to fund an interest reserve and $1.0 million to pay down the PIK balance. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.  Based on sales closed through March 31, 2023, we met this sales covenant.

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

As of December 31, 2022, the 77 Mortgage Loan had been paid down by approximately $47.8 million of proceeds from closed sales of residential condominium units to a balance of $120.5 million, which includes $4.7 million in PIK interest.

As of December 31, 2022, we were in compliance with all covenants of the 77 Mortgage Loan.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. As of December 31, 2022, the blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan was 10.2% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

In October 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflected interest previously accrued under the original Mezzanine Loan, (ii) reflect the pledge of the equity interests in the Mortgage Borrower to the Mezzanine

Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated).   In November 2022, the Mezzanine Loan was amended to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement.

As of December 31, 2022, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $5.8 million.   See Note 11 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

As of December 31, 2022, we were in compliance with the covenants of the Mezzanine Loan.

237 11th Loans

In June 2021, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The LIBOR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests but requires a new interest rate cap be purchased by the Company.  $1.5 million of the 237 11th Senior Loan proceeds were initially held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs, but were drawn down in 2022.  There was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan at December 31, 2022.  We are currently exploring a potential refinancing of our 237 11th Loans.

From time to time, properties that we own, acquire or develop may experience defects, including concealed defects, or damage due to natural causes, defective workmanship or other reasons. In these situations, we pursue our rights and remedies as appropriate with insurers, contractors, sellers and others. Due to water damage in apartment units and other property at 237 11th resulting from construction defects which we believe were concealed by the prior ownership team and its contractor, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from defective construction of the building, including defects that resulted in water damage as well as other defects. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments.  We continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed by December 31, 2021.

As of December 31, 2022, we were in compliance with the covenants of the 237 11th Loans, except for the minimum liquidity requirement.  The lender has agreed in principle to waive this requirement through the initial maturity date of the loan of July 9, 2023 and the parties are working on documentation.

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

Secured Line of Credit

Our $11.75 million line of credit with Webster Bank (formerly known as Sterling National Bank) is secured by the Paramus, New Jersey property, and guaranteed by Trinity Place Holdings Inc.  The secured line of credit, which was scheduled to mature on March 23, 2023, was extended to May 22, 2023.  The Paramus property had been under contract for sale pursuant to a purchase and sale agreement, which was subject to site plan approval. The agreement was terminated by the buyer in January 2023.  The Company is in discussions with the lender regarding a further extension. The secured line of credit bears interest at the prime rate.  The secured line of credit is pre-payable at any time without penalty. As of December 31, 2022, the secured line of credit had an outstanding balance of $9.75 million and an effective interest rate of 7.5%.

250 North 10th Note

We owned a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York. In January 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bore interest at 7.0% and was prepayable any time within its four year term.  We sold our interest in 250 N 10th Avenue to our joint venture partner in February 2023 resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan and release from the mortgage guaranty.

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

We sold no shares of our common stock during the year ended December 31, 2022.  During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share.

The ATM Program is currently unavailable as a result of the late filing of the Company’s Quarterly Report on Form 10-Q for the second quarter of 2022.  The Company currently anticipates it will become available again later in 2023.

Cash Flows

Cash Flows for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net cash provided by operating activities increased by approximately $22.6 million to $1.4 million for the year ended December 31, 2022 from net cash used of $21.2 million for the year ended December 31, 2021. This increase was mainly due to the less capitalized costs at 77 Greenwich this year compared to last year, and an increase in accounts payable and accrued expenses of $1.3 million over the same period last year, partially offset by a larger decrease in prepaid expenses and other assets, net and receivables of approximately $2.6 million compared to the same period last year.

Net cash provided by investing activities increased by approximately $17.5 million to $17.3 million for the year ended December 31, 2022 from net cash used of $140,000 for the year ended December 31, 2021. The increase in net cash provided by investing activities was due to $17.4 million in net proceeds from the closing on the sale of The Berkley in April 2022.

Net cash used in financing activities increased by approximately $51.6 million to $21.5 million for the year ended December 31, 2022 from net cash provided of $30.2 million for the year ended December 31, 2021. The increase in net cash used in financing activities primarily relates to the approximate $38.3 million of loan paydowns from the 77 Greenwich Mortgage Loan from the proceeds of residential condominium sales, the $10.1 million payoff of the Berkley Partner Loan after the sale of The Berkley, and a $3.0 million net paydown of the Secured Line of Credit, partially offset by $2.3 million less in net borrowings from the loans and secured line of credit this period compared to the same period last year as well as $7.6 million from the sale of common stock in 2021.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of December 31, 2022 were approximately $275.8 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through December 31, 2022, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $78.3 million was recorded as of December 31, 2022.

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

b.

Residential Condominium Units for Sale - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate that is under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease as the condominium units receives its temporary certificates of occupancy (“TCOs”).

77 Greenwich is a condominium development project which includes residential condominium units that are ready for sale.  Residential condominium units for sale as of December 31, 2022 and 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units for sale are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units are evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments are recorded immediately in cost of sales.  No provision for impairment was recorded for our unsold residential condominium units at either December 31, 2022 or 2021, respectively.

c.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate and residential condominium units for sale for the years ended December 31, 2022 and 2021, respectively, and no provision for impairment was recorded during the years ended December 31, 2022 or 2021, respectively.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2022 and 2021, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2022, our tax returns for the years ended December 31, 2018 through December 31, 2021 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2017 or 2018 through December 31, 2021, depending on the jurisdiction.

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

Revenues on sale of residential condominiums reflects the gross sales price from sales of residential condominium units which are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, as well as salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, in addition to qualifying interest and financing costs.  See b. Residential Condominium Units for Sale above.

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

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act, and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	our expectation that our existing capital resources will not be sufficient to fund our operations for at least the next 12 months if we are not successful in consummating a strategic transaction and/or raising additional capital;
●	risks and uncertainties as to the terms, timing, structure, benefits and costs of any capital raising or strategic transaction and whether one will be consummated on terms acceptable to us or at all;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	risks associated with our debt and upcoming debt maturities and other payment obligations and the risk of defaults on our obligations, debt service requirements and covenant compliance;
●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	our ability to execute our business plan, including as it relates to the development of and sale of residential condominium units at our largest asset, 77 Greenwich;
●	risks associated with the Company evaluating and potentially consummating a strategic transaction, including the risk that the Company may fail to realize the anticipated benefits of any such transaction;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City residential real estate market in particular;

●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in Internal Control Over Financial Reporting

Management evaluated its internal controls over financial reporting and found them to not be effective.  Other than in connection with the material weakness described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period from October 1, 2022 to December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is in the process of remediating the material weakness and believes that the consolidated financial statements, and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

The other information required by this Item will be set forth in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2023 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 28,

2023, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.      EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 28, 2023, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 28, 2023, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 28, 2023, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 28, 2023, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm (BDO USA, LLP, New York, New York, PCAOB ID #243)	F-1

	Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	F-3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020	F-4

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-29

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

10.12

Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of February 14, 2017 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by us on February 21, 2017)

10.13

Credit Agreement, dated as of December 19, 2019, among Trinity Place Holdings Inc., as Borrower, certain subsidiaries of Trinity Place Holdings Inc., from time to time party thereto, as Guarantors, the initial lenders named therein, as Initial Lenders, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.14

Amendment No. 2 to Credit Agreement, dated as of December 22, 2020, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed by us on November 12, 2021)

10.15

Amendment No. 3 to Credit Agreement, dated as of October 22, 2021, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.5 of the Form 8-K filed by us on October 25, 2021)

10.16

Amendment No. 4 to Credit Agreement, dated as of November 10, 2021, among Trinity Place Holdings Inc., as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisors, LLC, as administrative agent (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed by us on November 12, 2021)

10.17

Amendment No. 5 to Credit Agreement, dated as of November 30, 2022, among Trinity Place Holdings Inc. as Borrower, each subsidiary of Borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto, and Trimont Real Estate Advisor, LLC, as administrative agent **

10.18

Warrant Agreement, dated as of December 19, 2019, among Trinity Place Holdings Inc. and TPHS Lender LLC. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.19

Amendment to Warrant Agreement, dated as of December 22, 2020, between Trinity Place Holdings Inc. and TPHS Lender LLC (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K filed by us on March 31, 2021)

10.20

Registration Rights Agreement, dated as of December 19, 2019, by and between Trinity Place Holdings Inc. and the investors set forth on Schedule A thereof (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.21

Letter Agreement, dated as of December 19, 2019, between Trinity Place Holdings Inc. and TPHS Lender LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by us on December 20, 2019)

10.22

Amended and Restated Mezzanine Loan Agreement, dated as of October 22, 2021 by and among TPHGreenwich Subordinate Mezz LLC, as borrower, TPHGreenwich Mezz LLC, as additional pledger, TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by us on October 25, 2021).

10.23

First Amendment to Amended and Restated Mezzanine Agreement and Loan Documents, dated as of November 30, 2022, by and among TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent, TPHGreenwich Subordinate Mezz LLC, as borrower, TPHGreenwich Mezz LLC, as additional pledger and Trinity Place Holdings Inc., as guarantor.**

10.24

Master Loan Agreement, dated as of October 22, 2021 by and between TPHGreenwich Owner LLC, as borrower, and Macquarie PF Inc., as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by us on October 25, 2021)

10.25

Guaranty of Payment and Completion, dated as of October 22, 2021, by TPHGreenwich Owner LLC, as borrower, and Trinity Place Holdings Inc., to and for the benefit of Macquarie PF Inc., as lender and administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by us on October 25, 2021)

10.26

Interest and Carry Guaranty, made as of October 22, 2021 by Trinity Place Holdings Inc. to Macquarie PF Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by us on October 25, 2021)

10.27

First Amendment to Master Loan Agreement and Loan Documents, dated as of November 30, 2022, by and among Macquarie PF Inc., as lender, TPHGreenwich Owner LLC, as borrower, and Trinity Place Holdings Inc., as guarantor.**

10.28

Private Placement Agreement, by and among the Company and the investors identified on Schedule A therein, dated as of October 22, 2021 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by us on October 25, 2021)

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

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2022, as formatted in XBRL:**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

* Management contract, compensatory plan or arrangement.

**Filed herewith

***Furnished herewith

Item 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 31, 2023
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 31, 2023
Steven Kahn	(Principal Financial Officer)

/s/ Richard Pyontek	Chief Accounting Officer	March 31, 2023
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 31, 2023
Alexander Matina

/s/ Jeffrey Citrin	Director	March 31, 2023
Jeffrey Citrin

/s/ Alan Cohen	Director	March 31, 2023
Alan Cohen

/s/ Joanne Minieri	Director	March 31, 2023
Joanne Minieri

/s/ Keith Pattiz	Director	March 31, 2023
Keith Pattiz

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has loans with varying debt maturities during the next 12 months for which there can be no guarantee that the Company will be able to refinance or extend the maturity dates of the loans. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment Assessment of Residential Condominium Units for Sale

As of December 31, 2022, the Company recorded total residential condominium units for sale of approximately $203 million. Residential condominium units for sale are stated at the lower of cost or net realizable value and evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. The Company tests the recoverability of the residential condominium units for sale whenever events or changes in circumstances indicate those amounts may not be recoverable. The Company identified impairment indicators and performed an impairment assessment on residential condominium units for sale.

We identified the assessment of impairment of residential condominium units for sale as a critical audit matter due to the subjectivity and complexity of management’s judgments in the future cash flow projections, including expected sales proceeds from the sale of completed condominium units. Auditing management’s determination of the expected sales proceeds from the sale of completed condominium units used in the cash flow projections involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

- Evaluating the reasonableness of management’s determination of the expected sales proceeds from the sale of completed condominium units.

- Using personnel with specialized skill and knowledge in valuation to assist in evaluating management’s determination of the expected sales proceeds from the sale of completed condominium units.

/s/ BDO USA, LLP

New York, New York

We have served as the Company's auditor since 2003.

March 31, 2023

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2022	2021

ASSETS

Real estate, net	$64,651	$67,334
Residential condominium units for sale	202,999	216,983
Cash and cash equivalents	1,548	4,310
Restricted cash	20,507	20,535
Prepaid expenses and other assets, net	3,774	4,126
Investments in unconsolidated joint ventures	4,386	17,938
Receivables	262	84
Deferred rents receivable	163	114
Right-of-use asset	945	1,314
Intangible assets, net	7,692	8,432
Total assets	$306,927	$341,170

LIABILITIES

Loans payable, net	$208,762	$219,249
Corporate credit facility, net	34,429	32,844
Secured line of credit, net	9,750	12,750
Note payable	5,863	5,863
Accounts payable and accrued expenses	19,018	17,864
Pension liability	651	—
Lease liability	1,037	1,447
Warrant liability	76	1,146
Total liabilities	279,586	291,163

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,448,384 and 43,024,424 shares issued at December 31, 2022 and December 31, 2021, respectively; 36,907,862 and 36,626,549 shares outstanding at December 31, 2022 and December 31, 2021, respectively	435	430
Additional paid-in capital	144,879	144,282
Treasury stock (6,540,522 and 6,397,875 shares at December 31, 2022 and December 31, 2021, respectively)	(57,461)	(57,166)
Accumulated other comprehensive loss	(3,626)	(1,343)
Accumulated deficit	(56,886)	(36,196)

Total stockholders’ equity	27,341	50,007

Total liabilities and stockholders’ equity	$306,927	$341,170

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Revenues
Rental revenues	$5,502	$3,225	$1,563
Other income	182	355	263
Sales of residential condominium units	37,300	23,685	—

Total revenues	42,984	27,265	1,826

Operating Expenses
Property operating expenses	4,180	5,583	9,120
Real estate taxes	1,697	724	254
General and administrative	5,754	5,133	5,217
Pension related costs	548	67	345
Cost of sales - residential condominium units	35,236	22,370	—
Transaction related costs	163	—	133
Depreciation and amortization	4,018	4,003	3,907

Total operating expenses	51,596	37,880	18,976

Gain on sale of school condominium	—	—	24,196

Operating (loss) income	(8,612)	(10,615)	7,046

Equity in net income (loss) from unconsolidated joint ventures	804	(555)	(1,571)
Equity in net gain on sale of unconsolidated joint venture property	4,490	—	—
Unrealized gain on warrants	1,070	73	965
Interest expense, net	(15,701)	(7,922)	(1,540)
Interest expense - amortization of deferred finance costs	(2,453)	(1,521)	(261)

(Loss) income before taxes	(20,402)	(20,540)	4,639

Tax expense	(288)	(265)	(306)

Net (loss) income attributable to common stockholders	$(20,690)	$(20,805)	$4,333

Other comprehensive (loss) income:

Unrealized (loss) gain on pension liability	(2,283)	816	1,015
Comprehensive (loss) income attributable to common stockholders	$(22,973)	$(19,989)	$5,348

(Loss) income per share - basic	$(0.56)	$(0.62)	$0.13
(Loss) income per share - diluted	$(0.56)	$(0.62)	$0.13

Weighted average number of common shares - basic	37,224	33,322	32,305
Weighted average number of common shares - diluted	37,224	33,322	32,860

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2019	37,612	$376	$134,217	(5,731)	$(55,731)	$(19,724)	$(3,174)	$55,964

Net income available to common stockholders	—	—	—	—	—	4,333	—	4,333
Settlement of stock awards	543	5	—	(222)	(701)	—	—	(696)
Unrealized gain on pension liability	—	—	—	—	—	—	1,015	1,015
Stock-based compensation expense	—	—	1,163	—	—	—	—	1,163
Stock-based consulting fees	190	2	598	—	—	—	—	600
Stock buy-back	—	—	—	(220)	(359)	—	—	(359)

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss available to common stockholders	—	—	—	—	—	(20,805)	—	(20,805)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

Net loss available to common stockholders	—	—	—	—	—	(20,690)	—	(20,690)
Settlement of stock awards	424	5	—	(143)	(295)	—	—	(290)
Unrealized loss on pension liability	—	—	—	—	—	—	(2,283)	(2,283)
Stock-based compensation expense	—	—	597	—	—	—	—	597

Balance as of December 31, 2022	43,448	$435	$144,879	(6,541)	$(57,461)	$(56,886)	$(3,626)	$27,341

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to common stockholders	$(20,690)	$(20,805)	$4,333
Adjustments to reconcile net (loss) income attributable to common stockholders to net cash provided by (used in) operating activities:
Depreciation and amortization and amortization of deferred finance costs	6,471	5,524	4,168
Other non-cash adjustment - paid-in-kind interest	4,651	1,850	—
Stock-based compensation expense	553	530	806
Gain on sale of school condominium	—	—	(24,196)
Gain on sale of joint venture real estate	(4,490)	—	—
Deferred rents receivable	(49)	(24)	(84)
Other non-cash adjustments - pension expense	—	816	1,015
Unrealized gain on warrants	(1,070)	(73)	(965)
Equity in net (income) loss from unconsolidated joint ventures	(804)	555	1,571
Distributions from unconsolidated joint ventures	1,428	885	1,110
Decrease (increase) in operating assets:
Residential condominium units for sale	15,600	(11,450)	(46,473)
Receivables	(178)	882	2,392
Prepaid expenses and other assets, net	(1,783)	(257)	190
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,712	1,617	1,285
Pension liability	—	(1,288)	(1,033)
Net cash provided by (used in) operating activities	1,351	(21,238)	(55,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(93)	(140)	(4,279)
Investments in unconsolidated joint ventures	—	—	(5,383)
Net proceeds from sale of unconsolidated joint venture	17,418	—	—
Net cash provided by (used in) investing activities	17,325	(140)	(9,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	30,239	249,984	86,361
Proceeds from secured line of credit	500	8,200	5,000
Payment of finance costs	—	(6,552)	(1,497)
Repayment of loans	(48,415)	(225,547)	(23,368)
Repayment of secured line of credit	(3,500)	(3,200)	(2,500)
Settlement of stock awards	(290)	(370)	(695)
Stock buy-back	—	—	(359)
Sale of common stock, net	—	7,639	—
Net cash (used in) provided by financing activities	(21,466)	30,154	62,942

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,790)	8,776	(2,601)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	24,845	16,069	18,670
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$22,055	$24,845	$16,069

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$4,310	$6,515	$9,196
RESTRICTED CASH, BEGINNING OF PERIOD	20,535	9,554	9,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$24,845	$16,069	$18,670

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,548	$4,310	$6,515
RESTRICTED CASH, END OF PERIOD	20,507	20,535	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$22,055	$24,845	$16,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$12,711	$16,042	$15,495
Cash paid during the period for: Taxes	$381	$395	$251

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$1,572	$3,193	$2,668
Capitalized stock-based compensation expense	$44	$122	$299
Unrealized loss on pension liability	$(2,283)	$—	$—
Loan forgiveness	$—	$243	$—
Investment in unconsolidated joint venture	$—	$—	$5,193

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us,” is a real estate holding, investment, development and asset management company. Our largest asset is currently a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and, through a joint venture, a 10% interest in a 234-unit multi-family property at 250 North 10th street in Brooklyn, New York (“250 North 10th”) that we sold to our joint venture partner in February 2023, as well as a property occupied by a retail tenant in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $275.8 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2022, which can be used to reduce our future taxable income and capital gains.

Square footage, leased occupancy percentage and residential unit disclosures in the notes to consolidated financial statements are unaudited.

Liquidity and Going Concern; Management’s Plans; Recent Developments

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, had a significant adverse impact on our business.  More recently, the economic downturn, increased interest rates and high inflation have also impacted our business.   As of December 31, 2022, we had total cash and restricted cash of $22.1 million, of which approximately $1.5 million was cash and cash equivalents and approximately $20.5 million was restricted cash. We also had $2.0 million available under our secured line of credit at December 31, 2022, which has since been drawn.  The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses over the next 12 months, unless we are able to extend or refinance our maturing debt and raise additional capital, creating substantial doubt about our ability to continue as a going concern. Management is exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives.  Potential strategic alternatives that may be evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company.  The Company is also in discussions with its lenders regarding the deferment of upcoming interest, amortization and other payment obligations for the period ending March 31, 2023 and going forward.  The Company is also exploring a refinancing of the debt in respect of 237 11th.  Given the current environment there can be no assurance that we will be able to enter into any of the contemplated or future extensions, amendments or waivers with our lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.  Further, in the event that market conditions preclude our ability to consummate such transactions, we will be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to filing for bankruptcy protection or seeking an out-of-court restructuring of our liabilities.

While construction at 77 Greenwich has taken longer than projected and the impact of the pandemic and broader economic conditions have impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units, including five units since December 31, 2022.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

a.    Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are or were wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley, which was sold in April 2022, and 250 North 10th, are included in our consolidated statements of operations and comprehensive (loss) income (see Note 14 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2022, we concluded that 250 North 10th continues to be a VIE.  Due to our lack of control and no equity at risk, we determined that we are not the primary beneficiary and we accounted for this investment under the equity method (see Note 15 – Subsequent Events for sale of our interest in our joint venture.

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

b.

Investments in Unconsolidated Joint Ventures - We account for our investments in unconsolidated joint ventures, namely, The Berkley, which was sold in April 2022, and 250 North 10th, under the equity method of accounting (see Note 14 - Investments in Unconsolidated Joint Ventures for further information). We also assess our investments in our unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of an investment is other than temporary, we write down the investment to its fair value. We evaluate each equity investment for impairment based on each joint ventures' projected cash flows. No provision for impairment was recorded for the value of our equity investments at either December 31, 2022 or 2021.

c.   Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates (see Note 2g. for further discussion).

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

g.

Residential Condominium Units for Sale - We capitalize certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalize operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate that is under development. Capitalization of these costs begin when the activities and related expenditures commence, and cease as the condominium units receives its temporary certificates of occupancy (“TCOs”).

77 Greenwich is a condominium development project which includes residential condominium units that are ready for sale.  Residential condominium units for sale as of December 31, 2022 and 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units for sale are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units are evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments are recorded immediately in cost of sales.  No provision for impairment was recorded for our unsold residential condominium units at either December 31, 2022 or 2021.

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate and condominium units for sale for the years ended December 31, 2022 and 2021, respectively, and no provision for impairment was recorded during the years ended December 31, 2022 or 2021, respectively.

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

k.    Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letter of credit (see Note 11 - Loans Payable and Secured Line of Credit for further information), deposits on residential condominium sales at 77 Greenwich, condominium sales proceeds that have not yet been transferred to the lender and tenant related security deposits.

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

Revenues on sale of residential condominiums reflects the gross sales price from sales of residential condominium units which are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, as well as salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, in addition to qualifying interest and financing costs.  See also g. Residential Condominium Units for Sale above.

m.

Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.  Shares that are forfeited are added back into the pool of shares available under the Stock Incentive Plan, see Note 13 – Stock-Based Compensation, Plan, and any recorded expense related to forfeited shares are reversed in the year of forfeiture.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2022 and 2021, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2022, our tax returns for the years ended December 31, 2018 through December 31, 2021 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2017 or 2018 through December 31, 2021, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. 7,179,000 warrants exercisable at $4.31 per share were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the years ended December 31, 2022 and 2021.  Shares issuable at December 31, 2022 comprising 238,060 restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the year ended December

31, 2022. Shares issuable at December 31, 2021 comprising 310,074 restricted stock units that have vested but not yet settled were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the year ended December 31, 2021.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable and secured line of credit in the consolidated balance sheets for mortgage financings and had an unamortized balance of $2.1 million and $5.1 million at December 31, 2022 and 2021, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net, in the consolidated balance sheets and had an unamortized balance of $1.3 million and $2.9 million at December 31, 2022 and 2021, respectively. Unamortized deferred finance costs are expensed when the associated debt is refinanced with a new lender or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Accounting Standards Updates

Recently Adopted Accounting and Reporting Guidance

In July 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) No. 2021-05 Leases (Topic 842) Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 amends the lease classification requirements for lessors when classifying and accounting for a lease with variable lease payments that do not depend on a reference rate index or a rate. The update provides criteria, that if met, the lease would be classified and accounted for as an operating lease. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and it did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. The Company has adopted this standard effective January 1, 2023. The adoption of this standard primarily applied to the valuation of the Company’s accounts receivable. Implementation of this standard did not have a material impact on our financial position.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective beginning on March 12, 2020, and all entities may elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of these accounting standards updates but do not expect that the adoption of ASU 2020-04 and ASU 2022-06 will have a material impact on our consolidated financial statements and related disclosures.

NOTE 3 – RESIDENTIAL CONDOMINIUM UNITS FOR SALE

Residential condominium units for sale as of December 31, 2022 and 2021 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 14 closings having occurred through December 31, 2021 and an additional 14 closings during the year ended December 31, 2022.

NOTE 4 – REAL ESTATE, NET and INTANGIBLE ASSETS, NET

As of December 31, 2022 and 2021, real estate, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2022	2021

Building and building improvements	$51,141	$51,141
Tenant improvements	221	200
Furniture and fixtures	847	775
Land and land improvements	28,847	28,847
	81,056	80,963
Less: accumulated depreciation	16,405	13,629
	$64,651	$67,334

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of December 31, 2022 and December 31, 2021.  Depreciation expense amounted to approximately $4.0 million, $4.0 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In May 2018, we closed on the acquisition of 237 11th, a 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to water damage in apartment units and other property at 237 11th resulting from construction defects, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.  As of December 31, 2022, the property was 100% leased.

As of December 31, 2022 and 2021, intangible assets, net consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $3.4 million and $2.7 million at December 31, 2022 and 2021, respectively. Amortization expense amounted to $740,000 for each of the three years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the estimated annual amortization of intangible assets for each of the five succeeding years and thereafter is as follows (dollars in thousands):

Real Estate
Tax
Abatement
Year	Amortization
2023	$740
2024	740
2025	740
2026	740
2027	740
Thereafter	3,992

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.3 million having been paid to us as of December 31, 2022 from the SCA, with approximately $243,000 remaining to be paid. We have also received an aggregate of $54.7 million in reimbursable construction costs from the SCA through December 31, 2022. In April 2020, the SCA closed on the purchase of the school condominium unit with us, at which point title transferred to the SCA, and the SCA has recently completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.  We have also guaranteed certain obligations with respect to the construction of the school.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2022 and 2021, prepaid expenses and other assets, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2022	2021

Prepaid expenses	$2,494	$673
Deferred finance costs warrants	2,184	2,184
Other	1,066	2,736
	5,744	5,593
Less: accumulated amortization	1,970	1,467
	$3,774	$4,126

NOTE 6 – INCOME TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Current:
Federal	$—	$—	$—
State	288	265	306
	$288	$265	$306
Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Tax expense	$288	$265	$306

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes	13.6%	16.7%	6.3%
Permanent non-deductible expenses	(0.1)%	(0.3)%	5.0%
Change of valuation allowance	(36.0)%	(38.5)%	(27.8)%

Effective income tax rate	(1.5)%	(1.1)%	4.5%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Charitable contributions	$6	$1
Net operating loss carry forwards	74,313	66,851
Depreciation (including air rights)	5,717	5,737
Lease liability	359	507
Other	212	256
Pension costs	225	—
Investment in joint ventures	448	777
Accrued expenses	356	332
Total deferred tax assets	$81,636	$74,461
Valuation allowance	(78,285)	(70,134)
Deferred tax asset after valuation allowance	$3,351	$4,327

Deferred tax liabilities:
Intangibles	$(2,706)	$(3,003)
Other	(261)	(253)
Pension costs	—	(571)
Right-of-use asset	(384)	(500)
Total deferred tax liabilities	$(3,351)	$(4,327)
Net deferred tax assets	$—	$—

Current deferred tax assets	$—	$—
Long-term deferred tax assets	—	—
Total deferred tax assets	$—	$—

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

Other

As of December 31, 2022, we had federal NOLs of approximately $275.8 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward.  Since 2009 through December 31, 2022, we have utilized approximately $20.1 million of our federal NOLs.  As of December 31, 2022, we also had state NOLs of approximately $193.8 million. These state NOLs have various expiration dates through 2021, if applicable. We also had New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $78.3 million and $70.1 million as of December 31, 2022 and 2021, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance in deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

NOTE 7 – RENTAL REVENUE

Our retail property located in Paramus, New Jersey is 100% leased to two tenants as of December 31, 2022, one lease expired on March 31, 2023 and elected not to renew their lease, and the other expires on March 31, 2024.

Our multi-family property at 237 11th is occupied by tenants who have leases ranging from one to two years and three retail tenants with leases expiring in 2027, 2032 and 2036, respectively.

We currently have one retail lease signed at 77 Greenwich which expires in 2033.

Future minimum rent due under non-cancellable tenant operating leases (excluding license agreements) as of December 31, 2022 is as follows (dollars in thousands):

Future Minimum
Year	Rent
2023	$3,372
2024	831
2025	467
2026	484
2027	445
Thereafter	2,220
$7,819

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the consolidated loans payable, Corporate Credit Facility, the secured line of credit and note payable approximated their carrying values as they are variable-rate instruments under Level 1.  The warrant liability is recorded at fair value under Level 2.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2022. The fair value of pension plan assets was $12.6 million at December 31, 2022. These assets are valued in active liquid markets under Level 2.

We recognized the fair values of all derivatives in prepaid expenses and other assets, net on our consolidated balance sheets based on Level 2 information.  Derivatives that are not hedges are adjusted to fair value through earnings.  The changes in the fair value of the derivative is offset against the change in fair value of the hedged asset through interest expense, net for the years ended December 31, 2022 and 2021, respectively.  Reported net loss may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of hedging instruments and hedged items, but will have no effect on cash flows.

The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2022 and 2021, respectively (dollars in thousands):

	Fair Value Asset as of December 31,		Change in Fair Value as of December 31,		Notional Amount	All-In Capped Rate	Interest Rate Cap Expiration Date
	2022	2021	2022	2021
Interest Rate Caps:
77 Mortgage Loan	$1,298	$59	$1,239	$(12)	$100,000	2.5%	11/1/2023
237 11th Loans	707	30	677	(2)	60,000	2.5%	7/9/2023
Included in prepaid expenses and other assets, net	$2,005	$89	$1,916	$(14)

NOTE 9 – PENSION PLANS

Defined Benefit Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006.  At December 31, 2022, we had recorded an underfunded pension balance of $651,000 which is included in pension liability on the accompanying consolidated balance sheet, and as of December 31, 2021 we had recorded an overfunded pension balance of $1.6 million which is included in prepaid expenses and other assets, net on the accompanying consolidated balance sheet.  These balances do not include the estimated cost to us of terminating the plan in a standard termination, which would require us to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. We have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.1 million to the Syms sponsored plan from September 17, 2012 through December 31, 2022. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during each of the years ended December 31, 2022, 2021 and 2020, respectively.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$14,308	$ $ 14,224
Interest cost	694	665
Actuarial (gain) loss	(888)	344
Gross benefits paid	(846)	(925)
Net benefit obligation - end of period	$13,268	$14,308

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$15,940	$14,568
Employer contributions	400	400
Gross benefits paid	(846)	(925)
(Loss) return on plan assets	(2,877)	1,897
Fair value of plan assets - end of period	$12,617	$15,940

(Under) over funded status at end of period	$(651)	$1,632

The pension expense includes the following components (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
COMPONENTS OF NET PERIODIC COST:
Interest cost	$694	$665	$658
Gain on assets	(953)	(842)	(758)
Amortization of loss	—	105	247
Net periodic (benefit) cost	$(259)	$(72)	$147

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%	0.0%

The expected long-term rate of return on plan assets was 6% for the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022 the benefits expected to be paid in the next five years and then in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount
2023	$1,078
2024	1,069
2025	1,072
2026	1,061
2027	1,061
2028-2032	4,147

The fair values and asset allocation of our plan assets as of December 31, 2022 and 2021 and the target allocation for fiscal 2022, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2022		December 31, 2021
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value	Assets	Fair Value (1)	Assets
Cash and equivalents	0% to 10%	$748	6%	$928	6%
Equity securities	40% to 57%	8,870	61%	9,678	61%
Fixed income securities	35% to 50%	2,999	33%	5,334	33%
Total		$12,617	100%	$15,940	100%

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheets the unfunded status of the benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

401(k) Plan – We have established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $61,000, $69,000 and $71,000 in matching contributions to this plan during the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 10 – COMMITMENTS

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $470,000, $447,000 and $439,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The remaining lease obligation, excluding any extension options, for our corporate office is as follows (dollars in thousands):

Future
Minimum
Year Ended	Rentals
2023	$470
2024	470
2025	116
Total undiscounted lease payments	$1,056
Discount	(19)
Lease Liability	$1,037

b.	Legal Proceedings - In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTE 11 – LOANS PAYABLE AND SECURED LINE OF CREDIT

Corporate Credit Facility

In December 2019, we entered into a multiple draw credit agreement aggregating $70.0 million (the “Corporate Credit Facility,” or “CCF”), which may be increased by $25.0 million subject to satisfaction of certain conditions and the consent of the lender (the “CCF Lender”).  Draws under the Corporate Credit Facility were allowed during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). The CCF matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the CCF to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital.

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments, dated as of October 22, 2021 and November 10, 2021, to our CCF pursuant to which, among other things, the parties agreed that (a) no additional funds will be drawn under the CCF, (b) the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023, (c) the Company will prepay the outstanding principal balance of the CCF in an amount no less than $7.0 million on or prior to May 1, 2023 and (d) the multiple on invested capital (the “MOIC”) provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF loan was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million. We entered into an amendment in November 2022, which eliminated the minimum liquidity requirement.

The CCF had an outstanding balance of $35.75 million at both December 31, 2022 and 2021, excluding deferred finance fees of $1.3 million and $2.9 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $6.1 million at December 31, 2022, of which approximately $419,000 was paid during the first week of January 2023, and $3.8 million at December 31, 2021, of which approximately $413,000 was paid during the first week of January 2022.  We are in discussions with the CCF Lender regarding the deferment of upcoming interest payments and a $7.0 million amortization payment due on May 1, 2023.   As of December 31, 2022, we were in compliance with all covenants of the CCF.

The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at December 31, 2022 and 2021 was 10.0% and 9.5%, respectively.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of December 31, 2022, we had paid $1.85 million of the commitment fee.  With the reduction in the committed amount under the CCF, no further commitment fee is due.  The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid. The CCF is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the CCF. Upon final repayment of the CCF, the MOIC amount equal to 30% of the initial CCF amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the CCF consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property.

The CCF provides that we and our subsidiaries must comply with various affirmative and negative covenants including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding corporate loan to value and net worth. Under the CCF, we are permitted to repurchase up to $2.0 million of our common stock pursuant to board approved programs with CCF proceeds, $1.5 million with other sources of cash and otherwise subject to the consent of the required lenders. The CCF also provides for certain events of default, including cross-defaults to our other loans, and for a guaranty of the CCF obligations by our loan party subsidiaries.

Pursuant to the terms of the CCF, so long as the CCF is outstanding and the CCF Lender is owed or holds greater than 50% of the sum of (x) the aggregate principal amount of the balance outstanding and (y) the aggregate unused commitments, the CCF Lender will have the right to appoint one member to our and each of our subsidiary’s board of directors or equivalent governing body (the “Designee”). At the election of the CCF Lender, a board observer may be selected in lieu of a board member. The Designee may also sit on up to three committees of the board of directors or equivalent governing body of ours and each subsidiary of the Designee’s choosing from time to time. The Designee will be entitled to receive customary reimbursement of expenses incurred in connection with his or her service as a member of the board and/or any committee thereof but will not, except in the case of an independent director, receive compensation for such service.

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the CCF, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below), the amendment to the 77 Greenwich Construction Facility (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the CCF was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the CCF and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the CCF was amended from $6.50 per share to $4.31 per share (the “Warrant Agreement Amendment”) (see Note 12 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

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

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). The 77 Greenwich Construction Facility had an aggregate balance of $159.4 million at the time it was repaid in full at closing of the 77 Mortgage Loan.  We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and the balance of the funds used to repay the facility were obtained from an increase in the Mezzanine Loan, the Berkley Partner Loan as well as funds raised through the Private Placement.   At loan closing in October 2021, $33.6 million was available to be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold.

The 77 Mortgage Loan has a two-year term, maturing on October 1, 2023, with an option to extend for an additional year, if the loan balance is $70.0 million or less and we purchase a new interest rate cap.  The 77 Mortgage Loan is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. If cash flow from 77 Greenwich (including proceeds from the sales of residential condominium units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan is not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender may in its discretion force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Lender elected to force fund the 77 Mortgage Loan in October 2022.  The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower is required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.  Based on sales closed through March 31, 2023, we met this sales covenant.  In November 2022, we amended the 77 Mortgage Loan to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement. At that time, we drew down $3.0 million under the letter of credit to fund an interest reserve and $1.0 million to pay down the PIK balance. The Company determined that the 77 Mortgage Loan was considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the 77 Mortgage Loan will be treated as a modification with no gain or loss recognized during the year ended December 31, 2022 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

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

As of December 31, 2022, the 77 Mortgage Loan had a balance of $120.5 million, which includes $4.7 million in PIK interest.  In 2022, the 77 Mortgage loan was paid down by approximately $47.8 million through closed sales of residential condominium units.  As of December 31, 2022, we were in compliance with all covenants under the 77 Mortgage Loan.

As of December 31, 2022, we had received our TCOs for the condominium units on floors 11-35 (except the units noted below), lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  As of March 1, 2023, we had received TCOs for 100% of the residential units.  Upon the granting of our first TCO in March 2021 and having 16 units under contract, our offering plan was declared effective.   In connection with the December 2020 amendment, we paid down $8.0 million of the 77 Greenwich Construction Facility and funded certain reserves to the lender, a portion of which was funded by a release of certain cash collateral and the balance of which was funded by the Mezzanine loan (see below).

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally for the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Greenwich Construction Facility. At closing the blended interest rate for the 77 Greenwich Construction Facility and the Mezzanine Loan, assuming the 77 Greenwich Construction Facility and the Mezzanine Loan are fully drawn, was 9.44% on an annual basis. As of December 31, 2022, the blended interest rate was 10.2%.  Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Greenwich Construction Facility, but if the 77 Greenwich Construction Facility is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Greenwich Lender in connection with the 77 Greenwich Construction Facility.

In October 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflects interest previously accrued under the original Mezzanine Loan, (ii) reflected the pledge of the equity interests in the Mortgage Borrower to the Mezzanine Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated). In November 2022, we amended the Mezzanine Loan Agreement to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement.

As of December 31, 2022, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $5.8 million.

As of December 31, 2022, we were in compliance with the covenants of the Mezzanine Loan.

237 11th Loans

In May 2018, in connection with the acquisition of 237 11th, we entered into two-year interest-only financings with an aggregate principal amount of $67.8 million, which was comprised of a $52.4 million mortgage loan and a $15.4 million mezzanine loan. The mezzanine loan was repaid in full in February 2020.   In June 2021, we repaid the mortgage loan’s balance of $56.4 million in full and paid an exit fee of $567,000.

Simultaneously, in June 2021, in connection with the refinancing of the mortgage loan, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by Natixis, bearing interest at a blended rate of 3.05% per annum. The LIBOR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests, but requires a new interest rate cap be purchased by the Company.  $1.5 million of the 237 11th Senior Loan proceeds were initially held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.

In December 2022, we amended the 237 11th Loans to allow for the funding of the undrawn operating expense shortfall holdback, force fund the undrawn portion of the leasing related costs and convert the loan benchmark from LIBOR to SOFR. The Company determined that the 237 11th Loans are considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the 237 11th Loans will be treated as modifications with no gain or loss recognized during the year ended December 31, 2022 as the carrying amount of each loan was not greater than the respective undiscounted cash flows of the modified loans.  As of December 31, 2022, there was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan.  We are currently exploring a potential refinancing of our 237 11th Loans.

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

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. As of December 31, 2022, we were in compliance with the covenants of the 237 11th Loans, except for the minimum liquidity requirement.  The lender has agreed in principle to waive this requirement through the initial maturity date of the loan of July 9, 2023 and the parties are working on documentation.

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

Secured Line of Credit

Our $11.75 million secured line of credit is secured by the Paramus, New Jersey property.  The secured line of credit, which was scheduled to mature on March 23, 2023, was extended to May 22, 2023.  The Paramus property had been under contract for sale pursuant to a purchase and sale agreement, which was subject to site plan approval.  The agreement was terminated by the buyer in January 2023.  The Company is in discussions with the lender regarding a further extension. The secured line of credit bears interest at the prime rate. The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $9.75 million and $12.75 million at December 31, 2022 and 2021, respectively, and an effective interest rate of 7.5% and 3.25% as of December 31, 2022 and 2021, respectively.

Note Payable (250 North 10th Note)

We owned a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property through a wholly-owned special purpose entity. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan had a balance of $5.9 million at December 31, 2022 and 2021, respectively, bore interest at 7.0% and was prepayable any time within its four year term.  We sold our interest in the joint venture to our joint venture partner in February 2023.  See also Note 14 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of December 31, 2022, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal

2023	$226,429
2024	35,750
2025	—
2026	—
2027	—
262,179
Less: deferred finance costs, net	(3,375)
Total loans, secured line of credit, and note payable, net	$258,804

Interest Expense, net

Consolidated interest expense (income), net includes the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Interest expense	$20,616	$21,238	$17,174
Interest capitalized	(4,915)	(13,314)	(15,577)
Interest income	—	(2)	(57)
Interest expense, net	$15,701	$7,922	$1,540

NOTE 12 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of December 31, 2022 and 2021, there were 43,448,384 shares and 43,024,424 shares of common stock issued, respectively, and 36,907,862 shares and 36,626,549 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 11 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended to be $4.50 per share.  In connection with the October 2021 Private Placement, the exercise price of the warrants were further reduced to $4.31 per share (the “Exercise Price”), which is payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants were valued at approximately $76,000 and $1.1 million at December 31, 2022 and 2021, respectively.  The unrealized gain of $1.0 million and $73,000 from the change in fair value of the Warrants during the years ended December 31, 2022 and 2021, respectively, was recorded in the consolidated statements of operations and comprehensive (loss) income.

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Corporate Credit Facility described in Note 11– Loans Payable and Secured Line of Credit, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Corporate Credit Facility.

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

We sold no shares of our common stock during the year ended December 31, 2022.  During the year ended December 31, 2021, we sold 701,327 shares of our common stock for aggregate gross proceeds of approximately $1.4 million (excluding approximately $169,000 in professional and brokerage fees) at a weighted average price of $1.95 per share.

The ATM Program is currently unavailable as a result of the late filing of the Company’s Quarterly Report on Form 10-Q for the second quarter of 2022.

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

From inception of the stock repurchase program through December 31, 2020, the Company repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of December 31, 2022, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the years ended December 31, 2022 or 2021.

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

NOTE 13 – STOCK-BASED COMPENSATION

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares and in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares. Our SIP activity as of December 31, 2022 and 2021 was as follows:

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,569,449	-	548,370	-
Additional shares approved by stockholders	-	-	1,500,000	-
Granted to employees	(333,500)	$1.84	(310,000)	$1.25
Granted to non-employee directors	(86,408)	$1.25	(61,167)	$1.77
Deferred under non-employee director's deferral program	(152,217)	$1.25	(107,754)	$1.77
Forfeitures by former employees	60,500	$1.68	—	-
Balance available, end of period	1,057,824	-	1,569,449	-

Restricted Stock Units

We grant RSUs to certain executive officers and employees as part of compensation. These grants generally have vesting dates ranging from immediate vest at grant date to three years, with a distribution of shares at various dates ranging from the time of vesting up to seven years after vesting. Shares that are forfeited are added back into the pool of shares available under the SIP, and any recorded expense related to forfeited shares are reversed in the year of forfeiture.

During the year ended December 31, 2022, we granted 333,500 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $340,000 in stock-based compensation expense related to these shares was amortized during the year ended December 31, 2022, of which approximately $29,000 was capitalized into residential condominium units for sale with the remaining net amount recognized in the consolidated statement of operations and comprehensive loss.

Total stock-based compensation for the years ended December 31, 2022, 2021 and 2020 totaled $507,000, $604,000 and $1.0 million,  respectively, of which approximate $44,000, $127,000 and $305,000, respectively, was  capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive (loss) income.

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	551,083	$2.14	469,000	$3.43
Granted RSUs	333,500	$1.84	310,000	$1.25
Vested	(296,084)	$2.22	(227,917)	$3.59
Forfeited by former employees	(60,500)	$1.68	—	$—
Non-vested at end of period	527,999	$1.80	551,083	$2.14

As of December 31, 2022, there was approximately $213,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2024.

During the year ended December 31, 2022, we issued 366,099 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 171,196 shares to provide for the employees’ withholding tax liabilities.

During the year ended December 31, 2022, we issued 86,408 shares of common stock to non-employee directors who received a portion of their annual compensation in shares of the Company’s common stock.

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

As of December 31, 2022 and 2021 a total of 437,170 and 284,913 stock units, respectively, have been deferred under the Deferral Program.

NOTE 14 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

We owned a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the Berkley Loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bore interest at a fixed rate of 2.717% and was interest only during the initial five years.  We and our joint venture partner were joint and several recourse carve-out guarantors under the New Berkley Loan. In October 2021, we entered into a loan agreement with our joint venture partner (see Note 11 – Loans Payable and Secured Line of Credit – The Berkley Partner Loan),  which was repaid in full when this property was sold in April 2022 for $70.8 million. In connection with the sale of the property, the Berkley JV recognized a gain on sale of approximately $9.0 million as well as a gain of $2.0 million upon settlement of the underlying interest rate swap.

As of December 31, 2022 we owned a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York. On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. The non-recourse 250 North 10th Note bears interest at 3.39% for the duration of the loan term and has covenants, defaults and a non-recourse carve out guaranty executed by us.  Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. We earned an acquisition fee at closing and are entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.   As of December 31, 2022, the net carrying amount of our investment in this entity was approximately $4.4 million and our maximum exposure to loss in this entity is limited to the carrying amount of our investment.  We sold our interest in this joint venture to our joint venture partner in February 2023.

As we do not control the 250 North 10th JV (and did not control The Berkley JV), we account for these joint ventures under the equity method of accounting. We entered into an interest rate swap on February 28, 2020, whereby we recognized our share of the fair value liability of approximately $77,000 of income and $77,000 of loss for the year ended December 31, 2022 and 2021, respectively.  The combined balance sheets for our unconsolidated joint ventures at December 31, 2022 and 2021 are as follows (dollars in thousands):

	December 31,	December 31,
	2022	2021

ASSETS

Real estate, net	$113,571	$164,143
Cash and cash equivalents	1,345	1,244
Restricted cash	731	891
Tenant and other receivables, net	197	225
Prepaid expenses and other assets, net	2,185	315
Intangible assets, net	9,047	21,527
Total assets	$127,076	$188,345

LIABILITIES

Mortgages payable, net	$80,495	$112,934
Accounts payable and accrued expenses	1,507	1,849
Total liabilities	82,002	114,783

MEMBERS’ EQUITY

Members’ equity	48,677	87,654
Accumulated deficit	(3,603)	(14,092)
Total members’ equity	45,074	73,562

Total liabilities and members’ equity	$127,076	$188,345

Our investments in unconsolidated joint ventures	$4,386	$17,938

The combined statements of operations for the unconsolidated joint ventures through the date of sale for the years ended December 31, 2022, 2021, and 2020 are as follows (dollars in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Revenues
Rental revenues	$11,383	$12,679	$12,747

Total revenues	11,383	12,679	12,747

Operating Expenses
Property operating expenses	3,596	4,065	3,605
Real estate taxes	72	100	94
Amortization	1,974	2,479	5,676
Depreciation	3,032	3,937	3,833

Total operating expenses	8,674	10,581	13,208

Gain on sale of real estate	8,981	—	—

Operating income (loss)	11,690	2,098	(461)

Gain on sale of interest rate swap	2,005	—	—
Interest expense	(3,138)	(3,806)	(3,780)
Interest expense - amortization of deferred finance costs	(221)	(289)	(1,881)
Interest income (expense) - change in fair market value of interest rate swap	153	(153)	—

Net income (loss)	$10,489	$(2,150)	$(6,122)

Our equity in net income (loss) from unconsolidated joint ventures	$5,294	$(555)	$(1,571)

NOTE 15 – SUBSEQUENT EVENTS

In February 2023, we sold our interest in 250 N 10th Avenue to our joint venture partner resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan and release from the mortgage guaranty.

Our secured line of credit, which was scheduled to mature on March 22, 2023, had its maturity date extended to May 22, 2023.  The Paramus property purchase and sale agreement, which was subject to site plan approval, was terminated by the buyer in January 2023.  The Company is in discussions with the lender regarding a further extension.

Other than as disclosed above and elsewhere in these consolidated financial statements, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(dollars in thousands)

		Initial Cost					Amounts at which Carried at December 31, 2022
				Building,	Cost	Building,			Building,
				Building and	Capitalized	Building and			Building and			Date of
		Land and	Real Estate	Tenant	Subsequent	Tenant		Real Estate	Tenant			Acquisition
Property		Land	Under	Improvements	to	Improvements		Under	Improvements		Accumulated	(A) / Construction
Description	Encumbrances (1)	Improvements	Development	(2)	Acquisition	(2)	Land	Development	(2)	Total	Depreciation	(C)

Brooklyn, New York	59,650	27,939	—	42,177	—	249	27,939	—	42,426	70,365	7,456	2018 (A) / 2017(C)

Paramus, NJ	9,750	908	—	3,647	—	6,136	908	—	9,783	10,691	8,949	1980 (A) / 1984(C)

	$69,400	$28,847	$—	$45,824	$—	$6,385	$28,847	$—	$52,209	$81,056	$16,405
(1)	Encumbrances are net of deferred finance costs of approximately $350,000.
(2)	Depreciation on buildings and improvements reflected in the consolidated statements of operations and comprehensive (loss) income is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(a) Reconciliation of Total Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Balance at beginning of period	$80,963	$80,908
Additions	93	55
Balance at end of period	$81,056	$80,963

The aggregate cost of land, building and improvements, before depreciation, for federal income tax purposes at December 31, 2022 and 2021 was $81.0 million (unaudited) and $81.0 million (unaudited), respectively.

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Balance at beginning of period	$13,629	$10,868
Depreciation related to real estate	2,776	2,761
Balance at end of period	$16,405	$13,629