Form 10-Q
period 2023-03-31
Trinity Place Holdings Inc.
filed 2023-05-15
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

    No ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧    No ◻

As of May 15, 2023, there were 37,246,004 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	March 31,	December 31,
	2023	2022

ASSETS

Real estate, net	$63,990	$64,651
Residential condominium units for sale	194,858	202,999
Cash and cash equivalents	2,582	1,548
Restricted cash	16,169	20,507
Prepaid expenses and other assets, net	2,893	3,774
Investments in unconsolidated joint ventures	—	4,386
Receivables	261	262
Deferred rents receivable	183	163
Right-of-use asset	850	945
Intangible assets, net	7,507	7,692
Total assets	$289,293	$306,927

LIABILITIES

Loans payable, net	$198,894	$208,762
Corporate credit facility, net	34,676	34,429
Secured line of credit, net	11,750	9,750
Note payable	—	5,863
Accounts payable and accrued expenses	21,201	19,018
Pension liability	651	651
Lease liability	931	1,037
Warrant liability	10	76
Total liabilities	268,113	279,586

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 43,903,363 and 43,448,384 shares issued at March 31, 2023 and December 31, 2022, respectively; 37,163,137 and 36,907,862 shares outstanding at March 31, 2023 and December 31, 2022, respectively	439	435
Additional paid-in capital	144,980	144,879
Treasury stock (6,740,226 and 6,540,522 shares at March 31, 2023 and December 31, 2022, respectively)	(57,610)	(57,461)
Accumulated other comprehensive loss	(3,507)	(3,626)
Accumulated deficit	(63,122)	(56,886)

Total stockholders’ equity	21,180	27,341

Total liabilities and stockholders’ equity	$289,293	$306,927

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022

Revenues
Rental revenues	$1,511	$1,260
Other income	120	16
Sales of residential condominium units	13,097	6,069

Total revenues	14,728	7,345

Operating Expenses
Property operating expenses	1,267	804
Real estate taxes	463	390
General and administrative	1,444	1,502
Pension related costs	144	158
Cost of sales - residential condominium units	12,309	5,721
Transaction related costs	113	—
Depreciation and amortization	1,000	1,003

Total operating expenses	16,740	9,578

Operating loss	(2,012)	(2,233)

Equity in net (loss) income from unconsolidated joint ventures	(4)	746
Equity in net gain on sale of unconsolidated joint venture property	3,058	—
Unrealized gain (loss) on warrants	66	(369)
Interest expense, net	(6,328)	(2,769)
Interest expense - amortization of deferred finance costs	(892)	(436)

Loss before taxes	(6,112)	(5,061)

Tax expense	(124)	(70)

Net loss attributable to common stockholders	$(6,236)	$(5,131)

Other comprehensive (loss) income:

Unrealized gain on pension liability	119	119
Comprehensive loss attributable to common stockholders	$(6,117)	$(5,012)

Loss per share - basic and diluted	$(0.17)	$(0.14)

Weighted average number of common shares - basic and diluted	37,605	37,104

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2022	43,448	$435	$144,879	(6,541)	$(57,461)	$(56,886)	$(3,626)	$27,341

Net loss attributable to common stockholders	—	—	—	—	—	(6,236)	—	(6,236)
Settlement of stock awards	455	4	—	(199)	(149)	—	—	(145)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	101	—	—	—	—	101

Balance as of March 31, 2023	43,903	$439	$144,980	(6,740)	$(57,610)	$(63,122)	$(3,507)	$21,180

FOR THE THREE MONTHS ENDED MARCH 31, 2022

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

Net loss attributable to common stockholders	—	—	—	—	—	(5,131)	—	(5,131)
Settlement of stock awards	364	4	—	(153)	(295)	—	—	(291)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	169	—	—	—	—	169

Balance as of March 31, 2022	43,388	$434	$144,451	(6,551)	$(57,461)	$(41,327)	$(1,224)	$44,873

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(6,236)	$(5,131)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization and amortization of deferred finance costs	1,892	1,439
Other non-cash adjustment - paid-in-kind interest	(153)	—
Stock-based compensation expense	99	123
Gain on sale of joint venture real estate	(3,058)	—
Deferred rents receivable	(20)	(4)
Other non-cash adjustments - pension expense	119	119
Unrealized gain on warrants	(66)	369
Equity in net loss (income) from unconsolidated joint ventures	4	(746)
Distributions from unconsolidated joint ventures	—	168
Decrease (increase) in operating assets:
Residential condominium units for sale	8,221	3,548
Receivables	1	24
Prepaid expenses and other assets, net	756	(1,008)
Increase in operating liabilities:
Accounts payable and accrued expenses	2,525	1,474
Net cash provided by operating activities	4,084	375

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(29)	(64)
Net proceeds from sale of unconsolidated joint venture	7,240	—
Net cash provided by (used in) investing activities	7,211	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	—	2,390
Proceeds from secured line of credit	2,000	—
Repayment of loans	(10,591)	(11,642)
Repayment of note payable	(5,863)	—
Settlement of stock awards	(145)	(291)
Net cash used in financing activities	(14,599)	(9,543)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,304)	(9,232)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	22,055	24,845
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,751	$15,613

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$1,548	$4,310
RESTRICTED CASH, BEGINNING OF PERIOD	20,507	20,535
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$22,055	$24,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,582	$1,381
RESTRICTED CASH, END OF PERIOD	16,169	14,232
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,751	$15,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$5,015	$3,050
Cash paid during the period for: Taxes	$115	$66

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$78	$583
Capitalized stock-based compensation expense	$2	$18

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2023

Note 1 – Business

Overview

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us,” is a real estate holding, investment, development and asset management company. Our largest asset is a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), as well as a property occupied by a retail tenant in Paramus, New Jersey. In February 2023, we sold our 10% interest in a joint venture that owned a multifamily property at 250 North 10th Street in Brooklyn, New York (“250 North 10th”).

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $282.9 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2023, which can be used to reduce our future taxable income and capital gains.

Liquidity and Going Concern; Management’s Plans; Recent Developments

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, had a significant adverse impact on our business.  More recently, the economic downturn, increased interest rates and high inflation have also impacted our business.   As of March 31, 2023, we had total cash and restricted cash of $18.8 million, of which approximately $2.6 million was cash and cash equivalents and approximately $16.2 million was restricted cash.  The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses over the next 12 months, unless we are able to extend or refinance our maturing debt and raise additional capital, creating substantial doubt about our ability to continue as a going concern. Management is exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives.  Potential strategic alternatives that may be evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company.  The Company reached agreement with its CCF lender regarding, among other things, the deferment of cash interest payments and a $7 million prepayment until August 31, 2023, subject to extension in certain circumstances, which also provided that the Company will enter into a strategic transaction that results in the repayment of the CCF or prepay the CCF by $5 million from equity proceeds by such date.  The Company’s subsidiary borrower under the secured line of credit also entered into an amendment to that agreement extending the maturity date to March 22, 2024 and reducing the interest rate to 2.5% until such date.  See Note 14 – Subsequent events for further information on the amendments.  The Company is also exploring a refinancing of the debt in respect of 237 11th.  Given the current financial market challenges and a slowdown in lending and other transactions, there can be no assurance that we will be able to enter into a strategic transaction or prepay the CCF by the agreed-upon date, or that our cash position will extend through that date or that we will be able to enter into any future extensions, amendments or waivers with these or other lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.  Further, in the event that market conditions preclude our ability to consummate such transactions, we will be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to filing for bankruptcy protection or seeking an out-of-court restructuring of our liabilities.

While construction at 77 Greenwich has taken longer than projected and the impact of the pandemic and broader economic conditions have impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units, including five units since December 31, 2022, for a total of 33 units as of March 31, 2023. Following the failure of Silicon Valley Bank in March 2023 and subsequent additional bank failures and related stresses, the pace of signing and closing contracts on residential condominium units has slowed markedly, with one contract being closed since that time period.  Although we anticipate the pace will normalize in the near term in light of historical trends, predictions are inherently uncertain and there can be no assurances that it will do so in the near term or at all.

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

The accompanying unaudited consolidated interim financial information also conform with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial information should be read in conjunction with our December 31, 2022 audited consolidated financial statements filed on Form 10-K, (the “2022 Annual Report”).

a.    Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are or were wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, The Berkley, which was sold in April 2022, and 250 North 10th, which was sold in February 2023, are included in our consolidated statements of operations and comprehensive (loss) income (see Note 13 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2023, we had no VIEs.

b.

Investments in Unconsolidated Joint Ventures - We accounted for our investments in unconsolidated joint ventures, namely, The Berkley, which was sold in April 2022, and 250 North 10th, which was sold in February 2023, under the equity method of accounting (see Note 13 - Investments in Unconsolidated Joint Ventures for further information).

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

77 Greenwich is a condominium development project which includes residential condominium units that are ready for sale.  Residential condominium units for sale as of March 31, 2023 and December 31, 2022 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units for sale are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units are evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments are recorded immediately in cost of sales.  No provision for impairment was recorded for our unsold residential condominium units during the three months ended March 31, 2023 or 2022, respectively.

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate for the three months ended March 31, 2023 and 2022, respectively, and no provision for impairment was recorded during the three months ended March 31, 2023 or 2022, respectively.

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

k.    Restricted Cash - Restricted cash represents amounts required to be restricted under our loan agreements, letter of credit (see Note 6 - Loans Payable and Secured Line of Credit for further information), deposits on residential condominium sales at 77 Greenwich, condominium sales proceeds that have not yet been transferred to the lender and tenant related security deposits.

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

Revenues on sale of residential condominiums reflects the gross sales price from sales of residential condominium units which are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, as well as salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, in addition to qualifying interest and financing costs.  See also Note 2g. Residential Condominium Units for Sale above.

m.

Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 12 – Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.  Shares that are forfeited are added back into the pool of shares available under the Stock Incentive Plan (see Note 12 – Stock-Based Compensation), and any recorded expense related to forfeited shares are reversed in the year of forfeiture.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both March 31, 2023 and December 31, 2022, we had determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2023, our tax returns for the years ended December 31, 2018 through December 31, 2022 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2017 or 2018 through December 31, 2022, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. 7,179,000 warrants exercisable at $4.31 per share were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three months ended March 31, 2023 and 2022.  Shares issuable at March 31, 2023 comprising 104,030 restricted stock units that have vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three months ended March 31, 2023. Shares issuable at March 31, 2022 comprising 228,060 restricted stock units that had vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three months ended March 31, 2022.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable in the consolidated balance sheets for mortgage financings and had an unamortized balance of $1.3 million and $2.1 million at March 31, 2023 and December 31, 2022, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net, in the consolidated balance sheets and had an unamortized balance of $1.1 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively. Unamortized deferred finance costs are expensed when the associated debt is refinanced with a new lender or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

q.    Deferred Lease Costs – Deferred lease costs consist of fees and incremental costs incurred to initiate and renew retail operating leases and are amortized to depreciation and amortization on a straight-line basis over the related non-cancelable lease term. Lease costs incurred under our residential leases are expensed as incurred.

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

Note 3 – Residential Condominium Units for Sale

Residential condominium units for sale as of March 31, 2023 and December 31, 2022 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 33 closings having occurred through March 31, 2023, and we have closed on one additional unit since March 31, 2023.

Note 4 – Real Estate, Net

As of March 31, 2023 and December 31, 2022, real estate, net, includes the following (dollars in thousands):

	March 31,	December 31,
	2023	2022

Building and building improvements	$51,141	$51,141
Tenant improvements	221	221
Furniture and fixtures	876	847
Land and land improvements	28,847	28,847
	81,085	81,056
Less: accumulated depreciation	17,095	16,405
	$63,990	$64,651

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of March 31, 2023 and December 31, 2022.  Depreciation expense amounted to approximately $690,000 and $693,000 for the three months ended March 31, 2023 and 2022.

In May 2018, we closed on the acquisition of 237 11th, a 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to water damage in apartment units and other property at 237 11th resulting from construction defects, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.  As of March 31, 2023, the property was 99.1% leased.

As of March 31, 2023 and December 31, 2022, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $3.6 million and $3.4 million at March 31, 2023 and December 31, 2022, respectively. Amortization expense amounted to $185,000 for each of the three months ended March 31, 2023 and 2022, respectively.

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.3 million having been paid to us as of March 31, 2023 from the SCA, with approximately $233,000 remaining to be paid. We have also received an aggregate of $54.9 million in reimbursable construction costs from the SCA through March 31, 2023.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.  We have also guaranteed certain obligations with respect to the construction of the school.

Note 5 – Prepaid Expenses and Other Assets, Net

As of March 31, 2023 and December 31, 2022, prepaid expenses and other assets, net, include the following (dollars in thousands):

	March 31,	December 31,
	2023	2022

Prepaid expenses	$1,746	$2,494
Deferred finance costs warrants	2,184	2,184
Other	1,058	1,066
	4,988	5,744
Less: accumulated amortization	2,095	1,970
	$2,893	$3,774

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

In connection with the December 2020 transaction noted below, the Company entered into an amendment to the CCF, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the CCF was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the CCF and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the CCF was amended from $6.50 per share to $4.31 per share (the “Warrant Agreement Amendment”) (see Note 11 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments, dated as of October 22, 2021 and November 10, 2021, to our CCF pursuant to which, among other things, the parties agreed that (a) no additional funds will be drawn under the CCF, (b) the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023, (c) the Company will prepay the outstanding principal balance of the CCF in an amount no less than $7.0 million on or prior to May 1, 2023 and (d) the multiple on invested capital (the “MOIC”) provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million. We entered into an amendment in November 2022, which eliminated the minimum liquidity requirement, and we entered into an amendment in April 2023, which, among other things, deferred upcoming cash interest payments as well as the $7.0 million amortization payment until August 31, 2023, subject to extension in certain circumstances, which also provides that the Company will enter into a strategic transaction that results in the repayment of the CCF or pre-pay the CCF by $5.0 million from equity by such date.  See Note 14 – Subsequent Events for additional information.

The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at March 31, 2023 and December 31, 2022 was 10.0% and 10.0%, respectively.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of March 31, 2023, we had paid $1.85 million of the commitment fee.  With the reduction in the committed amount under the CCF, no further commitment fee is due.  The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid. The CCF is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the CCF. Upon final repayment of the CCF, the MOIC amount equal to 30% of the initial CCF amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the CCF consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property. The Company determined that the CCF was considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the CCF will be treated as a modification with no gain or loss recognized during the three month period ended March 31, 2023 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

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

Pursuant to the terms of the CCF, so long as the CCF is outstanding and the CCF Lender is owed or holds greater than 50% of the sum of (x) the aggregate principal amount of the balance outstanding and (y) the aggregate unused commitments, the CCF Lender will have the right to appoint one member to our and each of our subsidiary’s board of directors or equivalent governing body (the “Designee”). At the election of the CCF Lender, a board observer may be selected in lieu of a board member. The Designee may also sit on up to three committees of the board of directors or equivalent governing body of ours and each subsidiary of the Designee’s choosing from time to time. The Designee will be entitled to receive customary reimbursement of expenses incurred in connection with his or her service as a member of the board and/or any committee thereof but will not, except in the case of an independent director, receive compensation for such service. On April 21, 2023, the Company entered into an amendment to the CCF, pursuant to which, among other things, the CCF Lender was granted the right to appoint an independent director to the Company’s Board of Directors (the “Independent Director Designee”), in addition to its existing right to appoint the Designee so long as the advances remain outstanding and the CCF Lender is owed or holds greater than 50% of the sum of the aggregate principal amount of advances outstanding and the aggregate unused commitments. At the election of the CCF Lender, a Board observer may be selected in lieu of the Independent Director Designee. The Independent Director Designee may sit on up to three Board committees and will be automatically included on any Board committee relating to a Strategic Transaction. See Note 14 – Subsequent Events for further information.

The CCF had an outstanding balance of $35.75 million at both March 31, 2023 and December 31, 2022, excluding deferred finance fees of $1.1 million and $1.3 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $6.7 million at March 31, 2023 and $6.1 million at December 31, 2022, of which approximately $419,000 was paid during the first week of January 2023.

As of March 31, 2023, we were in compliance with all covenants of the CCF.

Loans Payable

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and a portion of the proceeds of the 77 Mortgage Loan, together with the proceeds of an increase in the Mezzanine Loan, the Berkley Partner Loan and funds raised through the Private Placement were used to repay the 77 Greenwich construction facility that the Company entered into in December 2017.  At the time of the closing of the 77 Mortgage Loan in October 2021, $33.6 million was available to be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold.

The 77 Mortgage Loan has a two-year term, maturing on October 1, 2023, with an option to extend for an additional year, if, among other conditions, the loan balance is $70.0 million or less and we purchase a new interest rate cap.  The 77 Mortgage Loan is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%. The all-in interest rate was 11.5% at March 31, 2023.  If cash flow from 77 Greenwich (including proceeds from the sales of residential condominium units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan was not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender had the discretion to force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Lender elected to force fund the 77 Mortgage Loan in October 2022.  The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower was required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.  Based on sales closed through March 31, 2023, we met this sales covenant.  In November 2022, we amended the 77 Mortgage Loan to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement. At that time, we drew down $3.0 million under the letter of credit to fund an interest reserve and $1.0 million to pay down the PIK balance. The Company determined that the 77 Mortgage Loan was considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the 77 Mortgage Loan will be treated as a modification with no gain or loss recognized during the three month period ended March 31, 2023 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

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

As of March 31, 2023, we had received our TCOs for 100% of the residential condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  Upon the granting of our first TCO in March 2021 and having 16 units under contract, our offering plan was declared effective.

As of March 31, 2023, the 77 Mortgage Loan had a balance of $110.0 million, which includes $4.5 million in PIK interest.  Through March 31, 2023, the 77 Mortgage loan was paid down by approximately $58.2 million through closed sales of residential condominium units.

As of March 31, 2023, we were in compliance with all covenants under the 77 Mortgage Loan.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally for the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Mortgage Loan. As of March 31, 2023, the annual blended interest rate for the 77 Mortgage Loan and the Mezzanine Loan was 10.3%.  Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Mortgage Loan, but if the 77 Mortgage Loan is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Mortgage Lender in connection with the 77 Greenwich Mortgage Loan.

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

As of March 31, 2023, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $7.0 million.

As of March 31, 2023, we were in compliance with the covenants of the Mezzanine Loan.

237 11th Loans

In June 2021, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) provided by Natixis and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by an affiliate of LibreMax Capital, LLC, bearing interest at a blended rate of 3.05% per annum at that time.

In June 2021, we also entered into an interest rate cap agreement as required under the 237 11th Loans. The interest rate cap agreement provided the right to receive cash if the reference interest rate rose above a contractual rate. We paid a premium of approximately $32,500 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $60.0 million. The interest rate cap matures in July 2023.  We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense.

In December 2022, we amended the 237 11th Loans to allow for the 237 11th Senior Loan lender to fund the undrawn operating expense shortfall holdback and force fund the undrawn portion of the leasing related costs and the loan benchmark was converted from LIBOR to SOFR. The Company determined that the 237 11th Loans are considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the 237 11th Loans will be treated as modifications with no gain or loss recognized during the three month period ended March 31, 2023 as the carrying amount of each loan was not greater than the respective undiscounted cash flows of the modified loans.

As of March 31, 2023, the blended interest rate was 5.35% per year. The SOFR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests, but requires a new interest rate cap be purchased by the Company.  $1.5 million of the 237 11th Senior Loan proceeds were initially held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs.

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies.

As of March 31, 2023 and December 31, 2022, there was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan.  As of March 31, 2023, we were in compliance with the covenants of the 237 11th Loans, except for the minimum liquidity requirement.  The lender has agreed in principle to waive this requirement through the initial maturity date of the loan of July 9, 2023 and the parties are working on documentation.  We are currently exploring a potential refinancing of the 237 11th Loans.

Secured Line of Credit

Our $11.75 million secured line of credit is secured by the Paramus, New Jersey property.  The Paramus property had been under contract for sale pursuant to a purchase and sale agreement, which was subject to site plan approval.  The agreement was terminated by the buyer in January 2023. The secured line of credit was scheduled to mature on May 22, 2023 and bore interest at the prime rate.  Effective with an April 2023 amendment, the maturity date was extended to March 22, 2024 and the interest rate was reduced to 2.5% during the period from April 2023 to the new maturity date.  See Note 14 – Subsequent Events for additional information. The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $11.75 million and $9.75 million at March 31, 2023 and December 31, 2022, respectively, and an effective interest rate of 7.75% and 7.5% as of March 31, 2023 and December 31, 2022, respectively.  The Company determined that the secured line of credit was considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the secured line of credit will be treated as a modification with no gain or loss recognized during the three month period ended March 31, 2023 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

Note Payable (250 North 10th Partner Loan)

We owned a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan, which had a balance of $5.9 million, which was repaid in full when we sold our interest in the joint venture to our joint venture partner in February 2023, bore interest at 7.0% and was prepayable any time within its four year term.  See also Note 13 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, secured line of credit and note payable as of March 31, 2023, excluding extension options, were as follows (in thousands):

Year of Maturity	Principal

2023	$200,225
2024	47,500
2025	—
2026	—
2027	—
247,725
Less: deferred finance costs, net	(2,405)
Total loans, corporate credit facility and secured line of credit, net	$245,320

Interest

Consolidated interest expense, net includes the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022

Interest expense	$7,017	$4,287
Interest capitalized	(689)	(1,518)
Interest expense, net	$6,328	$2,769

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The fair value of the consolidated loans payable, Corporate Credit Facility and the secured line of credit approximated their carrying values as they are variable-rate instruments under Level 2.  The warrant liability is recorded at fair value under Level 2.

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we were required to determine the fair value of our pension plan assets as of December 31, 2022. The fair value of pension plan assets was $12.6 million at December 31, 2022. These assets are valued in active liquid markets under Level 2.

We recognized the fair values of all derivatives in prepaid expenses and other assets, net on our consolidated balance sheets based on Level 2 information.  Derivatives that are not hedges are adjusted to fair value through earnings.  The changes in the fair value of the derivative is offset against the change in fair value of the hedged asset through interest expense, net for the three months ended March 31, 2023 and 2022, respectively.  Reported net loss may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of hedging instruments and hedged items, but will have no effect on cash flows.

The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Asset as of March 31,	Fair Value Asset as of December 31,	Change in Fair Value March 31,	Change in Fair Value March 31,	Notional Amount	All-In Capped Rate	Interest Rate Cap Expiration Date
	2023	2022	2023	2022
Interest Rate Caps:
77 Mortgage Loan	$890	$1,298	$(408)	$429	$72,500	2.5%	11/1/2023
237 11th Loans	394	707	(313)	244	60,000	2.5%	7/9/2023
Included in prepaid expenses and other assets, net	$1,284	$2,005	$(721)	$673

Note 8 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At March 31, 2023 and December 31, 2022, we had recorded an underfunded pension balance of approximately $651,000, respectively, which is included in pension liability on the accompanying consolidated balance sheets.  If we decided to terminate the plan under a standard termination, we would be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities.

We currently plan to continue to maintain the Syms pension plan and make all contributions required under applicable minimum funding rules; however, we may terminate it at any time. In the event we terminate the plan, we intend that any such termination would be a standard termination. Although we have accrued the liability associated with a standard termination, we have not taken any steps to commence such a termination and currently have no intention of terminating the pension plan.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.1 million to the Syms sponsored plan from September 17, 2012 through March 31, 2023. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan in September 2022.

Note 9 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $118,000 for each of the three months ended March 31, 2023 and 2022, respectively. The remaining cash lease obligation, excluding any extension options, for our corporate office is approximately $939,000 through March 31, 2025 and is as follows (in thousands):

Future
Minimum
Year Ended	Rentals
2023	$353
2024	470
2025	116
Total undiscounted lease payments	$939
Discount	(8)
Lease Liability	$931

b.	Legal Proceedings – In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 10 – Income Taxes

As of March 31, 2023, we had federal NOLs of approximately $282.9 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. The gain resulting from the conveyance of the school condominium to the SCA was fully offset by our available NOL carryforward. Since 2009 through March 31, 2023, we have utilized approximately $20.1 million of our federal NOLs.  As of March 31, 2023, we also had state NOLs of approximately $203.0 million. These state NOLs have various expiration dates through 2042, if applicable. We also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $80.1 million as of March 31, 2023. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

Note 11 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of March 31, 2022 and December 31, 2022, there were 43,903,363 shares and 43,448,384 shares of common stock issued, respectively, and 37,163,137 shares and 36,907,862 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the lender under our Corporate Credit Facility (see Note 6 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. On December 22, 2020, the Company entered into the Warrant Agreement Amendment, whereby the exercise price of the warrants issued in connection with the Corporate Credit Facility was amended to be $4.50 per share.  In connection with the October 2021 Private Placement, the exercise price of the warrants were further reduced to $4.31 per share (the “Exercise Price”), which is payable in cash or pursuant to a cashless exercise. The Warrant Agreement provides that we will not issue shares of common stock upon exercise of the Warrants if either (1) the Warrant Holder, together with its affiliates, would beneficially hold 5% or more of the shares of common stock outstanding immediately after giving effect to such exercise, or (2) such exercise would result in the issuance of more than 19.9% of the shares of issued and outstanding common stock as of the date of the Warrant Agreement, prior to giving effect to the issuance of the Warrants, and such issuance would require shareholder approval under the NYSE American LLC listing requirements.  The Warrant Agreement provides for certain adjustments to the Exercise Price and/or the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. Upon a change of control of the Company, the Warrants will be automatically converted into the right to receive the difference between the consideration the Warrant Holder would have received if it exercised the Warrants immediately prior to the change of control and the aggregate Exercise Price, payable at the election of the Warrant Holder in the consideration payable in the change of control or, if such consideration is other than cash, in cash. The Warrants were valued at approximately $10,000 and $76,000 at March 31, 2023 and December 31, 2022, respectively.  The unrealized gain of $66,000 and unrealized loss of $369,000 from the change in fair value of the Warrants during the three months ended March 31, 2023 and 2022, respectively, was recorded in the consolidated statements of operations and comprehensive loss.

In connection with the issuance of the Warrants, we also entered into a registration rights agreement with the Warrant Holder, pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the Warrants (the “Registration Rights Agreement”), and a letter agreement with the Warrant Holder (the “Letter Agreement”) pursuant to which we agreed to provide (i) certain information rights, (ii) the right to appoint one member of the board of directors of the Company, or in lieu thereof a board observer, and (iii) certain preemptive rights for a period of five years following the exercise of any of the Warrants so long as the Warrant Holder continues to hold shares of common stock. With respect to the board appointment right, the Letter Agreement includes a similar right as the Corporate Credit Facility described in Note 6– Loans Payable and Secured Line of Credit, so long as the Warrant Holder together with its affiliates beneficially holds at least 5% of the outstanding common stock of the Company, assuming the exercise of all outstanding Warrants; provided that the Warrant Holder does not have such appointment right at any time a Designee or observer may be appointed pursuant to the terms of the Corporate Credit Facility.

At-The-Market Equity Offering Program

In August 2021, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $10.0 million in shares of our common stock.

We sold no shares of our common stock during the three months ended March 31, 2023 and the year ended December 31, 2022.

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

From inception of the stock repurchase program through December 31, 2020, the Company repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of March 31, 2023, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2023 or the years ended December 31, 2022 and 2021.

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

Note 12 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares and in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares.  Our SIP activity as of March 31, 2023 and December 31, 2022 was as follows:

	Three Months Ended		Year Ended
	March 31, 2023		December 31, 2022
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,057,824	-	1,569,449	-
Granted to employees	(304,000)	$0.74	(333,500)	$1.84
Granted to non-employee directors	(36,533)	$0.74	(86,408)	$1.25
Deferred under non-employee director's deferral program	(64,357)	$0.74	(152,217)	$1.25
Forfeitures by former employees	—	$—	60,500	$1.68
Balance available, end of period	652,934	-	1,057,824	-

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

During the three months ended March 31, 2023, we granted 304,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $36,000 in stock-based compensation expense related to these shares was amortized during the three months ended March 31, 2023, of which approximately $1,000 was capitalized into residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Total stock-based compensation expense for the three months ended March 31, 2023 and 2022 totaled $95,000 and $151,000, respectively, of which approximately $2,000 and $23,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Our RSU activity was as follows:

	Three Months Ended		Year Ended
	March 31, 2023		December 31, 2022
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	527,999	$1.80	551,083	$2.14
Granted RSUs	304,000	$0.74	333,500	$1.84
Vested	(284,416)	$1.90	(296,084)	$2.22
Forfeited by former employees	—	$—	(60,500)	$1.68
Non-vested at end of period	547,583	$1.16	527,999	$1.80

As of March 31, 2023, there was approximately $359,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2025.

During the three months ended March 31, 2023, we issued 418,446 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 199,704 shares to provide for the employees’ withholding tax liabilities.

During the three months ended March 31, 2023, we issued 36,533 shares of immediately vested common stock to non-employee directors who received a portion of their annual compensation in shares of the Company’s common stock.

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

As of March 31, 2023, a total of 501,487 stock units have been deferred under the Deferral Program.

Note 13 – Investments in Unconsolidated Joint Ventures

We owned a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million. On February 28, 2020, in connection with a refinancing, the Berkley JV repaid the acquisition loan in full and replaced it with a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bore interest at a fixed rate of 2.717% and was interest only during the initial five years.  We and our joint venture partner were joint and several recourse carve-out guarantors under the New Berkley Loan.  In October 2021, we entered into a loan agreement with our joint venture partner which was repaid in full when this property was sold in April 2022.  The Berkley JV sold The Berkley in April 2022 for a sale price of $70.8 million. In connection with the sale of the property, the Berkley JV recognized a gain on sale of approximately $9.0 million as well as a gain of $2.0 million upon settlement of the underlying interest rate swap.

We owned a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. The non-recourse 250 North 10th Note bore interest at 3.39% for the duration of the loan term and had covenants, defaults and a non-recourse carve out guaranty executed by us.  Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. See Note 6 - Loans Payable and Secured Line of Credit – Note Payable (250 North 10th Note) for additional information.  We earned an acquisition fee at closing and were entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  We sold our interest in this joint venture to our joint venture partner in February 2023 resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan and release from the mortgage guaranty, and we realized a net gain on the sale of approximately $3.1 million.

As we did not control the 250 North 10th JV (and did not control The Berkley JV), we accounted for these joint ventures under the equity method of accounting.  The combined balance sheets for the unconsolidated joint ventures at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31,	December 31,
	2023	2022

ASSETS

Real estate, net	$—	$113,571
Cash and cash equivalents	—	1,345
Restricted cash	—	731
Tenant and other receivables, net	—	197
Prepaid expenses and other assets, net	—	2,185
Intangible assets, net	—	9,047
Total assets	$—	$127,076

LIABILITIES

Mortgages payable, net	$—	$80,495
Accounts payable and accrued expenses	—	1,507
Total liabilities	—	82,002

MEMBERS’ EQUITY

Members’ equity	—	48,677
Accumulated deficit	—	(3,603)
Total members’ equity	—	45,074

Total liabilities and members’ equity	$—	$127,076

Our investments in unconsolidated joint ventures	$—	$4,386

The combined statements of operations for the unconsolidated joint ventures through the date of sale for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Revenues
Rental revenues	$1,788	$3,263

Total revenues	1,788	3,263

Operating Expenses
Property operating expenses	563	1,112
Real estate taxes	10	25
General and administrative	—	2
Amortization	299	583
Depreciation	437	961

Total operating expenses	1,309	2,683

Operating income	479	580

Interest expense	(483)	(930)
Interest expense - amortization of deferred finance costs	(31)	(72)
Interest income - change in fair market value of interest rate swap	—	1,681

Net (loss) income	$(35)	$1,259

Our equity in net (loss) income from unconsolidated joint ventures	$(4)	$746

Note 14 – Subsequent Events

On April 21, 2023, the Company entered into a sixth amendment (the “CCF Amendment”) to the CCF. The CCF Amendment provides that cash interest payments and the $7.0 million prepayment due May 1, 2023 will be deferred until August 31, 2023 (the “Restricted Period”).  If the Company has an executed commitment for a financing, sale transaction or other strategic transaction which results in the repayment in full of the obligations under the CCF (a “Strategic Transaction”), the Restricted Period will be extended automatically for 30 days and may be further extended for an additional 30 days upon the approval of the CCF Lender, not to be unreasonably withheld. The CCF Amendment also provides, among other things, that (i) the Company shall either enter into a Strategic Transaction that results in the repayment of the CCF or prepay the CCF by $5.0 million from equity proceeds on or prior to the end of the Restricted Period; (ii) the Company shall provide certain additional periodic financial reporting; and (iii) the ability of the Company to make certain previously permitted investments and other payments is suspended until the end of the Restricted Period.

In addition, under the CCF Amendment, so long as the advances remain outstanding and the CCF Lender is owed or holds greater than 50% of the sum of the aggregate principal amount of advances outstanding and the aggregate unused commitments, the CCF Lender is granted the right to appoint an independent director to the Company’s Board of Directors (the “Independent Director Designee”), in addition to its existing right to appoint a director or Board observer.  At the election of the CCF Lender, a Board observer may be selected in lieu of the Independent Director Designee. The Independent Director Designee may sit on up to three Board committees and will be automatically included on any Board committee relating to a Strategic Transaction.  The CCF Lender appointed Patrick Bartels as its Independent Director Designee.

On April 27, 2023, the borrower under the Company’s secured line of credit entered into an amendment to the secured line of credit, pursuant to which the maturity date of the secured line of credit was extended to March 22, 2024 and the interest rate was reduced to 2.5% during the period from April 2023 to the new maturity date.

Other than as disclosed above and elsewhere in these consolidated financial statements, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to as “Trinity,” “we,” “our,” or “us,” is a real estate holding, investment, development and asset management company. Our largest asset is a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is nearing completion as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), as well as a property occupied by a retail tenant in Paramus, New Jersey.  In February 2023, we sold our 10% interest in a joint venture that owned a multifamily property at 250 North 10th Street, Brooklyn, New York.  See “Properties” below for a more detailed description of our properties owned as of March 31, 2023.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $282.9 million of federal net operating loss carryforwards (“NOLs”) at March 31, 2023, which can be used to reduce our future taxable income and capital gains.

Liquidity and Going Concern; Management’s Plans; Recent Developments

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, had a significant adverse impact on our business.  More recently, the economic downturn, increased interest rates and high inflation have also impacted our business.  While we believe many of these trends will reverse or stabilize, and the New York City economy and residential real estate markets have generally seen continued improvement in 2022 and to date in 2023, given our focus on New York City residential real estate, our business has been particularly impacted.  As of March 31, 2023, we had total cash and restricted cash of $18.8 million, of which approximately $2.6 million was cash and cash equivalents and approximately $16.2 million was restricted cash.  The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses over the next 12 months, unless we are able to extend or refinance our maturing debt and raise additional capital, creating substantial doubt about our ability to continue as a going concern. Management is exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives to maximize stockholder value, and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged Houlihan Lokey and Ackman-Ziff to act as advisors (our “Advisors”) in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives.  Potential strategic alternatives that may be evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company.  The Company reached agreement with its CCF lender regarding, among other things, the deferment of cash interest payments and a $7 million prepayment until August 31, 2023, subject to extension in certain circumstances, which also provided that the Company will enter into a strategic transaction that results in the repayment of the CCF or prepay the CCF by $5 million from equity proceeds by such date.  The Company’s subsidiary borrower under the secured line of credit also entered into an amendment to that agreement extending the maturity date to March 22, 2024 and reducing the interest rate to 2.5% until such date.  See Note 14 for further information on the amendments.  The Company is also exploring a refinancing of the debt in respect of 237 11th.  Given the current financial market challenges and a slowdown in lending and other transactions, there can be no assurance that we will be able to enter into a strategic transaction or prepay the CCF by the agreed-upon date, or that our cash position will extend through that date or that we will be able to enter into any future extensions, amendments or waivers with our lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.  Further, in the event that market conditions preclude our ability to consummate such transactions, we will be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to filing for bankruptcy protection or seeking an out-of-court restructuring of our liabilities. See Part I. Item 1A. Risk Factors to our 2022 Annual Report on Form 10-K for further information.

While construction at 77 Greenwich has taken longer than projected and the impact of the pandemic and broader economic conditions have impeded the sale of residential condominium units at 77 Greenwich, we continue to sign and close contracts for our residential condominium units, including five units since December 31, 2022, for a total of 33 units as of March 31, 2023. The units that remain available to be sold are larger, higher floor units.  The substantial majority of the construction is completed with exterior punch-list work, the 42nd floor roof deck and the 12th floor terrace expected to be completed within the next few months.  Following the failure of Silicon Valley Bank in March 2023 and subsequent additional bank failures and related stresses, the pace of signing and closing contracts on residential condominium units has slowed markedly, with one contract being closed since that time period.  Although we anticipate the pace will normalize in the near term in light of historical trends, predictions are inherently uncertain and there can be no assurances that it will do so in the near term or at all.

The lease of the outparcel building at our Paramus property expired on March 31, 2023 and the tenant elected not to renew its lease.

Properties

Below is certain information regarding our real estate properties as of March 31, 2023:

		Building Size
		(estimated		Leased at
		rentable	Number of	March 31,
Property Location	Type of Property	square feet)	Units	2023
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	94.8%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	99.1%

Total		157,000	105

(1)  77 Greenwich. We are nearing completion of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House.  As of March 3, 2023, we had received our temporary certificates of occupancy (“TCOs”) for 100% of the condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  We have closed on the sale of 33 residential condominium units through March 31, 2023, with 57 remaining units to sell as of March 31, 2023, and closed on the sale of one additional unit since March 31, 2023.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.3 million had been paid to us by the SCA as of March 31, 2023 with approximately $233,000 remaining to be paid. We have also received an aggregate of $54.9 million in reimbursable construction costs from the SCA through March 31, 2023.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA.  The SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.

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

Lease Expirations

As of March 31, 2023, we have one retail lease at our Paramus property with 73,000 square feet of leased space with annualized rent of $516,000 per year.  The lease of the outparcel building expired in March 2023, and the lease for the primary building expires in March 2024.  We also have a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036 and a third retail lease at the 237 11th property with 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032.  We also have a retail lease at 77 Greenwich with 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2032. All our other leases are residential leases most of which expire within twelve or twenty-four months of the commencement date.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our consolidated financial statements for further information). Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report on Form 10-K (the “2022 Annual Report”) for the year ended December 31, 2022.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2023 and 2022 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2022 Annual Report.

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Rental revenues in total increased by approximately $251,000 to $1.5 million for three months ended March 31, 2023 from $1.3 million for the three months ended March 31, 2022. This consisted of an increase in rent revenues of approximately $214,000 to $1.4 million for the three months ended March 31, 2023 from $1.2 million for the three months ended March 31, 2022, as well as an increase in tenant reimbursements of approximately $37,000 to $79,000 for the three months ended March 31, 2023 from $42,000 for the three months ended March 31, 2022. The increase in total rental revenues and its related components was due to higher occupancy, higher base rents and fewer rent concessions at 237 11th during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to completion of remediation of the construction related defects.

Other income increased by approximately $104,000 to $120,000 for the three months ended March 31, 2023 from $16,000 for the three months ended March 31, 2022.  This increase is mainly due to a contractual payment received as a result of the cancelation of the purchase and sale agreement for the Paramus, New Jersey property in January 2023, as well as a slight increase in the SCA’s construction supervision fee.

Sales of residential condominium units at 77 Greenwich increased by approximately $7.0 million to $13.1 million for the three months ended March 31, 2023 from $6.1 million for the three months ended March 31, 2022.  We closed on five residential condominium units during the three months ended March 31, 2023 as compared to three residential condominium units during the three months ended March 31, 2022.  Units that we closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses increased by approximately $463,000 to $1.3 million for the three months ended March 31, 2023 from $804,000 for the three months ended March 31, 2022. The increase was principally due to increased legal expenses associated with the ongoing legal claims against the seller of the property at 237 11th, as well as less capitalized operating costs associated with 77 Greenwich during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense increased by approximately $173,000 to $463,000 for the three months ended March 31, 2023 from $390,000 for the three months ended March 31, 2022.  This increase was mainly due to less capitalized real estate tax expenses for 77 Greenwich for the three months ended March 31, 2023 as compare to the three months ended March 31, 2022.

General and administrative expenses decreased by approximately $58,000 to $1.4 million for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, approximately $94,000 related to stock-based compensation, $648,000 related to payroll and payroll related expenses, $412,000 related to other corporate expenses, including board fees, corporate office rent and insurance and

$290,000 related to legal, accounting and other professional fees.  For the three months ended March 31, 2022, approximately $128,000 related to stock-based compensation, $753,000 related to payroll and payroll related expenses, $301,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $320,000 related to legal, accounting and other professional fees.

Pension related costs remained relatively flat at $144,000 for the three months ended March 31, 2023 compared to $158,000 for the three months ended March 31, 2022. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 8 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units increased by approximately $6.6 million to $12.3 million for the three months ended March 31, 2023 from $5.7 million for the three months ended March 31, 2022. We closed on five residential condominium units during the three months ended March 31, 2023 as compared to three residential condominium units during the three months ended March 31, 2022.  Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Depreciation and amortization remained flat at $1.0 million for the three months ended March 31, 2023 and 2022, respectively.  For the three months ended March 31, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $282,000, depreciation for 237 11th of approximately $412,000, the amortization of lease commissions and acquired in-place leases of approximately $192,000 for 237 11th, and amortization of warrants for $114,000.  For the three months ended March 31, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $283,000, depreciation for 237 11th of approximately $382,000, the amortization of lease commissions and acquired in-place leases of approximately $224,000 for 237 11th, and amortization of warrants of approximately $114,000.

Equity in net loss from unconsolidated joint ventures increased by approximately $750,000 to $4,000 for the three months ended March 31, 2023 from equity in net income of $746,000 for the three months ended March 31, 2022. Equity in net loss from unconsolidated joint ventures represented our 10% share in 250 North 10th, which was sold in February 2023, and our 50% share in The Berkley, which was sold in April 2022. For the three months ended March 31, 2023, our share of the net loss is primarily comprised of operating income before depreciation of $121,000 offset by depreciation and amortization of $77,000 and interest expense of $48,000 for 250 North 10th.   For the three months ended March 31, 2022, our share of the net income is primarily comprised of operating income before depreciation of $436,000 offset by depreciation and amortization of $348,000, interest expense of $183,000 and the income from the change in the fair market value of the interest rate swap of $841,000.

Unrealized gain on warrants increased by approximately $435,000 to $66,000 for the three months ended March 31, 2023 from an unrealized loss of $369,000 for the three months ended March 31, 2022. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $3.5 million to $6.3 million for the three months ended March 31, 2023 from $2.8 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, there was approximately $7.0 million of gross interest expense incurred, $689,000 of which was capitalized into residential condominium units for sale. For the three months ended March 31, 2022, there was approximately $4.3 million of gross interest expense incurred, $1.5 million of which was capitalized into residential condominium units for sale.  The increase in gross interest expense was mainly due to higher overall interest rates on our loans after March 31, 2022.

Interest expense - amortization of deferred finance costs increased approximately $456,000 to $892,000 for the three months ended March 31, 2023 from $436,000 for the three months ended March 31, 2022. The increase was principally due to less capitalized amortization of finance costs for our loans as part of residential condominium units for sale.

We recorded a $124,000 tax expense for the three months ended March 31, 2023 compared to $70,000 for the three months ended March 31, 2022.

Net loss attributable to common stockholders increased by approximately $1.1 million to $6.2 million for the three months ended March 31, 2023 from $5.1 million for the three months ended March 31, 2022.  This is a result of the changes discussed above, principally due to the increased net interest expense and amortization of deferred finance costs and increased operating and interest expenses at 77 Greenwich, partially offset by the gain on sale of our joint venture property.

Liquidity and Capital Resources

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, had a significant adverse impact on our business.  More recently, the economic downturn, increased interest rates, high inflation and current financial market challenges have also impacted our business.  While we believe many of these trends will reverse or stabilize, and the New York City economy and residential real estate markets have generally seen continued improvement in 2022 and early in 2023, given our focus on New York City residential real estate, our business has been particularly impacted, and may continue to be, as described elsewhere in this Quarterly Report on Form 10-Q.

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

As of March 31, 2023, we had total cash and restricted cash of $18.8 million, of which approximately $2.6 million was cash and cash equivalents and approximately $16.2 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letter of credit (see Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich and tenant related security deposits.

Cash Position

The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses over the next 12 months, unless we are able to extend or refinance our maturing debt and raise additional capital, creating substantial doubt about our ability to continue as a going concern. Management is exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives to maximize stockholder value, and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged our Advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives.  Potential strategic alternatives that may be evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company.  The Company reached agreement with its CCF Lender regarding the deferral of near term payment obligations, and also agreed to a 12 month extension of the maturity date of its secured line of credit.  See Note 14 – Subsequent Events to our consolidated financial statements for additional information. The Company is also exploring a refinancing of the debt in respect of 237 11th.  Given the current environment there can be no assurance that we will be able to enter into additional extensions, amendments and/or waivers with these or other lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.  Further, in the event that market conditions preclude our ability to consummate such transactions, we will be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to filing for bankruptcy protection or seeking an out-of-court restructuring of our liabilities. See Part I, Item 1A. Risk Factors to our 2022 Annual  Report on Form 10-K for further information.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility” or “CCF”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender. The CCF matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the initial closing date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the initial closing date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of March 31, 2023, we had paid $1.85 million of the commitment fee. The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid.

In connection with the December 2020 transaction described below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the CCF if no event of default exists and is continuing under the CCF at any time prior to December 22, 2022, was amended to combine the CCF and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments to our CCF in October 2021 and November 2021, pursuant to which, among other things, the parties agreed that (a) no additional funds will be drawn under the CCF, (b) the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023, (c) the Company will prepay the outstanding principal balance of the CCF in an amount no less than $7.0 million on or prior to May 1, 2023 and (d) the MOIC provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million.  We entered into an amendment in November 2022, which eliminated the minimum liquidity requirement, and we entered into an amendment in April 2023, which, among other things, deferred upcoming cash interest payments as well as the $7.0 million amortization payment until August 31, 2023, subject to extension in certain circumstances, which also provide that the Company will enter into a strategic transaction that results in the repayment of the CCF or pre-pay the CCF by $5.0 million from equity by such date.  See Note 6 – Loans Payable and Secured Line of Credit and Note 14 – Subsequent Events for additional information.

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

At March 31, 2023, the CCF had an outstanding balance of $35.75 million, excluding deferred finance fees of $1.1 million, and an effective interest rate of 9.875%. Accrued interest totaled approximately $6.7 million at March 31, 2023.

As of March 31, 2023, the CCF was fully drawn and we were in compliance with all covenants of the CCF.

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and a portion of the proceeds of the 77 Mortgage Loan, together with the proceeds of an increase in the Mezzanine Loan, the Berkley Partner Loan and funds raised through the Private Placement were used to repay the 77 Greenwich construction facility that the Company entered into in December 2017.  At the time of the closing of the 77 Mortgage Loan in October 2021, $33.6 million was available to be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold, $30.6 million of such amount had been drawn by March 31, 2023.  The $3.0 million additional amount remained undrawn at March 31, 2023.

The 77 Mortgage Loan has a two-year term with an option to extend for an additional year, if, among other conditions, the loan balance is $70.0 million or less and we purchase a new interest rate cap.  The 77 Mortgage Loan is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of LIBOR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of LIBOR and (ii) 9.25%.  The all-in interest rate was 11.5% at March 31, 2023.  If cash flow from 77 Greenwich (including proceeds from the sales of residential units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan was not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender had the discretion to force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Lender elected to force fund the 77 Mortgage Loan in October 2022.  The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower was required to achieve completion of the construction work and the improvements for the Project on or before July 1, 2022, subject to certain exceptions.  In November 2022, we amended the 77 Mortgage Loan to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement. At that time, we drew down $3.0 million under the letter of credit to fund an interest reserve and $1.0 million to pay down the PIK balance. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type, with the first sales pace covenant in April 2023.  Based on sales closed through March 31, 2023, we met this sales covenant.

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

Through March 31, 2023, the 77 Mortgage Loan had been paid down by approximately $58.2 million of proceeds from closed sales of residential condominium units to a balance of $110.0 million, which includes $4.5 million in PIK interest.

As of March 31, 2023, we were in compliance with all covenants of the 77 Mortgage Loan.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. As of March 31, 2023, the blended interest rate for the 77 Mortgage Loan and the Mezzanine Loan was 10.3% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

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

As of March 31, 2023, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $7.0 million.   See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

As of March 31, 2023, we were in compliance with the covenants of the Mezzanine Loan.

237 11th Loans

In June 2021, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) provided by Natixis, and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by an affiliate of LibreMax, bearing interest at a blended rate of 3.05% per annum at that time.  The SOFR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option is not subject to satisfaction of any financial tests but requires a new interest rate cap be purchased by the Company.  $1.5 million of the 237 11th Senior Loan proceeds were initially held back by Natixis to cover debt service and operating expense shortfalls, as well as leasing related costs, but were drawn down in 2022.

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

There was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan at March 31, 2023. As of March 31, 2023, the blended interest rate was 5.35% per annum.

As of March 31, 2023, we were in compliance with the covenants of the 237 11th Loans, except for the minimum liquidity requirement.  The lender has agreed in principle to waive this requirement through the initial maturity date of the loan of July 9, 2023 and the parties are working on documentation. We are currently exploring a potential refinancing of our 237 11th Loans.

Secured Line of Credit

Our $11.75 million line of credit with Webster Bank (formerly known as Sterling National Bank) is secured by the Paramus, New Jersey property, and guaranteed by Trinity Place Holdings Inc.  The Paramus property had been under contract for sale pursuant to a purchase and sale agreement, which was subject to site plan approval.  The agreement was terminated by the buyer in January 2023. The secured line of credit was scheduled to mature on May 22, 2023 and bore interest at the prime rate.  Effective with an April 2023 amendment, the maturity date was extended to March 22, 2024 and the interest rate was reduced to 2.5% during the period from April 2023 to the new maturity date.  The secured line of credit is pre-payable at any time without penalty. As of March 31, 2023, the secured line of credit had an outstanding balance of $11.75 million.

Note Payable (250 North 10th Partner Loan)

We owned a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York. In January 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bore interest at 7.0% and was prepayable any time within its four year term.  We sold our interest in 250 North 10th to our joint venture partner in February 2023 resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan and release from the mortgage guaranty, and we realized a net gain on the sale of approximately $3.1 million.

At-The-Market Equity Offering Program

In August 2021, we entered into an "at-the-market" equity offering program (the “ATM Program”), to sell up to an aggregate of $10.0 million in shares of our common stock.

We sold no shares of our common stock during the three months ended March 31, 2023 or during the year ended December 31, 2022.

The ATM Program is currently unavailable as a result of the late filing of the Company’s Quarterly Report on Form 10-Q for the second quarter of 2022.  The Company currently anticipates it will become available again later in 2023.

Cash Flows

Cash Flows for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net cash provided by operating activities increased by approximately $3.7 million to $4.1 million for the three months ended March 31, 2023 from $375,000 for the three months ended March 31, 2022. This increase was mainly due to the sale of five residential condominium units at 77 Greenwich for the three months ended March 31, 2023 as compared to the sale of three residential condominium unit for the three months ended March 31, 2022, partially offset by approximately $400,000 more in asset additions at 77 Greenwich this year compared to last year, and an increase in accounts payable and accrued expenses of approximately $1.0 million over the same period last year, and an increase in prepaid expenses and other assets, net and receivables of approximately $1.8 million compared to the same period last year.

Net cash provided by investing activities increased by approximately $7.3 million to $7.2 million for the three months ended March 31, 2023 from net cash used of $64,000 for the three months ended March 31, 2022. The increase in cash provided by investing activities was due to $7.2 million in sale proceeds from the sale of our 10% interest in the 250 North 10th joint venture property in February 2023.

Net cash used in financing activities increased by approximately $5.1 million to $14.6 million for the three months ended March 31, 2023 from $9.5 million for the three months ended March 31, 2022. The increase in net cash used in financing activities primarily relates to the approximate $5.9 million Partner Loan payoff we made in conjunction with the sale of our 10% interest in the 250 North 10th joint venture property in February 2023.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of March 31, 2023 were approximately $282.9 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through March 31, 2023, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $80.1 million was recorded as of March 31, 2023.

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

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2022 Annual Report for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, and under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from the anticipated results.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in our 2022 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

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

Remediation

We have commenced measures to remediate the identified material weaknesses. We performed additional procedures to ensure the properties we own are properly classified as either an operating property or property under development, and that we are capitalizing the appropriate amount of internally allocated construction related costs related to the development project at 77 Greenwich Street.  The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Until the material weakness is remediated, we will continue to perform additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. Management believes that the consolidated financial statements, and related notes thereto included in this Quarterly Report on Form 10-Q fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors

Numerous factors affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, which describe significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

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
10.1

Amendment No. 6 to Credit Agreement, dated as of April 21, 2023, among Trinity Place Holdings Inc., as borrower, each subsidiary of the borrower listed on the signature pages thereto, as a guarantor, the lenders party thereto and TPHS Lender LLC, as administrative agent.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and March 31, 2022, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and March 31, 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022,  (v) Notes to Consolidated Financial Statements and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: May 15, 2023	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: May 15, 2023	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)