Form 10-Q
period 2023-09-30
Trinity Place Holdings Inc.
filed 2023-11-14
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 38,199,386 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3

	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022	4

	Consolidated Statements of Stockholders' (Deficit) Equity for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and the nine months ended September 30, 2022	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2023	2022

ASSETS

Real estate, net	$62,736	$64,651
Residential condominium units for sale	183,421	202,999
Cash and cash equivalents	809	1,548
Restricted cash	8,231	20,507
Prepaid expenses and other assets, net	4,323	3,774
Investments in unconsolidated joint ventures	—	4,386
Receivables	149	262
Deferred rents receivable	234	163
Right-of-use asset	655	945
Intangible assets, net	7,137	7,692
Total assets	$267,695	$306,927

LIABILITIES

Loans payable, net	$190,646	$208,762
Corporate credit facility, net	40,169	34,429
Secured line of credit, net	11,750	9,750
Note payable	—	5,863
Accounts payable and accrued expenses	25,320	19,018
Pension liability	251	651
Lease liability	716	1,037
Warrant liability	3	76
Total liabilities	268,855	279,586

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 44,869,497 and 43,448,384 shares issued at September 30, 2023 and December 31, 2022, respectively; 38,103,800 and 36,907,862 shares outstanding at September 30, 2023 and December 31, 2022, respectively	449	435
Additional paid-in capital	145,228	144,879
Treasury stock (6,765,697 and 6,540,522 shares at September 30, 2023 and December 31, 2022, respectively)	(57,637)	(57,461)
Accumulated other comprehensive loss	(3,270)	(3,626)
Accumulated deficit	(85,930)	(56,886)

Total stockholders’ (deficit) equity	(1,160)	27,341

Total liabilities and stockholders’ (deficit) equity	$267,695	$306,927

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues
Rental revenues	$1,460	$1,477	$4,396	$3,968
Other income	29	20	173	46
Sales of residential condominium units	9,162	17,509	27,483	28,696

Total revenues	10,651	19,006	32,052	32,710

Operating Expenses
Property operating expenses	786	1,220	2,864	2,790
Real estate taxes	668	486	1,582	1,292
General and administrative	1,511	1,431	4,790	4,436
Pension related costs	144	158	431	473
Cost of sales - residential condominium units	9,779	16,714	27,257	27,238
Transaction related costs	—	—	113	—
Depreciation and amortization	1,006	1,006	3,009	3,013

Total operating expenses	13,894	21,015	40,046	39,242

Operating loss	(3,243)	(2,009)	(7,994)	(6,532)

Equity in net (loss) income from unconsolidated joint ventures	—	(14)	(4)	802
Equity in net gain on sale of unconsolidated joint venture property	—	—	3,065	4,490
Unrealized gain on warrants	14	64	70	995
Interest expense, net	(7,901)	(3,549)	(21,423)	(9,613)
Interest expense - amortization of deferred finance costs	(758)	(763)	(2,583)	(1,577)

Loss before taxes	(11,888)	(6,271)	(28,869)	(11,435)

Tax expense	—	(82)	(175)	(272)

Net loss attributable to common stockholders	$(11,888)	$(6,353)	$(29,044)	$(11,707)

Other comprehensive (loss) income:

Unrealized gain on pension liability	119	119	356	356
Comprehensive loss attributable to common stockholders	$(11,769)	$(6,234)	$(28,688)	$(11,351)

Loss per share - basic and diluted	$(0.31)	$(0.17)	$(0.76)	$(0.31)

Weighted average number of common shares - basic and diluted	38,789	37,260	38,134	37,184

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (unaudited)

(In thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of June 30, 2023	44,804	$448	$145,114	(6,766)	$(57,637)	$(74,042)	$(3,389)	$10,494

Net loss attributable to common stockholders	—	—	—	—	—	(11,888)	—	(11,888)
Settlement of stock awards	66	1	—	—	—	—	—	1
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	114	—	—	—	—	114

Balance as of September 30, 2023	44,870	$449	$145,228	(6,766)	$(57,637)	$(85,930)	$(3,270)	$(1,160)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2022	43,448	$435	$144,879	(6,541)	$(57,461)	$(56,886)	$(3,626)	$27,341

Net loss attributable to common stockholders	—	—	—	—	—	(29,044)	—	(29,044)
Settlement of warrants	750	8	(5)	—	—	—	—	3
Settlement of stock awards	672	6	—	(225)	(176)	—	—	(170)
Unrealized gain on pension liability	—	—	—	—	—	—	356	356
Stock-based compensation	—	—	354	—	—	—	—	354

Balance as of September 30, 2023	44,870	$449	$145,228	(6,766)	$(57,637)	$(85,930)	$(3,270)	$(1,160)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of June 30, 2022	43,391	$434	$144,580	(6,541)	$(57,461)	$(41,550)	$(1,106)	$44,897

Net loss attributable to common stockholders	—	—	—	—	—	(6,353)	—	(6,353)
Settlement of stock awards	27	—	—	—	—	—	—	—
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	145	—	—	—	—	145

Balance as of September 30, 2022	43,418	$434	$144,725	(6,541)	$(57,461)	$(47,903)	$(987)	$38,808

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

Net loss attributable to common stockholders	—	—	—	—	—	(11,707)	—	(11,707)
Settlement of stock awards	394	4	—	(143)	(295)	—	—	(291)
Unrealized gain on pension liability	—	—	—	—	—	—	356	356
Stock-based compensation	—	—	443	—	—	—	—	443

Balance as of September 30, 2022	43,418	$434	$144,725	(6,541)	$(57,461)	$(47,903)	$(987)	$38,808

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(29,044)	$(11,707)
Adjustments to reconcile net loss attributable to common stockholders to net cash (used in) provided by operating activities:
Depreciation and amortization and amortization of deferred finance costs	5,592	4,590
Other non-cash adjustment - paid-in-kind interest	2,078	—
Stock-based compensation expense	347	407
Gain on sale of joint venture real estate	(3,065)	(4,490)
Deferred rents receivable	(71)	(9)
Other non-cash adjustments - pension expense	(44)	356
Unrealized gain on warrants	(70)	(995)
Equity in net loss (income) from unconsolidated joint ventures	4	(802)
Distributions from unconsolidated joint ventures	—	1,318
Decrease (increase) in operating assets:
Residential condominium units for sale	19,663	17,259
Receivables	113	6
Prepaid expenses and other assets, net	(925)	(2,209)
Increase in operating liabilities:
Accounts payable and accrued expenses	4,397	3,104
Net cash (used in) provided by operating activities	(1,025)	6,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(163)	(93)
Net proceeds from sale of unconsolidated joint venture	7,240	17,418
Net cash provided by investing activities	7,077	17,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	5,000	7,851
Proceeds from secured line of credit	2,000	500
Repayment of loans	(20,037)	(41,886)
Repayment of note payable	(5,863)	—
Repayment of secured line of credit	—	(3,500)
Settlement of stock awards	(170)	(291)
Settlement of warrants	3	—
Net cash used in financing activities	(19,067)	(37,326)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(13,015)	(13,173)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	22,055	24,845
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,040	$11,672

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$1,548	$4,310
RESTRICTED CASH, BEGINNING OF PERIOD	20,507	20,535
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$22,055	$24,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$809	$2,190
RESTRICTED CASH, END OF PERIOD	8,231	9,482
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,040	$11,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$10,793	$9,624
Cash paid during the period for: Taxes	$242	$341

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$78	$1,480
Capitalized stock-based compensation expense	$7	$36

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2023

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $305.4 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2023, as well as various state and local NOLs, which can be used to reduce our future taxable income and capital gains.

Liquidity and Going Concern; Management’s Plans; Recent Developments

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   The COVID-19 pandemic and related matters, including government actions, delayed the completion date of 77 Greenwich, resulting in our needing to fund condominium related carry costs, inclusive of operating costs and real estate taxes, through a delayed and longer sellout period. In addition, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  More recently, world events, the economic downturn, regional bank failures, an unprecedented rapid increase in interest rates, tighter lending standards and a corresponding decrease in lending, decrease in stock market valuations, higher levels of inflation, and current financial market challenges have also materially adversely impacted our business. As of September 30, 2023, we had total cash and restricted cash of $9.0 million, of which approximately $809,000 was cash and cash equivalents and approximately $8.2 million was restricted cash.  The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses beyond the next few months, unless we are able to both extend or refinance or otherwise resolve our maturing debt and also raise additional capital or enter into a strategic transaction creating substantial doubt about our ability to continue as a going concern.  As of October 31, 2023, our cash and cash equivalents totaled approximately $583,000.

The Company continues to explore a range of potential strategic alternatives, and engaged financial advisors to assist it in evaluating alternatives.  In that regard, in August 2023, the Company entered into term sheets with a large unaffiliated asset manager with investment expertise in, among other things, real estate in the public and private markets (the “Potential Strategic Party”), and an affiliate of its corporate credit facility lender and mezzanine lender for investments in the Company and a modification of the Company’s debt, respectively. The Potential Strategic Party has indicated its intent to not proceed with the transaction on the terms provided under the term sheet, although discussions continue.  As of November 14, 2023, no strategic transaction has been entered into.  The Company continues to explore a range of strategic and financing alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company, and the Company is in active discussions with an affiliate of our corporate credit facility lender with respect to a potential transaction.

The Company has entered into several amendments, extensions and forbearances with its lenders during 2023.  Effective in April 2023, the Company’s subsidiary borrower under the secured line of credit entered into an amendment to that agreement extending the maturity date to March 22, 2024 and reducing the interest rate to 2.5% until such date.  In July 2023, the Company exercised its first extension option for the 237 11th Loans (as defined below) which extended the maturity date of the debt to July 2024. Also in April 2023, the Company reached an agreement with its CCF lender regarding, among other things, the deferment of cash interest payments and a $7 million repayment until August 31, 2023, subject to extension in certain circumstances, which also provided that the Company will enter into a strategic transaction that results in the repayment of the CCF or repay the CCF by $5 million from equity proceeds by such date. In August 2023, the Company entered into forbearance agreements with the lenders under its mezzanine loan and corporate credit facility pursuant to which each of the lenders agreed to forbear from exercising their respective rights and remedies with respect to certain existing defaults under those agreements until December 31, 2023, unless earlier terminated under the terms and conditions of the forbearance agreements, including if the Potential Strategic Party states in writing that it is no longer pursuing a transaction with the Company and is not replaced by a third party pursuing a substantially similar transaction within thirty days.  In September 2023, the Company also entered into a forbearance agreement with the 77 Greenwich mortgage lender pursuant to which the lender agreed to forbear from exercising its rights and remedies with respect to certain defaults under the 77 Greenwich mortgage loan until November 15, 2023, unless earlier terminated in accordance with its terms.  A condition to continued forbearance in this agreement was not met, but the Company is in active discussions with its 77 Mortgage Lender with respect to additional forbearance and a restructuring and extension of the 77 Mortgage Loan, in connection with the potential strategic transaction. There is no certainty that terms will be agreed upon or, if agreed, the timing of such restructuring, if any.  See Note 6 – Loans Payable and Secured Line of Credit for more information regarding the forbearance agreements.

We are considering all possible alternatives to conserve cash, including any capital that may be raised in the future, if any, which may include, in addition to continuing to reduce general and administrative expenses as much as possible, de-listing our common stock and “going dark” and ceasing to file SEC reports, taking into account contractual, regulatory and other considerations. We are also evaluating additional alternatives in restructuring our business and our capital structure, including but not limited to, a transaction with an affiliate of our CCF lender to holistically resolve the liabilities under the CCF and address other material liabilities, the restructuring of the 77 Greenwich mortgage loan, filing for bankruptcy protection, liquidating, dissolving and/or seeking another in-court or out-of-court restructuring of our liabilities.  Given the Company’s very limited operating cash position, continued challenging credit markets, significantly higher costs of capital, extreme volatility and a slowdown in the residential condominium sales market, there can be no assurance that we will be able to extend or renew all or any of the forbearance agreements, or enter into a strategic transaction or otherwise repay the corporate credit facility or mezzanine loan or mortgage loan before the forbearance agreements terminate, that our cash position will extend through the date on which forbearance terminates or a strategic transaction can be consummated, or that we will be able to secure any particular amount of funds. Whether or not we are able to enter into a transaction, we may not have sufficient resources to pay our advisors and service providers amounts due or claimed. There are also no assurances that we will be able to enter into any future extensions, amendments or waivers with these or other lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.

Construction at 77 Greenwich has taken longer than projected due to the impact of the pandemic. Sales of residential condominiums at 77 Greenwich have been impeded due to broader economic conditions and outlook, including significantly higher interest rates and the ability to obtain financing due to tighter lending standards.  We closed on the sale of 10 residential condominium units since December 31, 2022, for a total of 38 units as of September 30, 2023, of which three were sold in the third quarter of 2023.

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

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.   Subsequent to February 2023, we had no VIEs.

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

77 Greenwich is a condominium development project which includes residential condominium units that are ready for sale.  Residential condominium units for sale as of September 30, 2023 and December 31, 2022 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units for sale are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units are evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments are recorded immediately in cost of sales.  No provision for impairment was recorded for our unsold residential condominium units during the three or nine months ended September 30, 2023 or 2022, respectively.

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate for the three and nine months ended September 30, 2023 and 2022, respectively, and no provision for impairment was recorded during the three and nine months ended September 30, 2023 or 2022, respectively.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both September 30, 2023 and December 31, 2022, we had determined that no liabilities are required in connection with unrecognized tax positions. As of September 30, 2023, our tax returns for the years ended December 31, 2019 through December 31, 2022 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2018 through December 31, 2022, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. 6,429,000 warrants exercisable at $4.31 per share were excluded from the computation of diluted earnings (loss) per share because the awards would have been antidilutive for the three and nine months ended September 30, 2023 and 2022.  Shares issuable at September 30, 2023 comprising 52,015 restricted stock units that have vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three and nine months ended September 30, 2023. Shares issuable at September 30, 2022 comprising 228,060 restricted stock units that had vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three and nine months ended September 30, 2022.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable in the consolidated balance sheets for mortgage financings and had an unamortized balance of $170,000 and $2.1 million at September 30, 2023 and December 31, 2022, respectively. Costs for our corporate credit facility are being offset against corporate credit facility, net, in the consolidated balance sheets and had an unamortized balance of $581,000 and $1.3 million at September 30, 2023 and December 31, 2022, respectively. Unamortized deferred finance costs are expensed when the associated debt is refinanced with a new lender or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Note 3 – Residential Condominium Units for Sale

Residential condominium units for sale as of September 30, 2023 and December 31, 2022 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 38 closings having occurred through September 30, 2023.

Note 4 – Real Estate, Net

As of September 30, 2023 and December 31, 2022, real estate, net, includes the following (dollars in thousands):

	September 30,	December 31,
	2023	2022

Building and building improvements	$51,141	$51,141
Tenant improvements	296	221
Furniture and fixtures	935	847
Land and land improvements	28,847	28,847
	81,219	81,056
Less: accumulated depreciation	18,483	16,405
	$62,736	$64,651

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of September 30, 2023 and December 31, 2022.  Depreciation expense amounted to approximately $695,000 and $695,000 for the three months ended September 30, 2023 and 2022, respectively, and approximately $2.1 million for each of the nine months ended September 30, 2023 and 2022, respectively.

In May 2018, we closed on the acquisition of 237 11th, a 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to water damage in apartment units and other property at 237 11th resulting from construction defects, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction of the building, including defects that resulted in water damage as well as other defects. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects to recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.  As of September 30, 2023, the property was 97.1% leased.

As of September 30, 2023 and December 31, 2022, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $4.0 million and $3.4 million at September 30, 2023 and December 31, 2022, respectively. Amortization expense amounted to $185,000 for each of the three months ended September 30, 2023 and 2022, respectively, and $555,000 for each of the nine months ended September 30, 2023 and 2022, respectively.

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.4 million having been paid to us as of September 30, 2023 from the SCA, with approximately $179,000 remaining to be paid. We have also received an aggregate of $56.0 million in reimbursable construction costs from the SCA through September 30, 2023.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.  We have also guaranteed certain obligations with respect to the construction of the school.

Note 5 – Prepaid Expenses and Other Assets, Net

As of September 30, 2023 and December 31, 2022, prepaid expenses and other assets, net, include the following (dollars in thousands):

	September 30,	December 31,
	2023	2022

Prepaid expenses	$2,233	$2,494
Deferred finance costs warrants	2,184	2,184
Other	2,252	1,066
	6,669	5,744
Less: accumulated amortization	2,346	1,970
	$4,323	$3,774

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

In connection with the December 2020 transaction noted under “Mezzanine Loan” below, the Company entered into an amendment to the CCF, pursuant to which, among other things, (i) we were permitted to enter into the Mezzanine Loan Agreement (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the CCF was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the CCF and the Mezzanine Loan. In addition, the exercise price of the warrants issued in connection with the CCF was amended from $6.50 per share to $4.31 per share (the “Warrant Agreement Amendment”) (see Note 11 – Stockholders Equity – Warrants to our consolidated financial statements for further discussion regarding the warrants).

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments, dated as of October 22, 2021 and November 10, 2021, to our CCF pursuant to which, among other things, the parties agreed that (a) no additional funds will be drawn under the CCF, (b) the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023, (c) the Company will repay the outstanding principal balance of the CCF in an amount no less than $7.0 million on or prior to May 1, 2023 and (d) the multiple on invested capital (the “MOIC”) provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million. We entered into an amendment in November 2022, which eliminated the minimum liquidity requirement.

In April 2023, the Company amended the CCF to provide that cash interest payments and the $7.0 million repayment due May 1, 2023 would be deferred until August 31, 2023 (the “Restricted Period”).  If the Company has an executed commitment for a financing, sale transaction or other strategic transaction which results in the repayment in full of the obligations under the CCF (a “Strategic Transaction”), the Restricted Period will be extended automatically for 30 days and may be further extended for an additional 30 days upon the approval of the CCF Lender, not to be unreasonably withheld. The CCF Amendment also provides, among other things, that (i) the Company shall either enter into a Strategic Transaction that results in the repayment of the CCF or repay the CCF by $5.0 million from equity proceeds on or prior to the end of the Restricted Period; (ii) the Company shall provide certain additional periodic financial reporting; and (iii) the ability of the Company to make certain previously permitted investments and other payments is suspended until the end of the Restricted Period. In June 2023, we further amended the CCF, which amendment provided, among other things, that (i) the CCF would be increased by up to $5,000,000, with $3,000,000 to be used for general corporate purposes and certain other items if applicable, and up to $2,000,000 to be used in connection with the extension of the loans in respect of 237 11th, including the purchase of an interest rate cap, (ii) the interest rate of the CCF was increased by 0.20%, and (iii) certain covenants and other terms of the CCF were revised, including that a refinancing of 237 11th (excluding the extension of the existing loans) and/or the property in Paramus, New Jersey requires the prior written consent of the CCF Lender; the Company was required to meet with the CCF Lender to review the results of the Company’s strategic process, endeavor in good faith to establish mutually acceptable next steps, and provide copies of written term sheets received from participants in the strategic process, including at least one that addresses repayment or purchase of the CCF; and the removal of the ability of the Company to incur certain types of previously permitted debt and make previously permitted investments and other restricted payments.  In connection with this amendment, we issued 750,000 shares of common stock to the CCF Lender and the number of warrants held by the CCF Lender was reduced by the same amount.

In August 2023, the Company entered into a forbearance agreement (the “CCF Forbearance Agreement”), pursuant to which the CCF Lender agreed to forbear from exercising its rights and remedies during the Forbearance Period (defined below) with respect to (i) any failure by the Company, as borrower, to make payments under the CCF including, without limitation, the amortization payment in the amount of $7,000,000 on or prior to August 31, 2023 and any cash interest payments and (ii) any failure by the Company, as borrower, to consummate a Strategic Transaction on or prior to August 31, 2023 (the “CCF Forbearance Defaults”).

Under the CCF Forbearance Agreement, the period of forbearance (the “Forbearance Period”) ends on the earliest of (i) the consummation of a Strategic Transaction, (ii) an event of default other than the CCF Forbearance Defaults, (iii) the failure of the Company to have entered into term sheets with respect to a Strategic Transaction by August 31, 2023 or to have consummated a Strategic Transaction by December 31, 2023, (iv) a representation made by the Company in the CCF Forbearance Agreement shall fail to be correct in all material respects, (v) the filing of a complaint by the Mortgage Lender to foreclose a Mortgage, as defined in the Mortgage Loan Agreement, or a comparable exercise of remedy thereunder, or (vi) the Potential Strategic Party states in writing that it is no longer pursuing a transaction with the Company and is not replaced by a third party pursuing a substantially similar transaction within thirty days.

The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate of 4% (the “Cash Pay Interest Rate”) which increases by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at September 30, 2023 and December 31, 2022 was 10.325% and 10.0%, respectively.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of September 30, 2023, we had paid $1.85 million of the commitment fee.  With the reduction in the committed amount under the CCF, no further commitment fee is due.  The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid. The CCF is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the CCF. Upon final repayment of the CCF, the MOIC amount equal to 30% of the initial CCF amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the CCF consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property. The Company determined that the CCF amendment will be treated as a modification with no gain or loss recognized during the three and nine month period ended September 30, 2023 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

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

As of September 30, 2023, the CCF was fully drawn and had an outstanding balance of $40.75 million and $35.75 million at September 30, 2023 and December 31, 2022, respectively, excluding deferred finance fees of $581,000 and $1.3 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $9.1 million at September 30, 2023 and $6.1 million at December 31, 2022, of which approximately $419,000 was paid during the first week of January 2023.

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

The 77 Mortgage Loan had a two-year term and matured on October 1, 2023.  The 77 Mortgage Loan is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. In May 2023, the loan benchmark was converted from LIBOR to SOFR.  The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of SOFR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of SOFR and (ii) 9.25%. The all-in interest rate was 12.08% at September 30, 2023.  If cash flow from 77 Greenwich (including proceeds from the sales of residential condominium units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan was not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender had the discretion to force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage

Loan Agreement. The 77 Mortgage Lender elected to force fund the 77 Mortgage Loan in October 2022.  The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower was required to achieve completion of the construction work and the improvements for the project on or before July 1, 2022, subject to certain exceptions. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type.  In November 2022, we amended the 77 Mortgage Loan to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement. The Company is in active discussions with the 77 Mortgage Lender to amend the 77 Mortgage Loan, inclusive of an extension of the Final Completion date.  At that time, we drew down $3.0 million under the letter of credit to fund an interest reserve and $1.0 million to pay down the PIK balance. The Company determined that the 77 Mortgage Loan was considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the 77 Mortgage Loan will be treated as a modification with no gain or loss recognized during the nine month period ended September 30, 2023 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

In September 2023, the Company and the Mortgage Borrower entered into a forbearance agreement effective as of September 1, 2023 (the “Mortgage Loan Forbearance Agreement”), for the purpose of providing additional time for the Company to pursue a potential strategic transaction, pursuant to which the Mortgage Lender agreed to forbear from exercising its rights and remedies during the Forbearance Period, as defined below, with respect to any failure by the Mortgage Borrower to (i) make payments under the Mortgage Loan Agreement, including, without limitation, interest payments due on September 1, 2023 and principal and interest payments due at maturity and (ii) achieve any Milestone Construction Hurdles or to satisfy the Quarterly Sales Hurdle (each as defined in the Mortgage Loan Agreement) or make the related prepayment as and when required (the “MLA Forbearance Defaults”), for a period ending on the earlier of November 15, 2023 or the occurrence of other events specified therein.  A condition to continued forbearance in this agreement was not met, but the Company is in active discussions with its 77 Mortgage Lender with respect to additional forbearance and a restructuring and extension of the 77 Mortgage Loan, in connection with a potential strategic transaction. There is no certainty that terms will be agreed upon or, if agreed, the timing of such restructuring, if any. The 77 Mortgage Lender continues to fund the project in accordance with the 77 Mortgage Agreement.

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

As of February 28, 2023, we had received TCOs for 100% of the residential condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  Our offering plan was declared effective in March 2021.

As of September 30, 2023, the 77 Mortgage Loan had a balance of $100.5 million, which includes $6.7 million in PIK interest.  Through September 30, 2023, the 77 Mortgage loan was paid down by approximately $69.9 million through closed sales of residential condominium units.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally for the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77 Mortgage Loan. As of September 30, 2023, the annual blended interest rate for the 77 Mortgage Loan and the Mezzanine Loan was 12.08%.  Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. The Mezzanine Loan may not be prepaid prior to prepayment in full of the 77 Mortgage Loan, but if the 77 Mortgage Loan is being prepaid in full, the Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77 Mortgage Lender in connection with the 77 Greenwich Mortgage Loan.

In October 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflects interest previously accrued under the original Mezzanine Loan, (ii) reflected the pledge of the equity interests in the Mortgage Borrower to the Mezzanine Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated). In November 2022, we amended the Mezzanine Loan Agreement to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement. The Company is in active discussions with the 77 Mortgage Lender to amend the 77 Mortgage Loan, inclusive of an extension of the Final Completion date.

In August 2023, the Company and its subsidiary borrower (the “Mezzanine Borrower”) entered into a forbearance agreement (the “Mezzanine Loan Forbearance Agreement”), pursuant to which the Mezzanine Lender agreed to forbear from exercising its rights and remedies during the Forbearance Period, as defined below, with respect to (i) the failure by the Mortgage Borrower, or the Mezzanine Borrower, to make payments under the Mortgage Loan Agreement or the Mezzanine Loan Agreement, respectively, including regular monthly interest payments and principal and interest due at maturity, and (ii) the failure by the Mortgage Borrower or the Mezzanine Borrower to achieve any Milestone Construction Hurdles, or satisfy the Quarterly Sales Hurdle, as such terms are defined in the Mortgage Loan Agreement and Mezzanine Loan Agreement, respectively, or make the related prepayment as and when required (the “Mezzanine Forbearance Defaults”).

The Mezzanine Loan Forbearance Agreement provides that the period of forbearance (the “Forbearance Period”) ends on the earliest of (i) the consummation of a Strategic Transaction, (ii) an event of default other than the Mezzanine Forbearance Defaults, (iii) the failure of the Company to have entered into term sheets with respect to a Strategic Transaction by August 31, 2023 or to have consummated a Strategic Transaction by December 31, 2023, (iv) a representation made by the Company in the Mezzanine Forbearance Agreement shall fail to be correct in all material respects, (v) the filing of a complaint by the Mortgage Lender to foreclose a Mortgage, as defined in the Mortgage Loan Agreement, or a comparable exercise of remedy thereunder, or (vi) the Potential Strategic Party states in writing that it is no longer pursuing a transaction with the Company and is not replaced by a third party pursuing a substantially similar transaction within thirty days.

As of September 30, 2023, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $9.8 million.

237 11th Loans

In June 2021, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) provided by Natixis and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by an affiliate of LibreMax Capital, LLC, (together the “237 11th Lenders”), bearing interest at a blended rate of 3.05% per annum at that time. Both loans had a two-year initial term subject to 1-year extension rights. The Company exercised its right to extend both loans by one year.

In June 2021, we also entered into an interest rate cap agreement as required under the 237 11th Loans. The interest rate cap agreement provided the right to receive cash if the reference interest rate rose above a contractual rate. We paid a premium of approximately $32,500 for the 2.5% interest rate cap on the 30-day LIBOR rate on a notional amount of $60.0 million. The interest rate cap matured in July 2023 and a new 2.5% interest rate cap was purchased for $1.76 million in connection with the exercise by the Company of a one year extension.  We did not designate this interest rate cap as a hedge and are recognizing the change in estimated fair value in interest expense.

In December 2022, we amended the 237 11th Loans to allow for the 237 11th Senior Loan lender to fund the undrawn operating expense shortfall holdback and force fund the undrawn portion of the leasing related costs and the loan benchmark was converted from LIBOR to SOFR. The Company determined that the 237 11th Mezz Loan is considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the 237 11th Loans were treated as modifications with no gain or loss recognized during the nine month period ended September 30, 2023 as the carrying amount of loans was not greater than the respective undiscounted cash flows of the modified loans.

As of September 30, 2023, the blended interest rate was 5.35% per year. The SOFR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option, which was exercised in July 2023, was not subject to satisfaction of any financial tests, but required a new interest rate cap be purchased by the Company.

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. The Company has obtained covenant waivers (Liquidity and Net Worth) from the 237 11th Lenders.

As of September 30, 2023 and December 31, 2022, there was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan.

Secured Line of Credit

Our $11.75 million secured line of credit is secured by the Paramus, New Jersey property.  The Paramus property had been under contract for sale pursuant to a purchase and sale agreement, which was subject to site plan approval.  The agreement was terminated by the buyer in January 2023. The secured line of credit was scheduled to mature on May 22, 2023 and bore interest at the prime rate.  Effective with an April 2023 amendment, the maturity date was extended to March 22, 2024 and the interest rate was reduced to 2.5% during the period from April 2023 to the new maturity date.  The secured line of credit is pre-payable at any time without penalty. This secured line of credit had an outstanding balance of $11.75 million and $9.75 million at September 30, 2023 and December 31, 2022, respectively, and an effective interest rate of 2.5% and 7.5% as of September 30, 2023 and December 31, 2022, respectively.  The Company determined that the secured line of credit was considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the secured line of credit will be treated as a modification with no gain or loss recognized during the nine month period ended September 30, 2023 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

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

Principal Maturities

Combined aggregate principal maturities of our loans, corporate credit facility and secured line of credit as of September 30, 2023, excluding extension options and potential acceleration in connection with the defaults described above, were as follows (in thousands):

Year of Maturity	Principal

2023	$130,816
2024	112,500
2025	—
2026	—
2027	—
243,316
Less: deferred finance costs, net	(751)
Total loans, corporate credit facility and secured line of credit, net	$242,565

Interest

Consolidated interest expense, net includes the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Interest expense	$7,901	$4,932	$22,112	$13,759
Interest capitalized	—	(1,383)	(689)	(4,146)
Interest expense, net	$7,901	$3,549	$21,423	$9,613

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

We recognized the fair values of all derivatives in prepaid expenses and other assets, net on our consolidated balance sheets based on Level 2 information.  Derivatives that are not hedges are adjusted to fair value through earnings.  The changes in the fair value of the derivative is offset against the change in fair value of the hedged asset through interest expense, net for the three and nine months ended September 30, 2023 and 2022, respectively.  Reported net loss may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of hedging instruments and hedged items, but will have no effect on cash flows.

The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Asset as of September 30,	Fair Value Asset as of December 31,	Change in Fair Value September 30,	Change in Fair Value September 30,	Notional Amount	All-In Capped Rate	Interest Rate Cap Expiration Date
	2023	2022	2023	2022
Interest Rate Caps:
77 Mortgage Loan	$135	$1,298	$(1,163)	$745	$67,000	2.5%	11/1/2023
237 11th Loans	1,314	707	607	482	$60,000	2.5%	7/9/2024
Included in prepaid expenses and other assets, net	$1,449	$2,005	$(556)	$1,227

Note 8 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At September 30, 2023 and December 31, 2022, we had recorded an underfunded pension balance of approximately $251,000 and $651,000, respectively, which is included in pension liability on the accompanying consolidated balance sheets.  We have begun the process to terminate the plan under a standard termination.  We may be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities as of the final termination date.

We plan to continue to maintain the Syms pension plan and make all contributions required, if any, under applicable minimum funding rules through the plan termination date.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.5 million to the Syms sponsored plan from September 17, 2012 through September 30, 2023. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan in September 2023.

Note 9 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $118,000 for each of the three months ended September 30, 2023 and 2022, respectively, and approximately $348,000 for each of the nine months ended September 30, 2023 and 2022, respectively. The remaining cash lease obligation, excluding any extension options, for our corporate office is approximately $704,000 through March 31, 2025 and is as follow (in thousands):

Future
Minimum
Year Ended	Rentals
2023	$118
2024	470
2025	116
Total undiscounted lease payments	$704
Discount	12
Lease Liability	$716

b.	Legal Proceedings – In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 10 – Income Taxes

As of September 30, 2023, we had federal NOLs of approximately $305.4 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. Since 2009 through September 30, 2023, we have utilized approximately $20.1 million of our federal NOLs.  As of September 30, 2023, we also had state NOLs of approximately $246.6 million. These state NOLs have various expiration dates through 2042, if applicable. We also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $88.2 million as of September 30, 2023. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

Note 11 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of September 30, 2023 and December 31, 2022, there were 44,869,497 shares and 43,448,384 shares of common stock issued, respectively, and 38,103,800 shares and 36,907,862 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

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

In connection with the June 2023 amendment to the CCF (See Note 6 – Loans Payable and Secured Line of Credit), the parties entered into an amendment to the Warrant Agreement, pursuant to which the number of shares of common stock purchasable under the Warrants was reduced by 750,000 shares, and the Company issued 750,000 shares of common stock to the CCF Lender. As of September 30, 2023, 6,429,000 warrants were outstanding.

The Warrants were valued at approximately $3,000 and $76,000 at September 30, 2023 and December 31, 2022, respectively.  The unrealized gain of $70,000 and $995,000 from the change in fair value of the Warrants during the nine months ended September 30, 2023 and 2022, respectively, was recorded in the consolidated statements of operations and comprehensive loss.

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

From inception of the stock repurchase program through December 31, 2020, the Company repurchased 250,197 shares of common stock for approximately $483,361, or an average price per share of $1.93. As of September 30, 2023, approximately $4.5 million of shares remained available for purchase under the stock repurchase program, subject to the terms of our Corporate Credit Facility.  There was no stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the nine months ended September 30, 2023 or the year ended December 31, 2022.

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

Note 12 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares, in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares, and in June 2023, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares.  Our SIP activity as of September 30, 2023 and December 31, 2022 was as follows:

	Nine Months Ended		Year Ended
	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,057,824	-	1,569,449	-
Additional shares approved by stockholders	2,000,000	-	—	-
Granted to employees	(381,760)	$0.68	(333,500)	$1.84
Granted to non-employee directors	(158,351)	$0.56	(86,408)	$1.25
Deferred under non-employee director's deferral program	(251,768)	$0.57	(152,217)	$1.25
Forfeitures by former employees	—	-	60,500	$1.68
Balance available, end of period	2,265,945	-	1,057,824	-

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

During the nine months ended September 30, 2023, we granted 381,760 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. During the three and nine months ended September 30, 2023 approximately $37,000 and $144,000, respectively, in stock-based compensation expense related to these shares was amortized, of which no amount and approximately $2,000, respectively, was capitalized into residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Total stock-based compensation expense for the three months ended September 30, 2023 and 2022 totaled $79,000 and $127,000, respectively, of which no amount and approximately $9,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss. Total stock-based compensation expense for the nine months ended September 30, 2023 and 2022 totaled $288,000 and $379,000, respectively, of which approximately $2,000 and $36,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

Our RSU activity was as follows:

	Nine Months Ended		Year Ended
	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	527,999	$1.80	551,083	$2.14
Granted RSUs	381,760	$0.68	333,500	$1.84
Vested	(362,176)	$1.49	(296,084)	$2.22
Forfeited by former employees	—	$—	(60,500)	$1.68
Non-vested at end of period	547,583	$1.16	527,999	$1.80

As of September 30, 2023, there was approximately $202,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2025.

During the nine months ended September 30, 2023, we issued 548,221 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 260,634 shares to provide for the employees’ withholding tax liabilities.

During the nine months ended September 30, 2023, we issued 158,351 shares of immediately vested common stock to non-employee directors who received a portion of their annual compensation in shares of the Company’s common stock.

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

As of September 30, 2023, a total of 688,898 stock units have been deferred under the Deferral Program.

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

As we did not control the 250 North 10th JV or The Berkley JV, we accounted for these joint ventures under the equity method of accounting.  The combined balance sheets for the unconsolidated joint ventures at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30,	December 31,
	2023	2022

ASSETS

Real estate, net	$—	$113,571
Cash and cash equivalents	—	1,345
Restricted cash	—	731
Tenant and other receivables, net	—	197
Prepaid expenses and other assets, net	—	2,185
Intangible assets, net	—	9,047
Total assets	$—	$127,076

LIABILITIES

Mortgages payable, net	$—	$80,495
Accounts payable and accrued expenses	—	1,507
Total liabilities	—	82,002

MEMBERS’ EQUITY

Members’ equity	—	48,677
Accumulated deficit	—	(3,603)
Total members’ equity	—	45,074

Total liabilities and members’ equity	$—	$127,076

Our investments in unconsolidated joint ventures	$—	$4,386

The combined statements of operations for the unconsolidated joint ventures through the date of sale for the three months and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues
Rental revenues	$—	$2,617	$1,788	$8,639

Total revenues	—	2,617	1,788	8,639

Operating Expenses
Property operating expenses	—	879	563	2,760
Real estate taxes	—	15	10	57
General and administrative	—	—	—	(10)
Amortization	—	449	299	1,525
Depreciation	—	654	437	2,377

Total operating expenses	—	1,997	1,309	6,709

Gain on sale of real estate	—	—	—	8,981

Operating income	—	620	479	10,911

Gain on sale of interest rate swap	—	—	—	2,005
Interest expense	—	(717)	(483)	(2,429)
Interest expense - amortization of deferred finance costs	—	(46)	(31)	(174)
Interest income - change in fair market value of interest rate swap	—	—	—	153

Net (loss) income	$—	$(143)	$(35)	$10,466

Our equity in net (loss) income from unconsolidated joint ventures	$—	$(14)	$—	$5,292

Note 14 – Subsequent Events

Other than as disclosed above and elsewhere in these consolidated financial statements, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to as “Trinity,” “we,” “our,” or “us,” is a real estate holding, investment, development and asset management company. Our largest asset is a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), as well as a property occupied by a retail tenant in Paramus, New Jersey.  See “Properties” below for a more detailed description of our properties owned as of September 30, 2023.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $305.4 million of federal net operating loss carryforwards (“NOLs”) at September 30, 2023, as well as various state and local NOLs, which can be used to reduce our future taxable income and capital gains.

Liquidity and Going Concern; Management’s Plans; Recent Developments

The COVID-19 pandemic and related matters, including government actions, delayed the completion date of 77 Greenwich, resulting in our needing to fund condominium related carry costs, inclusive of operating costs and real estate taxes, through a delayed and longer sellout period. In addition, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  More recently, world events, the economic downturn, regional bank failures, an unprecedented rapid increase in interest rates, tighter lending standards and a corresponding decrease in lending, decrease in stock market valuations, higher levels of inflation, and current financial market challenges have also materially adversely impacted our business.  While we believe many of these trends will reverse or stabilize over time, the New York City economy and residential real estate markets have been negatively affected by these trends. Given our focus on New York City residential real estate, our business has been materially adversely impacted.  As of September 30, 2023, we had total cash and restricted cash of $9.0 million, of which approximately $809,000 was cash and cash equivalents and approximately $8.2 million was restricted cash.  The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses beyond the next few months, unless we are able to both extend or refinance or otherwise resolve our maturing debt and also raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern. As of October 31, 2023, our cash and cash equivalents totaled approximately $583,000.

The Company continues to explore a range of strategic and financing alternatives to maximize stockholder value, and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged Houlihan Lokey and Ackman-Ziff to act as advisors (the “Advisors”) in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. In that regard, in August 2023, the Company entered into term sheets with a large unaffiliated asset manager with investment expertise in, among other things, real estate in the public and private markets (the “Potential Strategic Party”), and an affiliate of its corporate credit facility lender and mezzanine lender, for purposes of finalizing due diligence and negotiating definitive documentation for investments in the Company and a modification of the Company’s debt, respectively.  The Potential Strategic Party recently indicated to the Company its intent to not proceed with the transaction on the terms provided for under the term sheet, although discussions continue.   As of November 14, 2023, no strategic transaction has been entered into.  Company is in active discussions with an affiliate of our CCF lender with respect to a potential transaction.

The Company has entered into several amendments, extensions and forbearances with its lenders during 2023.  In August 2023, the Company entered into forbearance agreements with the lenders under its mezzanine loan and corporate credit facility pursuant to which each of the lenders agreed to forbear from exercising their respective rights and remedies with respect to certain existing defaults under those agreements until December 31, 2023, unless earlier terminated under the terms and conditions of the forbearance agreements, including if the Potential Strategic Party states in writing that it is no longer pursuing a transaction with the Company and is not replaced by a third party pursuing a substantially similar transaction within thirty days.  In September 2023, the Company also entered into a forbearance agreement with the 77 Mortgage Lender pursuant to which the lender agreed to forbear from exercising its rights and remedies with respect to certain defaults under the 77 Greenwich mortgage loan until November 15, 2023, unless earlier terminated in accordance with its terms. A condition to continued forbearance in this agreement was not met, but the Company is in active discussions with its 77 Mortgage Lender with respect to additional forbearance and a restructuring and extension of the 77 Mortgage Loan, in connection with the potential strategic transaction. There is no certainty that terms will be agreed upon or, if agreed, the timing of such restructuring, if any.   See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for more information regarding the forbearance agreements.

We are considering all possible alternatives to conserve cash, including any capital that may be raised in the future, if any, which may include, in addition to continuing to reduce general and administrative expenses as much as possible, de-listing our common stock and “going dark” and ceasing to file SEC reports, taking into account contractual, regulatory and other considerations. We are also evaluating additional alternatives in restructuring our business and our capital structure, including but not limited to, a transaction with an affiliate of our CCF lender to holistically resolve the liabilities under the CCF and address other material liabilities, the restructuring of the 77 Greenwich mortgage loan, filing for bankruptcy protection, liquidating, dissolving and/or seeking another in-court or out-of-court restructuring of our liabilities.  Given the Company’s very limited operating cash position, continued challenging credit markets, significantly higher costs of capital, extreme volatility and a slowdown in the residential condominium sales market, there can be no assurance that we will be able to extend or renew all or any of the forbearance agreements, or enter into a strategic transaction or otherwise repay the corporate credit facility or mezzanine loan or mortgage loan before the forbearance agreements terminate, that our cash position will extend through the date on which forbearance terminates or a strategic transaction can be consummated, or that we will be able to secure any particular amount of funds. Whether or not we are able to enter into a transaction, we may not have sufficient resources to pay our advisors and service providers amounts due or claimed. There are also no assurances that we will be able to enter into any future extensions, amendments or waivers with these or other lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.  See Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I. Item 1A. Risk Factors to our 2022 Annual Report on Form 10-K for further information.

Construction at 77 Greenwich has taken longer than projected due to the impact of the pandemic. Sales of residential condominiums at 77 Greenwich have been impeded due to broader economic conditions and outlook, including significantly higher interest rates and the ability to obtain financing due to tighter lending standards.  We closed on the sale of 10 residential condominium units since December 31, 2022, for a total of 38 units as of September 30, 2023, of which three were sold in the third quarter of 2023.

The units that remain available to be sold are larger, higher floor units.  The substantial majority of the construction is completed with exterior punch-list work and the 12th floor terrace expected to be completed within the next few months.  Following the failure of Silicon Valley Bank in March 2023 and subsequent additional bank failures and related stresses, the pace of signing and closing contracts on residential condominium units has slowed markedly, with six contracts being closed since that time period.  Although we anticipate the pace will normalize to historical trends, predictions are inherently uncertain and there can be no assurances that it will do so in the near term or at all.

Properties

Below is certain information regarding our real estate properties as of September 30, 2023:

		Building Size
		(estimated		Leased at
		rentable	Number of	September 30,
Property Location	Type of Property	square feet)	Units	2023
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	94.8%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	97.1%

Total		157,000	105

(1)  77 Greenwich. We are nearing completion of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House.  As of March 3, 2023, we had received our temporary certificates of occupancy (“TCOs”) for 100% of the condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  We have closed on the sale of 38 residential condominium units through September 30, 2023, with 52 remaining units to sell as of September 30, 2023.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.4 million had been paid to us by the SCA as of September 30, 2023 with approximately $179,000 remaining to be paid. We have also received an aggregate of $56.0 million in reimbursable construction costs from the SCA through September 30, 2023.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA.  The SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.

Due to the Company's core business of investing in, developing and operating real estate assets, there is an inherent risk that the development and sales of residential condominiums may be subject to unknown potential changes in internal and external financial and economic conditions, such as inflation and rising interest rates, and general market conditions, which could impact the Company's business and potential buyers of the residential condominiums for sale. The Company believes it is possible to incur real estate impairment charges in the future in the event these conditions deteriorate.

(2)  Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) pursuant to a license agreement that began on June 1, 2016, is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2024.  The outparcel building was leased to a long-term tenant whose lease expired on March 31, 2023 and elected not to renew its lease. We entered into a short-term license agreement for the outparcel building with a tenant whose lease began on October 1, 2023 and ends March 30, 2024.  The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

The Paramus property had been under contract for sale pursuant to a purchase and sale agreement, which was subject to site plan approval.  The agreement was terminated by the buyer in January 2023. The property was under contract for sale subsequently, which agreement was also terminated by the buyer under that contract.  We are currently exploring options with respect to the Paramus property, including development, redevelopment or sale, among others.

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

Lease Expirations

As of September 30, 2023, we have one retail lease at our Paramus property with 73,000 square feet of leased space with annualized rent of $516,000 per year which lease expires in March 2024.  The short-term license for the outparcel building began October 1, 2023 and expires in March 2024.  We also have a retail lease at the 237 11th property with 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property with 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036 and a third retail lease at the 237 11th property with 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032.  We also have a retail lease at 77 Greenwich with 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2032. All our other leases are residential leases most of which expire within twelve or twenty-four months of the commencement date.

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and nine months ended September 30, 2023 and 2022 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2022 Annual Report.

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Rental revenues in total decreased by approximately $17,000 to $1.5 million for three months ended September 30, 2023 from $1.5 million for the three months ended September 30, 2022. This consisted of an increase in rent revenues of approximately $2,000 to $1.4 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022, offset by a decrease in tenant reimbursements of approximately $19,000 to $46,000 for the three months ended September 30, 2023 from $65,000 for the three months ended September 30, 2022. The slight decrease in total rental revenues and its related components was mainly due to lower common area maintenance fees due to the vacancy at the Paramus location during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Other income increased by approximately $9,000 to $29,000 for the three months ended September 30, 2023 from $20,000 for the three months ended September 30, 2022.  This increase is due to a slight increase in the SCA’s construction supervision fee.

Sales of residential condominium units at 77 Greenwich decreased by approximately $8.3 million to $9.2 million for the three months ended September 30, 2023 from $17.5 million for the three months ended September 30, 2022.  We closed on three and six residential condominium units during the three months ended September 30, 2023 and 2022, respectively. Units that we closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses decreased by approximately $434,000 to $786,000 for the three months ended September 30, 2023 from $1.2 million for the three months ended September 30, 2022. The decrease was principally due to lower marketing and operating costs at 77 Greenwich due to 13 fewer residential condominium units having closed.  This was partially offset by fewer capitalized operating costs associated with 77 Greenwich during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense increased by approximately $182,000 to $668,000 for the three months ended September 30, 2023 from $486,000 for the three months ended September 30, 2022.  This increase was mainly due to a higher assessed values for the unsold residential condominium units as well as less capitalized real estate tax expenses for those units at 77 Greenwich for the three months ended September 30, 2023 as compare to the three months ended September 30, 2022.

General and administrative expenses increased by approximately $80,000 to $1.5 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, approximately $79,000 related to stock-based compensation, $609,000 related to payroll and payroll related expenses, $464,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $359,000 related to legal, accounting and other professional fees.  For the three months ended September 30, 2022, approximately $118,000 related to stock-based compensation, $628,000 related to payroll and payroll related expenses, $441,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $244,000 related to legal, accounting and other professional fees.

Pension related costs remained relatively flat at $144,000 for the three months ended September 30, 2023 compared to $158,000 for the three months ended September 30, 2022. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 8 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units decreased by approximately $6.9 million to $9.8 million for the three months ended September 30, 2023 from $16.7 million for the three months ended September 30, 2022. We closed on three and six residential condominium units during the three months ended September 30, 2023 and 2022, respectively. Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Depreciation and amortization remained consistent at $1.0 million for the three months ended September 30, 2023 and 2022, respectively.  For the three months ended September 30, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $284,000, depreciation for 237 11th of approximately $416,000, the amortization of lease commissions and acquired in-place leases of approximately $192,000 for 237 11th, and amortization of warrants for $114,000.  For the three months ended September 30, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $287,000, depreciation for 237 11th of approximately $412,000, the amortization of lease commissions and acquired in-place leases of approximately $193,000 for 237 11th, and amortization of warrants of approximately $114,000.

Equity in net income from unconsolidated joint ventures was $14,000 for the three months ended September 30, 2022. Equity in net income from unconsolidated joint ventures represented our 10% share in 250 North 10th, which was sold in February 2023, and our 50% share in The Berkley, which was sold in April 2022.  For the three months ended September 30, 2022, our share of the net income is primarily comprised of operating income before depreciation of $171,000 offset by depreciation and amortization of $114,000 and interest expense of $71,000.

Unrealized gain on warrants decreased by approximately $50,000 to $14,000 for the three months ended September 30, 2023 from $64,000 for the three months ended September 30, 2022. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $4.4 million to $7.9 million for the three months ended September 30, 2023 from $3.5 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, there was approximately $7.9 million of gross interest expense incurred and no amounts were capitalized into residential condominium units for sale. For the three months ended September 30, 2022, there was approximately $4.9 million of gross interest expense incurred, $1.4 million of which was capitalized into residential condominium units for sale.  The increase in gross interest expense was mainly due to higher overall interest rates on our loans after September 30, 2022.

Interest expense - amortization of deferred finance costs decreased approximately $5,000 to $758,000 for the three months ended September 30, 2023 from $763,000 for the three months ended September 30, 2022.

We recorded a no tax expense for the three months ended September 30, 2023 compared to $82,000 for the three months ended September 30, 2022.

Net loss attributable to common stockholders increased by approximately $5.5 million to $11.9 million for the three months ended September 30, 2023 from $6.4 million for the three months ended September 30, 2022.  This is a result of the changes discussed above, principally due to the increased net interest expense.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Rental revenues in total increased by approximately $428,000 to $4.4 million for nine months ended September 30, 2023 from $4.0 million for the nine months ended September 30, 2022. This consisted of an increase in rent revenues of approximately $426,000 to $4.2 million for the nine months ended September 30, 2023 from $3.8 million for the nine months ended September 30, 2022, as well as an increase in tenant reimbursements of approximately $2,000 to $157,000 for the nine months ended September 30, 2023 from $155,000 for the nine months ended September 30, 2022. The increase in total rental revenues and its related components was due to higher occupancy, higher base rents and fewer rent concessions at 237 11th during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to completion of remediation of the construction related defects in December 2021.

Other income increased by approximately $127,000 to $173,000 for the nine months ended September 30, 2023 from $46,000 for the nine months ended September 30, 2022.  This increase is due to a contractual payment received as a result of the cancelation of the purchase and sale agreement for the Paramus, New Jersey property in January 2023, as well as a slight increase in the SCA’s construction supervision fee.

Sales of residential condominium units at 77 Greenwich decreased by approximately $1.2 million to $27.5 million for the nine months ended September 30, 2023 from $28.7 million for the nine months ended September 30, 2022.  We closed on 10 and 11 residential condominium units during the nine months ended September 30, 2023 and 2022, respectively. Units that we closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses increased by approximately $74,000 to $2.9 million for the nine months ended September 30, 2023 from $2.8 million for the nine months ended September 30, 2022. The increase was principally due to increased legal expenses associated with the ongoing legal claims against the seller of the property at 237 11th, as well as less capitalized operating costs associated with 77 Greenwich during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, COVID-19 related supplies and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense increased by approximately $290,000 to $1.6 million for the nine months ended September 30, 2023 from $1.3 million for the nine months ended September 30, 2022.  This increase was mainly due to less capitalized real estate tax expenses for 77 Greenwich for the nine months ended September 30, 2023 as compare to the nine months ended September 30, 2022.

General and administrative expenses increased by approximately $354,000 to $4.8 million for the nine months ended September 30, 2023 from $4.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, approximately $286,000 related to stock-based compensation, $1.9 million related to payroll and payroll related expenses, $1.3 million related to other corporate expenses, including board fees, corporate office rent and insurance and $1.3 million related to legal, accounting and other professional fees.  For the nine months ended September 30, 2022, approximately $343,000 related to stock-based compensation, $2.1 million related to payroll and payroll related expenses, $1.1 million related to other corporate expenses, including board fees, corporate office rent and insurance and $924,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $42,000 to $431,000 for the nine months ended September 30, 2023 compared to $473,000 for the nine months ended September 30, 2022. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 8 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units increased by approximately $19,000 to $27.3 million for the nine months ended September 30, 2023 from $27.2 million for the nine months ended September 30, 2022. We closed on 10 and 11 residential condominium units during the nine months ended September 30, 2023 and 2022, respectively. Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Depreciation and amortization remained consistent at $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.  For the nine months ended September 30, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $845,000, depreciation for 237 11th of approximately $1.2 million, the amortization of lease commissions and acquired in-place leases of approximately $577,000 for 237 11th, and amortization of warrants for $342,000.  For the nine months ended September 30, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $850,000, depreciation for 237 11th of approximately $1.2 million, the amortization of lease commissions and acquired in-place leases of approximately $580,000 for 237 11th, and amortization of warrants of approximately $342,000.

Equity in net loss from unconsolidated joint ventures increased by approximately $806,000 to $4,000 for the nine months ended September 30, 2023 from equity in net income of $802,000 for the nine months ended September 30, 2022. Equity in net loss from unconsolidated joint ventures represented our 10% share in 250 North 10th, which was sold in February 2023, and our 50% share in The Berkley, which was sold in April 2022. For the nine months ended September 30, 2023, our share of the net loss is primarily comprised of operating income before depreciation of $121,000 offset by depreciation and amortization of $77,000 and interest expense of $48,000 for 250 North 10th.   For the nine months ended September 30, 2022, our share of the net income is primarily comprised of operating income before depreciation of $779,000 offset by depreciation and amortization of $658,000, interest expense of $359,000, gain from the change in the fair market value of the interest rate swap of $37,000 and a gain on the settlement of the interest rate swap of $1.0 million upon the sale of The Berkley in April 2022.

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

Unrealized gain on warrants decreased by approximately $925,000 to $70,000 for the nine months ended September 30, 2023 from $995,000 for the nine months ended September 30, 2022. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $11.8 million to $21.4 million for the nine months ended September 30, 2023 from $9.6 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, there was approximately $22.1 million of gross interest expense incurred, $689,000 of which was capitalized into residential condominium units for sale. For the nine months ended September 30, 2022, there was approximately $13.8 million of gross interest expense incurred, $4.2 million of which was capitalized into residential condominium units for sale.  The increase in gross interest expense was mainly due to higher overall interest rates on our loans after September 30, 2022.

Interest expense - amortization of deferred finance costs increased approximately $1.0 million to $2.6 million for the nine months ended September 30, 2023 from $1.6 million for the nine months ended September 30, 2022. The increase was principally due to less capitalized amortization of finance costs for our loans as part of residential condominium units for sale.

We recorded a $175,000 tax expense for the nine months ended September 30, 2023 compared to $272,000 for the nine months ended September 30, 2022.

Net loss attributable to common stockholders increased by approximately $17.3 million to $29.0 million for the nine months ended September 30, 2023 from $11.7 million for the nine months ended September 30, 2022.  This is a result of the changes discussed above, principally due to the increased net interest expense, amortization of deferred finance costs and increased operating expenses at 77 Greenwich, as well as a smaller gain on the sale of our joint venture property in 2023 compared to 2022.

Liquidity and Capital Resources

The COVID-19 pandemic and related matters, including government actions, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  More recently, world events, the economic downturn, increased interest rates, high inflation, tighter lending standards and current financial market challenges have also adversely impacted our business.  While we believe many of these trends will reverse or stabilize over time, the New York City economy and residential real estate markets have been negatively affected by these trends.  Given our focus on New York City residential real estate, our business has been materially adversely impacted, and may continue to be, as described elsewhere in this Quarterly Report on Form 10-Q.

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and repayments of outstanding indebtedness and other costs will include some or all of the following:

(1)	proceeds from new debt financings, increases to existing debt financings and/or other forms of secured or unsecured debt financing;
(2)	proceeds from equity or equity-linked offerings, including rights offerings or convertible debt or equity or equity-linked securities issued in connection with debt financings;
(3)	cash on hand;
(4)	cash flow from operations; and
(5)	net proceeds from divestitures of properties or interest in properties.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs which will be affected by inflation and rising interest rates, among other factors.

As of September 30, 2023, we had total cash and restricted cash of $9.0 million, of which approximately $809,000 was cash and cash equivalents and approximately $8.2 million was restricted cash. Restricted cash represents amounts required to be restricted under our loan agreements, letter of credit (see Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further information), deposits on residential condominium sales at 77 Greenwich, condominium sales proceeds that have not yet been transferred to the lender, and tenant related security deposits.

Cash Position

The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses beyond the next few months, unless we are able to both extend or refinance or otherwise resolve our maturing debt and also raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern. As of October 31, 2023, our cash and cash equivalents totaled approximately $583,000.

The Company continues to explore a range of strategic and financing alternatives to maximize stockholder value, and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged Advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. In that regard, in August 2023, the Company entered into term sheets with a large unaffiliated asset manager with investment expertise in, among other things, real estate in the public and private markets (the “Potential Strategic Party”), and an affiliate of its corporate credit facility lender and mezzanine lender, for purposes of finalizing due diligence and negotiating definitive documentation for investments in the Company and a modification of the Company’s debt, respectively.  The Potential Strategic Party recently indicated to the Company its intent to not proceed with the transaction on the terms provided for under the term sheet, although discussions continue.   As of November 14, 2023, no strategic transaction has been entered into.  The Company is in active discussions with an affiliate of our corporate credit facility lender with respect to a potential transaction.

The Company has entered into several amendments, extensions and forbearances with its lenders during 2023.  In August 2023, the Company entered into forbearance agreements with the lenders under its mezzanine loan and corporate credit facility pursuant to which each of the lenders agreed to forbear from exercising their respective rights and remedies with respect to certain existing defaults under those agreements until December 31, 2023, unless earlier terminated under the terms and conditions of the forbearance agreements, including if the Potential Strategic Party states in writing that it is no longer pursuing a transaction with the Company and is not replaced by a third party pursuing a substantially similar transaction within thirty days.  In September 2023, the Company also entered into a forbearance agreement with the 77

Mortgage Lender pursuant to which the lender agreed to forbear from exercising its rights and remedies with respect to certain defaults under the 77 Greenwich mortgage loan until November 15, 2023, unless earlier terminated in accordance with its terms.  A condition to continued forbearance in this agreement was not met, but the Company is in active discussions with its 77 Mortgage Lender with respect to additional forbearance and a restructuring and extension of the 77 Mortgage Loan, in connection with the potential strategic transaction. There is no certainty that terms will be agreed upon or, if agreed, the timing of such restructuring, if any. See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for more information regarding the forbearance agreements.

We are considering all possible alternatives to conserve cash, including any capital that may be raised in the future, if any, which may include, in addition to continuing to reduce general and administrative expenses as much as possible, de-listing our common stock and “going dark” and ceasing to file SEC reports, taking into account contractual, regulatory and other considerations. We are also evaluating additional alternatives in restructuring our business and our capital structure, including but not limited to, a transaction with an affiliate of our CCF lender to holistically resolve the liabilities under the CCF and address other material liabilities, the restructuring of the 77 Greenwich mortgage loan, filing for bankruptcy protection, liquidating, dissolving and/or seeking another in-court or out-of-court restructuring of our liabilities.  Given the Company’s very limited operating cash position, continued challenging credit markets, significantly higher costs of capital, extreme volatility and a slowdown in the residential condominium sales market, there can be no assurance that we will be able to extend or renew all or any of the forbearance agreements, or enter into a strategic transaction or otherwise repay the corporate credit facility or mezzanine loan or mortgage loan before the forbearance agreements terminate, that our cash position will extend through the date on which forbearance terminates or a strategic transaction can be consummated, or that we will be able to secure any particular amount of funds. Whether or not we are able to enter into a transaction, we may not have sufficient resources to pay our advisors and service providers amounts due or claimed. There are also no assurances that we will be able to enter into any future extensions, amendments or waivers with these or other lenders, raise additional capital, refinance indebtedness or enter into other financing arrangements or engage in asset sales or strategic partnerships sufficient to fund our cash needs, on terms satisfactory to us, if at all.   See Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I. Item 1A. Risk Factors to our 2022 Annual Report on Form 10-K for further information.

Corporate Credit Facility

In December 2019, we entered into a credit agreement (the “Corporate Credit Facility” or “CCF”) with an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender. The CCF matures on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. The CCF bears interest at a rate per annum equal to the sum of (i) 5.25% and (ii) a scheduled interest rate (the “Cash Pay Interest Rate”) based on six-month periods from the initial closing date, which Cash Pay Interest Rate, from the Closing Date until the six-month anniversary of the initial closing date initially equaled 4.0% and increases by 125 basis points in each succeeding six-month period, subject to increase during the extension periods. A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of September 30, 2023, we had paid $1.85 million of the commitment fee.  With the reduction of the committed amount under the CCF as described below, no further commitment fee is due. The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid.

In connection with the December 2020 transaction noted under “Mezzanine Loan” below, the Company entered into an amendment to the Corporate Credit Facility (the “Corporate Facility Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the Mezzanine Loan Agreement (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the CCF if no event of default exists and is continuing under the CCF at any time prior to December 22, 2022, was amended to combine the CCF and the Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the closing of the 77 Mortgage Loan and amendment to the Mezzanine Loan described below, we entered into amendments to our CCF in October 2021 and November 2021, pursuant to which, among other things, the parties agreed that (a) no additional funds will be drawn under the CCF, (b) the minimum liquidity requirement was made consistent with the 77 Mortgage Loan Agreement until May 1, 2023, (c) the Company will repay the outstanding principal balance of the CCF in an amount no less than $7.0 million on or prior to May 1, 2023 and (d) the MOIC provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF was amended to be consistent with the Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million.  We entered into an amendment in November 2022, which eliminated the minimum liquidity requirement.

In April 2023, the Company amended the CCF to provide that cash interest payments and the $7.0 million repayment due May 1, 2023 would be deferred until August 31, 2023 (the “Restricted Period”).  If the Company has an executed commitment for a financing, sale transaction or other strategic transaction which results in the repayment in full of the obligations under the CCF (a “Strategic Transaction”), the Restricted Period will be extended automatically for 30 days and may be further extended for an additional 30 days upon the approval of the CCF Lender, not to be unreasonably withheld. The CCF Amendment also provides, among other things, that (i) the Company shall either enter into a Strategic Transaction that results in the repayment of the CCF or repay the CCF by $5.0 million from equity proceeds on or prior to the end of the Restricted Period; (ii) the Company shall provide certain additional periodic financial reporting; and (iii) the ability of the Company to make certain previously permitted investments and other payments is suspended until the end of the Restricted Period.  In June 2023, we further amended the CCF, which amendment provided, among other things, that (i) the CCF would be increased by up to $5,000,000, with $3,000,000 to be used for general corporate purposes and certain other items if applicable, and up to $2,000,000 to be used in connection with the extension of the loans in respect of 237 11th, including the purchase of an interest rate cap, (ii) the interest rate of the CCF was increased by 0.20%, and (iii) certain covenants and other terms of the CCF were revised, including that a refinancing of 237 11th (excluding the extension of the existing loans) and/or the property in Paramus, New Jersey requires the prior written consent of the CCF Lender; the Company was required to meet with the CCF Lender to review the results of the Company’s strategic process, endeavor in good faith to establish mutually acceptable next steps, and provide copies of written term sheets received from participants in the strategic process, including at least one that addresses repayment or purchase of the CCF; and the removal of the ability of the Company to incur certain types of previously permitted debt and make previously permitted investments and other restricted payments.

In August 2023, the Company entered into a forbearance agreement (the “CCF Forbearance Agreement”), pursuant to which the CCF Lender agreed to forbear from exercising its rights and remedies during the Forbearance Period (defined below) with respect to (i) any failure by the Company, as borrower, to make payments under the CCF including, without limitation, the amortization payment in the amount of $7,000,000 on or prior to August 31, 2023 and any cash interest payments and (ii) any failure by the Company, as borrower, to consummate a Strategic Transaction on or prior to August 31, 2023 (the “CCF Forbearance Defaults”).

Under the CCF Forbearance Agreement, the period of forbearance (the “Forbearance Period”) ends on the earliest of (i) the consummation of a Strategic Transaction, (ii) an event of default other than the CCF Forbearance Defaults, (iii) the failure of the Company to have entered into term sheets with respect to a Strategic Transaction by August 31, 2023 or to have consummated a Strategic Transaction by December 31, 2023, (iv) a representation made by the Company in the CCF Forbearance Agreement shall fail to be correct in all material respects, (v) the filing of a complaint by the Mortgage Lender to foreclose a Mortgage, as defined in the Mortgage Loan Agreement, or a comparable exercise of remedy thereunder, or (vi) the Potential Strategic Party states in writing that it is no longer pursuing a transaction with the Company and is not replaced by a third party pursuing a substantially similar transaction within thirty days.

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

At September 30, 2023, the CCF had an outstanding balance of $40.75 million, excluding deferred finance fees of $581,000, and an effective interest rate of 10.325%. Accrued interest totaled approximately $9.1 million at September 30, 2023.

As of September 30, 2023, the CCF was fully drawn.

77 Mortgage Loan

In October 2021, a wholly-owned subsidiary of ours (the “Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77 Mortgage Lender”), pursuant to which 77 Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77 Mortgage Loan”), subject to the satisfaction of certain conditions (the “77 Mortgage Loan Agreement”). We borrowed $133.1 million on the closing date of the 77 Mortgage Loan and a portion of the proceeds of the 77 Mortgage Loan, together with the proceeds of an increase in the Mezzanine Loan, the Berkley Partner Loan and funds raised through the Private Placement were used to repay the 77 Greenwich construction facility that the Company entered into in December 2017.  At the time of the closing of the 77 Mortgage Loan in October 2021, $33.6 million was available to be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold, $30.6 million of such amount had been drawn by September 30, 2023.  The $3.0 million additional amount remained undrawn at September 30, 2023.

The 77 Mortgage Loan had a two-year term and matured on October 1, 2023.   The 77 Mortgage Loan is secured by the Mortgage Borrower’s fee interest in 77 Greenwich. In May 2023, the loan benchmark was converted from LIBOR to SOFR.  The all-in interest rate 12.05% at September 30, 2023.  The 77 Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of SOFR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77 Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of SOFR and (ii) 9.25%.   If cash flow from 77 Greenwich (including proceeds from the sales of residential units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77 Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77 Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77 Mortgage Lender to reduce the outstanding balance of the 77 Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77 Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77 Mortgage Loan was not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77 Mortgage Lender had the discretion to force fund the remaining balance other than the Additional Amount into a reserve account held by 77 Mortgage Lender and disbursed in accordance with the terms of the 77 Mortgage Loan Agreement. The 77 Mortgage Lender elected to force fund the 77 Mortgage Loan in October 2022.  The 77 Mortgage Loan is prepayable without penalty, subject to 77 Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. Mortgage Borrower was required to achieve completion of the construction work and the improvements for the project on or before July 1, 2022, subject to certain exceptions.  In November 2022, we amended the 77 Mortgage Loan to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement. The Company is in discussions with the 77 Mortgage Lender to amend the 77 Mortgage Loan, inclusive of an extension of the Final Completion date.  At that time, we drew down $3.0 million under the letter of credit to fund an interest reserve and $1.0 million to pay down the PIK balance. The 77 Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type.

In September 2023, the Company and the Mortgage Borrower entered into a forbearance agreement effective as of September 1, 2023 (the “Mortgage Loan Forbearance Agreement”), for the purpose of providing additional time for the Company to pursue a potential strategic transaction, pursuant to which the Mortgage Lender agreed to forbear from exercising its rights and remedies during the Forbearance Period, as defined below, with respect to any failure by the Mortgage Borrower to (i) make payments under the Mortgage Loan Agreement, including, without limitation, interest payments due on September 1, 2023 and principal and interest payments due at maturity and (ii) achieve any Milestone Construction Hurdles or to satisfy the Quarterly Sales Hurdle (each as defined in the Mortgage Loan Agreement) or make the related prepayment as and when required (the “MLA Forbearance Defaults”) , for a period ending on the earlier of November 15, 2023 or the occurrence of other events specified therein.  A condition to continued forbearance in this agreement was not met, but the Company is in active discussions with its 77 Mortgage Lender with respect to additional forbearance and a restructuring and extension of the 77 Mortgage Loan, in connection with the potential strategic transaction.

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

Through September 30, 2023, the 77 Mortgage Loan had been paid down by approximately $69.9 million of proceeds from closed sales of residential condominium units to a balance of $100.5 million, which includes $6.7 million in PIK interest.

Mezzanine Loan

In December 2020, we entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “Mezzanine Loan Agreement”, and the loan thereunder, the “Mezzanine Loan”).  The Mezzanine Loan was originally in the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary. As of September 30, 2023, the blended interest rate for the 77 Mortgage Loan and the Mezzanine Loan was 12.05% on an annual basis. Interest on the Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the Mezzanine Loan. Upon final repayment of the Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. Subject to the prior sentence the Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the Mezzanine Loan. In connection with the Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

In October 2021, the Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflected interest previously accrued under the original Mezzanine Loan, (ii) reflect the pledge of the equity interests in the Mortgage Borrower to the Mezzanine Lender as additional collateral for the Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77 Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77 Mortgage Loan (and the existing equity funding guaranty was terminated).   In November 2022, the Mezzanine Loan was amended to, amongst other things, extend the Final Completion date to September 29, 2023 and eliminate the liquidity requirement. The Company is in discussions with the 77 Mortgage Lender to amend the 77 Mortgage Loan, inclusive of an extension of the Final Completion date.

In August 2023, the Company and its subsidiary borrower (the “Mezzanine Borrower”) entered into a forbearance agreement (the “Mezzanine Loan Forbearance Agreement”), pursuant to which the Mezzanine Lender agreed to forbear from exercising its rights and remedies during the Forbearance Period, as defined below, with respect to (i) the failure by the Mortgage Borrower, or the Mezzanine Borrower, to make payments under the Mortgage Loan Agreement or the Mezzanine Loan Agreement, respectively, including regular monthly interest payments and principal and interest due at maturity, and (ii) the failure by the Mortgage Borrower or the Mezzanine Borrower to achieve any Milestone Construction

Hurdles, or satisfy the Quarterly Sales Hurdle, as such terms are defined in the Mortgage Loan Agreement and Mezzanine Loan Agreement, respectively, or make the related prepayment as and when required (the “Mezzanine Forbearance Defaults”).  The Mezzanine Loan Forbearance Agreement provides that the period of forbearance (the “Forbearance Period”) ends on the earliest of (i) the consummation of a Strategic Transaction, (ii) an event of default other than the Mezzanine Forbearance Defaults, (iii) the failure of the Company to have entered into term sheets with respect to a Strategic Transaction by August 31, 2023 or to have consummated a Strategic Transaction by December 31, 2023, (iv) a representation made by the Company in the Mezzanine Forbearance Agreement shall fail to be correct in all material respects, (v) the filing of a complaint by the Mortgage Lender to foreclose a Mortgage, as defined in the Mortgage Loan Agreement, or a comparable exercise of remedy thereunder, or (vi) the Potential Strategic Party states in writing that it is no longer pursuing a transaction with the Company and is not replaced by a third party pursuing a substantially similar transaction within thirty days.

As of September 30, 2023, the Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $9.8 million.   See Note 6 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

237 11th Loans

In June 2021, we entered into a $50.0 million senior loan (the “237 11th Senior Loan”) provided by Natixis, and a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by an affiliate of LibreMax, (together the “237 11th Lenders”), bearing interest at a blended rate of 3.05% per annum at that time.  The SOFR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option, which was exercised in July 2023, was not subject to satisfaction of any financial tests, but required a new interest rate cap be purchased by the Company.  New interest rate caps were purchased in July 2023.  The Company has obtained covenant waivers (Liquidity and Net Worth) from the 237 11th Lenders.

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

There was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan at September 30, 2023. As of September 30, 2023, the blended interest rate was 5.35% per annum.

Secured Line of Credit

Our $11.75 million line of credit with Webster Bank (formerly known as Sterling National Bank) is secured by the Paramus, New Jersey property, and guaranteed by Trinity Place Holdings Inc.  The Paramus property had been under contract for sale pursuant to a purchase and sale agreement, which was subject to site plan approval.  The agreement was terminated by the buyer in January 2023. The secured line of credit was scheduled to mature on May 22, 2023 and bore interest at the prime rate.  Effective with an April 2023 amendment, the maturity date was extended to March 22, 2024 and the interest rate was reduced to 2.5% during the period from April 2023 to the new maturity date.  The secured line of credit is pre-payable at any time without penalty. As of September 30, 2023, the secured line of credit had an outstanding balance of $11.75 million.

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

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net cash used in operating activities increased by approximately $7.8 million to $1.0 million for the nine months ended September 30, 2023 from net cash provided by operating activities of $6.8 million for the nine months ended September 30, 2022. This increase was mainly due to the sale of 10 residential condominium units at 77 Greenwich for the nine months ended September 30, 2023 as compared to the sale of 11 residential condominium units for the nine months ended September 30, 2022, an increase in accounts payable and accrued expenses over the same period last year, and an increase in prepaid expenses and other assets, net and receivables compared to the same period last year.

Net cash provided by investing activities decreased by approximately $10.2 million to $7.1 million for the nine months ended September 30, 2023 from $17.3 million for the nine months ended September 30, 2022. The decrease in cash provided by investing activities was due to $17.4 million in sale proceeds from the sale of our 50% interest in The Berkley in April 2022 as compared to $7.2 million in sale proceeds from the sale of our 10% interest in the 250 North 10th joint venture property in February 2023.

Net cash used in financing activities decreased by approximately $18.2 million to $19.1 million for the nine months ended September 30, 2023 from $37.3 million for the nine months ended September 30, 2022. The decrease in net cash used in financing activities primarily relates to the approximate $25.9 million in repayments of loans and notes payable and $7.0 million in borrowings for the nine months ending September 30, 2023 as compared to $45.4 million in repayments of loans and the secure line of credit and $8.4 million of borrowings for the nine months ending September 30, 2022.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs as of September 30, 2023 were approximately $305.4 million.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through September 30, 2023, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $88.2 million was recorded as of September 30, 2023.

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

●	we are currently in default of covenants under the 77 Mortgage Loan, Mezzanine Loan and Corporate Credit Facility. While we entered into a forbearance agreement with respect to the 77 Mortgage Loan and are in active discussions with the lender regarding an extension, a condition to continued forbearance was not met and the agreement terminates in any event on November 15, 2023, unless extended or additional forbearance is granted. Similarly, while we have entered into forbearance agreements with the respective lenders under the Mezzanine Loan and Corporate Credit Facility, the forbearance period under these agreements expires on December 31, 2023, in each case if not terminated earlier in accordance with their terms. Although we are in active discussions with our 77 Mortgage Lender regarding an extension or additional forbearance, outstanding borrowings thereunder are or may become due and payable on November 15, 2023, and outstanding borrowings under the other facilities could be accelerated and become immediately payable on or prior to December 31, 2023, in each case if we are not able to enter into additional forbearance or amendment agreements with these lenders prior to the exercise of remedies by them at any time forbearance agreements are not in effect;
●	the Potential Strategic Party has indicated to the Company its intent to not proceed at this time with the potential strategic transaction on the terms provided for in the previously disclosed term sheet with such party, and a new strategic counterparty may not be identified and/or definitive agreements entered into or a closing occur, before the Company’s cash resources are expended, absent a new financing, which cannot be assured;
●	our existing capital resources will not be sufficient to fund our operations beyond the next few months if we are not successful in consummating a strategic transaction and/or raising additional capital, and extending, restructuring, amending or otherwise resolving our debt maturities;
●	risks and uncertainties as to the terms, timing, structure, benefits and costs of capital raising or strategic transaction or restructuring in or out of court, and whether one will be consummated on terms acceptable to us or at all, and if it is, what the benefits to shareholders will be, if any;
●	our limited cash resources, generation of minimal revenues from operations, and our reliance on external sources of financing to fund operations in the future;
●	risks associated with our debt and upcoming debt maturities and other payment obligations and the risk of defaults on our obligations, debt service requirements and covenant compliance;

●	our ability to obtain additional financing and refinance existing loans and on favorable terms;
●	risks associated with covenant restrictions in our loan documents that could limit our flexibility to execute our business plan;
●	our ability to execute our business plan, including as it relates to the development of and sale of residential condominium units at our largest asset, 77 Greenwich;
●	risks associated with the Company evaluating and potentially consummating a strategic transaction, including the risk that the Company may fail to realize the anticipated benefits of any such transaction;
●	our investment in property development may be more costly than anticipated and investment returns from our properties planned to be developed may be less than anticipated;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City residential real estate market in particular;
●	our ability to enter into new leases and renew existing leases with tenants at our commercial and residential properties;
●	we may acquire properties subject to unknown or known liabilities, with limited or no recourse to the seller;
●	risks associated with the effect that rent stabilization regulations may have on our ability to raise and collect rents;
●	competition for new acquisitions and investments;
●	risks associated with acquisitions and investments in owned and leased real estate;
●	risks associated with joint ventures;
●	our ability to maintain certain state tax benefits with respect to certain of our properties;
●	our ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of our properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	loss of key personnel;
●	the effects of new tax laws;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;

●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

b)Internal Control Over Financial Reporting

Other than changes related to the remediation of the material weaknesses described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation

The Company’s management is committed to maintaining a strong internal control environment.  In response to the material weaknesses identified above, management, with the oversight of the Audit Committee of the Board of Directors, evaluated the material weaknesses described above and designed a remediation plan to enhance the Company’s internal control environment.  To remediate the material weaknesses, the Company’s management performed an evaluation of the relevant controls, and implemented procedures to enhance documentation, and retain incremental evidence that supports the effectiveness of controls related to the additional procedures to ensure the properties we own are properly classified as either an operating property or property under development, and that we are capitalizing the appropriate amount of internally allocated construction related costs related to the development project at 77 Greenwich Street.  These enhanced procedures were implemented as of January 1, 2023, and have been monitored for effectiveness.  Based on the successful monitoring of these enhanced procedures, the Company concluded that the material weaknesses identified above have been remediated as of the date of this report.

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

We are currently in default of covenants under the 77 Mortgage Loan, Mezzanine Loan and Corporate Credit Facility.  While we entered into a forbearance agreement with respect to the 77 Mortgage Loan and are in active discussions with the lender regarding an extension, a condition to continued forbearance was not met and the agreement terminates in any event on November 15, 2023, unless extended or additional forbearance is granted.  Similarly, while we have entered into forbearance agreements with the respective lenders under the Mezzanine Loan and Corporate Credit Facility, the forbearance period under these agreements expires on December 31, 2023, in each case if not terminated earlier in accordance with their terms.  Although we are in active discussions with our 77 Mortgage Lender regarding an extension or additional forbearance, outstanding borrowings thereunder are or may become due and payable on November 15, 2023, and outstanding borrowings under the other facilities could be accelerated and become immediately payable on or prior to December 31, 2023, in each case if we are not able to enter into additional forbearance or amendment agreements with these lenders prior to the exercise of remedies by them at any time forbearance agreements are not in effect.

As of September 30, 2023 and November 14, 2023, we were in default under the 77 Mortgage Loan, Mezzanine Loan and Corporate Credit Facility as a result of the MLA Forbearance Defaults, Mezzanine Forbearance Defaults and CCF Forbearance Defaults, respectively. We entered into forbearance agreements with the lenders under these facilities.  A condition to continued forbearance in the 77 Mortgage Loan Agreement was not met and in any event the forbearance period expires on November 15, 2023, although the Company is in active discussions with its 77 Mortgage Lender regarding an extension of the forbearance period.  In addition, the forbearance periods under the Mezzanine Loan and Corporate Credit Facility terminate no later than December 31, 2023. See Note 6 - Loans Payable and Secured Line of Credit for a discussion regarding the defaults and the terms of the forbearance agreements. Although the Company is in active discussions with the 77 Mortgage Lender regarding additional forbearance and a restructuring of its loan, there is no assurance that agreements will be entered into and that the lender will not exercise its rights and remedies, including seeking to foreclose on the property and assets securing the loan, among other remedies.  In addition, if the Company is not able to resolve the defaults with the other lenders through a waiver or other amendment, and/or refinance of the obligations under the facilities, those lenders will also have the right, following the forbearance period, to exercise their rights and remedies with respect to such defaults. In such event, the lenders could demand immediate repayment of the outstanding borrowings and terminate the facilities and they could also seek to foreclose on the assets securing the loans among other remedies. The exercise of any such rights and remedies by the 77 Mortgage or Mezzanine Lenders may also trigger claims by purchasers under signed residential unit contracts at 77 Greenwich to rescind such contracts or an order from the NYS Department of Law to make an offer of rescission. We do not have sufficient liquidity to repay the indebtedness under the 77 Mortgage Loan or the other facilities. We are seeking a resolution with our lenders prior to exercise of remedies by any lenders; however, there can be no assurance that we will be able to obtain additional forbearance from the 77 Mortgage Lender or the other lenders or complete a restructuring or refinancing and/or obtain an acceptable waiver or amendment under all or any of the facilities on terms acceptable to us, or at all. Failure to obtain additional forbearance from our 77 Mortgage Lender or other lenders before they exercise remedies, and failure to secure additional waivers, amendments or alternative financings prior to the exercise of remedies by any of our lenders, would have a material adverse effect on the Company and its financial condition and we would be forced to consider all available alternatives, including filing for bankruptcy protection, liquidating or dissolving.

We have a limited amount of unrestricted cash and liquidity and variable cash needs. If we are not successful in identifying a strategic party and consummating a strategic transaction, raising significant additional capital and/or receiving significant amounts on account of our claims involving 237 11th in a timely manner, we will have insufficient cash and liquidity to service our debt and pay operating expenses and other obligations beyond the next few months, which would have a material adverse effect on our business and financial condition and we would be forced to consider all available alternatives, including filing for bankruptcy protection, liquidating or dissolving.

We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are significant and variable under different circumstances, including near term debt maturities and other payment obligations. The Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations, debt service, amortization and maturities and corporate expenses beyond the next few months, unless we are able to both extend or refinance our maturing debt and also raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern.  Whether or not we are able to enter into a transaction, we may not have sufficient resources to pay our advisors and service providers amounts due or claimed.  Management is currently in active discussions with the Company’s lenders regarding the deferment of upcoming payments and exploring opportunities to secure additional funding through the sale of assets, refinancings of outstanding indebtedness, and equity or debt financings or other sources.  The Company also continues to explore a range of strategic and financing alternatives to maximize stockholder value.   We have engaged the Advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives.  Potential strategic alternatives being evaluated include securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company.

However, there is no assurance that we will be successful in reaching agreements with our lenders, consummating any such strategic transaction or obtaining capital sufficient to meet our operating needs, in each case, on terms or a timeframe acceptable to us or at all. In August 2023, the Company entered into term sheets with the Potential Strategic Party, and an affiliate of its current CCF Lender and Mezzanine Lender; however, the Potential Strategic Party recently indicated to the Company its intent to not proceed with the strategic transaction and there can be no assurance that the Company will be able to complete a strategic transaction.  In addition, if funds are raised by issuing equity securities, dilution to existing shareholders will result and future investors may purchase shares at prices below current market values and/or be granted rights superior to those of existing shareholders.  Even if a strategic transaction and/or other transaction is entered into, the benefits to shareholders, if any, of such transactions are uncertain.  Further, in the event that we are unable to identify or  consummate such transactions, we would be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to, a transaction with our corporate facility lender and/or an affiliate to holistically resolve the liabilities under the corporate credit facility and address other material liabilities, the restructuring of the 77 Greenwich Mortgage Loan, filing for bankruptcy protection, liquidating, dissolving and/or seeking another out-of-court restructuring of our liabilities or liquidation.  See Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 1 - Business to our consolidated financial statements for more information regarding our ability to continue as a going concern and related matters.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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
10.1*

Forbearance Agreement, dated as of August 24, 2023, by and among TPHGreenwich Subordinate Mezz LLC, as borrower, Trinity Place Holdings Inc., as indemnitor, TPHGreenwich Mezz LLC, as additional pledger, TPHS Lender II LLC, as lender, and TPHS Lender II LLC, as administrative agent.

10.2*

Forbearance Agreement, dated as of August 24, 2023, by and among Trinity Place Holdings Inc., as borrower, each subsidiary of borrower listed on the signature pages thereto, as a guarantor, TPH Lender LLC, as lender, and TPHS Lender LLC, as administrative agent.

10.3*

Forbearance Agreement, dated as of September 1, 2023, by and among TPHGreenwich Owner LLC, as borrower, Trinity Place Holdings Inc., as indemnitor, and Macquarie PF Inc., as administrative agent and lender.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2023 and September 30, 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022,  (v) Notes to Consolidated Financial Statements and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: November 14, 2023	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: November 14, 2023	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)