Form 10-K
period 2023-12-31
Trinity Place Holdings Inc.
filed 2024-03-29
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,704,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ⌧ No ◻

As of March 29, 2024, there were 63,793,850 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

PART I

Item 1.       BUSINESS

Overview

Trinity Place Holdings Inc., which we refer to in this Annual Report on Form 10-K as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. On February 14, 2024, the Company’s real estate assets and related liabilities were contributed to TPHGreenwich Holdings LLC (“TPHGreenwich”), which is owned 95% by the Company, with an affiliate of the lender under the Company’s corporate credit facility (the “Corporate Credit Facility” or “CCF”) owning a 5% interest in, and acting as manager of, such entity.  These real estate assets include (i) the property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school, (ii) a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and (iii) a property occupied by retail tenants in Paramus, New Jersey (the “Paramus Property”).  See Item 2. Properties below for a more detailed description of these properties. We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $316.6 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2023, as well as approximately $318.3 million of various state and local NOLs, which can be used to reduce our future taxable income and capital gains.

Recapitalization Transactions

On February 14, 2024, we consummated the transactions contemplated by the Stock Purchase Agreement, dated as of January 5, 2024 (as amended, the “Stock Purchase Agreement”), between the Company, TPHS Lender LLC, the lender under the Company’s Corporate Credit Facility (the “Company Investor”) and TPHS Investor LLC, an affiliate of the Company Investor (the “JV Investor”, and together with the Company Investor, the “Investor”), pursuant to which (i) the Company Investor purchased 25,112,245 shares of common stock, par value $0.01 per share of the Company (the “Investor Shares”) for a purchase price of $0.30 per share, (ii) the Company and the JV Investor entered into an amended and restated limited liability company operating agreement of TPHGreenwich (the “JV Operating Agreement”), pursuant to which the JV Investor was appointed the initial manager of, and acquired a five percent (5%) interest in, TPHGreenwich, as described in more detail below, and which JV continues to own, indirectly, all of the real property assets and liabilities of the Company, and (iii) TPHGreenwich entered into an asset management agreement (the “Asset Management Agreement”) with a newly formed subsidiary of the Company (the “TPH Manager”), pursuant to which TPHGreenwich hired the TPH Manager to act as initial asset manager for TPHGreenwich for an annual management fee, as described in more detail below (collectively, the “Recapitalization Transactions”).

Under the Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich, with the Company retaining the substantial federal, state and local tax NOLs, intellectual property and a 95% equity interest in TPHGreenwich. In addition, the maturity date of each of the mortgage loan agreement (the “77G Mortgage Loan”) and mezzanine loan agreement (the “77G Mezzanine Loan”) for 77 Greenwich was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026.

We believe that the Recapitalization Transactions allow for an improved structure for a new investor to invest in the Company, which is less complex as a result of the real estate assets and substantially all liabilities being off-balance sheet. In addition, the parties agreed to certain provisions in the Stock Purchase Agreement to accommodate a new strategic partner that may invest in the Company.

We believe that the closing of the Recapitalization Transactions has put the Company on a stronger financial footing. As of March 28, 2024, our cash and cash equivalents totaled approximately $3.9 million.

Joint Venture Agreement

At the closing of the Recapitalization Transactions, the Company and the JV Investor entered into the JV Operating Agreement, with the Company owning 95% of the ownership interests in TPHGreenwich and the JV Investor owning 5% of the ownership interests in TPHGreenwich. Distributions under the JV Operating Agreement first go to the Investor until the JV Investor has received its initial distribution amount in full (which initial distribution amount is the sum of (v) all amounts due under the CCF and 77G Mezzanine Loan, (w) all amounts due in connection with any additional JV debt financing provided by Investor or its affiliate, (x) Investor’s initial capital contribution, and (y) any additional capital contributions made by Investor), then distributed pro rata pursuant to the members’ respective percentage interests in TPHGreenwich. If TPH Manager is terminated for “Cause” under the Asset Management Agreement, as described below, at the option of Investor, the Company’s right to distributions from TPHGreenwich will be forfeited and any distribution that would otherwise have been made to the Company will instead be distributed to the JV Investor.

JV Investor, in its capacity as manager of TPHGreenwich, will manage, control and conduct the affairs of TPHGreenwich, subject only to certain major decisions set forth in the JV Operating Agreement. Major decisions are (1) entering into any transaction with or for the benefit of Investor or its affiliate, other than any transaction involving Investor or its affiliate providing debt and/or equity to the Company as set forth in the JV Operating Agreement or any arms-length transaction, (2) any amendment or modification of the JV Operating Agreement or any operating agreement of a subsidiary company of TPHGreenwich, or any other agreement with the Company or a subsidiary company of TPHGreenwich if such amendment would materially adversely affect the rights or obligations of the Company in a manner that is disproportionate to the JV Investor, (3) any tax or accounting matter decision relating to net operating losses that would be materially adverse to the Company but not the JV Investor, and (4) the admission of any other member to TPHGreenwich or its subsidiary except as permitted under the JV Operating Agreement.

Under the JV Operating Agreement, the Company will retain control of the Paramus Property and will have the sole and exclusive right to manage and make decisions regarding the Paramus Property, subject to (i) the Company Investor’s right to approve any purchase and sale agreement for the Paramus Property that may be entered into in accordance with the terms and conditions of the Stock Purchase Agreement; (ii) the JV Investor’s right to approve any material modifications of such purchase and sale agreement for the Paramus Property, and (iii) the JV Investor’s right to approve any dissolution of the owner of the Paramus Property.

The Company’s liability under any cause of action arising from or in connection with the JV Operating Agreement is limited to its interest in TPHGreenwich, other than with respect to certain Company guaranty liabilities related to (a) any loss or expense incurred by the JV Investor under any non-recourse carveout guaranty or environmental indemnity to a third-party lender, or (b) indemnification and reimbursement from the Company if the JV Investor makes a payment to a third party lender pursuant to a guaranty (other than a non-recourse carve out guaranty or environmental indemnity), in each case, to the extent such loss, expense or payment was caused solely by, or required solely as a result of, the acts or omissions of the Company or the TPH Manager without the prior written consent of the JV Investor.

Asset Management Agreement

At the closing of the Recapitalization Transactions, the TPH Manager entered into the Asset Management Agreement with TPHGreenwich. The Asset Management Agreement provides that the TPH Manager agrees to provide certain services in connection with the construction (with respect to 77 Greenwich), management, operation, supervision and maintenance of 77 Greenwich and 237 11th. To compensate TPH Manager for such services, TPHGreenwich will pay an annual management fee to TPH Manager equal to the greater of (x) $400,000 or (y) 1.25% of (i) the outstanding principal balance of the CCF plus (ii) the outstanding principal balance of the 77G Mezzanine Loan, plus (iii) the principal balance of any future fundings of any type under the CCF and/or 77G Mezzanine Loan.

The Asset Management Agreement will continue until the earlier to occur of (a) both consummation of a sale, transfer, conveyance or other disposition of 77 Greenwich and 237 11th and the final resolution of the 237 11th litigation, or (b) the earlier termination of the Asset Management Agreement pursuant to its terms. TPHGreenwich has the right to terminate the Asset Management Agreement at any time with or without cause, provided that if the TPH Manager is terminated without cause prior to the 18-month anniversary of the Asset Management Agreement, the TPH Manager will be entitled to a termination payment equal to 75 days’ payment of the management fee, based on the average fee paid to the TPH Manager during the immediately prior 12 months. After the 18-month anniversary of the Asset Management Agreement, the TPH Manager will also have the right to terminate the Asset Management Agreement in its sole and absolute discretion, upon not less than 75 days’ prior written notice to TPHGreenwich.

As described above, if TPH Manager is terminated for “Cause” under the Asset Management Agreement, at the option of Investor, the Company’s right to distributions from TPHGreenwich will be forfeited and any distribution that would otherwise have been made to the Company will instead be distributed to the JV Investor. The term “Cause” means (a) the Company ceasing to be a member under the JV Operating Agreement, (b) TPH Manager transfers its rights or obligations under the Asset Management Agreement in violation of the terms therein, (c) TPH Manager files or consents to a petition in bankruptcy, (d) TPH Manager, any Key Manager Employee (defined below) or any affiliate is convicted of fraud or is determined by a court of competent jurisdiction pursuant to a final judgment to have committed an act of fraud, (e) any misappropriation, gross negligence or willful misconduct by TPH Manager, any Key Manager Employee or any affiliate of the foregoing (which is curable one time during the term of the Asset Management Agreement if committed by a non-senior level employee), (e) any of the Company, TPH Manager or any Key Manager Employee is convicted of a felony crime or crime of moral turpitude, (f) any representation or warranty made by TPH Manager under the Asset Management Agreement is untrue in any material respect and remains uncured after notice from TPHGreenwich, (g) a material breach by TPH Manager of the terms of the Asset Management Agreement (other than as set forth above in this definition) which breach has a material adverse effect on TPHGreenwich and remains uncured after notice from TPHGreenwich, or (h) the breach or failure to comply by TPHGreenwich or any subsidiary with any loan documents (other than, in the case of loan documents in which an affiliate of JV Investor is a lender, with respect to any key person provisions relating to Mr. Messinger, our chief executive officer, or a replacement) in the event such breach or failure is caused by the actions of TPH Manager, Key Manager Employee or any affiliate and continues after the giving of any required notice and the expiration of any applicable cure period under such loan documents, and which is not the subject of a forbearance or waiver from such lender. Under the Asset Management Agreement, “Key Manager Employee” means Mr. Messinger or a replacement officer or employee of TPH Manager with reasonably equivalent skills and abilities (as determined by the JV Investor on behalf of TPHGreenwich in its reasonable discretion). In the event Mr. Messinger fails to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich agrees its sole and exclusive remedy will be to terminate TPH Manager without cause on 30 days’ notice.

Management’s Plans and Objectives

Following the Recapitalization Transactions, our primary business is owning over $600 million of federal, and various state and local NOLs and a variety of intellectual property assets focused on the consumer sector, as well as a 95% interest in TPHGreenwich and acting as asset manager for the properties owned by TPHGreenwich.  With the Company now unencumbered by its real estate and related liabilities, we continue to focus on exploring a range of strategic and financing alternatives to maximize stockholder value and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged Houlihan Lokey and Ackman-Ziff to act as advisors (the “Advisors”) in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. There is no assurance that we will be successful in consummating any such strategic transaction on terms or a timeframe acceptable to us or at all.

Competition

The markets in which the properties owned through TPHGreenwich are located are inherently competitive. With respect to the operating properties currently located in Brooklyn, New York and Paramus, New Jersey, TPHGreenwich is competing for some of the same tenants, contractors and lenders.  Competitive factors with respect to 77 Greenwich may have a more material effect on TPHGreenwich as it is its most significant real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of 77 Greenwich to support the growth of the downtown Manhattan neighborhood as a vibrant 24/7 community to work, live and visit. Several privately funded commercial and residential developments have been or are being constructed or have been proposed and office buildings are being converted to residential use to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact the plan to maximize the value of 77 Greenwich.

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

Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopment projects that a potential purchaser would want to undertake with respect to any particular parcel of real estate we own. Such laws, ordinances and regulations also govern emissions from and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and management of certain properties, we and/or TPHGreenwich could be held liable for the costs of remedial action with respect to these regulated substances or related claims.

Zoning and Planning

In connection with any development or redevelopment of the properties, TPHGreenwich will be required to comply with applicable zoning, land-use, building, occupancy, and other laws and regulations. In many cases, TPHGreenwich is and will continue to be required to obtain governmental permits, site plan approvals and/or other authorizations, or seek variances, prior to proceeding with planned development or other activities.

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

Human Capital Resources

As of December 31, 2023, we had a total of six employees, all of which were full-time in executive, management, finance, accounting, operations and administrative capacities.

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

Risk Factors Related to the Company

After the Recapitalization Transaction, we have limited cash resources, our only source of revenue is an asset management fee, and are reliant on external sources of capital to fund ongoing operations.

Our prior revenue generating activities did not produce sufficient funds for profitable operations and working capital. Accordingly, our continued operation will require raising additional capital on acceptable terms. We have relied and will continue to rely substantially upon equity and debt financing and our asset management fees to fund our ongoing operations. There can be no assurance that additional sources of capital will be available to us on commercially favorable terms. In addition, our inability to access the capital markets on favorable terms, because of a low stock price, unfavorable market conditions or otherwise, will affect our ability to execute our business plan as scheduled. If we are unable to raise capital on market terms, our ability to run our operations and/or grow through new acquisitions and investments, and thus become profitable, will be materially adversely impacted.

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

We believe that our success will depend, in part, on our ability to consummate a strategic transaction in the near-term. The identification of a suitable candidate for a strategic transaction can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified strategic transactions. Strategic transactions are inherently risky, and ultimately, if we do not complete an announced strategic transaction successfully and in a timely manner, we may not realize the anticipated benefits of the strategic transaction.  Achieving the anticipated benefits of any transaction involves a number of risks, including disruption of our ongoing business and distraction of our management and employees from daily operations or other opportunities and challenges, utilization of our financial resources for a transaction that may fail to realize the anticipated benefits, regulatory risks, including maintaining good standing with existing regulatory bodies or receiving any necessary approvals, and the failure of the due diligence processes to identify significant problems, liabilities or challenges of the strategic partner.

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

We are subject to risks associated with TPHGreenwich, including that we may not receive any distributions from TPHGreenwich.

Joint venture investments involve risks not otherwise present for investments made or owned solely, including the possibility that our joint venture partner might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. We own a 95% interest in TPHGreenwich, with the JV Investor owning the other 5% interest.  However, under the JV Operating Agreement, JV Investor, in its capacity as manager of TPHGreenwich, manages, controls and conducts the affairs of TPHGreenwich, subject only to certain limited major decisions set forth in the JV Operating Agreement. In addition, distributions under the JV Operating Agreement first will be paid to the Investor until it has received its initial distribution amount in full (including, but not limited to, all amounts due under the CCF and 77G Mezzanine Loan), following which such distributions will be distributed pro rata pursuant to the members’ respective percentage interests in TPHGreenwich. Further, if TPH Manager is terminated for “Cause” under the Asset Management Agreement, at the option of Investor, the Company’s right to distributions from TPHGreenwich will be forfeited and any distribution that would otherwise have been made to the Company will instead be distributed to the JV Investor.

The Company may not receive any distributions from TPHGreenwich, including if the JV Investor does not receive repayment of its initial distribution amount in full or if the Asset Management Agreement is terminated, which would have a material adverse effect on our results of operations, liquidity and financial condition.

One of our primary business purposes following the Recapitalization Transactions is to act as asset manager for the properties owned by TPHGreenwich in accordance with the terms and conditions of the Asset Management Agreement which can be terminated by TPHGreenwich at any time with or without cause.

Following the Recapitalization Transactions, we have been hired by TPHGreenwich to provide asset management services for the properties owned by TPHGreenwich for an annual management fee. TPHGreenwich has the right to terminate the Asset Management Agreement at any time with or without cause (subject to our right to receive a termination payment if we are terminated without cause prior to the 18-month anniversary of being hired).  As the asset management fee will be our main source of revenue following the Recapitalization Transactions, if the Asset Management Agreement is terminated, this will have a material adverse effect on our results of operations, liquidity and financial condition.

We are subject to extensive covenants, and the Investor has many consent and approval rights, under the Stock Purchase Agreement, many of which survive indefinitely following the closing of the Recapitalization Transactions.

We are subject to extensive covenants, and the Investor has many consent and approval rights, under the Stock Purchase Agreement that we entered into with the Investor, the breach of any of which could result in the Investor pursuing claims against the Company for damages, which could have an adverse impact on our results of operations and financial condition.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally.

We are subject to the general risks of investing in leasable real estate in connection with TPHGreenwich’s existing retail and residential properties. These risks include the ability to secure leases with new tenants, renew leases with existing tenants, the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove or certain upgrades that may be needed should it become necessary to re-rent the leased space for other uses, rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation, and potentially, as occurred at 237 11th, damages arising from defective construction. The occurrence of any of these events, particularly with respect to leases at the commercial real estate property, or issues that affect numerous residential units, could adversely impact, and in the case of 237 11th, has adversely impacted, our results of operations, liquidity and financial condition.

In addition, if our competitors offer space at net effective rental rates below our current net effective rental rates or market rates, TPHGreenwich may lose current or potential tenants to other properties in our markets. Additionally, TPHGreenwich may need to reduce net effective rental rates below current rates or offer incentives in order to retain tenants upon expiration of their leases or to attract new tenants. Our results of operations and cash flow may be adversely affected as a result of these factors.

The loss of key personnel upon whom we depend to operate our business would adversely affect our business.

Our ability to continue to operate depends in large part on our ability to retain key personnel, including in particular our President and Chief Executive Officer, Matthew Messinger. We may not be successful in retaining such key personnel and any inability to do so would have a material adverse effect on our business, results of operations and financial condition.  In addition, under the terms of the Asset Management Agreement, in the event Mr. Messinger fails to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich will have the right to terminate TPH Manager without cause on 30 days’ notice, which would have a material adverse effect on our business, results of operations and financial condition. On March 18, 2024, Mr. Messinger delivered written notice (the “Notice”) to the board of directors of the Company of the occurrence of events which he maintains constitute “Good Reason” for termination in accordance with his employment agreement with the Company (the “Employment Agreement”).  Under the Employment Agreement, the Company has thirty days from the date of the Notice to cure the circumstances provided in the Notice. If the Company fails to timely cure such circumstances in accordance with the terms of the Employment Agreement and those circumstances otherwise constitute an event of Good Reason (as defined in the Employment Agreement), Mr. Messinger’s employment will be deemed to be terminated for Good Reason at the end of the cure period, and Mr. Messinger would be entitled to certain benefits set forth in the Employment Agreement. The parties have been and remain in active discussions regarding the terms of Mr. Messinger’s continued employment by the Company, however there can be no assurance that a resolution will be reached in a timely manner and on favorable terms, if at all.

Our ability to utilize our NOLs to reduce future tax payments may be limited as a result of future transactions.

We had approximately $316.6 million of federal NOLs and $267.4 million of state NOLs and New York State and New York City prior NOL conversion subtraction pools of approximately $27.9 million and $22.9 million, respectively, as of December 31, 2023. Section 382 of the Internal Revenue Code (the “Code”), limits the ability of a company to utilize its NOLs after an ownership change. For purposes of Section 382, an ownership change occurs if the percentage of the stock of the company owned by persons holding 5% or more of the stock increases by more than 50 percentage points over a rolling three year lookback period.  Generally, if an ownership change occurs, the annual taxable income limitation on our use of NOLs is equal to the product of the applicable long-term tax exempt rate and the value of our stock immediately before the ownership change. If we undergo an ownership change, our ability to utilize our NOLs would be subject to significant limitations. In addition, the 2017 tax legislation known as the Tax Cuts and Jobs Act (the “TCJA”) limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year, and eliminated the ability of taxpayers to carryback such NOLs to prior years. These limitations were modified by the “Coronavirus Aid, Relief, and Economic Security (CARES) Act,” signed into law on March 27, 2020. The CARES Act suspended the 80% limitation on the use of NOLs for tax years beginning before January 1, 2021, and allowed losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five years.

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

We may be deemed to be a transient investment company.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended, a company may be deemed an investment company under Section 3(a)(1)(C) of the Investment Company Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

In connection with the Recapitalization Transactions, the JV Investor acquired a five percent (5%) interest in and was appointed the initial manager of TPHGreenwich, which was a wholly-owned subsidiary of the Company holding directly or indirectly substantially all of the Company’s non-cash assets prior to the Recapitalization Transactions. Since we no longer hold a controlling interest in TPHGreenwich, the membership interest we hold in the JV could be deemed under the Investment Company Act to exceed 40% of our total assets, exclusive of government securities cash items and on an unconsolidated basis, and accordingly, we may be deemed to be a transient investment company.

A transient investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows a transient investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis.

We believe that for purposes of valuing the membership interest we hold in the JV, the substantial indebtedness attributable to the real property assets owned directly or indirectly by the JV would materially reduce the value of such membership interest.  In the event we are deemed to be a transient investment company as a result of the Recapitalization Transactions, we believe would qualify for the grace period. We may take actions to cause any investment securities held by us to be less than 40% of our total assets, which may include acquiring assets, engaging in one or more strategic transactions or liquidating our investment securities.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being a transient investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the Securities and Exchange Commission (“SEC”). If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in our incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

Additional Risks Related to TPHGreenwich and the Properties

TPHGreenwich and its subsidiaries are subject to leverage and face risks generally associated with such debt, including an increased risk of default on such entity’s obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

Historically, we have incurred substantial indebtedness in furtherance of our activities, at both the parent company level and subsidiary level, resulting in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations.  Following the Recapitalization Transactions, all of the indebtedness is held by TPHGreenwich and/or its subsidiaries.  As a result, TPHGreenwich is subject to the risks associated with debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest, the risk that TPHGreenwich may fail to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms or have other adverse consequences, and the risk that if TPHGreenwich refinances any of its debt, it may do so on refinancing terms less favorable than the terms of the existing debt.

One of TPHGreenwich’s loans has a near-term maturity.  In addition, several of the loans require interest rate cap agreements be in place for the duration of the loan. Although many of the loans contain extension options, the 237 11th loan requires replacement interest rate cap agreements be put in place in order to extend the loan maturity. With the significant increase in interest rates, the cost of purchasing such an interest rate cap has become material. Due to cash constrains, TPHGreenwich may not have the funds available to purchase the required interest rate cap which, unless TPHGreenwich can restructure or refinance the loan, would likely have a material adverse effect on our financial condition and results of operations.  If TPHGreenwich is not successful in meeting the extension requirements, or amending, waiving or paying the near-term maturity, or the lenders accelerated their respective loan, cross-defaults would also exist and TPHGreenwich would have insufficient cash and liquidity to service the debt and pay operating expenses and other obligations.

All of TPHGreenwich’s properties secure loans. Certain of the loans contain cross-default provisions. The failure by TPHGreenwich or its borrower subsidiaries to make scheduled repayments under the loan agreements, or the default of any of the obligations under the loans, would have an adverse impact on our financial condition and results of operations. Upon the occurrence of an event of default, TPHGreenwich or its applicable subsidiary may be required to immediately repay all amounts outstanding under the respective loan and the lenders may exercise other remedies available to them, including foreclosing on the respective property securing the loan.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 11 – Loans Payable and Secured Line of Credit to our consolidated financial statements, for further discussion regarding our financing activities.

Covenants in the loan agreements could limit TPHGreenwich’s flexibility and adversely affect our financial condition.

The loan agreements contain a number of financial and other restrictive covenants, including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding loan to value and net worth. These covenants may limit TPHGreenwich’s flexibility to incur additional debt. If TPHGreenwich fails to meet or satisfy any of these covenants, it would be in default under these agreements and the indebtedness could be declared due and payable.  In addition, the lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. If TPHGreenwich were to default under the loan agreements, our financial condition would be adversely affected.

The Company Investor is the lender under the CCF, and an affiliate of the Company Investor and JV Investor is the lender under the 77G Mezzanine Loan, which could create a conflict of interest.

The Company Investor is the lender under the CCF, and an affiliate of the Company Investor and JV Investor is the lender under the 77G Mezzanine Loan.  The JV Investor manages and controls TPHGreenwich, and as a result the Investor controls both the borrower and lender under these loan agreements, and accordingly conflicts of interest could arise. There is no assurance that any future actions by or transactions with the Investor or any of its affiliates will be on the same terms as those available with unaffiliated third parties or that these actions, agreements or relationships will be maintained at all or will not otherwise impact the Company in a manner that is adverse to us or our stockholders.

A significant part of TPHGreenwich’s current business plan is focused on completion of and the sale of condominiums at 77 Greenwich. An inability to execute this business plan due to adverse trends in the New York City residential condominium market or otherwise would have a material adverse effect on our financial condition and results of operations.

The business plan of TPHGreenwich includes in particular completion of the development of and the sale of condominiums at 77 Greenwich, which currently is its largest asset. As a result, TPHGreenwich’s, and in turn our, distribution of earnings from investments are heavily dependent on the success of implementing the business plan for 77 Greenwich.

77 Greenwich consists of 90 luxury residential condominium apartments, in addition to a retail condominium unit and a New York City elementary school condominium unit.  A variety of factors determine New York City residential condominium trends and will impact the sales and pricing of the residential condominium units at 77 Greenwich. These factors include, among others, available supply, changes in interest rates, the availability of home mortgages, foreign exchange rates, foreign buyer patterns, local employment trends, and prices and velocity of sales. Sales of residential condominium units in general, and in particular in New York City, have historically experienced greater volatility than detached single family houses, which may expose TPHGreenwich to more risk.  These and other factors fluctuate over time. Based on a number of reports, there is a historically high number of unsold units in newly constructed luxury residential condominiums in New York City, which has resulted in demand and pricing pressures. When we commenced sales in the spring of 2019, the New York City market, in particular downtown Manhattan, was in a period of softness.  This was exacerbated by the impact of the COVID-19 pandemic.  Due to current market conditions in New York City, several competing residential condominium projects located in downtown Manhattan, specifically in the Financial District, have been put on hold while others have restarted construction.  The status of unsold residential condominium units in 2023 and beyond is inherently uncertain. Closings on sales commenced in September 2021 and are ongoing.  An inability to successfully execute the business plan with respect to 77 Greenwich would likely have a material adverse effect on our financial condition and results of operations.

Due to the TPHGreenwich’s core business of investing in, developing and operating real estate assets, there is an inherent risk that the development and sales of residential condominiums may be subject to unknown potential changes in internal and external financial and economic conditions, such as inflation and rising interest rates, and general market conditions which could impact the Company's business and potential buyers of the residential condominiums for sale. The Company believes it is possible to incur real estate impairment charges in the future in the event these conditions deteriorate.

Investment returns from 77 Greenwich may be less than anticipated.

The development of 77 Greenwich is exposed to risks, including the following:

●	TPHGreenwich may sell residential condominium units at 77 Greenwich at prices that are less than were projected;

●	the velocity of condominium sales at 77 Greenwich may fluctuate depending on a number of factors, including market and economic conditions, and may result in the investment being less profitable than expected or not profitable at all; and
●	operating expenses and real estate taxes may be greater than projected, resulting in the investment being less profitable than we expected.

TPHGreenwich’s investment in property development for 77 Greenwich may be more costly than anticipated.

The current development and construction activities, including with respect to 77 Greenwich, may be exposed to the following risks:

●	TPHGreenwich may incur construction costs for a development project that exceed our original estimates due to increases in interest rates, increased materials, labor, leasing or other costs, and increases in unforeseen costs such as those related to the supply chain disruption, which could make completion of the project less profitable because market rents or condominium unit sales prices, as applicable, may not increase sufficiently to compensate for the increase in construction costs;
●	TPHGreenwich may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;
●	TPHGreenwich may expend funds on and devote management’s time to projects which we do not complete;
●	TPHGreenwich may be unable to complete construction and/or leasing of our rental properties and sales of our condominium projects (currently limited to 77 Greenwich) on schedule, or at all due to unforeseen construction issues; and
●	TPHGreenwich may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

TPHGreenwich may be unable to lease vacant space, renew current leases, or re-lease space as current leases expire.

Leases at the properties owned by TPHGreenwich may not be renewed or such properties may not be re-leased at favorable rental rates. If the rental rates for the properties decrease, tenants do not renew their leases or TPHGreenwich does not re-lease a significant portion of available space, tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, our financial condition, results of operations and cash flows could be materially adversely affected. There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources that compete with us in seeking tenants who we desire to lease space in the properties.

The bankruptcy of, or a downturn in the business of, any of the major tenants at the commercial real estate properties that causes them to reject their leases, or to not renew their leases as they expire, or renew at lower rental rates, may adversely affect our cash flows and property values. In addition, retailers at the properties face increasing competition from e-commerce, outlet malls, discount shopping clubs, direct mail and telemarketing, which could reduce rents payable to TPHGreenwich and reduce TPHGreenwich’s ability to attract and retain tenants at the properties leading to increased vacancy rates.

In addition, if TPHGreenwich is unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

The properties owned by TPHGreenwich may be subject to known and unknown liabilities and with limited or no recourse to the seller.

Properties owned by TPHGreenwich may be subject to known or unknown liabilities with no or minimal recourse to the seller. As a result, if a property is damaged, TPHGreenwich may need to pay to have it repaired, and its ability to recover any such payments through insurance, indemnities, litigation or otherwise is uncertain. The Company acquired one property subject to unknown construction defects due to water penetration in the walls at 237 11th. During the pendency of repairs at 237 11th, units were unable to be leased, and following completion of repairs, they needed to be re-leased. If a liability was asserted against us or TPHGreenwich arising from the ownership of a property, we or TPHGreenwich might have to pay substantial sums to settle it. Unknown liabilities with respect to properties acquired might include:

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

Multi-family residential properties may be subject to rent stabilization regulations, which limit TPHGreenwich’s ability to raise rents above specified maximum amounts and could give rise to claims by tenants that their rents exceed such specified maximum amounts.

The Rent Stabilization Law and Code imposes rent control or rent stabilization on certain apartment buildings. The rent stabilization regulations applicable to TPHGreenwich’s multi-family residential properties set maximum rates for annual rent increases, entitle tenants to receive required services from TPHGreenwich and entitle tenants to have their leases renewed. The limitations established by present or future rent stabilization regulations may impair TPHGreenwich’s ability to maintain rents at market levels at its properties subject to such regulations.

Pursuant to the Housing Stability and Tenant Protection Act of 2019, which is a set of New York State laws, vacancy lease increases were eliminated, whereby the landlord was permitted to increase the rent by as much as 20% for a tenant moving into a vacant apartment, to which significant increases in rent for New York City properties were historically attributed.

With respect to certain types of properties in New York City, solely by virtue of the real estate tax exemption under RPTL Section 421-a, the Rent Guidelines Board of New York City, approves renewal lease rent increases.  In 2023, the Rent Guidelines Board approved a 3.00% increase on 12-month lease renewals and a 2.75% increase for the first year of 24-month lease renewals and 3.2% increase for the second year of 24-month lease renewals.

The application of rent stabilization to apartments in TPHGreenwich’s multi-family residential properties will limit the amount of rent TPHGreenwich is able to collect, which could have a material adverse effect on its ability to fully take advantage of the investments that it is making in the properties. In addition, there can be no assurances that changes to rent stabilization laws will not have a similar or greater negative impact on TPHGreenwich’s ability to collect rents.

TPHGreenwich may not receive or be able to maintain certain tax benefits if it is not in compliance with certain requirements of the NYC Department of Housing Preservation and Development.

TPHGreenwich may not receive or be able to maintain certain existing or anticipated tax benefits related to the 237 11th property if it is not in compliance with certain requirements of the NYC Department of Housing Preservation and Development (“HPD”). This property currently benefits from a real estate tax exemption under New York Real Property

Tax Law (the “RPTL”) Section 421-a, as a result of a specified percentage of the units in such building being designated as affordable rate units or market rate units and/or subject to rent stabilization guidelines, among other requirements. Section 421-a of the New York RPTL provides an exemption from real estate taxes on the amount of the assessed value of newly constructed improvements if certain requirements are met. A property cannot maintain or continue to receive Section 421-a tax benefits without HPD’s determination that all Section 421-a eligibility requirements have and continue to be met. Although HPD has issued final Certificates of Eligibility with respect to the Section 421-a tax benefits for 237 11th and TPHGreenwich is currently in compliance with all applicable Section 421-a requirements for this property, there can be no assurance that compliance with the Section 421-a requirements for this property will continue to be maintained. If TPHGreenwich is not able to maintain compliance with the requirements of the Section 421-a partial tax exemption program, as applicable to this property, HPD may find that such property is ineligible to receive the tax exemption benefits related to the Section 421-a partial tax exemption program.

TPHGreenwich’s ability to develop or redevelop the properties and enter into new leases with tenants will depend on its obtaining certain permits, site plan approvals and other governmental approvals from local municipalities, which it may not be able to obtain on a timely basis or at all.

In order to develop or redevelop the properties, TPHGreenwich will be required to obtain certain permits, site plan approvals or other governmental approvals from local municipalities. TPHGreenwich may not be able to secure all the necessary permits or approvals on a timely basis or at all, which may prevent TPHGreenwich from developing or redeveloping the properties according to its business plan. Additionally, potential acquirers or tenants may also need to obtain certain permits or approvals in order to utilize the properties in the manner they intend to do so. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township and state agencies having control over the specific properties. TPHGreenwich’s inability to obtain permits and approvals to develop or redevelop the properties, or the inability of potential purchasers and tenants of the properties to obtain necessary permits and approvals, could severely and adversely affect our business.

TPHGreenwich may incur significant costs to comply with environmental laws and environmental contamination may impair the ability to lease and/or sell real estate.

TPHGreenwich’s operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair TPHGreenwich’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. TPHGreenwich is also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. TPHGreenwich could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure to contamination at or from the properties.

Each of the properties has been subject to varying degrees of environmental assessment. To date, these environmental assessments have not revealed any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in clean-up or compliance requirements could result in significant costs to us.

Compliance or failure to comply with the Americans with Disabilities Act (“ADA”) or other safety regulations and requirements could result in substantial costs.

The ADA generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons.  These rules are subject to interpretation and change. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. If, under the ADA, TPHGreenwich is required to make substantial alterations and capital expenditures in one or more of the operating properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.

The properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If TPHGreenwich fails to comply with these requirements, it could incur fines or private damage awards.  We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

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

Our common stock may be delisted

On November 29, 2023, the Company was notified by the NYSE American that the Company was not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i) and (ii) of the NYSE American Company Guide (the “Guide”). Section 1003(a)(i) of the Guide requires a listed company’s stockholders’ equity be at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) of the Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company reported a stockholders’ deficit of $(1.2) million as of September 30, 2023, and losses from continuing operations and/or net losses in three of its four most recent fiscal years ended December 31, 2022.  In order to maintain the Company’s listing on the NYSE American, the NYSE American requested that the Company submit a plan of compliance (the “Plan”) advising of actions it has taken or will take to regain compliance with Section 1003(a)(i) and (ii) of the Guide by May 29, 2025.

On January 4, 2024, the Company was notified by the NYSE American that it had determined that the Company’s securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Guide, the Company’s continued listing was predicated on it effecting a reverse stock split of its shares of common stock or otherwise demonstrating sustained price improvement by no later than July 4, 2024.  The notice stated that, as a result of the foregoing, the Company had become subject to the procedures and requirements of Section 1009 of the Guide, which could, among other things, result in the initiation of delisting proceedings, unless the Company cures the deficiency in a timely manner. The NYSE American could also take accelerated delisting action if the common stock trades at levels viewed to be abnormally low.

On February 21, 2024, the NYSE American notified the Company that it had reviewed the Plan that the Company submitted to the NYSE American and determined to accept the Plan and grant a cure period through May 29, 2025. As a result of the acceptance of the Company’s Plan, the Company’s listing is being continued pursuant to an extension.  The NYSE American will review the Company periodically for compliance with the initiatives outlined in the Plan. If the Company is not in compliance with the continued listing standards by May 29, 2025 or if the Company does not make progress consistent with the Plan during the cure period, the NYSE American staff will initiate delisting proceedings as appropriate

In addition, under the terms of the Stock Purchase Agreement, the Company must complete the delisting of its shares of common stock from the NYSE American no later than forty-five days following the closing, unless certain conditions under the Stock Purchase Agreement are met or as otherwise agreed by the parties, which timeframe was subsequently extended by 30 days.

If we fail to regain compliance with the continued listing requirements of the NYSE American, the NYSE may take steps to delist our common stock.  We may also be delisting our common stock in the near-term, as required under the terms and conditions of the Stock Purchase Agreement. In the event the common stock is delisted from the NYSE American, such a delisting would likely have a negative effect on the price of our shares of common stock and would impair your ability to sell or purchase our securities when you wish to do so. Additionally, if our common stock is not listed on, or becomes delisted from, the NYSE American for any reason, including as a result of our taking steps to delist our common stock as required under the terms of the Stock Purchase Agreement, and is quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our common stock may be more limited than if it were quoted or listed on the NYSE American or another national securities exchange. You may be unable to sell your shares unless a market can be established or sustained.

We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Exchange Act and suspend being a U.S. public company with reporting obligations.

Under the Stock Purchase Agreement, we have agreed to use reasonable efforts to complete the deregistration from the reporting obligations under Section 12 and Section 15 of the Exchange Act, including all associated reporting obligations, no later than one hundred and thirty-five (135) days following the closing of the Recapitalization Transactions, unless certain conditions under the Stock Purchase Agreement are met or as otherwise agreed by the parties. Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of March 29, 2024, there were 134 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. Accordingly, we are eligible to deregister our common stock and suspend our reporting obligations under the Exchange Act. If we were to terminate our registration and suspend our reporting obligations under the Exchange Act, we would no longer be required to comply with U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities.

Stockholders have experienced dilution of their ownership interests upon the issuance of additional shares of our common stock or securities convertible into shares of our common stock.

We may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which were redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank check preferred stock. As of December 31, 2023, there were 38,199,386 shares of our common stock, one share of special stock, and warrants to purchase 6,429,000 shares of our common stock outstanding. In connection with the Recapitalization Transactions, we issued 25,112,245 shares of common stock to the Company Investor and the 6,429,000 warrants were cancelled.

We have in the past and we may in the future raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. Any future issuance of our equity or equity-linked securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions and investments, development, redevelopment and repositioning of assets, or for other business purposes. Our board of directors may at any time authorize the issuance of additional common stock without stockholder approval, unless the approval of our common stockholders is required by applicable law, rule or regulation, including NYSE American regulations, or our certificate of incorporation. The terms of preferred or other equity or equity-linked securities we may issue in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, anti-dilution protection, pre-emptive rights, superior voting rights and the issuance of warrants or other derivative securities, among other terms, which may have a further dilutive effect. Our previously outstanding warrants also contained these types of provisions. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price or have conversion or exercise prices below the price at which shares of the common stock are then traded.

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

More than 60% of our shares of common stock are currently controlled by three of our stockholders who may have the ability to influence the election of directors and the outcome of matters submitted to our stockholders.

More than 60% of our shares of common stock are controlled by three of our stockholders, including over 40% of our common stock being owned by the Company Investor following the Recapitalization Transactions. As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders for a vote. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The concentration of ownership could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The holder of our special stock and the Investor each have rights to appoint directors to our board of directors and, consequently, the ability to exert influence over us.

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. In addition, pursuant to the terms of the Stock Purchase Agreement, upon the earlier of (i) the delisting of the Company’s common stock and (ii) three (3) months following the closing of the Recapitalization Transactions, the Company must take all action reasonably necessary to cause the board of directors to be reduced to five (5) members, constituted as follows: (i) two (2) members appointed by Investor, each of which may either be independent or interested, as determined by the Investor; (ii) two (2) members appointed by the Company, either or both of which may be current members of the board; and (iii) one (1) member to be mutually agreed upon and appointed by, the Company and Investor.  As a result, for so long as these board appointment rights are in effect, Third Avenue and the Investor may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

Risk management and strategy

Our accounting and financial reporting platforms and related systems, and those that we, or our third-party service providers, offer to our tenants are necessary for the operation of our business. We use these platforms and systems, among others, to manage our tenant relationships, for accounting and financial reporting, and for other recordkeeping purposes. Our business operations and financial reporting rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, hardware and software, and our critical data, including financial information and other confidential information that is proprietary, strategic or competitive in nature, and tenant data (“Information Systems and Data”).

We rely on our management and third-party service providers to manage any perceived cybersecurity threats and risks. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including incident detection and response, internal controls within our accounting and financial reporting functions, network security controls, access controls, physical security, systems monitoring, and employee training.

We work with third parties from time to time that assist us in identifying, assessing, and managing cybersecurity risks, including professional services firms and information technology consulting and support firms. To operate our business, we utilize certain third-party service providers to perform a significant portion of our critical functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. To address risks associated with third-party service providers, we will review and assess the cybersecurity controls of our third-party service providers and make changes to our business processes to manage these risks. This approach is designed to mitigate risks related to data breach or other security incidents originating from third-party service providers.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.

Governance

The Board holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board through management. Our management, represented by our Chief Financial Officer, Steven Kahn, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Mr. Kahn is an experienced compliance and risk management professional and has served as Chief Financial Officer since September 2015. Mr. Kahn currently oversees key functions for the Company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Kahn leads our cybersecurity risk oversight and the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents. Our management will report any serious cybersecurity incidents to our Board.

Item 2.       PROPERTIES

Below is certain information regarding our real estate properties.  Prior to February 14, 2024, the below properties were owned by the Company, indirectly through wholly-owned subsidiaries, and following the Recapitalization Transactions, were owned by TPHGreenwich. References in this Item 2 to “we,” “our,” or “us” refer to the Company prior to the Recapitalization Transactions and to TPHGreenwich following the Recapitalization Transactions.

		Building Size
		(estimated		Leased at
		rentable	Number of	December 31,
Property Location	Type of Property	square feet)	Units	2023
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	100%

Total		157,000	105

(1)

77 Greenwich. We have substantially completed the construction of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House.  As of March 3, 2023, we had received our temporary certificates of occupancy (“TCOs”) for 100% of the residential condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  We have closed on the sale of 38 residential condominium units through December 31, 2023, and we have closed on one more condominium unit since December 31, 2023 with 51 remaining units to sell as of March 29, 2024.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.4 million had been paid to us by the SCA as of December 31, 2023 with approximately $176,000 remaining to be paid. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through December 31, 2023.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA.  The SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.

There is an inherent risk that the development and sales of residential condominiums may be subject to unknown potential changes in internal and external financial and economic conditions, such as inflation and rising interest rates, and general market conditions, which could impact the business and potential buyers of the residential condominiums for sale. We believe it is possible under generally accepted accounting practices to incur real estate impairment charges in the future in the event these conditions deteriorate.

(2) Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) pursuant to a license agreement that began on June 1, 2016, is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2025.  The outparcel building was leased under a short-term license agreement with a tenant whose lease began on October 1, 2023 and ends July 30, 2024.  The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. We are currently exploring options with respect to the Paramus property, including development, redevelopment or sale, among others.

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

Due to water damage in apartment units and other property at 237 11th resulting from construction defects which we believe were concealed by the prior ownership team and its contractor, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from defective construction of the building, including defects that resulted in water damage as well as other defects. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property. Management expects that TPHGreenwich will recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments. TPHGreenwich will continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and were completed as of December 31, 2021.

Lease Expirations

As of December 31, 2023, we have one retail license at our Paramus property encompassing 73,000 square feet of leased space with annualized rent of $540,000 per year and expiring in March 2025 and a short-term license for the outparcel building began October 1, 2023 and expiring in July 2024.  We also have a retail lease at the 237 11th property encompassing 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property encompassing 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036 and a third retail lease at the 237 11th property encompassing 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032.  We also have a retail lease at 77 Greenwich encompassing 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2034. All our other leases are residential leases most of which expire within twelve or twenty-four months of the commencement date.

Corporate Headquarters

The Company leases its corporate headquarters in New York, New York (approximately 6,271 square feet). The lease expires in March 2025.

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

Outstanding Common Stock and Holders

As of March 29, 2024, we had 70,736,447 shares issued and 63,793,850 shares outstanding and there were approximately 134 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.      (RESERVED)

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A detailed discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is not included herein and can be found in the Management's Discussion and Analysis section in the 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Overview

We are a real estate holding, investment, development and asset management company.

Prior to the closing of the Recapitalization Transactions on February 14, 2024, our real estate assets and related liabilities were held by the Company, indirectly through wholly-owned subsidiaries, and following the Recapitalization Transactions, our real estate assets and related liabilities are held through TPHGreenwich, which is owned 95% by the Company, with an affiliate of the lender under the Company’s Corporate Credit Facility owning a 5% interest in, and acting as manager of, such entity.  These real estate assets include (i) 77 Greenwich, (ii) 237 11th, and (iii) the Paramus Property.  See Item 2. Properties above for a more detailed description of these properties. We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms.  In addition, we also had approximately $316.6 million of federal NOLs at December 31, 2023, as well as approximately $318.3 million of various state and local NOLs, which can be used to reduce our future taxable income and capital gains.

Recapitalization Transactions

On February 14, 2024, we consummated the Recapitalization Transactions contemplated by the Stock Purchase Agreement between the Company, the Company Investor and the JV Investor, pursuant to which (i) the Company Investor purchased 25,112,245 shares of common stock for a purchase price of $0.30 per share, (ii) the Company and the JV Investor entered into the JV Operating Agreement, pursuant to which the JV Investor was appointed the initial manager of, and acquired a five percent (5%) interest in, TPHGreenwich, as described in more detail in “Item 1. Business”, and which JV continues to own, indirectly, all of the real property assets and liabilities of the Company, and (iii) TPHGreenwich entered into the Asset Management Agreement with the TPH Manager, our wholly-owned subsidiary, pursuant to which TPHGreenwich hired the TPH Manager to act as initial asset manager for TPHGreenwich for an annual management fee, as described in more detail in “Item 1. Business”.

Under this Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich, with the Company retaining the substantial federal, state and local tax NOLs, intellectual property and a 95% equity interest in TPHGreenwich. In addition, the maturity date of each of the 77G Mortgage Loan and 77G Mezzanine Loan for 77 Greenwich was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026.

We believe that the Recapitalization Transactions allow for an improved structure for a new investor to invest in the Company, which is less complex as a result of the real estate assets and substantially all liabilities being off-balance sheet. In addition, the parties agreed to certain provisions in the Stock Purchase Agreement to accommodate a new strategic partner that may invest in the Company.

We believe that the closing of the Recapitalization Transactions has put the Company on a stronger financial footing. As of March 28, 2024, our cash and cash equivalents totaled approximately $3.9 million.

Management’s Plans and Objectives

Following the Recapitalization Transactions, our primary business is owning over $600 million of federal, and various state and local NOLs and a variety of intellectual property assets focused on the consumer sector, as well as a 95% interest in TPHGreenwich and acting as asset manager for the properties owned by TPHGreenwich.  With the Company now unencumbered by its real estate and related liabilities, we continue to focus on exploring a range of strategic and financing alternatives to maximize stockholder value and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged the Advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. There is no assurance that we will be successful in consummating any such strategic transaction on terms or a timeframe acceptable to us or at all.

Results of Operations

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Rental revenues in total increased by approximately $440,000 to $5.9 million for year ended December 31, 2023 from $5.5 million for the year ended December 31, 2022. This consisted of an increase in rent revenues of approximately $469,000 to $5.8 million for the year ended December 31, 2023 from $5.3 million for the year ended December 31, 2022, as well as a decrease in tenant reimbursements of approximately $29,000 to $196,000 for the year ended December 31, 2023 from $225,000 for the year ended December 31, 2022. The increase in total rental revenues and its related components was due to higher base rents and fewer rent concessions at 237 11th during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to completion of remediation of the construction related defects in December 2021.

Other income decreased slightly by approximately $5,000 to $177,000 for the year ended December 31, 2023 from $182,000 for the year ended December 31, 2022.  This decrease is due to a decrease in the SCA’s construction supervision fee partially offset by a contractual payment received as a result of the cancelation of the purchase and sale agreement for the Paramus, New Jersey property in January 2023.

Sales of residential condominium units at 77 Greenwich decreased by approximately $9.8 million to $27.5 million for the year ended December 31, 2023 from $37.3 million for the year ended December 31, 2022.  We closed on 10 and 14 residential condominium units during the year ended December 31, 2023 and 2022, respectively. Units that we closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses decreased by approximately $231,000 to $4.0 million for the year ended December 31, 2023 from $4.2 million for the year ended December 31, 2022. The decrease was principally due to lower marketing expenses related to sales of condominiums at 77 Greenwich partially offset by increased legal expenses associated with the ongoing legal claims against the seller of the property at 237 11th, as well as less capitalized operating costs associated with 77 Greenwich during the year ended December 31, 2023 compared to the year ended December 31, 2022.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense increased by approximately $658,000 to $2.4 million for the year ended December 31, 2023 from $1.7 million for the year ended December 31, 2022.  This increase was mainly due increased real estate tax rates at 77 Greenwich as well as less capitalized real estate tax expenses for 77 Greenwich for the year ended December 31, 2023 as compare to the year ended December 31, 2022.

General and administrative expenses increased by approximately $283,000 to $6.0 million for the year ended December 31, 2023 from $5.8 million for the year ended December 31, 2022. For the year ended December 31, 2023, approximately $365,000 related to stock-based compensation, $2.6 million related to payroll and payroll related expenses, $1.8 million related to other corporate expenses, including board fees, corporate office rent and insurance and $1.3 million related to legal, accounting and other professional fees.  For the year ended December 31, 2022, approximately $463,000 related to stock-based compensation, $2.6 million related to payroll and payroll related expenses, $1.5 million related to other corporate expenses, including board fees, corporate office rent and insurance and $1.2 million related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $779,000 to income of $231,000 for the year ended December 31, 2023 compared to expense of $548,000 for the year ended December 31, 2022. These costs represent professional fees and other periodic pension costs and adjustments incurred in connection with the legacy Syms Pension Plan (see Note 9 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units decreased by approximately $8.0 million to $27.3 million for the year ended December 31, 2023 from $35.2 million for the year ended December 31, 2022. We closed on 10 and 14 residential condominium units during the year ended December 31, 2023 and 2022, respectively. Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2022 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Transaction related costs increased by approximately $43,000 to $206,000 for the year ended December 31, 2023 from $163,000 for the year ended December 31, 2022.  These costs represent professional fees and other costs incurred in connection with the underwriting and evaluation of potential acquisitions and investments for transactions that were not consummated, as well as costs for potential leases at our retail properties that were not consummated.

Depreciation and amortization decreased by approximately $279,000 to $3.7 million for the year ended December 31, 2023 from $4.0 million for the year ended December 31, 2022.  For the year ended December 31, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $835,000, depreciation for 237 11th of approximately $1.7 million, the amortization of lease commissions and acquired in-place leases of approximately $770,000 for 237 11th, and amortization of warrants for $456,000.  For the year ended December 31, 2022, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $1.1 million, depreciation for 237 11th of approximately $1.7 million, the amortization of lease commissions and acquired in-place leases of approximately $770,000 for 237 11th, and amortization of warrants of approximately $456,000.

Equity in net loss from unconsolidated joint ventures increased by approximately $808,000 to $4,000 for the year ended December 31, 2023 from equity in net income of $804,000 for the year ended December 31, 2022. Equity in net loss from unconsolidated joint ventures represented our 10% share in 250 North 10th, which was sold in February 2023, and our 50% share in The Berkley, which was sold in April 2022. For the year ended December 31, 2023, our share of the net loss is primarily comprised of operating income before depreciation of $121,000 offset by depreciation and amortization of $77,000 and interest expense of $48,000 for 250 North 10th.   For the year ended December 31, 2022, our share of the net income is primarily comprised of operating income before depreciation of $1.0 million offset by depreciation and amortization of $774,000, interest expense of $430,000, gain from the change in the fair market value of the interest rate swap of $77,000 and a gain on the settlement of the interest rate swap of $1.0 million upon the sale of The Berkley in April 2022.

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

Unrealized gain on warrants decreased by approximately $997,000 to $73,000 for the year ended December 31, 2023 from $1.1 million for the year ended December 31, 2022. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net increased by approximately $13.5 million to $29.2 million for the year ended December 31, 2023 from $15.7 million for the year ended December 31, 2022. For the year ended December 31, 2023, there was approximately $29.9 million of gross interest expense incurred, $689,000 of which was capitalized into residential condominium units for sale. For the year ended December 31, 2022, there was approximately $20.6 million of gross interest expense incurred, $4.9 million of which was capitalized into residential condominium units for sale.  The increase in gross interest expense was mainly due to higher overall interest rates on our loans after December 31, 2022.

Interest expense - amortization of deferred finance costs increased approximately $578,000 to $3.0 million for the year ended December 31, 2023 from $2.5 million for the year ended December 31, 2022. The increase was principally due to less capitalized amortization of finance costs for our loans as part of residential condominium units for sale.

We recorded a $183,000 tax expense for the year ended December 31, 2023 compared to $288,000 for the year ended December 31, 2022.

Net loss attributable to common stockholders increased by approximately $18.3 million to $39.0 million for the year ended December 31, 2023 from $20.7 million for the year ended December 31, 2022.  This is a result of the changes discussed above, principally due to the increased net interest expense, amortization of deferred finance costs and increased operating expenses at 77 Greenwich, as well as a smaller gain on the sale of our joint venture property in 2023 compared to 2022.

Liquidity and Capital Resources

The COVID-19 pandemic and related matters, including government actions, delayed the completion date of 77 Greenwich, resulting in our needing to fund condominium related carry costs, inclusive of operating costs and real estate taxes, through a delayed and longer sellout period. In addition, shifts in residential consumer sentiment and changes to the broader and local economies, have had a significant adverse impact on our business.  More recently, world events, the economic downturn, regional bank failures, an unprecedented rapid increase in interest rates, tighter lending standards and a corresponding decrease in lending, higher but moderating levels of inflation, and current financial market challenges have also materially adversely impacted our business.  While we believe many of these trends will reverse or stabilize over time, the New York City economy and residential real estate markets have been negatively affected by these trends. Given our focus on New York City residential real estate, our business has been materially adversely impacted.

Construction at 77 Greenwich has taken longer than projected due to the impact of the pandemic. Sales of residential condominiums at 77 Greenwich have been impeded due to broader economic conditions and outlook, including significantly higher interest rates and the ability to obtain financing due to tighter lending standards.  Ten residential condominium units were sold during 2023, for a total of 38 units as of December 31, 2023, and one additional unit since December 31, 2023. The units that remain available to be sold are larger, higher floor units.  The substantial majority of the construction is completed with exterior punch-list work and the 12th floor terrace expected to be completed within the next few months.  Following the failure of Silicon Valley Bank in March 2023 and subsequent additional bank failures and related stresses, the pace of signing and closing contracts on residential condominium units has slowed markedly, with seven contracts being closed since that time period.  Although we anticipate the pace will normalize to historical trends, predictions are inherently uncertain and there can be no assurances that it will do so in the near term or at all.

As of December 31, 2023, we had total cash and restricted cash of $8.3 million, of which approximately $264,000 was cash and cash equivalents and approximately $8.1 million was restricted cash.

Material Cash Requirements

The Company’s material cash requirements include the following contractual and debt obligations outstanding as of December 31, 2023, which reflect the maturity dates of the loans and Corporate Credit Facility pursuant to the Recapitalization Transactions, and, other than the Operating Lease and the guaranty under the Secured Line of Credit, became obligations of TPHGreenwich subsequent to the closing of the Recapitalization Transactions (dollars in thousands):

	Payments Due by Period

Contractual Obligations	Total	2024	2025	2026	2027
Operating lease (1)	$586	$470	$116	$—	$—
Loans payable (2)	194,629	60,000	134,629	—	—
Corporate credit facility (3)	41,125	—	—	41,125	—
Secured line of credit (4)	11,750	11,750	—	—	—
Interest payable on loans payable, corporate credit facility and secured line of credit (5)	21,740	168	11,212	10,360	—

Total contractual obligations	$269,830	$72,388	$145,957	$51,485	$—

(1)

This represents the remaining operating lease payments for our corporate office in New York, New York.  See Note 10 - Commitments to our consolidated financial statements for further discussion regarding this lease obligation.

(2)

See Note 11 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the 77G Mortgage Loan and the 77G Mezzanine Loan, both relating to 77 Greenwich, and the 237 11th Loans relating to 237 11th.  These loans are subject to extensions, under certain circumstances, including purchase of interest rate caps.  In connection with the Recapitalization Transactions, effective February 14, 2024, these obligations were transferred to TPHGreenwich and the Company is no longer a guarantor under the 77G Mortgage Loan and 77G Mezzanine Loan.

(3)

See Note 11 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the Corporate Credit Facility.  This loan is subject to extension, under certain circumstances.  The total excludes $334,000 of net deferred finance costs.  In connection with the Recapitalization Transactions, effective February 14, 2024, these obligations were transferred to TPHGreenwich and the Company is no longer a borrower or guarantor under the Corporate Credit Facility.

(4)

See Note 11 - Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion regarding the secured line of credit. In connection with the Recapitalization Transactions, effective February 14, 2024, this obligation was transferred to TPHGreenwich, except that the Company is still the guarantor.

(5)	This represents the interest payable as of December 31, 2023 for loans payable, the Corporate Credit Facility and our secured line of credit.

Capital Expenditures

We estimate that for the year ending December 31, 2024, we will not require any funds for capital expenditures and development or redevelopment expenditures (including tenant improvements and leasing commissions) on existing properties, other than for 77 Greenwich which will be funded under the 77G Mortgage Loan. We currently anticipate that the proceeds available under the 77G Mortgage Loan, together with equity funded by us to date, will be sufficient to close out the construction project at 77 Greenwich without TPHGreenwich or us making any further cash contributions.

Cash Position

In connection with the closing of the Recapitalization Transactions, the Company believes that it will have sufficient cash and cash equivalents to fund the Company’s operations for the next 12 months. As part of the Recapitalization Transactions, the CCF, 77G Mortgage Loan and 77G Mezzanine Loan were amended and extended, and were transferred to TPHGreenwich.  As of March 28, 2024, our cash and cash equivalents totaled approximately $3.9 million.

Credit Facility and Loans Payable

Corporate Credit Facility

In December 2019, we entered into our Corporate Credit Facility, or CCF, with the Company Investor, an affiliate of a global institutional investment management firm as initial lender (the “CCF Lender”) and Trimont Real Estate Advisors, LLC, as administrative agent (the “Corporate Facility Administrative Agent”), pursuant to which the CCF Lender agreed to extend us credit in multiple draws aggregating $70.0 million. Prior to the Recapitalization Transactions, the CCF was scheduled to mature on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the Corporate Credit Facility to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital. Prior to the Recapitalization Transactions, the CCF bore interest at an aggregate rate per annum equal to (i) a PIK interest rate of 5.25% and (ii) a scheduled cash pay interest rate based on six-month periods from the initial closing date, which initially equaled 4.0% and increased by 125 basis points in each succeeding six-month period following the six-month anniversary of the initial closing date, subject to increase during the extension periods. A commitment fee in the amount of $2.45 million was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of December 31, 2023, we had paid $1.85 million of the commitment fee.  With the reduction of the committed amount under the CCF as described below, no further commitment fee is due. The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid.

In connection with the December 2020 transaction noted under “77G Mezzanine Loan” below, the Company entered into an amendment to the Corporate Credit Facility (the “2020 CCF Amendment”) pursuant to which, among other things, (i) the CCF Lender and the Corporate Facility Administrative Agent permitted the Company to enter into the 77G Mezzanine Loan Agreement (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the Corporate Credit Facility was reduced by the amount of the 77G Mezzanine Loan (as defined below) from $70.0 million to $62.5 million, subject to increase by $25.0 million upon satisfaction of certain conditions and the consent of the CCF Lender, and (iii) the multiple on invested capital, or MOIC, amount that would be due and payable by the Company upon the final repayment of the loan pursuant to the CCF if no event of default exists and is continuing under the CCF at any time prior to December 22, 2022, was amended to combine the CCF and the 77G Mezzanine Loan for purposes of calculating the MOIC, to the extent not previously paid, if any.  See Note 11 – Loans Payable and Secured Line of Credit to our consolidated financial statements for further discussion.

In connection with the closing of the 77G Mortgage Loan and amendment to the 77G Mezzanine Loan described below, we entered into amendments to our CCF in October 2021 and November 2021, pursuant to which, among other things, the parties agreed that (a) no additional funds would be drawn under the CCF, (b) the minimum liquidity requirement was made consistent with the 77G Mortgage Loan Agreement until May 1, 2023, (c) the Company would repay the outstanding principal balance of the CCF in an amount no less than $7.0 million on or prior to May 1, 2023 and (d) the MOIC provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF was amended to be consistent with the 77G Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the 77G Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million.  In November 2022, we entered into an amendment which eliminated the minimum liquidity requirement.

In April 2023, the Company entered into a sixth amendment to the CCF, pursuant to which, among other things, the cash interest payments and the $7.0 million prepayment due May 1, 2023 were deferred until August 31, 2023, subject to extension in certain circumstances, and which also provided that the Company would enter into a strategic transaction that results in the repayment of the CCF or prepay the CCF by $5 million from equity proceeds by such date. Under the amendment, the CCF Lender was also granted the right to appoint an independent director to the Company’s board of directors, in addition to its existing right to appoint a director or Board observer.

In June 2023, the Company entered into a seventh amendment to the CCF, which provided, among other things, that (i) the CCF be increased by up to $5,000,000, with $3,000,000 to be used for general corporate purposes and certain other items if applicable, and up to $2,000,000 to be used in connection with the extension of the loans in respect of the 237 11th  property, including the purchase of an interest rate cap, (ii) certain covenants and other terms of the CCF were revised, including that on or before June 30, 2023, the Company would meet with the CCF Lender to review the results of the Company’s strategic process, endeavor in good faith to establish mutually acceptable next steps, and provide copies of written term sheets received from participants in the strategic process, including at least one that addresses repayment or purchase of the loan; and the removal of the ability of the Company to incur certain types of previously permitted debt and make previously permitted investments and other restricted payments

In August 2023, the Company entered into a forbearance agreement, pursuant to which the CCF Lender agreed to forbear from exercising its rights and remedies during the forbearance period with respect to certain specified defaults for the related forbearance period ending on December 31, 2023, which was subsequently extended to January 31, 2024.

In December 2023, the Company entered into an eighth amendment to the CCF, which provided, among other things, for the provision of incremental term loan advances under the CCF in the amount of $750,000, with the first $375,000 being provided upon execution of the amendment and the second $375,000 to be provided upon and subject to Board approval of definitive agreements in respect of certain proposed transactions with the Company Investor and/or its affiliates, on the terms set forth in the non-binding term sheet and the filing of preliminary materials with the SEC for the solicitation of the vote or consent of the Company’s stockholders, if required. The amendment also amended the Company’s CCF forbearance agreement with respect to certain additional defaults in respect of which the lender was forbearing. The terms of the CCF forbearance agreement were otherwise unchanged.

As of December 31, 2023, the CCF was fully drawn and had an outstanding balance of $41.1 million at December 31, 2023, excluding deferred finance fees of $334,000.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $10.4 million at December 31, 2023.

In connection with the Recapitalization Transactions, the Company entered into a Borrower Assignment and Assumption Agreement (the “Borrower Assignment and Assumption Agreement”), pursuant to which the Company assigned all of its rights, interests, duties, obligations and liabilities in, to and under the CCF, and each other document and instrument related to the CCF, to TPHGreenwich.

In addition, TPHGreenwich entered into an amended and restated credit agreement, among TPHGreenwich, as borrower, certain subsidiaries of TPHGreenwich party thereto, as guarantors, the Company Investor, as lender and Mount Street US (Georgia) LLP (“Mount Street”), as administrative agent (the “Amended CCF”), pursuant to which the CCF was amended and restated in its entirety in order to, among other things, (i) release certain subsidiaries of the Company that were guarantors under the CCF from their guarantee obligations thereunder, (ii) extend the maturity date to June 30, 2026, and (iii) cause TPHGreenwich to incur an advance of $272,609.  The Amended CCF bears interest at a rate per annum equal to (i) an all PIK interest rate equal to 10.325% per annum, or (ii) at TPHGreenwich’s election, a cash pay interest rate of 4.875% per annum and a PIK interest rate of 5.45% per annum.  In connection with the Borrower Assignment and

Assumption Agreement, the Company also entered into a Holdco Pledge Agreement, pursuant to which the Company agreed to pledge all of its membership interests in TPHGreenwich to Mount Street.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the CCF Lender (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. In December 2020, the Company entered into an amendment to the Warrant Agreement, pursuant to which the exercise price of the warrants was amended from $6.50 per share to $4.50 per share.  In connection with the Company’s private placement in October 2021, the exercise price of the warrants was further reduced to $4.31 per share. In connection with the June 2023 amendment to the CCF, the parties entered into an amendment to the Warrant Agreement, pursuant to which the number of shares of common stock purchasable under the Warrants was reduced by 750,000 shares, and the Company issued 750,000 shares of common stock to the CCF Lender.

The Warrant Agreement was terminated as part of the Recapitalization Transactions.

77G Mortgage Loan

In October 2021, TPHGreenwich Owner LLC, the subsidiary that owns 77 Greenwich (the “77G Mortgage Borrower”), entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77G Mortgage Lender”), pursuant to which 77G Mortgage Lender agreed to extend credit to 77G Mortgage Borrower in the amount of up to $166.7 million (the “77G Mortgage Loan”), subject to the satisfaction of certain conditions (the “77G Mortgage Loan Agreement”). On the closing date of the 77G Mortgage Loan, the 77G Mortgage Borrower borrowed $133.1 million and a portion of the proceeds of the 77G Mortgage Loan was used to repay the 77 Greenwich construction facility that the Company entered into in December 2017.  At the time of the closing of the 77G Mortgage Loan in October 2021, $33.6 million was available to be used to, among other things, complete construction of 77 Greenwich and fund carry costs while the residential condominium units are being sold.  As of December 31, 2023, $30.6 million of such amount had been drawn and the $3.0 million additional amount remained undrawn.  The 77G Mortgage Loan had a two-year term and originally matured on October 1, 2023.  The 77G Mortgage Loan is secured by the 77G Mortgage Borrower’s fee interest in 77 Greenwich.

In May 2023, the loan benchmark was converted from LIBOR to SOFR.  The all-in interest rate was 14.34% at December 31, 2023.  The 77G Mortgage Loan bore interest at a rate per annum equal to the greater of (i) 9.00% in excess of SOFR and (ii) 9.25%.  If cash flow from 77 Greenwich (including proceeds from the sales of residential units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount.

As advances of the 77G Mortgage Loan are made to 77G Mortgage Borrower and the outstanding principal balance of the 77G Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77G Mortgage Lender to reduce the outstanding balance of the 77G Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77G Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. As the 77G Mortgage Loan was not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77G Mortgage Lender elected to force fund the 77G Mortgage Loan at that time.

The 77G Mortgage Loan is prepayable without penalty, subject to 77G Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units.

The 77G Mortgage Borrower was required to achieve completion of the construction work and the improvements for the project on or before July 1, 2022, subject to certain exceptions. In November 2022, the 77G Mortgage Loan was amended to, among other things, extend the final completion date to September 29, 2023 and eliminate the liquidity requirement.

At that time, the 77G Mortgage Borrower drew down $3.0 million under the letter of credit to fund an interest reserve and $1.0 million to pay down the PIK balance.

In September 2023, the Company and the 77G Mortgage Borrower entered into a forbearance agreement for the purpose of providing additional time for the Company to pursue a potential strategic transaction, pursuant to which the 77G Mortgage Lender agreed to forbear from exercising its rights and remedies, until November 15, 2023 or the occurrence of other events specified therein, with respect to any failure by the 77G Mortgage Borrower, to (i) make payments under the 77G Mortgage Loan Agreement, including, without limitation, interest payments due on September 1, 2023 and principal and interest payments due at maturity and (ii) achieve any Milestone Construction Hurdles or to satisfy the Quarterly Sales Hurdle (each as defined in the 77G Mortgage Loan Agreement) or make the related prepayment as and when required.  On November 15, 2023, the forbearance period under the 77G Mortgage Loan forbearance agreement terminated in accordance with the terms of the agreement.

On November 28, 2023, the Company, the 77G Mortgage Borrower and the 77G Mortgage Lender entered into an agreement pursuant to which, among other things, the 77G Mortgage Lender agreed to reinstate the forbearance period effective as of November 15, 2023 and extend the forbearance period to December 20, 2023, as was later further extended through the closing of the Recapitalization Transactions.

In connection with the 77G Mortgage Loan Agreement, we entered into guarantees with the 77G Mortgage Lender pursuant to which we guaranteed the completion and payment of costs and expenses related to the construction; the payment of accrued and unpaid interest and other fees, costs, expenses and payments due and payable with respect to the 77G Mortgage Loan or 77 Greenwich; and the payment when due of all amounts due to 77G Mortgage Lender, as a result of “bad-boy” provisions. The 77G Mortgage Borrower and the Company also entered into an environmental compliance and indemnification undertaking for the benefit of 77G Mortgage Lender.

In connection with the Recapitalization Transactions, the 77G Mortgage Borrower entered into a third amendment to the 77G Mortgage Loan Agreement with MPF Greenwich Lender LLC (as successor-in-interest to Macquarie PF Inc.), as lender, and certain entities affiliated with the Investor, as supplemental guarantors  (the “77G MLA Amendment”), which, among other things, provides that (i) the original building loan will be reduced to $125,347,878, (ii) an additional project loan will be made in the amount of $2,850,000, (iii) the completion date will be extended to December 31, 2024, (iv) the maturity date will be extended to October 23, 2025 with an option to extend for one year and (v) TPHGreenwich Mezz LLC, the direct parent entity of 77G Mortgage Borrower, will enter into a new pledge agreement pursuant to which it will pledge 100% of its membership interests in 77G Mortgage Borrower. The 77G MLA Amendment further provides that the existing Completion Guaranty and Interest and Carry Guaranty by the Company, as original guarantor, are terminated, and that the existing Recourse Guaranty and Environmental Indemnification Agreement by the Company, as original guarantor, are only in full force and effect with respect to matters arising prior to the execution of the 77G MLA Amendment.

As of December 31, 2023, the 77G Mortgage Loan had a balance of $104.4 million, which includes $10.2 million in PIK interest.  Through December 31, 2023, the 77G Mortgage Loan was paid down by approximately $69.9 million through closed sales of residential condominium units.

77G Mezzanine Loan

In December 2020, TPHGreenwich Subordinate Mezz LLC, a subsidiary of the Company (the “77G Mezz Borrower”), entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “77G Mezzanine Loan Agreement”).  The 77G Mezzanine Loan was originally in the amount of $7.5 million and had a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the 77G Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary.

In October 2021, the 77G Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflected interest previously accrued under the original 77G Mezzanine Loan, (ii) reflect the pledge of the equity interests in the 77G Mortgage Borrower to the 77G Mezzanine Lender as additional collateral for the 77G Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77G Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original 77G Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77G Mortgage Loan (and the existing equity funding guaranty was terminated).

In November 2022, the 77G Mezzanine Loan was amended to, amongst other things, extend the final completion date to September 29, 2023 and eliminate the liquidity requirement.

In August 2023, the Company and the 77G Mezz Borrower entered into a forbearance agreement, pursuant to which the 77G Mezzanine Lender agreed to forbear from exercising its respective rights and remedies with respect to certain specified defaults for the related forbearance period ending on December 31, 2023, which was subsequently extended to January 31, 2024.

As of December 31, 2023, the blended interest rate for the 77G Mortgage Loan and the 77G Mezzanine Loan was 14.27% on an annual basis. Interest on the 77G Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the 77G Mezzanine Loan. Upon final repayment of the 77G Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. Subject to the prior sentence the 77G Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the 77G Mezzanine Loan. In connection with the 77G Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking.

In connection with the Recapitalization Transactions, the 77G Mezz Borrower entered into a second amendment to the 77G Mezzanine Loan Agreement, which provides for, among other things, the (i) termination of the pledge by TPHGreenwich Mezz LLC of 100% of its membership interests in the 77G Mortgage Borrower, (ii) extension of the completion date to December 31, 2024, (iii) the extension of the maturity date to October 23, 2025 with an additional option to extend for 1 year, (iv) the increase of the principal amount of the 77G Mezzanine Loan to $60,761,515, and (v) termination of the Completion Guaranty, Carry Guaranty and Equity Funding Guaranty by the Company, as original guarantor; and that the Recourse Guaranty and Environmental Indemnification Agreement by the Company, as original guarantor, are only in full force and effect with respect to matters arising prior to the execution of the second amendment.

As of December 31, 2023, the 77G Mezzanine Loan had a balance of $30.3 million and accrued interest totaled approximately $11.2 million.

237 11th Loans

In June 2021, 470 4th Avenue Fee Owner, LLC, a subsidiary of the Company (the “237 11th Senior Loan Borrower”), entered into a $50.0 million senior loan (the “237 11th Senior Loan”) provided by Natixis, and 470 4th Avenue Owner, LLC, a subsidiary of the Company (the “237 11th Mezz Borrower”, and together with the 237 11th Senior Loan Borrower, the “237 11th Borrowers”), entered into a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by an affiliate of LibreMax, (together the “237 11th Lenders”), bearing interest at a blended rate of 3.05% per annum at that time.

The SOFR-based floating rate 237 11th Loans had an initial term of two years and three one-year extension options. The first extension option, which was exercised in July 2023, was not subject to satisfaction of any financial tests, but required a new interest rate cap be purchased by the 237 11th Borrowers.

Due to water damage in apartment units and other property at 237 11th resulting from construction defects which we believe were concealed by the prior ownership team and its contractor, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage.  We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from defective construction of the building, including defects that resulted in water damage as well as other defects. In addition, the general contractor has impleaded into that litigation several subcontractors who performed work on the property. Management expects that TPHGreenwich will recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments.  TPHGreenwich continues to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed by December 31, 2021.

In connection with the Recapitalization Transactions, (i) the 237 11th Senior Loan Borrower entered into a fourth amendment to the 237 11th Senior Loan with certain affiliates of the Investor as supplemental guarantors and Natixis, New York Branch, as lender and agent and (ii) the 237 11th Mezz Borrower entered into a fourth amendment to the 237 11th Mezz Loan with certain affiliates of the Investor as supplemental guarantors and Lexington 11th Street, LLC, as lender, which each provide, among other things, that the respective Completion Guaranty by the Company as original guarantor under each 237 11th Loan is terminated, and that the respective Recourse Guaranty by the Company as original guarantor under each 237 11th Loan is only in full force and effect with respect to matters arising prior to the date of the fourth amendment or matters authorized by the Company.

As of December 31, 2023, there was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan, and the blended interest rate was 5.46% per annum.

Secured Line of Credit

The subsidiary that owns the Paramus Property (the “Paramus Borrower”) has an $11.75 million line of credit with Webster Bank (formerly known as Sterling National Bank), pursuant to a credit agreement entered into in February 2017, which is secured by the Paramus Property, and guaranteed by the Company (the “Secured Line of Credit”).  Effective April 2023, the maturity date of the Secured Line of Credit was extended from May 22, 2023 to March 22, 2024, and the interest rate was reduced from the prime rate to 2.5% during the period from April 2023 to the new maturity date.  On March 18, 2024, the Paramus Borrower entered into an amendment to the Secured Line of Credit, pursuant to which the maturity date was extended to October 15, 2024, with an option to further extend to April 15, 2025. As part of the amendment, the Company re-affirmed its guaranty under the Secured Line of Credit. The Secured Line of Credit is pre-payable at any time without penalty.

As of December 31, 2023, the Secured Line of Credit had an outstanding balance of $11.75 million.

Note Payable (250 North 10th Partner Loan)

Prior to February 2023, we owned a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York. In January 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan bore interest at 7.0% and was prepayable any time within its four year term.  We sold our interest in 250 North 10th to our joint venture partner in February 2023 resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan and release from the mortgage guaranty, and we realized a net gain on the sale of approximately $3.1 million.

Cash Flows

Cash Flows for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net cash used in operating activities increased by approximately $6.8 million to $5.5 million for the year ended December 31, 2023 from net cash provided by operating activities of $1.3 million for the year ended December 31, 2022. This increase was mainly due to the sale of 10 residential condominium units at 77 Greenwich for the year ended December 31, 2023 as compared to the sale of 14 residential condominium units for the year ended December 31, 2022, an increase in accounts payable and accrued expenses over the same period last year, and an increase in prepaid expenses and other assets, net and receivables compared to the same period last year.

Net cash provided by investing activities decreased by approximately $10.2 million to $7.1 million for the year ended December 31, 2023 from $17.3 million for the year ended December 31, 2022. The decrease in cash provided by investing activities was due to $17.4 million in sale proceeds from the sale of our 50% interest in The Berkley in April 2022 as compared to $7.2 million in sale proceeds from the sale of our 10% interest in the 250 North 10th joint venture property in February 2023.

Net cash used in financing activities decreased by approximately $6.2 million to $15.3 million for the year ended December 31, 2023 from $21.5 million for the year ended December 31, 2022. The decrease in net cash used in financing activities primarily relates to the approximate $22.5 million in repayments of loans and notes payable partially offset by $7.4 million in borrowings for the year ended December 31, 2023 as compared to $51.9 million in repayments of loans and the secure line of credit partially offset by $30.7 million of borrowings for the year ended December 31, 2022.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs were approximately $316.6 million and $267.4 million of state NOLs and New York State and New York City prior NOL conversion subtraction pools of approximately $27.9 million and $22.9 million, respectively, as of December 31, 2023.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through December 31, 2023, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $91.3 million was recorded as of December 31, 2023.

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

77 Greenwich is a condominium development project which includes residential condominium units that are ready for sale.  Residential condominium units for sale as of December 31, 2023 and 2022 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units for sale are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units are evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments are recorded immediately in cost of sales.  No provision for impairment was recorded for our unsold residential condominium units at either December 31, 2023 or 2022.

c.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate and condominium units for sale for the years ended December 31, 2023 and 2022, respectively, and no provision for impairment was recorded during the years ended December 31, 2023 or 2022, respectively

d.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2023 and 2022, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2023, our tax returns for the years ended December 31, 2019 through December 31, 2022 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2018 or 2019 through December 31, 2022, depending on the jurisdiction.

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

Revenues on sale of residential condominiums reflects the gross sales price from sales of residential condominium units which are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, as well as salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, in addition to qualifying interest and financing costs.  See also Note 2g. Residential Condominium Units for Sale to our consolidated financial statements for further discussion.

f.

Stock-Based Compensation – We have granted stock-based compensation, see Note 13 – Stock-Based Compensation to our consolidated financial statements for further discussion. We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services and ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which provides additional guidance related to share-based payment transactions for acquiring goods or services from non-employees. Under the provisions of ASC 718-10-35, stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act, and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	our limited cash resources, our only source of revenue is an asset management fee, and our reliance on external sources of capital to fund operations in the future;
●	we have not generated an operating profit and consequently our business plan is difficult to evaluate and our long-term viability cannot be assured;
●	risks associated with the Company evaluating and potentially consummating a strategic transaction, including the risk that the Company may fail to realize the anticipated benefits of any such transaction;
●	we are subject to risks associated with TPHGreenwich, including that we may not receive any distributions from TPHGreenwich;
●	one of our primary business purposes following the Recapitalization Transactions is to act as asset manager for the properties owned by TPHGreenwich in accordance with the terms and conditions of the Asset Management Agreement which can be terminated by TPHGreenwich at any time with or without cause;
●	we are subject to extensive covenants, and the Investor has many consent and approval rights, under the Stock Purchase Agreement, many of which survive indefinitely following the closing of the Recapitalization Transactions;
●	our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally;
●	the loss of key personnel upon whom we depend to operate our business would adversely affect our business;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	TPHGreenwich and its subsidiaries are subject to leverage and face risks generally associated with such debt, including an increased risk of default on the such entity’s obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations;
●	covenants in the loan agreements could limit TPHGreenwich’s flexibility and adversely affect our financial condition;
●	the Company Investor is the lender under the CCF, and an affiliate of the Company Investor and JV Investor is the lender under the 77G Mezzanine Loan, which could create a conflict of interest;
●	adverse trends in the New York City residential condominium market;

●	general economic and business conditions, including with respect to real estate, and their effect on the New York City residential real estate market in particular;
●	TPHGreenwich’s ability to enter into new leases and renew existing leases with tenants at the commercial and residential properties;
●	risks associated with the effect that rent stabilization regulations may have on TPHGreenwich’s ability to raise and collect rents;
●	TPHGreenwich’s ability to maintain certain state tax benefits with respect to certain of the properties;
●	TPHGreenwich’s ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of the properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	the effects of new tax laws;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	our common stock may be delisted;
●	we are eligible to terminate the registration of our common stock under the Exchange Act and cease being a U.S. public company with reporting obligations and we may do so in the near future;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

See Index to Financial Statements and Supplemental Data on page 41.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period from October 1, 2023 to December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION

Trading Arrangements.

During the fiscal quarter ended December 31, 2023, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “2024 Proxy Statement”), and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2024, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11.      EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2024, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2024, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2024, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference. If such proxy statement is not filed on or before April 29, 2024, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm (BDO USA, P.C., New York, New York, PCAOB ID #243)	F-1

	Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	F-3

	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, December 31, 2022 and December 31, 2021	F-4

	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	List of Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-30

Schedules other than those listed are omitted as they are not applicable or the required information has been included in the financial statements or notes thereto.

(a)(3)Exhibits

2.1	Modified Second Amended Joint Chapter 11 Plan of Reorganization of Syms Corp. and its Subsidiaries (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the SEC on September 6, 2012)

2.2

Agreement and Plan of Merger by and between Syms Corp. and Trinity Place Holdings Inc. dated September 14, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K12G3 filed with the SEC on September 19, 2012)

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 13, 2015)

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the SEC on September 19, 2012)

4.1	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed with the SEC on September 15, 2015)

4.2

Description of Trinity Place Holdings Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934  (incorporated by reference to Exhibit 4.2 of the Form 10-K filed with the SEC on March 13, 2020)

10.1

Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on December 31, 2014)

10.2

Stock Purchase Agreement, dated as of January 5, 2024, by and between Trinity Place Holdings Inc., TPHS Lender LLC and TPHS Investor LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 10, 2024)¥

10.3

Amendment to Stock Purchase Agreement, dated as of January 30, 2024, by and between Trinity Place Holdings Inc., TPHS Lender LLC and TPHS Investor LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 5, 2024)¥

10.4	Amended and Restated Limited Liability Company Operating Agreement of TPHGreenwich Holdings LLC, dated as of February 14, 2024, by and between TPHS Investor LLC and Trinity Place Holdings Inc.. ¥**

10.5	Asset Management Agreement, dated as of February 14, 2024, between TPH Asset Manager LLC and TPHGreenwich Holdings LLC. ¥**

10.6

Amended and Restated Credit Agreement, dated as of February 14, 2024, among TPHGreenwich Holdings LLC, as Borrower, certain subsidiaries of the borrower from time to time party thereto, as Guarantors, the initial lenders named therein, as Initial Lenders, and Mount Street US (Georgia) LLP, as administrative agent.**

10.7

Amended and Restated Mezzanine Loan Agreement, dated as of October 22, 2021 by and among TPHGreenwich Subordinate Mezz LLC, as borrower, TPHGreenwich Mezz LLC, as additional pledger, TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 25, 2021).

10.8

First Amendment to Amended and Restated Mezzanine Agreement and Loan Documents, dated as of November 30, 2022, by and among TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent, TPHGreenwich Subordinate Mezz LLC, as borrower, TPHGreenwich Mezz LLC, as additional pledger and Trinity Place Holdings Inc., as guarantor (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.9

Second Amendment to Amended and Restated Mezzanine Loan Agreement and Loan Documents, dated as of February 14, 2024, by and among TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent, TPHGreenwich Subordinate Mezz LLC, as borrower and Trinity Place Holdings Inc., as released Trinity guarantor. ¥**

10.10

Master Loan Agreement, dated as of October 22, 2021 by and between TPHGreenwich Owner LLC, as borrower, and Macquarie PF Inc., as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 25, 2021).

10.11

First Amendment to Master Loan Agreement and Loan Documents, dated as of November 30, 2022, by and among Macquarie PF Inc., as lender, TPHGreenwich Owner LLC, as borrower, and Trinity Place Holdings Inc., as guarantor (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.12

Second Amendment to Master Loan Agreement and Loan Documents, dated as of May 22, 2023, by and among Macquarie PF Inc., as lender, TPHGreenwich Owner LLC, as borrower, and Trinity Place Holdings Inc., as guarantor.**

10.13

Third Amendment to Master Loan Agreement and Loan Documents, dated as of February 14, 2024, by and among MPF Greenwich Lender LLC, as lender, TPHGreenwich Owner LLC, as borrower, Trinity Place Holdings Inc., and certain additional parties thereto, as guarantors. ¥**

10.14

Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on October 2, 2013)

10.15

Investment Agreement, by and among MFP Partners, L.P. and Trinity Place Holdings Inc., dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 15, 2015)

10.16

Investment Agreement, by and among Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund and Trinity Place Holdings Inc., dated as of September 11, 2015 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on September 15, 2015)

10.17

Private Placement Agreement, by and among Trinity Place Holdings Inc. and the investors identified on Schedule A therein, dated as of February 14, 2017 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 21, 2017)

10.18

Registration Rights Agreement, dated as of December 19, 2019, by and between Trinity Place Holdings Inc. and the investors set forth on Schedule A thereof (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 20, 2019)

10.19

Private Placement Agreement, by and among Trinity Place Holdings Inc. and the investors identified on Schedule A therein, dated as of October 22, 2021 (including the form of Registration Rights Agreement) (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on October 25, 2021)

10.21	Warrant Cancellation Agreement, dated as of February 14, 2024, by and between TPHS Lender LLC and Trinity Place Holdings Inc.**

10.22	Registration Rights Agreement, dated as of February 14, 2024, by and between Trinity Place Holdings Inc. and the investor identified on Schedule A therein.**

10.23	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (as amended, effective April 27, 2023) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 23, 2023)*

10.24	Form of Restricted Stock Unit Agreement for employees (incorporated by reference to Exhibit 10.6 of the Form 10-K filed with the SEC on May 30, 2014)*

10.25

Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on October 2, 2013)*

10.26

Amendment to Employment Agreement, dated as of September 11, 2015, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on September 15, 2015)*

10.27

Trinity Place Holdings Inc. Restricted Stock Unit Agreement, entered into as of January 28, 2016, by and between Matthew Messinger and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 1, 2016)*

10.28	Letter Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 22, 2015)*

10.29

Letter Agreement, between Trinity Place Holdings Inc. (formerly Syms Corp.) and Richard Pyontek, dated June 24, 2011 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the SEC on May 10, 2016)*

21.1	List of Subsidiaries**

23.1	Consent of BDO USA, P.C.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

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

97.1	Clawback Policy **
101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2023, as formatted in XBRL:**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

* Management contract, compensatory plan or arrangement.

**Filed herewith

***Furnished herewith

¥	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the SEC.

Item 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Messinger	President, Chief Executive Officer and Director	March 29, 2024
Matthew Messinger	(Principal Executive Officer)

/s/ Steven Kahn	Chief Financial Officer	March 29, 2024
Steven Kahn	(Principal Financial Officer)

/s/ Richard Pyontek	Chief Accounting Officer	March 29, 2024
Richard Pyontek	(Principal Accounting Officer)

/s/ Alexander Matina	Director (Chairman of the Board)	March 29, 2024
Alexander Matina

/s/ Jeffrey Citrin	Director	March 29, 2024
Jeffrey Citrin

/s/ Alan Cohen	Director	March 29, 2024
Alan Cohen

/s/ Joanne Minieri	Director	March 29, 2024
Joanne Minieri

/s/ Keith Pattiz	Director	March 29, 2024
Keith Pattiz
/s/ Patrick J. Bartels, Jr.	Director	March 29, 2024
Patrick J. Bartels, Jr.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Trinity Place Holdings Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings Inc.  (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of 77 Greenwich Development Project

The Company’s consolidated balance of residential condominium units for sale was approximately $185 million as of December 31, 2023. As described in Note 2 to the consolidated financial statements, the residential condominium units for sale are stated at the lower of cost or net realizable value. Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired. Residential condominium units are evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments are recorded immediately in cost of sales. No provision for impairment was recorded for unsold residential condominium units for the year ended December 31, 2023.

We identified the assessment of impairment of the 77 Greenwich development project as a critical audit matter due to the subjectivity of management’s consideration of relevant cash flows, specifically related to expected proceeds from the sale of completed condominium units. Auditing this element involved especially subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of management’s consideration of expected proceeds from the sale of completed condominium units by evaluating the consistency of the expected sale proceeds with existing market information.
●	Utilizing personnel with specialized skill and knowledge in valuation to assist with the evaluating the consistency of expected sales proceeds with existing market information.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2003.

New York, New York

March 29, 2024

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2023	2022

ASSETS

Real estate, net	$62,324	$64,651
Residential condominium units for sale	184,561	202,999
Cash and cash equivalents	264	1,548
Restricted cash	8,081	20,507
Prepaid expenses and other assets, net	4,144	3,774
Investments in unconsolidated joint ventures	—	4,386
Receivables	356	262
Deferred rents receivable	307	163
Right-of-use asset	519	945
Intangible assets, net	6,952	7,692
Total assets	$267,508	$306,927

LIABILITIES

Loans payable, net	$194,628	$208,762
Corporate credit facility, net	40,791	34,429
Secured line of credit, net	11,750	9,750
Note payable	—	5,863
Accounts payable and accrued expenses	29,818	19,018
Pension liability	—	651
Lease liability	569	1,037
Warrant liability	—	76
Total liabilities	277,556	279,586

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 44,965,083 and 43,448,384 shares issued at December 31, 2023 and December 31, 2022, respectively; 38,199,386 and 36,907,862 shares outstanding at December 31, 2023 and December 31, 2022, respectively	450	435
Additional paid-in capital	145,301	144,879
Treasury stock (6,765,697 and 6,540,522 shares at December 31, 2023 and December 31, 2022, respectively)	(57,637)	(57,461)
Accumulated other comprehensive loss	(2,257)	(3,626)
Accumulated deficit	(95,905)	(56,886)

Total stockholders’ (deficit) equity	(10,048)	27,341

Total liabilities and stockholders’ (deficit) equity	$267,508	$306,927

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021

Revenues
Rental revenues	$5,942	$5,502	$3,225
Other income	177	182	355
Sales of residential condominium units	27,483	37,300	23,685

Total revenues	33,602	42,984	27,265

Operating Expenses
Property operating expenses	3,949	4,180	5,583
Real estate taxes	2,355	1,697	724
General and administrative	6,037	5,754	5,133
Pension related costs	(231)	548	67
Cost of sales - residential condominium units	27,257	35,236	22,370
Transaction related costs	206	163	—
Depreciation and amortization	3,739	4,018	4,003

Total operating expenses	43,312	51,596	37,880

Operating loss	(9,710)	(8,612)	(10,615)

Equity in net (loss) income from unconsolidated joint ventures	(4)	804	(555)
Equity in net gain on sale of unconsolidated joint venture property	3,065	4,490	—
Unrealized gain on warrants	73	1,070	73
Interest expense, net	(29,229)	(15,701)	(7,922)
Interest expense - amortization of deferred finance costs	(3,031)	(2,453)	(1,521)

Loss before taxes	(38,836)	(20,402)	(20,540)

Tax expense	(183)	(288)	(265)

Net loss attributable to common stockholders	$(39,019)	$(20,690)	$(20,805)

Other comprehensive loss:

Unrealized gain (loss) on pension liability	1,369	(2,283)	816
Comprehensive loss attributable to common stockholders	$(37,650)	$(22,973)	$(19,989)

Loss per share - basic and diluted	$(1.02)	$(0.56)	$(0.62)

Weighted average number of common shares - basic and diluted	38,356	37,224	33,322

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2020	38,345	$383	$135,978	(6,173)	$(56,791)	$(15,391)	$(2,159)	$62,020

Net loss available to common stockholders	—	—	—	—	—	(20,805)	—	(20,805)
Settlement of stock awards	535	5	—	(225)	(375)	—	—	(370)
Unrealized gain on pension liability	—	—	—	—	—	—	816	816
Sale of common stock	4,144	42	7,597	—	—	—	—	7,639
Stock-based compensation expense	—	—	707	—	—	—	—	707

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

Net loss available to common stockholders	—	—	—	—	—	(20,690)	—	(20,690)
Settlement of stock awards	424	5	—	(143)	(295)	—	—	(290)
Unrealized loss on pension liability	—	—	—	—	—	—	(2,283)	(2,283)
Stock-based compensation expense	—	—	597	—	—	—	—	597

Balance as of December 31, 2022	43,448	$435	$144,879	(6,541)	$(57,461)	$(56,886)	$(3,626)	$27,341

Net loss available to common stockholders	—	—	—	—	—	(39,019)	—	(39,019)
Settlement of warrants	750	8	(5)	—	—	—	—	3
Settlement of stock awards	767	7	82	(225)	(176)	—	—	(87)
Unrealized gain on pension liability	—	—	—	—	—	—	1,369	1,369
Stock-based compensation expense	—	—	345	—	—	—	—	345

Balance as of December 31, 2023	44,965	$450	$145,301	(6,766)	$(57,637)	$(95,905)	$(2,257)	$(10,048)

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(39,019)	$(20,690)	$(20,805)
Adjustments to reconcile net loss attributable to common stockholders to net cash (used in) provided by operating activities:
Depreciation and amortization and amortization of deferred finance costs	6,770	6,471	5,524
Other non-cash adjustment - paid-in-kind interest	5,532	4,651	1,850
Stock-based compensation expense	459	553	530
Gain on sale of joint venture real estate	(3,065)	(4,490)	—
Deferred rents receivable	(144)	(49)	(24)
Other non-cash adjustments - pension expense	—	—	816
Unrealized gain on warrants	(73)	(1,070)	(73)
Equity in net loss (income) from unconsolidated joint ventures	4	(804)	555
Distributions from unconsolidated joint ventures	—	1,428	885
Decrease (increase) in operating assets:
Residential condominium units for sale	18,523	15,600	(11,450)
Receivables	(94)	(178)	882
Prepaid expenses and other assets, net	574	(1,783)	(257)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,059	1,712	1,617
Pension liability	—	—	(1,288)
Net cash (used in) provided by operating activities	(5,474)	1,351	(21,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(171)	(93)	(140)
Net proceeds from sale of unconsolidated joint venture	7,240	17,418	—
Net cash provided by (used in) investing activities	7,069	17,325	(140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	5,376	30,239	249,984
Proceeds from secured line of credit	2,000	500	8,200
Payment of finance costs	—	—	(6,552)
Repayment of loans	(16,613)	(48,415)	(225,547)
Repayment of note payable	(5,863)	—	—
Repayment of secured line of credit	—	(3,500)	(3,200)
Settlement of stock awards	(208)	(290)	(370)
Settlement of warrants	3	—	—
Sale of common stock, net	—	—	7,639
Net cash (used in) provided by financing activities	(15,305)	(21,466)	30,154

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(13,710)	(2,790)	8,776
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	22,055	24,845	16,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$8,345	$22,055	$24,845

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$1,548	$4,310	$6,515
RESTRICTED CASH, BEGINNING OF PERIOD	20,507	20,535	9,554
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$22,055	$24,845	$16,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$264	$1,548	$4,310
RESTRICTED CASH, END OF PERIOD	8,081	20,507	20,535
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$8,345	$22,055	$24,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$11,690	$12,711	$16,042
Cash paid during the period for: Taxes	$242	$381	$395

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$78	$1,572	$3,193
Capitalized stock-based compensation expense	$7	$44	$122
Unrealized gain (loss) on pension liability	$1,369	$(2,283)	$—
Loan forgiveness	$—	$—	$243

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.

Notes to Consolidated Financial Statements

December 31, 2023

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. Our largest asset is a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. We also own a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), as well as a property occupied by retail tenants in Paramus, New Jersey.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we had approximately $316.6 million of federal net operating loss carryforwards (“NOLs”) at December 31, 2023, as well as approximately $318.3 million of various state and local NOLs, which can be used to reduce our future taxable income and capital gains.

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

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.   As of December 31, 2023, we had no interests in VIEs.

b.

Investments in Unconsolidated Joint Ventures - We accounted for our investments in unconsolidated joint ventures, namely, The Berkley, which was sold in April 2022, and 250 North 10th, which was sold in February 2023, under the equity method of accounting (see Note 14 - Investments in Unconsolidated Joint Ventures for further information).

c.   Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates (see Note 2g.  Residential Condominium Units for Sale for further discussion).

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

77 Greenwich is a condominium development project which includes residential condominium units that are ready for sale.  Residential condominium units for sale as of December 31, 2023 and 2022 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.  The residential condominium units for sale are stated at the lower of cost or net realizable value.  Management considers relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired.  Residential condominium units are evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments are recorded immediately in cost of sales.  No provision for impairment was recorded for our unsold residential condominium units for the years ended December 31, 2023 or 2022.

h.

Valuation of Long-Lived Assets - We periodically review long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We consider relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the estimated fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate and condominium units for sale for the years ended December 31, 2023 and 2022, respectively, and no provision for impairment was recorded during the years ended December 31, 2023 or 2022, respectively.

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

Revenues on sale of residential condominiums reflects the gross sales price from sales of residential condominium units which are recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, is generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit are included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that are in contract are recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consists of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, as well as salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, in addition to qualifying interest and financing costs.  See also Note 2g. Residential Condominium Units for Sale for further discussion.

m.

Stock-Based Compensation – We have granted stock-based compensation, which is described below in Note 13 – Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award on that date, and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.  Shares that are forfeited are added back into the pool of shares available under the Stock Incentive Plan, and any recorded expense related to forfeited shares are reversed in the year of forfeiture.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2023 and 2022, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2023, our tax returns for the years ended December 31, 2019 through December 31, 2022 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2018 or 2019 through December 31, 2022, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.    Loss Per Share - We present both basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. 6,429,000 and 7,179,000 warrants exercisable at $4.31 per share were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the years ended December 31, 2023 and 2022, respectively.  Shares issuable at December 31, 2023 comprising 52,015 restricted stock units that have vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the year ended December 31, 2023. Shares issuable at December 31, 2022 comprising 238,060 restricted stock units that have vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the year ended December 31, 2022.

p.    Deferred Finance Costs – Capitalized and deferred finance costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs are being offset against loans payable in the consolidated balance sheets for mortgage financings and was fully amortized at December 31, 2023 and an unamortized balance of $ $2.1 million at December 31, 2022. Costs for our corporate credit facility are being offset against corporate credit facility, net, in the consolidated balance sheets and had an unamortized balance of $334,000 and $1.3 million at December 31, 2023 and 2022, respectively. Unamortized deferred finance costs are expensed when the associated debt is refinanced with a new lender or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Accounting Standards Updates

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 amends the reportable segment disclosure requirements to enhance disclosures about significant segment expenses. The objective of the amendment is to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendment will require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"). Additionally, the amendment will require an entity to disclose an amount for "other segment items" by reportable segment and a description of its composition as well as required disclosures about a reportable segment's profit or loss and assets in interim periods. Lastly, the amendment will require a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of ASU 2023-07 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements other than additional disclosures.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The objective of the amendments in ASU 2023-09 related to the rate reconciliation and income taxes paid disclosures are to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The amendment will require that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment will require that all entities disclose on an annual basis the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes as well as disaggregated by individual jurisdictions that meet a quantitative threshold. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. Early adoption and retrospective application is permitted. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

NOTE 3 – RESIDENTIAL CONDOMINIUM UNITS FOR SALE

Residential condominium units for sale as of December 31, 2023 and 2022 includes 77 Greenwich, and in all cases, excludes costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 38 closings having occurred through December 31, 2023.

NOTE 4 – REAL ESTATE, NET and INTANGIBLE ASSETS, NET

As of December 31, 2023 and 2022, real estate, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2023	2022

Building and building improvements	$51,141	$51,141
Tenant improvements	296	221
Furniture and fixtures	943	847
Land and land improvements	28,847	28,847
	81,227	81,056
Less: accumulated depreciation	18,903	16,405
	$62,324	$64,651

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of December 31, 2023 and 2022.  Depreciation expense amounted to approximately $3.7 million, $4.0 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In May 2018, we closed on the acquisition of 237 11th, a 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to water damage in apartment units and other property at 237 11th resulting from construction defects, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction of the building, including defects that resulted in water damage as well as other defects. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects that TPHGreenwich will recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.  As of December 31, 2023, the property was 100% leased.

As of December 31, 2023 and 2022, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $4.1 million and $3.4 million at December 31, 2023 and 2022, respectively. Amortization expense amounted to $740,000 for each of the three years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the estimated annual amortization of intangible assets for each of the five succeeding years and thereafter is as follows (dollars in thousands):

Real Estate
Tax
Abatement
Year	Amortization
2024	$740
2025	740
2026	740
2027	740
2028	740
Thereafter	3,252

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.4 million having been paid to us as of December 31, 2023 from the SCA, with approximately $176,000 remaining to be paid. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through December 31, 2023.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.  We have also guaranteed certain obligations with respect to the construction of the school.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2023 and 2022, prepaid expenses and other assets, net consisted of the following (dollars in thousands):

	December 31,	December 31,
	2023	2022

Prepaid expenses	$1,268	$2,494
Deferred finance costs warrants	2,184	2,184
Other	3,163	1,066
	6,615	5,744
Less: accumulated amortization	2,471	1,970
	$4,144	$3,774

NOTE 6 – INCOME TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Current:
Federal	$—	$—	$—
State	183	288	265
	$183	$288	$265
Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Tax expense	$183	$288	$265

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes	12.9%	13.6%	16.7%
Permanent non-deductible expenses	(0.5)%	(0.1)%	(0.3)%
Change of valuation allowance	(33.9)%	(36.0)%	(38.5)%

Effective income tax rate	(0.5)%	(1.5)%	(1.1)%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Charitable contributions	$7	$6
Net operating loss carry forwards	88,212	74,313
Depreciation (including air rights)	5,698	5,717
Lease liability	210	359
Other	209	212
Pension costs	—	225
Investment in joint ventures	2	448
Accrued expenses	389	356
Total deferred tax assets	$94,727	$81,636
Valuation allowance	(91,284)	(78,285)
Deferred tax asset after valuation allowance	$3,443	$3,351

Deferred tax liabilities:
Intangibles	$(2,436)	$(2,706)
Other	(235)	(261)
Pension costs	(474)	—
Right-of-use asset	(298)	(384)
Total deferred tax liabilities	$(3,443)	$(3,351)
Net deferred tax assets	$—	$—

Current deferred tax assets	$—	$—
Long-term deferred tax assets	—	—
Total deferred tax assets	$—	$—

Other

As of December 31, 2023, we had federal NOLs of approximately $316.6 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. Since 2009 through December 31, 2023, we have utilized approximately $20.1 million of our federal NOLs.  As of December 31, 2023, we also had state NOLs of approximately $267.4 million. These state NOLs have various expiration dates through 2042, if applicable. We also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $91.3 million as of December 31, 2023. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

NOTE 7 – RENTAL REVENUE

Our retail property located in Paramus, New Jersey is 100% leased to two tenants as of December 31, 2023, with one lease expiring on July 31, 2024 and the other expiring on March 31, 2025.

Our multi-family property at 237 11th is occupied by residential tenants who have leases generally ranging from one to two years and three retail tenants with leases expiring in 2027, 2032 and 2036, respectively.

We currently have one retail lease signed at 77 Greenwich which expires in 2034.

Future minimum rent due under non-cancellable tenant operating leases (excluding license agreements) as of December 31, 2023 is as follows (dollars in thousands):

Future Minimum
Year	Rent
2024	$4,015
2025	841
2026	489
2027	443
2028	357
Thereafter	1,836
$7,981

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature. The warrant liability is recorded at fair value under Level 2.

Pension Plan

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2023. The fair value of pension plan assets was $14.2 million at December 31, 2023. These assets are valued in active liquid markets under Level 2.

Derivatives

We recognized the fair values of all derivatives in prepaid expenses and other assets, net on our consolidated balance sheets based on Level 2 information.  Derivatives that are not hedges are adjusted to fair value through earnings.  The changes in the fair value of the derivative is offset against the change in fair value of the hedged asset through interest expense, net for the years ended December 31, 2023 and 2022, respectively.  Reported net loss may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of hedging instruments and hedged items, but will have no effect on cash flows.

The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of December 31, 2023 and 2022, respectively (dollars in thousands):

	Fair Value Asset as of December 31,	Fair Value Asset as of December 31,	Change in Fair Value December 31,	Change in Fair Value December 31,	Notional Amount	All-In Capped Rate	Interest Rate Cap Expiration Date
	2023	2022	2023	2022
Interest Rate Caps:
77G Mortgage Loan	$—	$1,298	$(1,298)	$1,239	$97,000	2.5%	11/1/2023
237 11th Loans	787	707	80	677	$60,000	2.5%	7/9/2024
Included in prepaid expenses and other assets, net	$787	$2,005	$(1,218)	$1,916

Debt Instruments

The Company has five debt instruments as of December 31, 2023, the Corporate Credit Facility, 77G Mortgage Loan, 77G Mezzanine Loan, 237 11th Loans, and a Secured Line of Credit, all defined below in Note 11 - Loans Payable and Secured Line of Credit. The fair value of these debt instruments approximated their carrying values as they are variable-rate instruments under Level 2.

The debt instruments had a principal balance of $247.5 million as of December 31, 2023. The debt instruments carry interest rates ranging between 2.5% and 14.3% per annum and mature in four to 19 months from the reporting date.

The fair value of the debt instruments are estimated using discounted cash flow analyses, which are based on the expected cash flows of each debt instrument and a discount rate that reflects the borrowing rate the Company would have to pay for a similar debt instrument of comparable maturity and credit quality. Given that these inputs are observable in the market, the fair value measurement of the debt instruments are categorized within Level 2 of the fair value hierarchy.

As of December 31, 2023, the estimated fair value of the debt instruments was approximately $247.5 million. This fair value measurement considers the present value of the remaining cash flows, including both principal and interest payments, discounted at the market rate of interest for similar debt.  The carrying amount of the debt instruments, which are reported on the balance sheet, may differ from its fair value due to the timing of the recognition of changes in the loan's fair value and the level of interest rates at the reporting date.

There were no transfers between levels of the fair value hierarchy during the period. The Company's policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period.

NOTE 9 – PENSION PLANS

Defined Benefit Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006.  At December 31, 2023, we had recorded an overfunded pension balance of $1.4 million which is included in prepaid expenses and assets, net on the accompanying consolidated balance sheet, and as of December 31, 2022 we had recorded an underfunded pension balance of $651,000 which is included in pension liability on the accompanying consolidated balance sheet.  We have begun the process to terminate the plan under a standard termination.  We may be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities as of the final termination date.

We plan to continue to maintain the Syms pension plan and make all contributions required, if any, under applicable minimum funding rules through the plan termination date.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.5 million to the Syms sponsored plan from September 17, 2012 through December 31, 2023. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during each of the years ended December 31, 2023, 2022 and 2021, respectively.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$13,268	$ $ 14,308
Interest cost	642	694
Actuarial gain	(264)	(888)
Gross benefits paid	(853)	(846)
Net benefit obligation - end of period	$12,793	$13,268

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$12,617	$15,940
Employer contributions	400	400
Gross benefits paid	(853)	(846)
Return (loss) on plan assets	1,999	(2,877)
Fair value of plan assets - end of period	$14,163	$12,617

Over (under) funded status at end of period	$1,370	$(651)

The pension expense includes the following components (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
COMPONENTS OF NET PERIODIC COST:
Interest cost	$642	$694	$665
Gain on assets	(753)	(953)	(842)
Amortization of loss	518	—	105
Net periodic cost (benefit)	$407	$(259)	$(72)

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%	0.0%

The expected long-term rate of return on plan assets was 6% for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023 the benefits expected to be paid in the next five years and then in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Year	Amount
2024	$1,082
2025	1,239
2026	1,099
2027	1,194
2028	977
2029-2033	4,922

The fair values and asset allocation of our plan assets as of December 31, 2023 and 2022 and the target allocation for fiscal 2023, by asset category, are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) (dollars in thousands):

		December 31, 2023		December 31, 2022
			% of Plan		% of Plan
Asset Category	Asset Allocation	Fair Value	Assets	Fair Value (1)	Assets
Cash and equivalents	0% to 10%	$704	5%	$748	6%
Equity securities	40% to 57%	9,780	69%	8,870	61%
Fixed income securities	35% to 50%	3,679	26%	2,999	33%
Total		$14,163	100%	$12,617	100%

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheets the unfunded status of the benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

401(k) Plan – We have established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $52,000, $61,000 and $69,000 in matching contributions to this plan during the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 10 – COMMITMENTS

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $470,000, $470,000 and $447,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The remaining lease obligation, excluding any extension options, for our corporate office is as follows (dollars in thousands):

Future
Minimum
Year Ended	Rentals
2024	$470
2025	116
Total undiscounted lease payments	$586
Discount	(17)
Lease Liability	$569

b.	Legal Proceedings - In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTE 11 – LOANS PAYABLE AND SECURED LINE OF CREDIT

Corporate Credit Facility

In December 2019, we entered into a multiple draw credit agreement aggregating $70.0 million (the “Corporate Credit Facility,” or “CCF”), which may be increased by $25.0 million subject to satisfaction of certain conditions and the consent of the lender (the “CCF Lender”).  Draws under the Corporate Credit Facility were allowed during the 32-month period following the closing date of the Corporate Credit Facility (the “Closing Date”). Prior to the Recapitalization Transaction, as more fully described in Note 15 – Subsequent Events, the CCF was scheduled to mature on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances. The CCF provided for the proceeds of the CCF to be used for investments in certain multi-family apartment buildings in the greater New York City area and certain non-residential real estate investments approved by the CCF Lender in its reasonable discretion, as well as in connection with certain property recapitalizations and in specified amounts for general corporate purposes and working capital.

In connection with the December 2020 transaction noted under “77G Mezzanine Loan” below, the Company entered into an amendment to the CCF, pursuant to which, among other things, (i) we were permitted to enter into the 77G Mezzanine Loan Agreement (as defined below) and related documents, (ii) the commitment made by the CCF Lender under the CCF was reduced by the $7.5 million, and (iii) the MOIC amount was amended to combine the CCF and the 77G Mezzanine Loan.

In connection with the closing of the 77G Mortgage Loan and amendment to the 77G Mezzanine Loan described below, we entered into amendments, dated as of October 22, 2021 and November 10, 2021, to our CCF pursuant to which, among other things, the parties agreed that (a) no additional funds will be drawn under the CCF, (b) the minimum liquidity requirement was made consistent with the 77G Mortgage Loan Agreement until May 1, 2023, (c) the Company will repay the outstanding principal balance of the CCF in an amount no less than $7.0 million on or prior to May 1, 2023 and (d) the multiple on invested capital (the “MOIC”) provisions were revised to provide that (i) the MOIC amount due upon final repayment of the CCF was amended to be consistent with the 77G Mezzanine Loan such that if no event of default exists and is continuing under the CCF at any time prior to June 22, 2023, the amount due will be combined with the 77G Mezzanine Loan, to the extent not previously paid, if any, and (ii) the amount of the CCF used to calculate the MOIC was reduced to $35.75 million. We entered into an amendment in November 2022, which eliminated the minimum liquidity requirement.

In April 2023, the Company entered into a sixth amendment to the CCF, pursuant to which, among other things, the cash interest payments and the $7.0 million prepayment due May 1, 2023 were deferred until August 31, 2023, subject to extension in certain circumstances, and which also provided that the Company would enter into a strategic transaction that results in the repayment of the CCF or prepay the CCF by $5.0 million from equity proceeds by such date. Under the amendment, the CCF Lender was also granted the right to appoint an independent director to the Company’s board of directors, in addition to its existing right to appoint a director or Board observer.

In June 2023, the Company entered into a seventh amendment to the CCF, which provided, among other things, that (i) the CCF be increased by up to $5,000,000, with $3,000,000 to be used for general corporate purposes and certain other items if applicable, and up to $2,000,000 to be used in connection with the extension of the loans in respect of the 237 11th  property, including the purchase of an interest rate cap, (ii) certain covenants and other terms of the CCF were revised, including that on or before June 30, 2023, the Company would meet with the CCF Lender to review the results of the Company’s strategic process, endeavor in good faith to establish mutually acceptable next steps, and provide copies of written term sheets received from participants in the strategic process, including at least one that addresses repayment or purchase of the loan; and the removal of the ability of the Company to incur certain types of previously permitted debt and make previously permitted investments and other restricted payments.

In August 2023, the Company entered into a forbearance agreement (the “CCF Forbearance Agreement”), pursuant to which the CCF Lender agreed to forbear from exercising its rights and remedies during the forbearance period with respect to certain specified defaults for the related forbearance period ending on December 31, 2023, which was subsequently extended to January 31, 2024, unless earlier terminated as a result of certain termination events.

In December 2023, the Company entered into an eighth amendment to the CCF, which provided, among other things, for the provision of incremental term loan advances under the CCF in the amount of $750,000, with the first $375,000 being provided upon execution of the amendment and the second $375,000 to be provided upon and subject to Board approval of definitive agreements in respect of certain proposed transactions with the Company Investor and/or its affiliates, on the terms set forth in the non-binding term sheet and the filing of preliminary materials with the SEC for the solicitation of the vote or consent of the Company’s stockholders, if required. The amendment also amended the Company’s CCF forbearance agreement with respect to certain additional defaults in respect of which the lender was forbearing. The terms of the CCF forbearance agreement were otherwise unchanged.

As of December 31, 2023, the CCF was fully drawn and had an outstanding balance of $41.1 million and $35.75 million at December 31, 2023 and 2022, respectively, excluding deferred finance fees of $334,000 and $1.3 million, respectively.  Accrued interest, which is included in accounts payable and accrued expenses, totaled approximately $10.4 million and $6.1 million at December 31, 2023 and 2022.

In connection with the Recapitalization Transactions, the Company entered into a Borrower Assignment and Assumption Agreement (the “Borrower Assignment and Assumption Agreement”), pursuant to which the Company assigned all of its rights, interests, duties, obligations and liabilities in, to and under the CCF, and each other document and instrument related to the CCF, to TPHGreenwich.

In addition, TPHGreenwich entered into an amended and restated credit agreement, among TPHGreenwich, as borrower, certain subsidiaries of TPHGreenwich party thereto, as guarantors, the Company Investor, as lender and Mount Street US (Georgia) LLP (“Mount Street”), as administrative agent (the “Amended CCF”), pursuant to which the CCF was amended and restated in its entirety in order to, among other things, (i) release certain subsidiaries of the Company that were guarantors under the CCF from their guarantee obligations thereunder, (ii) extend the maturity date to June 30, 2026, and (iii) cause TPHGreenwich to incur an advance of $272,609.  The Amended CCF bears interest at a rate per annum equal to (i) an all PIK interest rate equal to 10.325% per annum, or (ii) at TPHGreenwich’s election, a cash pay interest rate of 4.875% per annum and a PIK interest rate of 5.45% per annum.  In connection with the Borrower Assignment and Assumption Agreement, the Company also entered into a holdco pledge agreement, pursuant to which the Company agreed to pledge all of its membership interests in TPHGreenwich to Mount Street.

Prior to the Recapitalization Transactions, the CCF bore interest at an aggregate rate per annum equal to (i) a PIK interest rate of 5.25% and (ii) a scheduled cash pay interest rate of 4% which increased by 0.125% every six-month period from the Closing Date, subject to increase during the extension periods. The effective interest rate at December 31, 2023 and 2022 was 10.45% and 10.0%, respectively.  A $2.45 million commitment fee was payable 50% on the initial draw and 50% as amounts under the CCF are drawn, with any remaining balance due on the last date of the draw period, and a 1.0% exit fee is payable in respect of CCF repayments. As of December 31, 2023, we had paid $1.85 million of the commitment fee.  With the reduction in the committed amount under the CCF, no further commitment fee is due.  The CCF may be prepaid at any time subject to a prepayment premium on the portion of the CCF being repaid. The CCF is subject to certain mandatory prepayment provisions, including that, subject to the terms of the mortgage loan documents applicable to the Company’s 77 Greenwich property, 90% or 100% of the net cash proceeds of residential condominium sales, depending on the circumstances, and 70% of the net cash proceeds of retail condominium sales at the Company’s 77 Greenwich property shall be used to repay the CCF. Upon final repayment of the CCF, the MOIC amount equal to 30% of the initial CCF amount plus drawn incremental amounts less the sum of all interest payments, commitment fee and exit fee payments and prepayment premiums, if any, shall be due, if such amounts are less than the MOIC amount. The collateral for the CCF consists of (i) 100% of the equity interests in our direct subsidiaries, to the extent such a pledge is permitted by the organizational documents of such subsidiary and any financing agreements to which such subsidiary is a party, (ii) our cash and cash equivalents, excluding restricted cash and cash applied toward certain liquidity requirements under existing financing arrangements, and (iii) other non-real estate assets of ours, including intellectual property. The Company determined that the CCF amendment will be treated as a modification with no gain or loss recognized during the year ended December 31, 2023 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

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

Loans Payable

77G Mortgage Loan

In October 2021, TPHGreenwich Owner LLC, the subsidiary that owns 77 Greenwich (the “77G Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77G Mortgage Lender”), pursuant to which 77G Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million (the “77G Mortgage Loan”), subject to the satisfaction of certain conditions (the “77G Mortgage Loan Agreement”). On the closing date of the 77G Mortgage Loan, the 77G Mortgage Borrower borrowed $133.1 million and a portion of the proceeds of the 77G Mortgage Loan, together with the proceeds of an increase in the 77G Mezzanine Loan, the Berkley Partner Loan and funds raised through the a private placement were used to repay the 77G Greenwich construction facility that the Company entered into in December 2017.  At the time of the closing of the 77G Mortgage Loan in October 2021, $33.6 million was available to be used to, among other things, complete construction of 77G Greenwich and fund carry costs while the residential condominium units are being sold.

The 77G Mortgage Loan had a two-year term and originally matured on October 1, 2023.  The 77G Mortgage Loan is secured by the 77G Mortgage Borrower’s fee interest in 77G Greenwich. In May 2023, the loan benchmark was converted from LIBOR to SOFR.  The 77G Mortgage Loan bears interest at a rate per annum equal to the greater of (i) 7.00% in excess of SOFR and (ii) 7.25%; provided that, if, on April 22, 2023, the outstanding principal balance of the 77G Mortgage Loan, together with any accrued and unpaid PIK Interest and unpaid Additional Unused Fee (as those terms are defined below) is equal to or greater than $91.0 million, the rate per annum will be equal to the greater of (i) 9.00% in excess of SOFR and (ii) 9.25%. The all-in interest rate was 14.34% at December 31, 2023.  If cash flow from 77G Greenwich (including proceeds from the sales of residential condominium units) is insufficient to pay interest payments when due, any accrued but unpaid interest will remain unpaid and interest will continue to accrue on such unpaid amounts (“PIK Interest”) until the cumulative PIK Interest and Additional Unused Fee accrues to $4.5 million (the “Threshold Amount”), after which all such amounts in excess of the Threshold Amount shall be paid in cash on a monthly basis until such amounts are less than the Threshold Amount. As advances of the 77G Mortgage Loan are made to Mortgage Borrower and the outstanding principal balance of the 77G Mortgage Loan increases, net proceeds from the sales of condominium units will be paid to 77G Mortgage Lender to reduce the outstanding balance of the 77G Mortgage Loan. A 1% per annum fee (the “Additional Unused Fee”) on a $3.0 million portion (the “Additional Amount”) of the 77G Mortgage Loan, is payable on a monthly basis on the undrawn portion of such Additional Amount. To the extent the 77G Mortgage Loan was not fully funded by October 22, 2022 (April 22, 2023 in the case of amounts with respect to construction work related to the new handicapped accessible subway entrance on Trinity Place), 77G Mortgage Lender had the discretion to force fund the remaining balance other than the Additional Amount into a reserve account held by 77G Mortgage Lender and disbursed in accordance with the terms of the 77G Mortgage Loan Agreement. The 77G Mortgage Lender elected to force fund the 77G Mortgage Loan in October 2022.

The 77G Mortgage Loan is prepayable without penalty, subject to 77G Mortgage Lender receiving a minimum total return of $15.26 million, or if an advance has been made of the Additional Amount, the sum of $15.26 million, plus 10% of the Additional Amount that has been disbursed, in each case, inclusive of interest and fees, and must be prepaid in part in certain circumstances such as in the event of the sale of residential and retail condominium units. The 77G Mortgage Borrower was required to achieve completion of the construction work and the improvements for the project on or before July 1, 2022, subject to certain exceptions. The 77G Mortgage Loan Agreement also includes additional customary affirmative and negative covenants for loans of this type.  In November 2022, the 77G Mortgage Loan was amended to, among other things, extend the final Completion date to September 29, 2023 and eliminate the liquidity requirement.  At that time, the 77G Mortgage Borrower drew down $3.0 million under the letter of credit to fund an interest reserve and $1.0 million to pay down the PIK balance. The Company determined that the 77G Mortgage Loan was considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the 77G Mortgage Loan will be treated as a modification with no gain or loss recognized during the year ended December 31, 2022 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

In September 2023, the Company and the 77G Mortgage Borrower entered into a forbearance agreement for the purpose of providing additional time for the Company to pursue a potential strategic transaction, pursuant to which the 77G Mortgage Lender agreed to forbear from exercising its rights and remedies, until November 15, 2023 or the occurrence of other events specified therein, with respect to any failure by the 77G Mortgage Borrower to (i) make payments under the 77G Mortgage Loan Agreement, including, without limitation, interest payments due on September 1, 2023 and principal and interest payments due at maturity and (ii) achieve any Milestone Construction Hurdles or to satisfy the Quarterly Sales Hurdle (each as defined in the 77G Mortgage Loan Agreement) or make the related prepayment as and when required. On November 15, 2023, the forbearance period under the 77G Mortgage Loan forbearance agreement terminated in accordance with the terms of the agreement.

On November 28, 2023, the Company, the 77G Mortgage Borrower and the 77G Mortgage Lender entered into an agreement pursuant to which, among other things, the 77G Mortgage Lender agreed to reinstate the forbearance period effective as of November 15, 2023 and extend the forbearance period to December 20, 2023, as was later further extended through the closing of the Recapitalization Transactions.

In connection with the 77G Mortgage Loan Agreement, we entered into guarantees with the 77G Mortgage Lender pursuant to which we guaranteed the completion and payment of costs and expenses related to the construction; the payment of accrued and unpaid interest and other fees, costs, expenses and payments due and payable with respect to the 77G Mortgage Loan or 77G Greenwich; and the payment when due of all amounts due to 77G Mortgage Lender, as a result of “bad-boy” provisions. Mortgage Borrower and the Company also entered into an environmental compliance and indemnification undertaking for the benefit of 77G Mortgage Lender.

As of February 28, 2023, we had received TCOs for 100% of the residential condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  Our offering plan was declared effective in March 2021.

In connection with the Recapitalization Transactions, the 77G Mortgage Borrower entered into a third amendment to the 77G Mortgage Loan Agreement with MPF Greenwich Lender LLC (as successor-in-interest to Macquarie PF Inc.), as lender, and certain entities affiliated with the Investor, as supplemental guarantors  (the “77G MLA Amendment”), which, among other things, provides that (i) the original building loan will be reduced to $125,347,878, (ii) an additional project loan will be made in the amount of $2,850,000, (iii) the completion date will be extended to December 31, 2024, (iv) the maturity date will be extended to October 23, 2025 with an option to extend for one year and (v) TPHGreenwich Mezz LLC, the direct parent entity of 77G Mortgage Borrower, will enter into a new pledge agreement pursuant to which it will pledge 100% of its membership interests in 77G Mortgage Borrower. The 77G MLA Amendment further provides that the existing Completion Guaranty and Interest and Carry Guaranty by the Company, as original guarantor, are terminated, and that the existing Recourse Guaranty and Environmental Indemnification Agreement by the Company, as original guarantor, are only in full force and effect with respect to matters arising prior to the execution of the 77G MLA Amendment.

As of December 31, 2023, the 77G Mortgage Loan had a balance of $104.4 million, which includes $10.2 million in PIK interest.  Through December 31, 2023, the 77G Mortgage Loan was paid down by approximately $69.9 million through closed sales of residential condominium units.

77G Mezzanine Loan

In December 2020, TPHGreenwich Subordinate Mezz LLC, a subsidiary of the Company (the “77G Mezz Borrower”) entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “77G Mezzanine Loan Agreement”).  The 77G Mezzanine Loan was originally for the amount of $7.5 million and has a term of three years with two one-year extension options, exercisable under certain circumstances. The collateral for the 77G Mezzanine Loan was the borrower’s equity interest in its direct, wholly-owned subsidiary, which owns 100% of the equity interests in the borrower under the 77G Mortgage Loan. As of December 31, 2023, the annual blended interest rate for the 77G Mortgage Loan and the 77G Mezzanine Loan was 14.27%.  Interest on the 77G Mezzanine Loan is not payable on a monthly basis but instead is automatically added to the unpaid principal amount on a monthly basis (and therefore accrues interest) and is payable in full on the maturity date of the 77G Mezzanine Loan. Upon final repayment of the 77G Mezzanine Loan, a MOIC will be due on substantially the same terms as provided for in the CCF. The 77G Mezzanine Loan may not be prepaid prior to prepayment in full of the 77G Mortgage Loan, but if the 77G Mortgage Loan is being prepaid in full, the 77G Mezzanine Loan may be prepaid simultaneously therewith. Subject to the prior sentence the 77G Mezzanine Loan may be prepaid in whole or in part, without penalty or premium (other than payment of the MOIC amount, if applicable, as provided above), upon prior written notice to the lender under the 77G Mezzanine Loan. In connection with the 77G Mezzanine Loan, the Company entered into a completion guaranty, carry guaranty, equity funding guaranty, recourse guaranty and environmental indemnification undertaking substantially consistent with the Company’s existing guarantees made to the 77G Mortgage Lender in connection with the 77G Mortgage Loan.

In October 2021, the 77G Mezzanine Loan Agreement was amended and restated to, among other things, (i) increase the amount of the loan thereunder by approximately $22.77 million, of which $0.77 million reflects interest previously accrued under the original 77G Mezzanine Loan, (ii) reflected the pledge of the equity interests in the 77G Mortgage Borrower to the 77G Mezzanine Lender as additional collateral for the 77G Mezzanine Loan and (iii) conform certain of the covenants to those included in the 77G Mortgage Loan Agreement, as applicable. Additionally, the existing completion guaranty, carry guaranty, recourse guaranty and environmental indemnification executed in connection with the original 77G Mezzanine Loan Agreement were amended to conform to the mortgage guarantees and mortgage environmental indemnity made in connection with the 77G Mortgage Loan (and the existing equity funding guaranty was terminated).

In November 2022, we amended the 77G Mezzanine Loan Agreement to, amongst other things, extend the final completion date to September 29, 2023 and eliminate the liquidity requirement.

In August 2023, the Company and the 77G Mezz Borrower entered into a forbearance agreement, pursuant to which the 77G Mezzanine Lender agreed to forbear from exercising its respective rights and remedies with respect to certain specified defaults for the related forbearance period ending on December 31, 2023, which was subsequently extended to January 31, 2024, unless earlier terminated as a result of certain termination events.

As of December 31, 2023 and 2022, the 77G Mezzanine Loan had a balance of $30.3 million and $30.3 million, respectively, and accrued interest totaled approximately $11.2 million and $5.8 million, respectively.

In connection with the Recapitalization Transactions, the 77G Mezz Borrower entered into a second amendment to the 77G Mezzanine Loan Agreement, which provides for, among other things, the (i) termination of the pledge by TPHGreenwich Mezz LLC of 100% of its membership interests in the 77G Mortgage Borrower, (ii) extension of the completion date to December 31, 2024, (iii) the extension of the maturity date to October 23, 2025 with an additional option to extend for 1 year, (iv) the increase of the principal amount of the 77G Mezzanine Loan to approximately $60.8 million, inclusive of accrued interest as of that date, and (v) termination of the Completion Guaranty, Carry Guaranty and Equity Funding Guaranty by the Company, as original guarantor; and that the Recourse Guaranty and Environmental Indemnification Agreement by the Company, as original guarantor, are only in full force and effect with respect to matters arising prior to the execution of the second amendment.

237 11th Loans

In June 2021, 470 4th Avenue Fee Owner, LLC, a subsidiary of the Company (the “237 11th Senior Loan Borrower”), entered into a $50.0 million senior loan (the “237 11th Senior Loan”) provided by Natixis, and 470 4th Avenue Owner, LLC, a subsidiary of the Company (the “237 11th Mezz Borrower”, and together with the 237 11th Senior Loan Borrower, the “237 11th Borrowers”), entered into a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by an affiliate of LibreMax Capital, LLC, (together the “237 11th Lenders”), bearing interest at a blended rate of 3.05% per annum at that time. Both loans had a two-year initial term subject to 1-year extension rights. The Company exercised its right to extend both loans by one year.

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

In December 2022, we amended the 237 11th Loans to allow for the 237 11th Senior Loan lender to fund the undrawn operating expense shortfall holdback and force fund the undrawn portion of the leasing related costs and the loan benchmark was converted from LIBOR to SOFR. The Company determined that the 237 11th Mezz Loan is considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the 237 11th Loans were treated as modifications with no gain or loss recognized during the year ended December 31, 2022 as the carrying amount of loans was not greater than the respective undiscounted cash flows of the modified loans.

As of December 31, 2023, the blended interest rate was 5.46% per year. The SOFR-based floating rate 237 11th Loans have an initial term of two years and three one-year extension options. The first extension option, which was exercised in July 2023, was not subject to satisfaction of any financial tests, but required a new interest rate cap be purchased by the Company.

The 237 11th Loans require us to comply with various customary affirmative and negative covenants and provide for certain events of default, the occurrence of which would permit the lender to declare the 237 11th Loans due and payable, among other remedies. The Company has obtained covenant waivers (Liquidity and Net Worth) from the 237 11th Lenders.

As of December 31, 2023 and 2022, there was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan.

In connection with the Recapitalization Transactions, (i) the 237 11th Senior Loan Borrower entered into a fourth amendment to the 237 11th Senior Loan with certain affiliates of the Investor as supplemental guarantors and Natixis, New York Branch, as lender and agent and (ii) the 237 11th Mezz Borrower entered into a fourth amendment to the 237 11th Mezz Loan with certain affiliates of the Investor as supplemental guarantors and Lexington 11th Street, LLC, as lender, which each provide, among other things, that the respective Completion Guaranty by the Company as original guarantor under each 237 11th Loan is terminated, and that the respective Recourse Guaranty by the Company as original guarantor under each 237 11th Loan is only in full force and effect with respect to matters arising prior to the date of the fourth amendment or matters authorized by the Company.

Secured Line of Credit

The subsidiary that owns the Paramus Property (the “Paramus Borrower”) has an $11.75 million secured line of credit that is secured by the Paramus, New Jersey property.  The secured line of credit was scheduled to mature on May 22, 2023 and bore interest at the prime rate.  Effective with an April 2023 amendment, the maturity date was extended to March 22, 2024 and the interest rate was reduced to 2.5% during the period from April 2023 to the new maturity date.  On March 18, 2024, the Paramus Borrower entered into an amendment to the Secured Line of Credit, pursuant to which the maturity date was extended to October 15, 2024, with an option to further extend to April 15, 2025. As part of the amendment, the Company re-affirmed its guaranty under the Secured Line of Credit. The Secured Line of Credit is pre-payable at any time without penalty. The secured line of credit had an outstanding balance of $11.75 million and $9.75 million at December 31, 2023 and 2022, respectively, and an effective interest rate of 2.5% and 7.5% as of December 31, 2023 and 2022, respectively.  The Company determined that the secured line of credit was considered a troubled debt restructuring due to a decrease in the post restructuring effective interest rate. The Company determined that the secured line of credit was to be treated as a modification with no gain or loss recognized during the year ended December 31, 2023 as the carrying amount of the loan was not greater than the respective undiscounted cash flows of the modified loan.

Note Payable (250 North 10th Partner Loan)

Prior to February 2023, we owned a 10% interest in a joint venture with TF Cornerstone (the “250 North 10th JV”) formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property. Our share of the equity totaling approximately $5.9 million was funded through a loan (the “Partner Loan”) from our joint venture partner. The Partner Loan, which had a balance of $5.9 million, which was repaid in full when we sold our interest in the joint venture to our joint venture partner in February 2023, bore interest at 7.0% and was prepayable any time within its four year term.  See also Note 14 – Investments in Unconsolidated Joint Ventures.

Principal Maturities

Combined aggregate principal maturities of our loans, Corporate Credit Facility and secured line of credit as of December 31, 2023, excluding extension options, were as follows (dollars in thousands):

Year of Maturity	Principal

2024	$247,503
2025	—
2026	—
2027	—
2028	—
247,503
Less: deferred finance costs, net	(334)
Total loans, corporate credit facility and secured line of credit, net	$247,169

The maturity dates of the loans and the Corporate Credit Facility have been extended as per the terms of the February 14, 2024 closing of the transactions as contemplated by the Stock Purchase Agreement (see Note 15 – Subsequent Events for additional information).

Interest Expense, net

Consolidated interest expense, net includes the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021

Interest expense	$29,918	$20,616	$21,238
Interest capitalized	(689)	(4,915)	(13,314)
Interest income	—	—	(2)
Interest expense, net	$29,229	$15,701	$7,922

NOTE 12 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of December 31, 2023 and 2022, there were 44,965,083 shares and 43,448,384 shares of common stock issued, respectively, and 38,199,386 shares and 36,907,862 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the CCF Lender (see Note 11 – Loans Payable and Secured Line of Credit – Corporate Credit Facility) (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock. In December 2020, the Company entered into an amendment to the Warrant Agreement, pursuant to which the exercise price of the warrants was amended from $6.50 per share to $4.50 per share.  In connection with the Company’s private placement in October 2021, the exercise price of the warrants was further reduced to $4.31 per share.

In connection with the June 2023 amendment to the CCF (See Note 11 – Loans Payable and Secured Line of Credit), the parties entered into an amendment to the Warrant Agreement, pursuant to which the number of shares of common stock purchasable under the Warrants was reduced by 750,000 shares, and the Company issued 750,000 shares of common stock to the CCF Lender.

As of December 31, 2023, 6,429,000 warrants were outstanding.  The Warrants had no value at December 31, 2023 and were valued at approximately $76,000 at December 31, 2022.  The unrealized gain of $73,000 and $1.1 million from the change in fair value of the Warrants during the year ended December 31, 2023 and 2022, respectively, was recorded in the consolidated statements of operations and comprehensive loss.

The Warrant Agreement was terminated as part of the Recapitalization Transactions that closed on February 14, 2024. See Note 15 – Subsequent Events.

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

NOTE 13 – STOCK-BASED COMPENSATION

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares, in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares and in June 2023, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares. Our SIP activity as of December 31, 2023 and 2022 was as follows:

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	1,057,824	-	1,569,449	-
Additional shares approved by stockholders	2,000,000	-	—	-
Granted to employees	(381,760)	$0.68	(333,500)	$1.84
Granted to non-employee directors	(253,937)	$0.49	(86,408)	$1.25
Deferred under non-employee director's deferral program	(380,484)	$0.50	(152,217)	$1.25
Forfeitures by former employees	—	-	60,500	$1.68
Balance available, end of period	2,041,643	-	1,057,824	-

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

During the year ended December 31, 2023, we granted 381,760 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. Approximately $181,000 in stock-based compensation expense related to these shares was amortized during the year ended December 31, 2023, of which approximately $1,000 was capitalized into residential condominium units for sale with the remaining net amount recognized in the consolidated statement of operations and comprehensive loss.

Total stock-based compensation for the years ended December 31, 2023, 2022 and 2021 totaled $367,000, $507,000 and $604,000,  respectively, of which approximate $2,000, $44,000 and $127,000, respectively, was  capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	527,999	$1.80	551,083	$2.14
Granted RSUs	381,760	$0.68	333,500	$1.84
Vested	(362,176)	$1.49	(296,084)	$2.22
Forfeited by former employees	—	$—	(60,500)	$1.68
Non-vested at end of period	547,583	$1.16	527,999	$1.80

As of December 31, 2023, there was approximately $124,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2025.

During the year ended December 31, 2023, we issued 548,221 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 260,634 shares to provide for the employees’ withholding tax liabilities.

During the year ended December 31, 2023, we issued 253,937 shares of common stock to non-employee directors who received a portion of their annual compensation in shares of the Company’s common stock.

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

As of December 31, 2023 and 2022 a total of 817,614 and 437,170 stock units, respectively, have been deferred under the Deferral Program.

NOTE 14 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Prior to April 2022, we owned a 50% interest in a joint venture (the “Berkley JV”) formed to acquire and operate The Berkley, a 95-unit multi-family property.  In December 2016, the Berkley JV closed on the acquisition of The Berkley for a purchase price of $68.885 million. On February 28, 2020, in connection with a refinancing, the Berkley JV entered into a new 7-year, $33.0 million loan (the “New Berkley Loan”) which bore interest at a fixed rate of 2.717% and was interest only during the initial five years.  We and our joint venture partner were joint and several recourse carve-out guarantors under the New Berkley Loan.  The Berkley JV sold The Berkley in April 2022 for a sale price of $70.8 million. In connection with the sale of the property, the Berkley JV recognized a gain on sale of approximately $9.0 million as well as a gain of $2.0 million upon settlement of the underlying interest rate swap.

Prior to February 2023, we owned a 10% interest in the 250 North 10th JV formed to acquire and operate 250 North 10th, a 234-unit apartment building in Williamsburg, Brooklyn, New York.  On January 15, 2020, the 250 North 10th JV closed on the acquisition of the property for a purchase price of $137.75 million, of which $82.75 million was financed through a 15-year mortgage loan (the “250 North 10th Note”) secured by 250 North 10th and the balance was paid in cash. The non-recourse 250 North 10th Note bore interest at 3.39% for the duration of the loan term and had covenants, defaults and a non-recourse carve out guaranty executed by us.  Our share of the equity totaling approximately $5.9 million was funded through the Partner Loan from our joint venture partner. See Note 11 - Loans Payable and Secured Line of Credit – Note Payable (250 North 10th Note) for additional information.  We earned an acquisition fee at closing and were entitled to ongoing asset management fees and a promote upon the achievement of certain performance hurdles.  We sold our interest in this joint venture to our joint venture partner in February 2023 resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan and release from the mortgage guaranty, and we realized a net gain on the sale of approximately $3.1 million.

As we did not control the 250 North 10th JV or The Berkley JV, we accounted for these joint ventures under the equity method of accounting.  The combined balance sheets for the unconsolidated joint ventures at December 31, 2023 and 2022 are as follows (in thousands)

	December 31,	December 31,
	2023	2022

ASSETS

Real estate, net	$—	$113,571
Cash and cash equivalents	—	1,345
Restricted cash	—	731
Tenant and other receivables, net	—	197
Prepaid expenses and other assets, net	—	2,185
Intangible assets, net	—	9,047
Total assets	$—	$127,076

LIABILITIES

Mortgages payable, net	$—	$80,495
Accounts payable and accrued expenses	—	1,507
Total liabilities	—	82,002

MEMBERS’ EQUITY

Members’ equity	—	48,677
Accumulated deficit	—	(3,603)
Total members’ equity	—	45,074

Total liabilities and members’ equity	$—	$127,076

Our investments in unconsolidated joint ventures	$—	$4,386

The combined statements of operations for the unconsolidated joint ventures through the date of sale for the years ended December 31, 2023, 2022, and 2021 are as follows (dollars in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021

Revenues
Rental revenues	$1,788	$11,383	$12,679

Total revenues	1,788	11,383	12,679

Operating Expenses
Property operating expenses	563	3,596	4,065
Real estate taxes	10	72	100
Amortization	299	1,974	2,479
Depreciation	437	3,032	3,937

Total operating expenses	1,309	8,674	10,581

Gain on sale of real estate	—	8,981	—

Operating income	479	11,690	2,098

Gain on sale of interest rate swap	—	2,005	—
Interest expense	(483)	(3,138)	(3,806)
Interest expense - amortization of deferred finance costs	(31)	(221)	(289)
Interest income (expense) - change in fair market value of interest rate swap	—	153	(153)

Net (loss) income	$(35)	$10,489	$(2,150)

Our equity in net (loss) income from unconsolidated joint ventures	$(4)	$5,294	$(555)

NOTE 15 – SUBSEQUENT EVENTS

Recapitalization Transactions

The Company entered into a Stock Purchase Agreement, dated as of January 5, 2024 (as amended, the “Stock Purchase Agreement”), with TPHS Lender LLC, the lender under the CCF (the “Company Investor”) and TPHS Investor LLC, an affiliate of Company Investor (the “JV Investor”, and together with the Company Investor, the “Investor”), pursuant to which the Company Investor would acquire 25,112,245 shares of common stock of the Company (the “Investor Shares”) in accordance with the terms and conditions of the Stock Purchase Agreement.

On February 14, 2024, in connection with the closing of Recapitalization Transactions, which resulted in the removal of substantial doubt for the entities to continue as a going concern, the Company Investor acquired the Investor Shares and the applicable parties entered into the following agreements, collectively, the Recapitalization Transactions:

●	the Company and the JV Investor entered into an amended and restated limited liability company operating agreement (the “JV Operating Agreement”) of TPHGreenwich Holdings LLC (“TPHGreenwich”), pursuant to which the JV Investor was appointed the initial manager of, and acquired a five percent (5%) interest in, TPHGreenwich, which JV will continue to own, indirectly, all of the real property assets and liabilities of the Company;

●	TPHGreenwich and a newly formed subsidiary of the Company (the “TPH Manager”) entered into an asset management agreement (the “Asset Management Agreement”), pursuant to which TPHGreenwich hired the TPH Manager to act as initial asset manager for TPHGreenwich for an annual management fee;

●	the Company entered into the Borrower Assignment and Assumption Agreement (the “Borrower Assignment and Assumption Agreement”), pursuant to which the Company assigned all of its rights, interests, duties, obligations and liabilities in, to and under the CCF and each other document and instrument related to the CCF to TPHGreenwich. In connection with the Borrower Assignment and Assumption Agreement, the Company also entered into an agreement, pursuant to which the Company agreed to pledge all of its membership interests in TPHGreenwich to Mount Street US (Georgia) LLP (“Mount Street”), the administrative agent under the Amended and Restated CCF (defined below);

●	TPHGreenwich entered into an Amended and Restated Credit Agreement, among TPHGreenwich, as borrower, certain subsidiaries of TPHGreenwich party thereto, as guarantors, the Company Investor, as lender and Mount Street, as administrative agent (the “Amended and Restated CCF”), pursuant to which the CCF was amended and restated in its entirety in order to, among other things, (i) release certain subsidiaries of the Company that were guarantors under the CCF from their guarantee obligations thereunder, (ii) extend the maturity date to June 30, 2026, and (iii) cause TPHGreenwich to incur an advance of $272,609;

●	the 77G Mortgage Borrower entered into a third amendment to the 77G Mortgage Loan Agreement with MPF Greenwich Lender LLC (as successor-in-interest to Macquarie PF Inc.), as lender, and certain entities affiliated with the Investor, as supplemental guarantors (the “MLA Amendment”), which, among other things, provides that (i) the original building loan will be reduced to $125,347,878, (ii) an additional project loan will be made in the amount of $2,850,000, (iii) the completion date will be extended to December 31, 2024, (iv) the maturity date will be extended to October 23, 2025 with an option to extend for one year and (v) TPHGreenwich Mezz LLC, the direct parent entity of 77G Mortgage Borrower, will enter into a new pledge agreement pursuant to which it will pledge 100% of its membership interests in 77G Mortgage Borrower. The MLA Amendment further provides that the existing completion guaranty and interest and carry guaranty by the Company, as original guarantor, are terminated, and that the existing Recourse Guaranty and Environmental Indemnification Agreement by the Company, as original guarantor, are only in full force and effect with respect to matters arising prior to the execution of the MLA Amendment;

●	the 77G Mezz Borrower entered into the second amendment to the 77G Mezzanine Loan Agreement, which provides for, among other things: the (i) termination of the pledge by TPHGreenwich Mezz LLC of 100% of its membership interests in the 77G Mortgage Borrower, (ii) extension of the completion date to December 31, 2024, (iii) the extension of the maturity date to October 23, 2025 with an additional option to extend for 1 year and (iv) termination of the completion guaranty, carry guaranty and equity funding guaranty by the Company, as original guarantor; and that the Recourse Guaranty and Environmental Indemnification Agreement by the Company, as original guarantor, are only in full force and effect with respect to matters arising prior to the execution of the second amendment;

●	the 237 11th Senior Loan Borrower entered into a fourth amendment to the 237 11th Senior Loan with certain affiliates of the Investor as supplemental guarantors and Natixis, New York Branch, as lender and agent and (ii) the 237 11th Mezz Borrower entered into a fourth amendment to the 237 11th Mezz Loan with certain affiliates of the Investor as supplemental guarantors and Lexington 11th Street, LLC, as lender, which each provided, among other things, that the respective Completion Guaranty by the Company as original guarantor under each 237 11th Loan is terminated, and that the respective Recourse Guaranty by the Company as original guarantor under each 237 11th Loan is only in full force and effect with respect to matters arising prior to the date of the fourth amendment or matters authorized by the Company; and

●	the Company and the Company Investor entered into an agreement pursuant to which the Warrant Agreement was terminated in accordance with the terms of the Stock Purchase Agreement.

On March 27, 2024, the Company and the Investor agreed to extend the date by which the Company must complete the delisting of its common stock as provided in the Stock Purchase Agreement by thirty (30) days, such that the Company is now required to complete such delisting process by no later than April 29, 2024, which the Investor may agree to further extend in its sole discretion.

Amendment to Secured Line of Credit

On March 18, 2024, the Paramus Borrower entered into an amendment to the Secured Line of Credit, pursuant to which the maturity date was extended to October 15, 2024, with an option to further extend to April 15, 2025. As part of the amendment, the Company re-affirmed its guaranty under the Secured Line of Credit.

Other than as disclosed above and elsewhere in these consolidated financial statements, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

(dollars in thousands)

		Initial Cost					Amounts at which Carried at December 31, 2023
				Building,	Cost	Building,			Building,
				Building and	Capitalized	Building and			Building and			Date of
		Land and	Real Estate	Tenant	Subsequent	Tenant		Real Estate	Tenant			Acquisition
Property		Land	Under	Improvements	to	Improvements		Under	Improvements		Accumulated	(A) / Construction
Description	Encumbrances	Improvements	Development	(1)	Acquisition	(1)	Land	Development	(1)	Total	Depreciation	(C)

Brooklyn, New York	60,000	27,939	—	42,177	—	420	27,939	—	42,597	70,536	9,120	2018 (A) / 2017(C)

Paramus, NJ	11,750	908	—	3,647	—	6,136	908	—	9,783	10,691	9,783	1980 (A) / 1984(C)

	$71,750	$28,847	$—	$45,824	$—	$6,556	$28,847	$—	$52,380	$81,227	$18,903
(1)	Depreciation on buildings and improvements reflected in the consolidated statements of operations and comprehensive loss is calculated on the straight-line basis over estimated useful lives of 10 to 39 years.

(a) Reconciliation of Total Real Estate Properties:

The following table reconciles the activity for the real estate properties for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Balance at beginning of period	$81,056	$80,963
Additions	171	93
Balance at end of period	$81,227	$81,056

The aggregate cost of land, building and improvements, before depreciation, for federal income tax purposes at December 31, 2023 and 2022 was $81.0 million (unaudited) and $81.0 million (unaudited), respectively.

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation for the periods reported (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Balance at beginning of period	$16,405	$13,629
Depreciation related to real estate	2,498	2,776
Balance at end of period	$18,903	$16,405