Form 10-K/A
period 2023-12-31
Trinity Place Holdings Inc.
filed 2024-04-29
CIK 724742

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

Yes ⌧ No ◻

As of April 29, 2024, there were 64,046,473 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K Index

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of Trinity Place Holdings Inc. (the “Company”) for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 29, 2024 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

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

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Set forth below is certain information with respect to our current directors as of April 29, 2024.

Class I Directors Elected by Holders of Common Stock (term expiring in 2025)

Name of Director	Age	Business Experience and Other Information
Matthew Messinger	52	Mr. Messinger has been our President and CEO since 2013 and has served as a director of the Company since 2016.

Qualifications and Skills:  Prior to   joining   the   Company, Mr. Messinger served as the Executive Vice President and Director of Investment Management at Forest City Ratner Companies (“FCRC”), a wholly owned subsidiary of Forest City Enterprises (“FCE”), where he served for more than 18 years. In this role, Mr. Messinger led the New York Investment Committee of FCRC and served on the Investment Committee and Executive Management Committee of FCE. Mr. Messinger brings extensive development, asset management, finance, strategic planning and tax credit structuring experience across a wide range of asset classes including retail, hotel, residential, office, arena and professional sports teams. Mr. Messinger is a graduate of Wesleyan University in Connecticut. He currently serves as chair of the board and on the finance and the real estate committees of the Children’s Museum of Manhattan, and he is a member or past member of the Real Estate Board of New York (REBNY), the International Council of Shopping Centers (ICSC), Urban Land Institute (ULI), the Low Income Housing Tax Credit Coalition, the New Markets Tax Credit Coalition, and the New York Hospitality Council.

Keith Pattiz	71	Mr. Pattiz has served as a director of the Company since 2013. Mr. Pattiz is a partner in the law firm of McDermott Will & Emery LLP, where he serves as head of the real estate group.

Qualifications and Skills: Mr. Pattiz has extensive experience in a wide range of real estate matters, including commercial leasing, financing, sales and acquisitions, hotel transactions and real estate workout matters. He has provided legal representation to a variety of clients, including major residential, office, hotel and shopping center developers, hotel operators, lending institutions and U.S. and foreign investors. Mr. Pattiz has been recognized in the Best Lawyers in America, Super Lawyers and Chambers USA. In 2020, Mr. Pattiz was recognized by the New York Law Journal as one of its New York Trailblazers.

Class II Directors Elected by Holders of Common Stock (term expiring in 2024)

Name of Director	Age	Business Experience and Other Information
Patrick J. Bartels, Jr.	48

Mr. Bartels has served as a director of the Company since April 2023.  Mr. Bartels currently serves as the Managing Member of Redan Advisors LLC. Mr. Bartels also currently serves on the board of directors of  Marblegate Acquisition Corp. (Nasdaq: GATEU), Pyxus

Name of Director	Age	Business Experience and Other Information

International, Inc. (OTC Pink: PYX) and View, Inc. (OTCMKTS: VIEWQ), as well as several private companies.  Mr. Bartels previously served on the board of directors of Arch Resources, Inc. (NYSE: ARCH),  AgileThought (Nasdaq: AGIL), Noble Corporation (NYSE: NE), Centric Brands Inc. (Nasdaq: CTRC), Grizzly Energy, LLC, f/k/a Vanguard Natural Resources, Inc. (NYSE: VNRR), WCI Communities, Inc. (NYSE: WCIC), B. Riley Principal Merger Corp. (NYSE: BRPM) and B. Riley Principal Merger Corp. II (NYSE: BRPM).  Mr. Bartels was previously a Managing Principal of Monarch Alternative Capital LP in New York, a private investment firm that focuses primarily on distressed companies. Prior to joining Monarch Alternative Capital LP, Mr. Bartels was a high-yield investments analyst at Invesco Ltd. He began his career at PricewaterhouseCoopers LLP, where he was a certified public accountant. Mr. Bartels was originally appointed by the lender in accordance with its independent director appointment right under the corporate credit facility.

Qualifications and Skills: Mr. Bartels is a senior investment professional with 20 years of experience. His professional experience includes investing in complex financial situations, process intensive situations and corporate restructurings in a broad universe of industries. Mr. Bartels has served as a director on numerous public and private boards of directors with an extensive track record of driving value added returns for all stakeholders through mergers and acquisitions, corporate finance, capital markets, governance, incentive alignment, talent evaluation, cost rationalization and liability management transactions.  He has also led creditors’ committees.  Mr. Bartels contributes to the mix of experience and qualifications the Board seeks to maintain primarily through strategic planning, finance and capital markets and executive management oversight experience. Mr. Bartels has other board experience, including serving on audit, nominating/governance and compensation committees. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. He also holds the Chartered Financial Analyst designation.

Name of Director	Age	Business Experience and Other Information
Jeffrey B. Citrin	66

Mr. Citrin has served as a director of the Company since 2018.  Mr. Citrin is the Co-Founder and Executive Chairman of Temerity Strategic Partners, a private investment firm he co-founded in 2023.  Mr. Citrin currently serves as Managing Principal of Hectad Strategic Partners, a private investment firm he founded in 2021. Prior to founding Hectad Strategic Partners, Mr. Citrin served as Chairman/Senior Advisor of Square Mile Capital Management LLC, a private institutionally backed New York-based investment firm which focuses on real estate and real estate related opportunities, which Mr. Citrin founded in 2006. Mr. Citrin served as Square Mile’s Co-Managing Principal until July 2017. Prior to founding Square Mile, Mr. Citrin served as President of Blackacre Capital Management LLC which he cofounded in 1994. Blackacre (now Cerberus Institutional Real Estate) is the dedicated real estate arm of global investment firm Cerberus Capital Management LP. Prior to cofounding Blackacre, Mr. Citrin was a Managing Director at Oppenheimer & Co. Inc. where he served as head of the firm’s Commercial Mortgage Investment Unit through which Oppenheimer conducted its commercial mortgage and real estate principal activities. From 1991 through 1993, Mr. Citrin served as a Vice President at First Boston (now Credit Suisse) where he was a founding member of the firm’s Real Estate Principal Group, and from 1986 through 1991 Mr. Citrin was a Vice President in the Real Estate Investment Banking Unit of Chemical Bank (now JP Morgan Chase). From 1983 through 1986, Mr. Citrin worked at the New York law firms of Proskauer Rose LLP and Kelley Drye & Warren LLP as an attorney in each firm’s respective real estate department.

Mr. Citrin currently serves as a Co-Chairman of the Board of Overseers of the Hood Museum of Art, and as a member of the Board of Directors of Tanger Factory Outlet Centers, Inc. (NYSE: SKT), the Real Estate Roundtable, the Urban Land Institute and the Board of Advisors of the Hospital for Special Surgery.

Qualifications and Skills: Mr. Citrin has extensive experience in real estate investment and finance, with particular expertise in investment sourcing, structuring, asset management, workouts and capital formation.

Alexander C. Matina	47

Mr. Matina has served as a director of the Company since 2013 and is the Chairman of the Board. He is the Founder and Managing Member of LANECR Consulting, which consults with family offices on investments and strategy as well as provides directors for various boards.  Formerly, he was the Portfolio Manager of MFP Investors, LLC, the family office of Michael F. Price, which had a value-investing focus across public and private markets. Mr. Matina also serves as a director of S&W Seed Company, a publicly traded agricultural company and Nu Ride, a publicly traded, post-reorganization company.  He is also a director of TGI Fridays, a private casual dining company as well as Crowheart Energy LLC, a private energy company with assets in Wyoming.

Name of Director	Age	Business Experience and Other Information

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

Class II Director Elected by Holder of Special Stock (term expiring in 2024)

Name of Director	Age	Business Experience and Other Information
Joanne M. Minieri	63

Ms. Minieri has served as a director of the Company since 2013. Ms. Minieri serves as the “Special Stock Director”, who is elected by the holder of the special stock pursuant to our Certificate of Incorporation. She was appointed by Third Avenue, the holder of the special stock and a major investor in the Company, but is not affiliated with Third Avenue. Ms. Minieri is currently the Managing Member of JONEE 1212, LLC, a consulting firm formed in 2024 to provide services including, transaction strategies and analysis, organizational structuring, resource management and public private partnership strategies.  She previously served as a Senior Executive Vice President of RXR Realty.  She is currently the Senior Managing Director of Transit Oriented Development for the NY Metro Region and serves as a member of the board of directors and audit committee of Virtu Financial, Inc., a public company listed on NASDAQ.

Qualifications and Skills: Ms. Minieri has extensive experience in real estate development, as well as a deep knowledge of accounting, particularly in the field of real estate. Prior to her position with RXR, Ms. Minieri served as the Deputy County Executive and Commissioner of Economic Development and Planning for Suffolk County from April 2012 until July 2016. Previously, Ms. Minieri served as President and Chief Operating Officer of Forest City Ratner Companies (FCRC), a wholly owned subsidiary of Forest City Enterprises. She originally joined FCRC as its Chief Financial Officer in 1995, and was promoted to Executive Vice President and Chief Operating Officer in 1998 and to President and Chief Operating Officer in 2007. Ms. Minieri is a certified public accountant.

Executive Officers

Information Regarding Executive Officers

Set forth below is certain information with respect to our current executive officers as of April 29, 2024.

Name	Age	Business Experience and Other Information
Matthew Messinger President and Chief Executive Officer	52	See Information Regarding Directors above.

Name	Age	Business Experience and Other Information
Steven Kahn Chief Financial Officer	57	Mr. Kahn has been our Chief Financial Officer since 2015.

Qualifications and Skills: Prior to joining the Company, Mr. Kahn served as the Chief Financial Officer and Treasurer of United Realty Trust Incorporated, a public non-traded real estate investment trust, or REIT, from 2014 to 2015; and as SVP Director of Financial Reporting and Tax at SL Green Realty Corp (NYSE:SLG), a listed REIT, from 1999 to 2013. Mr. Kahn served as a senior manager at PricewaterhouseCoopers, LLP, specializing in real estate, from January 1998 through November 1999 and in a similar capacity at Deloitte & Touche LLP from 1989 through January 1998. Mr. Kahn is a certified public accountant.

Richard G. Pyontek Chief Accounting Officer, Treasurer and Secretary	56

Mr. Pyontek has been our Chief Accounting Officer since 2015. Mr. Pyontek served as Chief Financial Officer of the Company from 2012 until 2015. Mr. Pyontek served as Director of Accounting and Reporting for the Company from 2011 until his election as Chief Financial Officer.

Qualifications and Skills: Before joining Syms Corp., our predecessor, in 2011, Mr. Pyontek served as Director of Accounting and Reporting at Ashley Stewart, Inc., a women’s clothing retailer, during the time of its bankruptcy filing and turnaround from 2009 to 2011; as Controller at The Vitamin Shoppe, a retailer of health and nutrition supplements, from 2005 to 2008; and as Director of Finance at Party City Corporation, a retailer of party supplies and gifts, from 2003 to 2005. Earlier in his career, Mr. Pyontek held senior accounting and reporting roles at Linens ‘n Things and at KPMG LLP. Mr. Pyontek is a certified public accountant.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. The directors, executive officers and greater than 10% common stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and representations from certain reporting persons, we believe that during the year ended December 31, 2023 all filing requirements were satisfied.

Code of Ethics

We maintain a code of ethics applicable to our principal executive officer and senior financial and professional personnel, including our principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.trinityplaceholdings.com under the Investor Relations tab. In the event we have any amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

Director Nomination Process

The Board of Directors is responsible for nominating members for election to the Board of Directors and for filling vacancies on the Board of Directors that may occur between annual meetings of stockholders.  The Nominating and

Corporate Governance Committee is responsible for identifying, screening and recommending candidates to the Board of Directors for Board membership. When formulating its Board of Directors membership recommendations, the Nominating and Corporate Governance Committee may also consider advice and recommendations from others, including stockholders, as it deems appropriate.

Under the Nominating and Corporate Governance Committee charter, the Nominating and Corporate Governance Committee will develop criteria for evaluating prospective candidates to the Board and committees, including any specific minimum qualifications and any specific qualities or skills necessary for one or more directors to possess. Among such other criteria as the Nominating and Corporate Governance Committee may from time to time determine appropriate, when the Nominating  and  Corporate  Governance Committee determine that expansion of the Board or replacement of a director, or the establishment or expansion of a committee, or replacement of a committee member, is necessary or appropriate, the Nominating and Corporate Governance Committee will conduct candidate interviews, which may be with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues and other matters of relevance to the Board or applicable committee, and the willingness and ability of the candidate to engage in meaningful and constructive discussion regarding Company issues. While diversity may contribute to this overall evaluation, it is not considered by the Nominating and Corporate Governance Committee as a separate or independent factor in identifying nominees for director.

We may identify candidates through recommendations made by directors, senior management or other third parties. The Nominating and Corporate Governance Committee will consider director candidates recommended to the Board by stockholders during such times as we are actively considering appointing new directors. Candidates recommended by stockholders will be evaluated based on the same criteria described above.

The Nominating and Corporate Governance Committee will recommend those individuals that they determine should be nominees for election or re-election to the Board at the annual meeting of stockholders or, if applicable, at a special meeting of stockholders, or otherwise appointed to the Board or any committee thereof. Stockholders desiring to suggest a candidate for consideration by the Nominating and Corporate Governance Committee must do so in accordance with our bylaws and the securities laws, and should send a letter to the attention of the Secretary of the Company, at our principal executive offices, 340 Madison Avenue, Suite 3C, New York, New York 10173, and include: (a) a statement that the writer is a stockholder (providing evidence if the person’s shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be a director, including but not limited to an evaluation of the factors discussed above which the Board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing stockholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected. Because of our small size and the limited need to seek additional directors, there is no assurance that all stockholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by us or the Nominating and Corporate Governance Committee, and no undertaking to do so is implied by the willingness to consider candidates proposed by stockholders.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee are Joanne Minieri (Chair), Jeffrey Citrin, and Patrick Bartels.  Alan Cohen served on the Audit Committee until his resignation on April 26, 2024.  Each of the current members of the Audit Committee meets the criteria for independence set forth in Rule 10A-3 under the Exchange Act and satisfies the other Audit Committee membership requirements specified in Section 803B of the NYSE American Company Guide. The Board has determined that each of Ms. Minieri and Mr. Bartels is an “audit committee financial expert,” as that term is used in Item 407 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Item 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to our named executive officers, for all services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2023 and 2022:

	Fiscal			Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Award (1)	Compensation		Total

Matthew Messinger	2023	$750,000	$340,000	$162,800	$15,304	(2)	$1,268,104
President and Chief Executive	2022	$750,000	$300,000	$404,800	$14,048	(3)	$1,468,848

Steven Kahn	2023	$340,000	$55,000	$33,300	$15,856	(4)	$444,156
Chief Financial Officer	2022	$340,000	$45,000	$55,200	$14,528	(5)	$454,728

Richard G. Pyontek	2023	$180,000	$38,000	$8,880	$10,518	(6)	$237,398
Chief Accounting Officer, Treasurer and Secretary	2022	$172,500	$37,500	$14,720	$9,350	(7)	$234,070
(1)

The amount reflected in the table represents the aggregate grant date fair value of stock awards granted and calculated in accordance with FASB ASC Topic 718. The annual stock awards approved by the Compensation Committee are generally granted in January of each fiscal year. The grant date of the stock awards included in this column were January 3, 2023 and January 3, 2022. On January 3, 2023, the Compensation Committee approved the grant of an award of 220,000 RSUs to Mr. Messinger, 45,000 RSUs to Mr. Kahn and 12,000 RSUs to Mr. Pyontek. On January 3, 2022, the Compensation Committee approved the grant of an award of 220,000 RSUs to Mr. Messinger, 30,000 RSUs to Mr. Kahn and 8,000 RSUs to Mr. Pyontek.  For additional information on the valuation assumptions refer to Note 12, “Stock-Based Compensation” of the Company’s financial statements in the Annual Report on Form 10-K  for the fiscal year ended December 31, 2023 and Note 12, “Stock-Based Compensation” of the Company’s financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as applicable.

(2)	The amount shown includes $2,104 for life insurance premiums and $13,200 for 401(k) plan matching contributions.
(3)	The amount shown includes $1,848 for life insurance premiums and $12,200 for 401(k) plan matching contributions.
(4)	The amount shown includes $2,656 for life insurance premiums and $13,200 for 401(k) plan matching contributions.
(5)	The amount shown includes $2,328 for life insurance premiums and $12,200 for 401(k) plan matching contributions.
(6)	The amount shown includes $3,318 for life insurance premiums and $7,200 for 401(k) plan matching contributions.
(7)	The amount shown includes $2,450 for life insurance premiums and $6,900 for 401(k) plan matching contributions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information relating to outstanding equity awards for each named executive officer outstanding as of December 31, 2023:

Named Executive Officer	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(4)
Matthew Messinger	433,333	(1)	$47,667
Steven Kahn	60,000	(2)	$6,600
Richard Pyontek	16,000	(3)	$1,760
(1)	Includes 66,666, 146,667 and 220,000 shares underlying RSU grants dated as of January 4, 2021, January 3, 2022 and January 3, 2023, respectively.

The vesting dates of the outstanding RSU awards granted to Mr. Messinger are as follows, subject to the terms of his employment agreement and the applicable RSU agreement:

Vesting Date	Number of RSUs
January 1, 2024	213,332
January 1, 2025	146,667
January 1, 2026	73,334

(2)

Granted pursuant to RSU agreements dated as of January 3, 2022 and January 3, 2023. The vesting dates of the outstanding RSU awards granted to Mr. Kahn are as follows, subject to the terms of the applicable RSU agreement: 37,500 and 22,500 underlying RSU awards vesting on January 1, 2024 and January 1, 2025, respectively.

(3)

Granted pursuant to RSU agreements dated as of January 3, 2022 and January 3, 2023. The vesting dates of the outstanding RSU awards granted to Mr.  Pyontek are as follows, subject to the terms of the applicable RSU agreement: 10,000 and 6,000 underlying RSU awards vesting on January 1, 2024 and January 1, 2025, respectively.

(4)	Calculated based on $0.11 per share, which was the closing market price per share of our common stock as reported on the NYSE American on December 29, 2023.

Executive Compensation in Context

Matthew Messinger, President and Chief Executive Officer

On October 1, 2013, the Company entered into an employment agreement with Matthew Messinger, as amended on September 11, 2015, to serve as President and Chief Executive Officer of the Company. With a view towards aligning the CEO’s interests with those of the Company’s creditors, Mr. Messinger’s compensation in his employment agreement was structured to ensure cash conservation for the Company by providing the majority of his compensation in the form of equity awards.

Mr. Messinger’s employment agreement provides that in the event his employment is terminated by the Company other than for cause, death or disability or if Mr. Messinger terminates his employment for good reason (as such terms are defined in the employment agreement), subject to his execution of a release of claims, he would be entitled to the following: (i) a lump sum payment equal to (1) the number of full twelve month periods Mr. Messinger was employed multiplied by (2) the sum of (x) six months base salary and (y) 50% of the average bonus paid to Mr. Messinger for the three calendar years prior to the date of termination, subject to a minimum and a maximum amount of $350,000 and $2,800,000, respectively, (ii) acceleration of vesting of any unvested RSU award and any other equity awards that have been granted as of the date of termination, and (iii) payment of an amount equal to the monthly premium for COBRA continuation coverage under our health, dental and vision plans for eighteen (18) months. In the event that Mr. Messinger’s employment terminates due to his death or disability, the portion of any outstanding RSU awards that would have vested during the 24-month period immediately following the termination of employment, will become vested as of the date of termination of employment.

As previously disclosed, on March 18, 2024, Mr. Messinger delivered written notice to the Board of the occurrence of events which he maintained constitute “good reason” for termination in accordance with his employment agreement with the Company.  The parties have been and remain in active discussions regarding the terms of Mr. Messinger’s continued employment by the Company.

Steven Kahn, Chief Financial Officer

On September 16, 2015, the Company entered into an employment agreement with Steven Kahn to serve as Chief Financial Officer of the Company, effective as of September 21, 2015. Mr. Kahn’s employment agreement provides that in the event Mr. Kahn’s employment is terminated by the Company without cause (as defined in his employment agreement), the portion of any RSUs that would have vested on the vesting date immediately following such termination shall vest. In the event Mr. Kahn’s employment is terminated by the Company without cause within six months following a change of control of the Company (as  defined in his RSU agreements), all of the unvested RSUs will immediately vest. If Mr. Kahn’s employment is terminated by the Company without cause (as reasonably determined by the Company), the Company will pay Mr. Kahn a minimum severance amount equal to the product of his weekly salary multiplied by 12.

Richard Pyontek, Chief Accounting Officer, Treasurer and Secretary

On June 24, 2011, our predecessor Syms Corp. entered into an offer letter with Richard Pyontek, who has served with the Company and its predecessor since the period prior to the bankruptcy proceedings. In the event Mr. Pyontek’s employment is terminated by the Company without cause (as defined in his RSU agreements), all of his unvested RSUs will vest immediately. In accordance with his offer letter, Mr. Pyontek is entitled to severance equal to three months base salary should his employment be terminated without cause due to the sale of the Company.

Stock Ownership Guidelines for Officers

In view of the recapitalization transactions contemplated by the Stock Purchase Agreement, dated as of January 5, 2024, as amended, between the Company, TPHS Lender LLC, the lender under the Company’s corporate credit facility (the “Company Investor”) and TPHS Investor LLC, an affiliate of the Company Investor, that were consummated on February 14, 2024 (the “Recapitalization Transactions”), and the Company’s current business and plans, including exploring potential strategic partners, the Board has determined it is prudent to suspend the Company’s stock ownership guidelines.

Anti-Hedging Policy; Anti-Pledging Policy

The Company’s insider trading policy prohibits transactions designed to limit or eliminate economic risks to our named executive officers from owning the Company’s common stock, such as transactions involving options, puts, calls, or other derivative securities tied to the Company’s common stock. Our insider trading policy also prohibits the pledging of Company stock, including use as collateral for a margin loan, by directors, officers, employees, and consultants of the Company and its subsidiaries.

Clawback Policy

In 2023, the Board adopted a clawback policy effective as of October 2, 2023 that provides for the recovery of all erroneously awarded compensation received by an executive officer in the event of an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, as required under Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act and the NYSE American listing standards.

Director Compensation

The Board has adopted the following director compensation program for its non-employee directors, comprised of (i) annual retainer fees and (ii) chair and committee membership fees. With respect to both annual retainer fees and chair/committee fees, two-thirds are paid in cash and one-third is paid in shares of common stock.

Annual Retainer Fees

●	$53,333 in cash; and
●	$26,667 in shares of our common stock.

Chair and Committee Membership Fees

	Chair	Member
	($)	($)
Board of Directors	$15,000	—
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating & Corporate Governance Committee	$8,000	$4,000
Transaction Committee	$11,500	$7,500

All compensation, including cash and shares, is payable on a quarterly basis in arrears, on the first business day of the next succeeding fiscal quarter. With respect to the equity portion of the fees, the grant date is the first business day of the next succeeding fiscal quarter, and the valuation for such grants is the closing price on the last trading day of the prior quarter.

Directors may elect to receive shares of the Company’s common stock in lieu of all of the cash portion of their fees; provided, that such election is made prior to January 1 of the applicable year. Once made, an election will be in effect for succeeding years, unless changed by the director.

Directors do not receive any additional compensation for attending board meetings or board committee meetings. All non-employee members of the Board of Directors are reimbursed for reasonable out-of-pocket costs and expenses incurred in attending meetings of the Board of Directors and its committees.

Directors may elect to defer all, but not less than all, of the equity portion of their annual retainers and chair and committee fees until such time as the director leaves the Board in accordance with our Non-Employee Directors’ Deferral Program (the “Deferral Plan”) on an annual basis. In such case, the director will have a fully vested right to receive the deferred shares at the time that the director ceases to serve as a director. Directors will receive dividend equivalents with respect to the deferred shares, meaning that the directors will receive the right to receive additional shares in lieu of any dividend that would have been paid had the shares not been deferred, based on the stock price at the time the dividends are paid to stockholders. The additional deferred shares also will be paid at the same time the director ceases to serve as a director. As of December 31, 2023, the Company had not paid a dividend. As of December 31, 2023, a total of 817,614 shares have been deferred under the Deferral Plan.

Shares of common stock, whether or not deferred, are granted to non-employee directors pursuant to and in accordance with the provisions of the Stock Incentive Plan, and deferrals are made pursuant to the Deferral Plan.

Matthew Messinger, who is both a director and an employee of the Company, does not receive any of the compensation described above.

During the year ended December 31, 2023, our non-employee directors received total compensation as shown in the following table.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Patrick J. Bartels, Jr	$50,005	$24,995	$75,000
Jeffrey B. Citrin	$—	$95,000	$95,000
Alan Cohen	$67,007	$33,493	$100,500
Alexander C. Matina	$77,674	$38,826	$116,500
Joanne M. Minieri	$71,676	$35,824	$107,500
Keith Pattiz	$—	$95,500	$95,500

(1)	Based on the closing stock price on the day prior to the grant date.

The table below shows the aggregate number of stock awards granted to our non-employee directors for the year ended December 31, 2023.

Stock Awards (In Shares)(1)
Patrick J. Bartels, Jr	113,689
Jeffrey B. Citrin	373,558
Alan Cohen	131,800
Alexander C. Matina	152,670
Joanne M. Minieri	140,866
Keith Pattiz	375,523
(1)	Receipt of an aggregate of 749,081 shares was deferred under the Deferral Plan.

Stock Ownership Guidelines for Directors

In view of the Recapitalization Transactions and the Company’s current business and plans, including exploring potential strategic partners, the Board has determined it is prudent to suspend the Company’s stock ownership guidelines.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Owned by Certain Beneficial Owners, Directors, and Management

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of April 29, 2024 of (i) each person known to us to beneficially own more than 5% of our voting securities, (ii) each director and director nominee of the Company, (iii) each named executive officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise described in the notes below, to our knowledge, the beneficial owners have sole voting power and sole investment power with respect to all shares set forth opposite their respective names.

Ownership of Common Stock

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percent of Class(2)
Executive Officers and Directors
Matthew Messinger	2,168,617		3.4%
Steven Kahn	150,360		*
Richard G. Pyontek	39,055		*
Jeffrey B. Citrin	927,882	(3)	1.4%
Alexander C. Matina	345,226	(4)	*
Joanne M. Minieri	322,336		*
Keith Pattiz	803,492	(5)	*
Patrick J. Bartels, Jr.	173,200		*
All Executive Officers and Directors as a Group (8 Persons)	4,930,168	(6)	7.7%
Greater than 5% Stockholders
TPHS Lender LLC	25,862,245	(7)	40.4%
MFP Partners, L.P.	9,232,617	(8)	14.4%
Third Avenue Management LLC	4,109,472	(9)	6.4%

*	Represents less than 1% of the shares outstanding.
(1)	The business address of the individuals named in this table is c/o Trinity Place Holdings Inc., 340 Madison Avenue, Suite 3C, New York, New York 10173.
(2)	As of April 29, 2023, a total of 64,046,473 shares of common stock were outstanding.
(3)	Includes 781,617 shares of common stock issuable within 60 days of April 29, 2024 in accordance with the terms of the Company’s Deferral Plan.
(4)	Includes 22,270 shares of common stock issuable within 60 days of April 29, 2024 in accordance with the terms of the Company’s Deferral Plan.
(5)	Includes 786,858 shares of common stock issuable within 60 days of April 29, 2024 in accordance with the terms of the Company’s Deferral Plan.
(6)	Includes 1,590,745 shares of common stock issuable within 60 days of April 29, 2024.
(7)

This information is derived from a Schedule 13D filed with the SEC on February 22, 2024. Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC (“DKCM”) is the investment manager of the ultimate members of TPHS Lender, a Delaware limited liability company (“TPHS Lender”). DKCM is responsible for the voting and investment decisions of TPHS Lender.  DKCM acts as investment manager to TPHS Lender. DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Anthony A. Yoseloff, Conor Bastable, Shulamit Leviant, Morgan P. Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, Joshua D. Morris and Suzanne K. Gibbons. Mr. Anthony A. Yoseloff, through DKCM, is responsible for the voting and investment decisions relating to the securities held by TPHS Lender.  The address of the principal business office of each of the above persons is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

(8)

MFP Investors LLC is the general partner of MFP Partners, L.P.  Jennifer Cook Price is managing director of MFP Partners, L.P. and managing member and managing director of MFP Investors LLC.  Alexander C. Matina, a director of the Company, is a consultant to MFP Investors LLC. The address of MFP Partners, L.P. is 909 Third Avenue, 33rd Floor, New York, NY 10022.

(9)

Includes 4,109,472 shares of common stock held by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund. Third Avenue Management LLC is a registered investment advisor that acts as an adviser to clients including Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund.  Third Avenue Management LLC has sole voting and dispositive power over all of the shares. The chair of our audit committee, Joanne M. Minieri, was appointed to our Board of Directors by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund, but is not a representative of Third Avenue Management LLC, or Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund. The address of Third Avenue Management LLC is 675 Third Avenue, New York, NY 10017.

Ownership of Special Stock

The following table sets forth as of April 29, 2024, the name and address of the holder of the one share of our special stock:

Tittle of Class	Beneficial Owner	Number of Shares of Special Stock Beneficially Owned	Percent of Class
Special Stock	Third Avenue Trust, on	1	100%
	behalf of
	Third Avenue Real Estate
	Value Fund
	622 Third Avenue
	New York, NY 10017

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans, which consisted of our Stock Incentive Plan and individually negotiated awards pursuant to employment agreements as of December 31, 2023. Our Stock Incentive Plan and the employment agreements pursuant  to which the awards were issued were adopted and entered into, respectively, prior to the listing of our common stock on the NYSE American, and were not approved by our stockholders. To date, all awards have been issued in the form of RSUs.

	Number of Securities to be		Number of Securities Remaining Available for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)
Stock Incentive Plan	547,583	—	2,041,643
Individually negotiated awards(1)	52,015	—	—
Total	599,598	—	2,041,643
(1)	Consists of RSUs issued pursuant to the 2013 employment agreement, as amended in 2015, between the Company and Matthew Messinger.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written policy for the review and approval of any “related party transaction,”  which is defined under the policy as any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we or any of our subsidiaries are or will be a participant, the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, and one of our executive officers, directors, director nominees (or their respective immediate family members), 5% stockholders or an entity controlled by any of the foregoing or in which any of the foregoing is employed, has or will have a direct or indirect interest, other than the following:

●	Any employment by us of an executive officer of the Company or any of our subsidiaries if (i) the related compensation is reported in our proxy statement under Item 402 of Regulation S-K (generally applicable to “named executive officers”); or (ii) the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in our proxy statement under Item 402 of Regulation S-K if the executive officer was a “named executive officer,” and our compensation committee or comparable body approved (or recommended that the Board approve) such compensation.
●	Any compensation paid to a member of the Board if the compensation is reported in our proxy statement under Item 402 of Regulation S-K.
●	Any transaction with another company at which a related party’s only relationship is as (i) an employee other than an executive officer or director, (ii) a beneficial owner of less than 10%, together with his or her Immediate Family Members, of that company’s outstanding equity, or (iii) in the case of partnerships, a limited partner, if the limited partner, together with his or her immediate family members, has an interest of less than 10% and the limited partner does not hold another position in the partnership.
●	Any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related party’s only relationship is as an employee (other than an executive officer), if the aggregate amount involved does not exceed the greater of $100,000 or two percent of the charitable organization’s total revenues.
●	Any transaction where the related party’s interest arises solely from the ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis.
●	Indemnification and advancement of expenses made pursuant to our Certificate of Incorporation or Bylaws or pursuant to any agreement.

Any proposed related party transaction will be reviewed and, if deemed appropriate, approved by the Audit Committee. When practicable, the review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, if deemed appropriate, ratify the transaction. In either case, the Audit Committee will take into account, among other factors deemed appropriate, whether the transaction is on terms no less favorable than terms generally available to an unrelated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. The Board has also delegated to the Chair of the Audit Committee the authority to approve or ratify related party transactions, subject to reporting at the next Audit Committee meeting any such approval or ratification.

Transactions with Related Persons

There has been no transaction, and no transaction is currently proposed, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that each member of the Board, other than Mr. Messinger, is “independent” in accordance with Section 803A of the NYSE American Company Guide.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm for 2023 and 2022

The following is a summary of the fees billed to us by BDO USA, P.C. for professional services rendered for the years ended December 31, 2023 and 2022, respectively:

Fees Category	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fee	$341,800	$502,400
Audit Related Fees	15,000	32,500
Tax	30,000	28,300
All Other Fees	61,000	--
Total Fees	$447,800	$563,200

Audit Fees

BDO USA, P.C. billed aggregate fees and related expenses of $341,800 for professional services rendered for the audit of our financial statements for the year ended December 31, 2023, the quarterly reviews of the financial statements included in our Form 10-Qs and consultation related to Code Section 382 during this period.

BDO USA, P.C. billed aggregate fees and related expenses of $502,400 for professional services rendered for the audit of our financial statements for the year ended December 31, 2022, the quarterly reviews of the financial statements included in our Form 10-Qs and the restatement of our financial statements during this period.

Audit-Related Fees

BDO USA, P.C. billed aggregate fees of $15,000 for audit-related fees for the year ended December 31, 2023 related to the audit of our 237 11th property’s real estate tax abatement application and for assurance and related services that are reasonably related to the performance of the  review of the prospectus supplement to S-8 registration statement and comfort letter.

BDO USA, P.C. billed aggregate fees of $32,500 for audit-related fees for the year ended December 31, 2022 related to the audit of our 237 11th property’s real estate tax abatement application and the review of the prospectus supplement to registration statement and comfort letter.

Tax Fees

BDO USA, P.C. billed aggregate fees of $30,000 and $28,300 during the year ended December 31, 2023 and 2022, respectively, for tax compliance, tax advice and tax planning for the Company and our joint venture.

All Other Fees

BDO USA, P.C. billed aggregate fees and related expenses of $61,000 during the year ended December 31, 2023 for professional services rendered for tax and accounting consulting related to the previously mentioned Recapitalization Transactions. The “audit fees,” “audit-related fees,” and “tax fees” mentioned above were the only fees billed by BDO USA, P.C. during the year ended December 31, 2022.

Pre-Approval Policy

Pursuant to the rules and regulations of the SEC, before our independent registered public accounting firm is engaged to render audit or non-audit services, the engagement must be approved by our Audit Committee or entered into pursuant to a pre-approval policy. The Audit Committee has adopted a pre-approval policy that sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories — audit, audit-related, tax services or, to the extent permitted by law, other services — that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to the Chair of the Audit Committee the authority to amend or modify the list of pre-approved non-audit services and fees. The Chair will report action she has taken to the Audit Committee at the Audit Committee’s next scheduled meeting. The Audit Committee may also delegate pre-approval authority to one or more of its members, who shall report any pre-approval decisions to the Audit Committee at the Audit Committee’s next scheduled meeting. All audit and non-audit services performed by BDO USA, P.C. were pre-approved by our Audit Committee during the year ended December 31, 2023.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents were filed as part of the Original Report:

1.	Financial Statements. We are not filing any financial statements with this Amendment because they were included in the Original Report.
2.

Financial Statement Schedules. We are not filing any schedules with this Amendment, which were either included in the Original Report, appropriately omitted from the Original Report or the information required to be presented in them was shown in the financial statements or related notes at Part II, Item 8 of the Original Report.

3.

Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Report. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and are incorporated herein by reference in response to this item.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

Exhibit	Description

No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

**Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Matthew Messinger
Matthew Messinger
President and Chief Executive Officer

Date:	April 29, 2024