Form 10-Q
period 2024-03-31
Trinity Place Holdings Inc.
filed 2024-05-15
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 64,046,473 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and the three months ended March 31, 2023	4

	Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended March 31, 2024 and the three months ended March 31, 2023	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and the three months ended March 31, 2023	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	March 31,	December 31,
	2024	2023

ASSETS

Real estate, net	$—	$62,324
Residential condominium units for sale	—	184,561
Cash and cash equivalents	285	264
Restricted cash	3,693	8,081
Prepaid expenses and other assets, net	277	2,774
Pension asset	1,370	1,370
Receivables	120	356
Deferred rents receivable	—	307
Right-of-use asset	418	519
Intangible assets, net	—	6,952
Total assets	$6,163	$267,508

LIABILITIES

Loans payable, net	$—	$194,628
Corporate credit facility, net	—	40,791
Secured line of credit	—	11,750
Losses in excess of investment in unconsolidated joint venture	792	—
Accounts payable and accrued expenses	565	28,273
Accrued professional fees	1,690	1,545
Lease liability	458	569
Total liabilities	3,505	277,556

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 70,736,447 and 44,965,083 shares issued at March 31, 2024 and December 31, 2023, respectively; 63,793,850 and 38,199,386 shares outstanding at March 31, 2024 and December 31, 2023, respectively	708	450
Additional paid-in capital	149,596	145,301
Treasury stock (6,942,597 and 6,765,697 shares at March 31, 2024 and December 31, 2023, respectively)	(57,665)	(57,637)
Accumulated other comprehensive loss	(2,137)	(2,257)
Accumulated deficit	(87,844)	(95,905)

Total stockholders’ equity (deficit)	2,658	(10,048)

Total liabilities and stockholders’ equity (deficit)	$6,163	$267,508

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023

Revenues
Rental revenues	$798	$1,511
Other income	120	120
Sales of residential condominium units	1,439	13,097

Total revenues	2,357	14,728

Operating Expenses
Property operating expenses	415	1,267
Real estate taxes	365	463
General and administrative	1,106	1,444
Pension related costs	130	144
Cost of sales - residential condominium units	1,437	12,309
Transaction related costs	—	113
Depreciation and amortization	762	1,000

Total operating expenses	4,215	16,740

Operating loss	(1,858)	(2,012)

Gain on contribution to joint venture	20,976	—
Equity in net loss from unconsolidated joint ventures	(6,754)	(4)
Equity in net gain on sale of unconsolidated joint venture property	—	3,058
Unrealized gain on warrants	—	66
Interest expense, net	(3,883)	(6,328)
Interest expense - amortization of deferred finance costs	(334)	(892)

Income (loss) before taxes	8,147	(6,112)

Tax expense	(86)	(124)

Net income (loss) attributable to common stockholders	$8,061	$(6,236)

Other comprehensive income:

Unrealized gain on pension liability	120	119
Comprehensive income (loss) attributable to common stockholders	$8,181	$(6,117)

Income (loss) per share - basic and diluted	$0.15	$(0.17)

Weighted average number of common shares - basic and diluted	52,856	37,605

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(In thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2023	44,965	$450	$145,301	(6,766)	$(57,637)	$(95,905)	$(2,257)	$(10,048)

Net income attributable to common stockholders	—	—	—	—	—	8,061	—	8,061
Sale of common stock	25,112	251	4,235	—	—	—	—	4,486
Settlement of stock awards	659	7	—	(177)	(28)	—	—	(21)
Unrealized gain on pension liability	—	—	—	—	—	—	120	120
Stock-based compensation	—	—	60	—	—	—	—	60

Balance as of March 31, 2024	70,736	$708	$149,596	(6,943)	$(57,665)	$(87,844)	$(2,137)	$2,658

FOR THE THREE MONTHS ENDED MARCH 31, 2023

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2022	43,448	$435	$144,879	(6,541)	$(57,461)	$(56,886)	$(3,626)	$27,341

Net loss attributable to common stockholders	—	—	—	—	—	(6,236)	—	(6,236)
Settlement of stock awards	455	4	—	(199)	(149)	—	—	(145)
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	101	—	—	—	—	101

Balance as of March 31, 2023	43,903	$439	$144,980	(6,740)	$(57,610)	$(63,122)	$(3,507)	$21,180

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$8,061	$(6,236)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash (used in) provided by operating activities:
Depreciation and amortization and amortization of deferred finance costs	1,096	1,892
Other non-cash adjustment - paid-in-kind interest	1,466	(153)
Stock-based compensation expense	60	99
Gain on sale of joint venture real estate	—	(3,058)
Gain on contribution to joint venture	(20,976)	—
Deferred rents receivable	12	(20)
Other non-cash adjustments - pension expense	120	119
Unrealized gain on warrants	—	(66)
Equity in net loss from unconsolidated joint ventures	6,754	4
Decrease (increase) in operating assets:
Residential condominium units for sale	2,201	8,221
Receivables	(173)	1
Prepaid expenses and other assets, net	60	756
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(3,135)	2,525
Net cash (used in) provided by operating activities	(4,454)	4,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	—	(29)
Transfer of restricted cash	(6,904)	—
Net proceeds from sale of unconsolidated joint venture	—	7,240
Net cash (used in) provided by investing activities	(6,904)	7,211

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	2,526	—
Proceeds from secured line of credit	—	2,000
Repayment of loans and corporate credit facility	—	(10,591)
Repayment of note payable	—	(5,863)
Settlement of stock awards	(21)	(145)
Sale of common stock, net	4,486	—
Net cash provided by (used in) financing activities	6,991	(14,599)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,367)	(3,304)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,345	22,055
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,978	$18,751

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$264	$1,548
RESTRICTED CASH, BEGINNING OF PERIOD	8,081	20,507
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$8,345	$22,055

CASH AND CASH EQUIVALENTS, END OF PERIOD	$285	$2,582
RESTRICTED CASH, END OF PERIOD	3,693	16,169
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,978	$18,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$915	$5,015
Cash paid during the period for: Taxes	$117	$115

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$—	$78
Capitalized stock-based compensation expense	$—	$2
Transfer of real estate and condominium assets	$244,477	$—
Transfer of loans, credit facility and line of credit	$(251,325)	$—
Transfer of operating assets and liabilities, net	$(14,797)	$—

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2024

Note 1 – Business

Overview

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. As part of a series of transactions described below, on February 14, 2024, TPHGreenwich Holdings LLC (“TPHGreenwich”), a previously 100% owned subsidiary of ours, became owned 95% by us, with an affiliate of the lender under our corporate credit facility (the “Corporate Credit Facility” or “CCF”) owning a 5% interest in, and acting as manager of, such entity.  The entity holds our real estate assets (and related liabilities), including (i) the property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school, (ii) a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and (iii) a property occupied by retail tenants in Paramus, New Jersey (the “Paramus Property”).

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $329.3 million of federal net operating losses (“NOLs”) and other tax loss carryforwards at March 31, 2024, as well as approximately $341.3 million of various state and local NOLs and other tax loss carryforwards at March 31, 2024, which can be used to reduce our future taxable income and capital gains.

Recapitalization Transactions

On February 14, 2024, we consummated the transactions contemplated by the Stock Purchase Agreement, dated as of January 5, 2024 (as amended, the “Stock Purchase Agreement”), between the Company, TPHS Lender LLC, the lender under the Company’s Corporate Credit Facility (the “Company Investor”) and TPHS Investor LLC, an affiliate of the Company Investor (the “JV Investor”, and together with the Company Investor, the “Investor”), pursuant to which (i) the Company Investor purchased 25,112,245 shares of common stock, par value $0.01 per share of the Company (the “Investor Shares”) for a purchase price of $0.30 per share, (ii) the Company and the JV Investor entered into an amended and restated limited liability company operating agreement of TPHGreenwich (the “JV Operating Agreement”), pursuant to which the JV Investor was appointed the initial manager of, and acquired a five percent (5%) interest in, TPHGreenwich, as described in more detail below, and TPHGreenwich continues to own, indirectly, all of the real property assets and liabilities of the Company, and (iii) TPHGreenwich entered into an asset management agreement (the “Asset Management Agreement”) with a newly formed subsidiary of the Company (the “TPH Manager”), pursuant to which TPHGreenwich hired the TPH Manager to act as initial asset manager for TPHGreenwich for an annual management fee, as described in more detail below (collectively, the “Recapitalization Transactions”).

Under the Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich, with the Company retaining the substantial federal, state and local tax NOLs and other tax loss carry forwards, intellectual property and a 95% equity interest in TPHGreenwich. In addition, the maturity date of each of the mortgage loan agreement (the “77G Mortgage Loan”) and mezzanine loan agreement (the “77G Mezzanine Loan”) for 77 Greenwich, both of which were assumed by TPHGreenwich, was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026.

Joint Venture Agreement

At the closing of the Recapitalization Transactions, the Company and the JV Investor entered into the JV Operating Agreement, with the Company owning 95% of the ownership interests in TPHGreenwich and the JV Investor owning 5% of the ownership interests in TPHGreenwich. Distributions under the JV Operating Agreement first go to the Investor until the JV Investor has received its initial distribution amount in full (which initial distribution amount is the sum of (v) all amounts due under the CCF and 77G Mezzanine Loan, (w) all amounts due in connection with any additional

TPHGreenwich debt financing provided by Investor or its affiliate, (x) Investor’s initial capital contribution, and (y) any additional capital contributions made by Investor), then distributed pro rata pursuant to the members’ respective percentage interests in TPHGreenwich. If TPH Manager is terminated for “Cause” under the Asset Management Agreement, as described below, at the option of Investor, the Company’s right to distributions from TPHGreenwich will be forfeited and any distribution that would otherwise have been made to the Company will instead be distributed to the JV Investor.

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

Under the JV Operating Agreement, the Company will retain oversight of the Paramus Property and will have the sole and exclusive right to manage and make decisions regarding the Paramus Property, subject to (i) the Company Investor’s right to approve any purchase and sale agreement for the Paramus Property that may be entered into in accordance with the terms and conditions of the Stock Purchase Agreement; (ii) the JV Investor’s right to approve any material modifications of such purchase and sale agreement for the Paramus Property, and (iii) the JV Investor’s right to approve any dissolution of the owner of the Paramus Property.

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

As described above, if TPH Manager is terminated for “Cause” under the Asset Management Agreement, at the option of Investor, the Company’s right to distributions from TPHGreenwich will be forfeited and any distribution that would otherwise have been made to the Company will instead be distributed to the JV Investor. The term “Cause” means (a) the Company ceasing to be a member under the JV Operating Agreement, (b) TPH Manager transfers its rights or obligations under the Asset Management Agreement in violation of the terms therein, (c) TPH Manager files or consents to a petition in bankruptcy, (d) TPH Manager, any Key Manager Employee (defined below) or any affiliate is convicted of fraud or is determined by a court of competent jurisdiction pursuant to a final judgment to have committed an act of fraud, (e) any misappropriation, gross negligence or willful misconduct by TPH Manager, any Key Manager Employee or any affiliate of the foregoing (which is curable one time during the term of the Asset Management Agreement if committed by a non-senior level employee), (f) any of the Company, TPH Manager or any Key Manager Employee is convicted of a felony crime or crime of moral turpitude, (g) any representation or warranty made by TPH Manager under the Asset Management Agreement is untrue in any material respect and remains uncured after notice from TPHGreenwich, (h) a material breach by TPH Manager of the terms of the Asset Management Agreement (other than as set forth above in this definition) which breach has a material adverse effect on TPHGreenwich and remains uncured after notice from TPHGreenwich, or (i) the breach or failure to comply by TPHGreenwich or any subsidiary with any loan documents (other than, in the case of loan documents in which an affiliate of JV Investor is a lender, with respect to any key person provisions relating to Mr. Messinger, our chief executive officer, or a replacement) in the event such breach or failure is caused by the actions of TPH Manager, Key Manager Employee or any affiliate and continues after the giving of any required notice and the expiration of any applicable cure period under such loan documents, and which is not the subject of a forbearance or waiver from such lender. Under the Asset Management Agreement, “Key Manager Employee” means Mr. Messinger or a replacement officer or employee of TPH Manager with reasonably equivalent skills and abilities (as determined by the JV Investor on behalf of TPHGreenwich in its reasonable discretion).

In the event Mr. Messinger fails to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich agrees its sole and exclusive remedy will be to terminate TPH Manager without cause on 30 days’ notice.

On April 26, 2024, the Company and Mr. Messinger entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, as amended (the “Employment Agreement”), and TPHGreenwich and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the parties agreed among other things that the Company will make certain payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until July 31, 2024, unless extended by the parties (the “Termination Date”).  Upon the Termination Date, the Consulting Agreement will automatically become effective, unless the Employment Agreement is otherwise terminated in accordance with its terms. Under the Consulting Agreement, Mr. Messinger has agreed to provide certain consulting services as an independent contractor to TPHGreenwich related to the properties owned by TPHGreenwich, in exchange for certain consulting payments. The Consulting Agreement will remain in effect until June 1, 2026, unless sooner terminated in accordance with its terms.

Management’s Plans and Objectives

Following the Recapitalization Transactions, our primary business is owning over $600 million of federal, and various state and local NOLs and other tax loss carryforwards and a variety of intellectual property assets focused on the consumer sector, as well as a 95% interest in TPHGreenwich and acting as asset manager for the properties owned by TPHGreenwich.  With the Company now unencumbered by its real estate and related liabilities, we continue to focus on exploring a range of strategic and financing alternatives to maximize stockholder value and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged Houlihan Lokey and Ackman-Ziff to act as advisors (the “Advisors”) in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. There is no assurance that we will be successful in consummating any such strategic transaction on terms or a timeframe acceptable to us or at all.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our financial statements and the financial statements of our wholly-owned subsidiaries.

The accompanying unaudited consolidated interim financial information also conform with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial information should be read in conjunction with our December 31, 2023 audited consolidated financial statements filed on Form 10-K (as amended, the “2023 Annual Report”).

a.    Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are or were wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, namely TPHGreenwich, which began on February 14, 2024, and 250 North 10th, which was sold in February 2023, are included in our consolidated statements of operations and comprehensive income (loss) (see Note 3 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

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

b.

Investments in Unconsolidated Joint Ventures - We accounted for our investments in unconsolidated joint ventures, namely, 250 North 10th, which was sold in February 2023, and TPHGreenwich under the equity method of accounting (see Note 3 - Investments in Unconsolidated Joint Ventures for further information).

Under the equity method, investments in real estate ventures are recorded initially at the fair value of the assets contributed and subsequently adjusted for equity in earnings, contributions, distributions, and impairments. The Company generally allocates income and losses from the unconsolidated real estate ventures based on the venture's distribution priorities, which may be different from its stated ownership percentage.

At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in real estate ventures. If any indicators of impairment are present, we calculate the fair value of the investment in the unconsolidated real estate venture. An investment is other than temporarily impaired only if the fair value of the investment in a real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary. To the extent that an other than temporary impairment has occurred, an impairment charge is recorded in the amount of the excess of the carrying amount of the investment over the estimated fair value. Management is required to make significant judgments about the estimated fair value of its investments to determine if an impairment exists. Fair value is generally determined through income valuation approaches, including discounted cash flows and direct capitalization models or a sales comparison approach.

When the Company acquires an interest in or contributes assets to a real estate venture project, the difference between the Company’s cost basis in the investment and the value of the real estate venture or asset contributed is amortized over the life of the related assets, intangibles, and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated real estate ventures.

In connection with the Recapitalization Transaction, all assets and liabilities contributed to TPHGreenwich were transferred at fair value.  This resulted in a gain on contribution to joint venture of approximately $21.0 million.

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

f.

Fair Value Measurements - We determine fair value in accordance with Accounting Standards Codification (“ASC”)-820, “Fair Value Measurement,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are defined by ASC-820-10-35, are directly related to the amount of subjectivity associated with the inputs to the fair valuation of these assets and liabilities. Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate our hierarchy disclosures each quarter.

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

h.    Restricted Cash - Restricted cash represents amounts required to be restricted under our stock purchase agreement.

i.	Revenue Recognition – We earn a management fee in accordance with the asset Management Agreement. These fees are recognized in earnings over time in accordance with ASC-606.
j.

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

k.

Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of ASC-740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC-740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC-740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC-740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both March 31, 2024 and December 31, 2023, we had determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2024, our tax returns for the years ended December 31, 2019 through December 31, 2023 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2018 through December 31, 2023, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

l.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount.  There were no shares issuable at March 31, 2024 that had vested but not yet settled that were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three months ended March 31, 2024.  Shares issuable at March 31, 2023 comprising 104,030 restricted stock units that had vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three months ended March 31, 2023.

Any references to square footage, property count or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

Note 3 – Investments in Unconsolidated Joint Ventures

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

Under the Recapitalization Transactions which closed on February 14, 2024, the real estate assets, encompassing 77 Greenwich, 237 11th and Paramus, and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich. In addition, the maturity date of each of the 77G Mortgage Loan and the 77G Mezzanine Loan for 77 Greenwich was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026.

The following table provides a summary of the loans held by TPHGreenwich as of March 31, 2024 (in thousands):

Loan Name	Encumbered Asset	Initial Maturity Date	Effective Rate at March 31, 2024	Balance at March 31, 2024

Corporate Credit Facility	N/A	July 2026	10.33%	$53,767
77G Mortgage Loan	77 Greenwich	October 2025	12.83%	$101,113
77G Mezzanine Loan	77 Greenwich	October 2025	14.00%	$60,762
237 11th	237 11th	July 2024	5.46%	$60,000
Secured Line of Credit	Paramus, NJ	October 2024	2.50%	$11,725

The following table summarizes TPHGreenwich’s hedging instruments, all of which hedge variable rate debt, as of March 31, 2024 (in thousands):

	Fair Value Asset as of March 31,	Notional	All-In Capped	Interest Rate Cap Expiration
	2024	Amount	Rate	Date
Interest Rate Caps:
77G Mortgage Loan	$19	$97,000	5.50%	2/15/2025
237 11th Loans	452	$60,000	2.50%	7/9/2024
Included in prepaid expenses and other assets, net	$471

As we did not control the 250 North 10th JV, and do not control TPHGreenwich, we accounted for the joint venture under the equity method of accounting.  The balance sheet for the unconsolidated joint venture at March 31, 2024 is as follows (in thousands):

March 31,
2024

ASSETS

Real estate, net	$91,237
Residential condominium units for sale	175,142
Cash and cash equivalents	875
Restricted cash	14,485
Tenant and other receivables, net	694
Prepaid expenses and other assets, net	1,460
Intangible assets, net	6,767
Total assets	$290,660

LIABILITIES

Loans Payable, net	$221,875
Corporate credit facility, net	53,767
Secured line of credit	11,725
Accounts payable and accrued expenses	4,127
Total liabilities	291,494

MEMBERS’ EQUITY

Members’ equity	6,276
Accumulated deficit	(7,110)
Total members’ deficit	(834)

Total liabilities and members’ deficit	$290,660

Our losses in excess of investment in unconsolidated joint venture	$(792)

The statements of operations for the unconsolidated joint ventures reflect the operations of 250 N 10th from January 1, 2023 through the date of sale in February 2023 and TPHGreenwich from February 14, 2024 through March 31, 2024 are as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2024	2023

Revenues
Rental revenues	$832	$1,788

Total revenues	832	1,788

Operating Expenses
Property operating expenses	637	563
Real estate taxes	373	10
General and administrative	209	—
Amortization	347	299
Depreciation	212	437

Total operating expenses	1,778	1,309

Operating (loss) income	(946)	479

Interest expense	(4,951)	(483)
Interest expense - amortization of deferred finance costs	(1,220)	(31)
Interest income - change in fair market value of interest rate swap	7	—

Net loss	$(7,110)	$(35)

Our equity in net loss from unconsolidated joint ventures	$(6,754)	$(4)

Note 4 – Residential Condominium Units for Sale

Residential condominium units for sale as of December 31, 2023 included 77 Greenwich, and in all cases, excluded costs of development for the residential condominium units at 77 Greenwich that were sold.   Closings on residential condominium units started in September 2021 with 39 closings having occurred through March 31, 2024.

Note 5 – Real Estate, Net

As of December 31, 2023, real estate, net, includes the following (dollars in thousands):

December 31,
2023

Building and building improvements	$51,141
Tenant improvements	296
Furniture and fixtures	943
Land and land improvements	28,847
81,227
Less: accumulated depreciation	18,903
$62,324

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of December 31, 2023.  Depreciation expense amounted to approximately $207,000 and $690,000 for the period January 1, 2024 through February 14, 2024 and the three months ended March 31, 2023, respectively.

In May 2018, we closed on the acquisition of 237 11th, a 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to water damage in apartment units and other property at 237 11th resulting from construction defects, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018.  The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor to recover damages arising from the defective construction of the building, including defects that resulted in water damage as well as other defects. In addition, the general contractor impleaded into that litigation several subcontractors who performed work on the property.  Management expects that TPHGreenwich will recover some portion of the cost incurred to repair the property through the litigations and/or settlement negotiations with the seller, its parent company, the general contractor, the subcontractors, and the insurance carrier, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments, which has been impacted by the COVID-19 pandemic, including the resulting backlog in the court system and slowdown in judicial proceedings.  We have, from time to time, engaged in mediation with the seller, its parent company, the general contractor, and the third-party defendants impleaded by the general contractor to explore the possibility of settling the case involving those parties, but to date, we have not reached an agreement, and we continue to pursue all legal remedies.  We incurred significant cash outflows for costs associated with these repairs and remediation, which commenced in September 2019 and was completed as of December 31, 2021.  As a result of the Recapitalization Transactions, this asset is now held by TPHGreenwich.

As of December 31, 2023, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $4.1 million at December 31, 2023. Amortization expense amounted to approximately $91,000 and $185,000 for the period January 1, 2024 through February 14, 2024 and three months ended March 31, 2023, respectively.

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.4 million having been paid to us as of March 31, 2024 from the SCA, with approximately $176,000 remaining to be paid to TPHGreenwich. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through March 31, 2024.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final temporary certificate of occupancy (“TCO”) and opened to students in September 2022.  Trinity retained a guarantee of certain obligations with respect to the construction of the school.  As a result of the Recapitalization Transactions, this asset is now held by TPHGreenwich.

Note 6 – Prepaid Expenses and Other Assets, Net

As of March 31, 2024 and December 31, 2023, prepaid expenses and other assets, net, include the following (dollars in thousands):

	March 31,	December 31,
	2024	2023

Prepaid expenses	$268	$1,268
Deferred finance costs warrants	—	2,184
Other	118	1,793
	386	5,245
Less: accumulated amortization	109	2,471
	$277	$2,774

Note 7 – Loans Payable and Secured Line of Credit

Corporate Credit Facility

In December 2019, we entered into our Corporate Credit Facility, or CCF, a multiple draw credit agreement aggregating $70.0 million.  Prior to the Recapitalization Transactions, the CCF was scheduled to mature on December 19, 2024, subject to extensions until December 19, 2025 and June 19, 2026, respectively, under certain circumstances.

In connection with the Recapitalization Transactions, the Company entered into a Borrower Assignment and Assumption Agreement (the “Borrower Assignment and Assumption Agreement”), pursuant to which the Company assigned all of its rights, interests, duties, obligations and liabilities in, to and under the CCF, and each other document and instrument related to the CCF, to TPHGreenwich.  As of February 14, 2024, the CCF had an outstanding balance of $52.8 million, including approximately $11.3 million of accrued interest and excluding unamortized deferred finance fees of approximately $170,000.

In addition, in connection with the Recapitalization Transactions, TPHGreenwich entered into an amended and restated credit agreement, among TPHGreenwich, as borrower, certain subsidiaries of TPHGreenwich party thereto, as guarantors, the Company Investor, as lender and Mount Street US (Georgia) LLP (“Mount Street”), as administrative agent (the “Amended CCF”), pursuant to which the CCF was amended and restated in its entirety in order to, among other things, (i) release certain subsidiaries of the Company that were guarantors under the CCF from their guarantee obligations thereunder, (ii) extend the maturity date to June 30, 2026, and (iii) cause TPHGreenwich to incur an advance of $272,609.  The Amended CCF bears interest at a rate per annum equal to (i) an all PIK interest rate equal to 10.325% per annum, or (ii) at TPHGreenwich’s election, a cash pay interest rate of 4.875% per annum and a PIK interest rate of 5.45% per annum.  In connection with the Borrower Assignment and Assumption Agreement, the Company also entered into a holdco pledge agreement, pursuant to which the Company agreed to pledge all of its membership interests in TPHGreenwich to Mount Street.

Loans Payable

77G Mortgage Loan

In October 2021, TPHGreenwich Owner LLC, the subsidiary that owns 77 Greenwich (the “77G Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77G Mortgage Lender”), pursuant to which 77G Mortgage Lender agreed to extend credit to Mortgage Borrower in the amount of up to $166.7 million, subject to the satisfaction of certain conditions (the “77G Mortgage Loan Agreement”).

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

As of February 14, 2024, the 77G Mortgage Loan had a balance of $98.0 million, which included $11.9 million in PIK interest.  Through February 14, 2024, the 77G Mortgage Loan was paid down by approximately $71.1 million through closed sales of residential condominium units. In connection with the Recapitalization Transactions, this loan was assigned to TPHGreenwich.

77G Mezzanine Loan

In December 2020, TPHGreenwich Subordinate Mezz LLC, a subsidiary of the Company (the “77G Mezz Borrower”) entered into a mezzanine loan agreement with an affiliate of the CCF Lender (the “77G Mezzanine Loan Agreement”).

In connection with the Recapitalization Transactions, the 77G Mezz Borrower entered into a second amendment to the 77G Mezzanine Loan Agreement, which provides for, among other things, the (i) termination of the pledge by TPHGreenwich Mezz LLC of 100% of its membership interests in the 77G Mortgage Borrower, (ii) extension of the completion date to December 31, 2024, (iii) the extension of the maturity date to October 23, 2025 with an additional option to extend for 1 year, (iv) the increase of the principal amount of the 77G Mezzanine Loan to approximately $60.8 million, inclusive of accrued interest as of that date, and (v) termination of the Completion Guaranty, Carry Guaranty and Equity Funding Guaranty by the Company, as original guarantor; and that the Recourse Guaranty and Environmental Indemnification Agreement by the Company, as original guarantor, are only in full force and effect with respect to matters arising prior to the execution of the second amendment. In connection with the Recapitalization Transactions, this loan was assigned to TPHGreenwich.

237 11th Loans

In June 2021, 470 4th Avenue Fee Owner, LLC, a subsidiary of the Company (the “237 11th Senior Loan Borrower”), entered into a $50.0 million senior loan (the “237 11th Senior Loan”) provided by Natixis, and 470 4th Avenue Owner, LLC, a subsidiary of the Company (the “237 11th Mezz Borrower”, and together with the 237 11th Senior Loan Borrower, the “237 11th Borrowers”), entered into a $10 million mezzanine loan (the “237 11th Mezz Loan” and together with the 237 11th Senior Loan, the “237 11th Loans”), provided by an affiliate of LibreMax Capital, LLC, (together the “237 11th Lenders”).

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

As of February 14, 2024, there was an outstanding balance of $50.0 million on the 237 11th Senior Loan and $10.0 million on the 237 11th Mezz Loan.  In connection with the Recapitalization Transactions, this loan was assigned to TPHGreenwich.

Secured Line of Credit

The subsidiary that owns the Paramus Property (the “Paramus Borrower”) has an $11.75 million secured line of credit that is secured by the Paramus, New Jersey property.   On March 18, 2024, the Paramus Borrower entered into an amendment to the Secured Line of Credit, pursuant to which the maturity date was extended to October 15, 2024, with an option to further extend to April 15, 2025. As part of the amendment, the Company re-affirmed its guaranty under the Secured Line of Credit. The Secured Line of Credit is pre-payable at any time without penalty. The secured line of credit had an outstanding balance of $11.75 million at February 14, 2024 and December 31, 2023, respectively, and an effective interest rate of 2.5% as of February 14, 2024 and December 31, 2023, respectively.

In connection with the transfer of the loans to TPHGreenwich, the associated unamortized loan costs were fully amortized in Trinity’s consolidated statement of operations.

Interest

Consolidated interest expense, net includes the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023

Interest expense	$3,883	$7,017
Interest capitalized	—	(689)
Interest expense, net	$3,883	$6,328

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

Pension Plan

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC-715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we are required to determine the fair value of our pension plan assets as of December 31, 2023. The fair value of pension plan assets was $14.2 million at December 31, 2023. These assets are valued in active liquid markets under Level 2.

Note 9 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006.  At March 31, 2024 and December 31, 2023, we had recorded an overfunded pension balance of $1.4 million, respectively, which is included in pension asset on the accompanying consolidated balance sheets. We have begun the process to terminate the plan under a standard termination.  We may be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities as of the final termination date.

We plan to continue to maintain the Syms pension plan and make all contributions required, if any, under applicable minimum funding rules through the plan termination date.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.5 million to the Syms sponsored plan from September 17, 2012 through March 31, 2024. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during each of the years ended December 31, 2023 and 2022, respectively.

Note 10 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $118,000 for each of the three months ended March 31, 2024 and 2023, respectively. The remaining cash lease obligation, excluding any extension options, for our corporate office is approximately $469,000 through March 31, 2025 and is as follow (in thousands):

Future
Minimum
Year Ended	Rentals
2024	$353
2025	116
Total undiscounted lease payments	$469
Discount	(11)
Lease Liability	$458

b.	Legal Proceedings – In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 11 – Income Taxes

As of March 31, 2024, we had federal NOLs and other tax loss carryforwards of approximately $329.3 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. Since 2009 through March 31, 2024, we have utilized approximately $20.1 million of our federal NOLs.  As of March 31, 2024, we also had state NOLs and other tax loss carry forwards of approximately $290.6 million. These state NOLs have various expiration dates through 2042, if applicable. As of March 31, 2024, we also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $87.6 million as of March 31, 2024. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

Note 12 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of March 31, 2024 and December 31, 2023, there were 70,736,447 shares and 44,965,083 shares of common stock issued, respectively, and 63,793,850 shares and 38,199,386 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

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

Note 13 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares, in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares, and in June 2023, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares.  Our SIP activity as of March 31, 2024 and December 31, 2023 was as follows:

	Three Months Ended		Year Ended
	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	2,041,643	-	1,057,824	-
Additional shares approved by stockholders	—	-	2,000,000	-
Granted to employees	(339,000)	$0.11	(381,760)	$0.68
Granted to non-employee directors	(321,521)	$0.11	(253,937)	$0.49
Deferred under non-employee director's deferral program	(432,954)	$0.11	(380,484)	$0.50
Balance available, end of period	948,168	-	2,041,643	-

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

During the three months ended March 31, 2024, we granted 339,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. During the three months ended March 31, 2024 approximately $6,000 in stock-based compensation expense related to these shares was amortized in the consolidated statements of operations and comprehensive income (loss).

Total stock-based compensation expense for the three months ended March 31, 2024 and 2023 totaled $32,000 and $95,000, respectively, of which no amount and approximately $2,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive income (loss).

Our RSU activity was as follows:

	Three Months Ended		Year Ended
	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	547,583	$1.16	527,999	$1.80
Granted RSUs	339,000	$0.11	381,760	$0.68
Vested	(285,582)	$1.15	(362,176)	$1.49
Non-vested at end of period	601,001	$0.52	547,583	$1.16

As of March 31, 2024, there was approximately $144,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2026.

During the three months ended March 31, 2024, we issued 337,598 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 179,900 shares to provide for the employees’ withholding tax liabilities.

During the three months ended March 31, 2024, we issued 321,521 shares of immediately vested common stock to non-employee directors who received a portion of their annual compensation in shares of the Company’s common stock.

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

As of March 31, 2024, a total of 1,250,568 stock units have been deferred under the Deferral Program.

Note 14 – Subsequent Events

On April 12, 2024, the Company and the Investor agreed to further extend the date by which the Company must complete the delisting of its common stock as provided in the Stock Purchase Agreement by sixty (60) days, such that the Company is now required to complete the delisting process not later than June 28, 2024, unless otherwise agreed by the parties.

On April 26, 2024, the Company and Mr. Messinger, the chief executive officer of the Company, entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, dated as of October 1, 2013, as amended by the Amendment to Employment Agreement, dated as of September 11, 2015 (together, the “Employment Agreement”) and the Company’s joint venture, TPHGreenwich Holdings LLC (“TPHGreenwich”), and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the Company agreed to make the following payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until July 31, 2024, unless extended by the parties (the “Termination Date”), and that he will no longer have the right to terminate the Employment Agreement with Good Reason: (i) $300,000 within seven days of execution of the Amendment, (ii) $300,000 on August 1, 2024 and (iii) $300,000 on November 1, 2024. In addition, on the Termination Date, Mr. Messinger’s unvested restricted stock unit grants shall vest, and following the Termination

Date, the Company will reimburse Mr. Messinger for COBRA continuation coverage for a period of 18 months. These payments, as well as the payments under the Consulting Agreement, will constitute full settlement with regards to any severance payable to Mr. Messinger under the Employment Agreement.

Under the terms of the Amendment, for so long as Mr. Messinger is not in breach of the Amendment or the Consulting Agreement, to the extent that a seat on the Company’s board of directors is then available, until June 30, 2026, TPHS Lender LLC, a Delaware limited liability company will exercise its vote as shareholder in favor of electing Mr. Messinger to the Company’s board of directors, in addition to its existing board appointment rights.

Upon the Termination Date, the Consulting Agreement will automatically become effective, unless the Employment Agreement is otherwise terminated in accordance with its terms. Under the Consulting Agreement, Mr. Messinger has agreed to provide certain consulting services as an independent contractor to TPHGreenwich related to the properties owned by TPHGreenwich, in exchange for certain consulting payments as follows: upon the earlier to occur of June 1, 2026 and (i) the sale of the Company’s Paramus property, $200,000, (ii) the sale of 237 11th, located at 237 11th Street, Brooklyn, New York, $800,000, (iii) the receipt of the final certificate of occupancy at 77 Greenwich, located at 77 Greenwich Street, New York, New York, $150,000, (iv) the receipt of the agreement by the builder to complete the façade remediation at 77 Greenwich, $150,000, (v) final completion of the façade remediation at 77 Greenwich, $200,000 and (vi) final resolution of the litigation related to the 237 11th , $400,000. The timing of the payments is conditioned on the existence of Available Cash (as defined in TPHGreenwich’s operating agreement) sufficient to make such payments; provided that TPHGreenwich must create a special reserve for payment of such amounts using the portion of the proceeds of the sale of the 237 11th or 237 11th Litigation distributed to TPHGreenwich by its subsidiaries which constitutes Available Cash. The Consulting Agreement will remain in effect until June 1, 2026, unless sooner terminated in accordance with its terms.

Other than as disclosed above and elsewhere in these consolidated financial statements, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to in this Quarterly Report on Form 10-Q as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. As part of a series of transactions described below, on February 14, 2024, TPHGreenwich Holdings LLC (“TPHGreenwich”), a previously 100% owned subsidiary of ours, became owned 95% by us, with an affiliate of the lender under our corporate credit facility (the “Corporate Credit Facility” or “CCF”) owning a 5% interest in, and acting as manager of, such entity.  The entity holds our real estate assets (and related liabilities), including (i) the property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school, (ii) a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and (iii) a property occupied by retail tenants in Paramus, New Jersey (the “Paramus Property”).  See Item 2. Properties below for a more detailed description of these properties.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $329.3 million of federal net operating loss carryforwards (“NOLs”) and other tax loss carryforwards at March 31, 2024, as well as approximately $341.3 million of various state and local NOLs, which can be used to reduce our future taxable income and capital gains.

Recapitalization Transactions

On February 14, 2024, we consummated the transactions contemplated by the Stock Purchase Agreement, dated as of January 5, 2024 (as amended, the “Stock Purchase Agreement”), between the Company, TPHS Lender LLC, the lender under the Company’s Corporate Credit Facility (the “Company Investor”) and TPHS Investor LLC, an affiliate of the Company Investor (the “JV Investor”, and together with the Company Investor, the “Investor”), pursuant to which (i) the Company Investor purchased 25,112,245 shares of common stock, par value $0.01 per share of the Company (the “Investor Shares”) for a purchase price of $0.30 per share, (ii) the Company and the JV Investor entered into an amended and restated limited liability company operating agreement of TPHGreenwich (the “JV Operating Agreement”), pursuant to which the JV Investor was appointed the initial manager of, and acquired a five percent (5%) interest in, TPHGreenwich, as described in more detail below, and TPHGreenwich continues to own, indirectly, all of the real property assets and liabilities of the Company, and (iii) TPHGreenwich entered into an asset management agreement (the “Asset Management Agreement”) with a newly formed subsidiary of the Company (the “TPH Manager”), pursuant to which TPHGreenwich hired the TPH Manager to act as initial asset manager for TPHGreenwich for an annual management fee, as described in more detail below (collectively, the “Recapitalization Transactions”).

Under the Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich, with the Company retaining the substantial federal, state and local tax NOLs and other tax loss carryforwards, intellectual property and a 95% equity interest in TPHGreenwich. In addition, the maturity date of each of the mortgage loan agreement (the “77G Mortgage Loan”) and mezzanine loan agreement (the “77G Mezzanine Loan”) for 77 Greenwich, both of which were assumed by TPHGreenwich, was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026.

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

Joint Venture Agreement

At the closing of the Recapitalization Transactions, the Company and the JV Investor entered into the JV Operating Agreement, with the Company owning 95% of the ownership interests in TPHGreenwich and the JV Investor owning 5% of the ownership interests in TPHGreenwich. Distributions under the JV Operating Agreement first go to the Investor until the JV Investor has received its initial distribution amount in full (which initial distribution amount is the sum of (v) all amounts due under the CCF and 77G Mezzanine Loan, (w) all amounts due in connection with any additional TPHGreenwich debt financing provided by Investor or its affiliate, (x) Investor’s initial capital contribution, and (y) any additional capital contributions made by Investor), then distributed pro rata pursuant to the members’ respective percentage interests in TPHGreenwich. If TPH Manager is terminated for “Cause” under the Asset Management Agreement, as described below, at the option of Investor, the Company’s right to distributions from TPHGreenwich will be forfeited and any distribution that would otherwise have been made to the Company will instead be distributed to the JV Investor.

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

Under the JV Operating Agreement, the Company will retain oversight of the Paramus Property and will have the sole and exclusive right to manage and make decisions regarding the Paramus Property, subject to (i) the Company Investor’s right to approve any purchase and sale agreement for the Paramus Property that may be entered into in accordance with the terms and conditions of the Stock Purchase Agreement; (ii) the JV Investor’s right to approve any material modifications of such purchase and sale agreement for the Paramus Property, and (iii) the JV Investor’s right to approve any dissolution of the owner of the Paramus Property.

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

As described above, if TPH Manager is terminated for “Cause” under the Asset Management Agreement, at the option of Investor, the Company’s right to distributions from TPHGreenwich will be forfeited and any distribution that would otherwise have been made to the Company will instead be distributed to the JV Investor. The term “Cause” means (a) the Company ceasing to be a member under the JV Operating Agreement, (b) TPH Manager transfers its rights or obligations under the Asset Management Agreement in violation of the terms therein, (c) TPH Manager files or consents to a petition in bankruptcy, (d) TPH Manager, any Key Manager Employee (defined below) or any affiliate is convicted of fraud or is determined by a court of competent jurisdiction pursuant to a final judgment to have committed an act of fraud, (e) any misappropriation, gross negligence or willful misconduct by TPH Manager, any Key Manager Employee or any affiliate of the foregoing (which is curable one time during the term of the Asset Management Agreement if committed by a non-senior level employee), (f) any of the Company, TPH Manager or any Key Manager Employee is convicted of a felony crime or crime of moral turpitude, (f) any representation or warranty made by TPH Manager under the Asset Management Agreement is untrue in any material respect and remains uncured after notice from TPHGreenwich, (h) a material breach by TPH Manager of the terms of the Asset Management Agreement (other than as set forth above in this definition) which breach has a material adverse effect on TPHGreenwich and remains uncured after notice from TPHGreenwich, or (i) the breach or failure to comply by TPHGreenwich or any subsidiary with any loan documents (other than, in the case of loan documents in which an affiliate of JV Investor is a lender, with respect to any key person provisions relating to Mr. Messinger, our chief executive officer, or a replacement) in the event such breach or failure is caused by the actions of TPH Manager, Key Manager Employee or any affiliate and continues after the giving of any required notice and the expiration of any applicable cure period under such loan documents, and which is not the subject of a forbearance or waiver from such lender. Under the Asset Management Agreement, “Key Manager Employee” means Mr. Messinger or a replacement officer or employee of TPH Manager with reasonably equivalent skills and abilities (as determined by the JV Investor on behalf of TPHGreenwich in its reasonable discretion).

In the event Mr. Messinger fails to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich agrees its sole and exclusive remedy will be to terminate TPH Manager without cause on 30 days’ notice.

On April 26, 2024, the Company and Mr. Messinger entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, as amended (the “Employment Agreement”), and TPHGreenwich and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the parties agreed among other things that the Company will make certain payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until July 31, 2024, unless extended by the parties (the “Termination Date”).  Upon the Termination Date, the Consulting Agreement will automatically become effective, unless the Employment Agreement is otherwise terminated in accordance with its terms. Under the Consulting Agreement, Mr. Messinger has agreed to provide certain consulting services as an independent contractor to TPHGreenwich related to the properties owned by TPHGreenwich, in exchange for certain consulting payments. The Consulting Agreement will remain in effect until June 1, 2026, unless sooner terminated in accordance with its terms.

Management’s Plans and Objectives

Following the Recapitalization Transactions, our primary business is owning over $600 million of federal, and various state and local NOLs and other tax loss carryforwards and a variety of intellectual property assets focused on the consumer sector, as well as a 95% interest in TPHGreenwich and acting as asset manager for the properties owned by TPHGreenwich.  With the Company now unencumbered by its real estate and related liabilities, we continue to focus on exploring a range of strategic and financing alternatives to maximize stockholder value and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company has engaged Houlihan Lokey and Ackman-Ziff to act as advisors (the “Advisors”) in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. There is no assurance that we will be successful in consummating any such strategic transaction on terms or a timeframe acceptable to us or at all.

Properties

Below is certain information regarding the real estate properties held by TPHGreenwich as of March 31, 2024:

		Building Size
		(estimated		Leased at
		rentable	Number of	March 31,
Property Location	Type of Property	square feet)	Units	2024
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	100%

Total		157,000	105

(1)

77 Greenwich. TPHGreenwich has substantially completed the construction of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House.  As of March 3, 2023, this property had received its temporary certificates of occupancy (“TCOs”) for 100% of the residential condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  We have closed on the sale of 39 residential condominium units through March 31, 2024, and we have closed on one more condominium unit since March 31, 2024 with 50 remaining units to sell as of May 14, 2024.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.4 million had been paid to us by the SCA as of March 31, 2024 with approximately $176,000 remaining to be paid to TPHGreenwich. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through March 31, 2024.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA.  The SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.

There is an inherent risk that the development and sales of residential condominiums may be subject to unknown potential changes in internal and external financial and economic conditions, such as inflation and rising interest rates, and general market conditions, which could impact the business and potential buyers of the residential condominiums for sale. In addition, construction work is ongoing and there continue to be delays and issues the impact of which is not yet known, which may delay final completion. We believe it is possible under generally accepted accounting practices to incur real estate impairment charges in the future in the event these conditions deteriorate.

(2) Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) pursuant to a license agreement that began on June 1, 2016, is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2025.  The outparcel building was leased under a short-term license agreement with a tenant whose lease began on October 1,

2023 and ends July 30, 2024.  The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. TPHGreenwich is currently exploring options with respect to a potential sale of the Paramus property.

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

Lease Expirations

As of March 31, 2024, TPHGreenwich had one retail license at its Paramus property encompassing 73,000 square feet of leased space with annualized rent of $540,000 per year and expiring in March 2025 and a short-term license for the outparcel building began October 1, 2023 and expiring in July 2024.  TPHGreenwich also had a retail lease at the 237 11th property encompassing 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property encompassing 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036 and a third retail lease at the 237 11th property encompassing 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032.  TPHGreenwich also had a retail lease at 77 Greenwich encompassing 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2034. All TPHGreenwich’s other leases are residential leases most of which expire within twelve or twenty-four months of the commencement date.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies that management believes are critical to the preparation of the consolidated financial statements are included in this report (see Note 2 - Summary of Significant Accounting Policies - Basis of Presentation to our consolidated financial statements for further information). Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” in our 2023 Annual Report on Form 10-K (as amended, the “2023 Annual Report”) for the year ended December 31, 2023.

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three months ended March 31, 2024 and 2023 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2023 Annual Report. As a result of the closing of the Recapitalization Transactions on February 14, 2024, the results of operations and the cash flows for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 may not be comparable.

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Rental revenues in total decreased by approximately $713,000 to $798,000 for three months ended March 31, 2024 from $1.5 million for the three months ended March 31, 2023. This consisted of a decrease in rent revenues of approximately $690,000 to $744,000 for the three months ended March 31, 2024 from $1.4 million for the three months ended March 31, 2023, as well as a decrease in tenant reimbursements of approximately $23,000 to $55,000 for the three months ended March 31, 2024 from $78,000 for the three months ended March 31, 2023. The decrease in total rental revenues and its related components was mainly due to the Recapitalization Transactions mentioned above.

Other income remained consistent at $120,000 for the three months ended March 31, 2024 and 2023, respectively.  For the three months ended March 31, 2024, this income represents the management fee earned from TPHGreenwich. For the three months ended March 31, 2023, the income was made up of a contractual payment received as a result of the cancelation of the purchase and sale agreement for the Paramus, New Jersey property in January 2023, as well as the SCA’s construction supervision fee.

Sales of residential condominium units at 77 Greenwich decreased by approximately $11.7 million to $1.4 million for the three months ended March 31, 2024 from $13.1 million for the three months ended March 31, 2023.  We closed on one and five residential condominium units during the three months ended March 31, 2024 and 2023, respectively. Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses decreased by approximately $852,000 to $415,000 for the three months ended March 31, 2024 from $1.3 million for the three months ended March 31, 2023. The decrease in property operating expenses was mainly due to the Recapitalization Transactions mentioned above, and to a lesser extent lower marketing and operating costs at 77 Greenwich due to four fewer residential condominium units having closed.  This was partially offset by no capitalized operating costs associated with 77 Greenwich during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense decreased by approximately $98,000 to $365,000 for the three months ended March 31, 2024 from $463,000 for the three months ended March 31, 2023. The decrease in real estate tax expense was mainly due to the Recapitalization Transactions mentioned above and less unsold residential condominium units paying real estate taxes, partially offset by higher assessed values for the unsold residential condominium units as well as less capitalized real estate tax expenses for those units at 77 Greenwich for the three months ended March 31, 2024 as compare to the three months ended March 31, 2023.

General and administrative expenses decreased by approximately $338,000 to $1.1 million for the three months ended March 31, 2024 from $1.4 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, approximately $32,000 related to stock-based compensation, $632,000 related to payroll and payroll related expenses, $412,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $30,000 related to legal, accounting and other professional fees.  For the three months ended March 31, 2023, approximately $94,000 related to stock-based compensation, $648,000 related to payroll and payroll related expenses, $412,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $290,000 related to legal, accounting and other professional fees.

Pension related costs remained relatively flat at $130,000 for the three months ended March 31, 2024 compared to $144,000 for the three months ended March 31, 2023. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 9 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units decreased by approximately $10.9 million to $1.4 million for the three months ended March 31, 2024 from $12.3 million for the three months ended March 31, 2023. We closed on one and five residential condominium units during the three months ended March 31, 2024 and 2023, respectively. Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Depreciation and amortization decreased by approximately $238,000 to $762,000 million for the three months ended March 31, 2024 from $1.0 million for the three months ended March 31, 2024.  The decrease in depreciation and amortization expense was mainly due to the Recapitalization Transactions mentioned above.  For the three months ended March 31, 2024, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $208,000, the amortization of lease commissions and acquired in-place leases of approximately $96,000 for 237 11th and the amortization of warrants of approximately $452,000  For the three months ended March 31, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $282,000, depreciation for 237 11th of approximately $412,000, the amortization of lease commissions and acquired in-place leases of approximately $192,000 for 237 11th, and amortization of warrants of approximately $114,000.

Gain on contribution to joint venture was approximately $21.0 million for the three months ended March 31, 2024 and represents the gain in the value of the Company relating to the Recapitalization Transactions that closed on February 14, 2024.

Equity in net loss from unconsolidated joint ventures was $6.8 million for the three months ended March 31, 2024. For the three months ended March 31, 2024, equity in net loss from unconsolidated joint venture represented our 95% share of TPHGreenwich’s net loss which was primarily comprised of operating loss before depreciation of $368,000, depreciation and amortization of $531,000, interest expense and amortization of deferred finance fees of $5.9 million partially offset by a gain from the change in the fair market value of the interest rate swap of $7,000. For the three months ended March 31, 2023, equity in net loss from unconsolidated joint ventures represented our 10% share in 250 North 10th, which was sold in February 2023. For the three months ended March 31, 2023, our share of the net loss is primarily comprised of operating income before depreciation of $121,000 offset by depreciation and amortization of $77,000 and interest expense of $48,000 for 250 North 10th.

Equity in net gain on sale of unconsolidated joint venture property for the three months ended March 31, 2023 represents the February 2023 sale of our interest in the joint venture that owned 250 North 10th to our joint venture partner resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan, where we recognized an approximate $3.1 million gain.

Unrealized gain on warrants was $66,000 for the three months ended March 31, 2023. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net decreased by approximately $2.4 million to $3.9 million for the three months ended March 31, 2024 from $6.3 million for the three months ended March 31, 2023. The decrease in interest expense was mainly due to the Recapitalization Transactions mentioned above For the three months ended March 31, 2024, there was approximately $3.9 million of gross interest expense incurred and no amounts were capitalized into residential condominium units for sale. For the three months ended March 31, 2023, there was approximately $7.0 million of gross interest expense incurred, $689,000 of which was capitalized into residential condominium units for sale.

Interest expense - amortization of deferred finance costs decreased approximately $558,000 to $334,000 for the three months ended March 31, 2024 from $892,000 for the three months ended March 31, 2023 which was principally due to the Recapitalization Transactions mentioned above.

We recorded an $86,000 in tax expense for the three months ended March 31, 2024 compared to $124,000 for the three months ended March 31, 2023.

Net income attributable to common stockholders increased by approximately $14.3 million to $8.1 million for the three months ended March 31, 2024 from a loss of $6.2 million for the three months ended March 31, 2023.  This is a result of the changes discussed above, principally due to the gain on disposition recognized from the Recapitalization Transactions mentioned above, partially offset by equity in net loss from unconsolidated joint ventures and interest expense.

Liquidity and Capital Resources

We believe that the Recapitalization Transactions put us in a stronger financial position and allows for more time to seek a strategic transaction than we would have had otherwise. As of March 31, 2024, we had total cash and restricted cash of $4.0 million, of which approximately $285,000 was cash and cash equivalents and approximately $4.0 million was restricted cash.

Under the Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich, with the Company retaining the substantial federal, state and local tax NOLs and other tax loss carryforwards, intellectual property and a 95% equity interest in TPHGreenwich. In addition, the maturity date of each of the 77G Mortgage Loan and the 77G Mezzanine Loan was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026. In addition, we were released from all guarantees arising under these loan agreements subsequent to the closing of the Recapitalization Transactions. As part of the amendment, we re-affirmed our guaranty under the Secured Line of Credit.  For a discussion regarding these loan agreements, see Note 7 – Loans Payable and Secured Line of Credit to our condensed consolidated financial statements.

Cash Position

In connection with the closing of the Recapitalization Transactions, we believe that we will have sufficient cash and cash equivalents to fund our operations for the next 12 months, assuming TPHGreenwich does not terminate the Asset Management Agreement with us, which it has the ability to do on short notice.  As part of the Recapitalization Transactions, the CCF, 77G Mortgage Loan and 77G Mezzanine Loan were amended and extended, and were transferred to TPHGreenwich.  As of May 14, 2024, our cash and cash equivalents totaled approximately $3.3 million.

Cash Flows

Cash Flows for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net cash used in operating activities increased by approximately $8.5 million to $4.4 million for the three months ended March 31, 2024 from net cash provided by operating activities of $4.1 million for the three months ended March 31, 2023. This increase was mainly due to the Recapitalization Transactions that occurred on February 14, 2024 where Trinity transferred assets and liabilities to the TPHGreenwich.

Net cash used in investing activities increased by approximately $14.1 million to $6.9 million for the three months ended March 31, 2024 from net cash provided by investing activities of $7.2 million for the three months ended March 31, 2023.  The cash used in investing activities was due to the Recapitalization Transactions that occurred on February 14, 2024 where Trinity transferred cash to TPHGreenwich. The cash provided by investing activities was due to $7.2 million in sale proceeds from the sale of our 10% interest in the 250 North 10th joint venture property in February 2023.

Net cash provided by financing activities increased by approximately $21.6 million to $7.0 million for the three months ended March 31, 2024 from net cash used in financing activities of $14.6 million for the three months ended March 31, 2023. The increase in net cash provided by financing activities primarily relates to the proceeds from loans and corporate credit facility of approximately $2.5 million as well as the approximate $4.5 million from the sale of stock related to the Recapitalization Transactions during the three months ended March 31, 2024, as compared to the approximate $16.5 million in repayments of loans, corporate credit facility and notes payable for the three months ending March 31, 2023 partially offset by $2.0 million in borrowings from the secured line of credit for the three months ending March 31, 2023.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million and believe our U.S. federal NOLs, and other tax loss carryforwards, and state NOLs and other tax loss carryforwards were approximately $329.3 million and $290.6 million, respectively, and our New York State and New York City prior NOL conversion subtraction pools of approximately $27.9 million and $22.9 million, respectively, as of March 31, 2024.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through March 31, 2024, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $87.6 million was recorded as of March 31, 2024.

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

In evaluating such statements, you should specifically consider the risks identified under the section entitled “Risk Factors” in our 2023 Annual Report for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024, as amended on April 29, 2024, and under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from the anticipated results.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in our 2023 Annual Report, this Form 10-Q and other reports filed with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any documents incorporated by reference in this Form 10-Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Numerous factors affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2023 Annual Report, which describe significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015).

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012).
10.1

Stock Purchase Agreement, dated as of January 5, 2024, by and between Trinity Place Holdings Inc., TPHS Lender LLC and TPHS Investor LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 10, 2024).¥

10.2

Amendment to Stock Purchase Agreement, dated as of January 30, 2024, by and between Trinity Place Holdings Inc., TPHS Lender LLC and TPHS Investor LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 5, 2024).¥

10.3

Amended and Restated Limited Liability Company Operating Agreement of TPHGreenwich Holdings LLC, dated as of February 14, 2024, by and between TPHS Investor LLC and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed on March 29, 2024). ¥

10.4

Asset Management Agreement, dated as of February 14, 2024, between TPH Asset Manager LLC and TPHGreenwich Holdings LLC (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed on March 29, 2024). ¥

10.5

Amended and Restated Credit Agreement, dated as of February 14, 2024, among TPHGreenwich Holdings LLC, as Borrower, certain subsidiaries of the borrower from time to time party thereto, as Guarantors, the initial lenders named therein, as Initial Lenders, and Mount Street US (Georgia) LLP, as administrative agent (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed on March 29, 2024).

10.6

Second Amendment to Amended and Restated Mezzanine Loan Agreement and Loan Documents, dated as of February 14, 2024, by and among TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent, TPHGreenwich Subordinate Mezz LLC, as borrower and Trinity Place Holdings Inc., as released Trinity guarantor (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed on March 29, 2024). ¥

10.7

Third Amendment to Master Loan Agreement and Loan Documents, dated as of February 14, 2024, by and among MPF Greenwich Lender LLC, as lender, TPHGreenwich Owner LLC, as borrower, Trinity Place Holdings Inc., and certain additional parties thereto, as guarantors (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed on March 29, 2024). ¥

10.8

Warrant Cancellation Agreement, dated as of February 14, 2024, by and between TPHS Lender LLC and Trinity Place Holdings Inc. (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K filed on March 29, 2024).

10.9

Registration Rights Agreement, dated as of February 14, 2024, by and between Trinity Place Holdings Inc. and the investor identified on Schedule A therein (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K filed on March 29, 2024).

10.10

Letter Agreement, dated as of March 27, 2024, by and among Trinity Place Holdings Inc., TPHS Lender LLC and TPHS Investor LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 2, 2024).

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii)  Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and March 31, 2023, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and March 31, 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023,  (v) Notes to Consolidated Financial Statements and (vi) Cover Page Interactive Data File.

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

TRINITY PLACE HOLDINGS INC.

Date: May 15, 2024	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: May 15, 2024	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)