Form 10-Q
period 2024-06-30
Trinity Place Holdings Inc.
filed 2024-08-14
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 64,089,390 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023	4

	Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and the six months ended June 30, 2023	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2024	2023

ASSETS

Real estate, net	$—	$62,324
Residential condominium units for sale	—	184,561
Cash and cash equivalents	854	264
Restricted cash	1,643	8,081
Prepaid expenses and other assets, net	158	2,774
Pension asset	1,370	1,370
Investment in unconsolidated joint venture	—	—
Receivables	125	356
Deferred rents receivable	—	307
Right-of-use asset	317	519
Intangible assets, net	—	6,952
Total assets	$4,467	$267,508

LIABILITIES

Loans payable, net	$—	$194,628
Corporate credit facility, net	—	40,791
Secured line of credit	—	11,750
Accounts payable and accrued expenses	656	28,273
Accrued professional fees	1,639	1,545
Lease liability	346	569
Total liabilities	2,641	277,556

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 71,031,987 and 44,965,083 shares issued at June 30, 2024 and December 31, 2023, respectively; 64,089,390 and 38,199,386 shares outstanding at June 30, 2024 and December 31, 2023, respectively	711	450
Additional paid-in capital	149,575	145,301
Treasury stock (6,942,597 and 6,765,697 shares at June 30, 2024 and December 31, 2023, respectively)	(57,665)	(57,637)
Accumulated other comprehensive loss	(2,017)	(2,257)
Accumulated deficit	(88,778)	(95,905)

Total stockholders’ equity (deficit)	1,826	(10,048)

Total liabilities and stockholders’ equity (deficit)	$4,467	$267,508

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenues
Rental revenues	$—	$1,425	$798	$2,936
Other income	373	24	493	144
Sales of residential condominium units	—	5,224	1,439	18,321

Total revenues	373	6,673	2,730	21,401

Operating Expenses
Property operating expenses	20	811	437	2,078
Real estate taxes	—	451	363	914
General and administrative	1,886	1,835	2,992	3,279
Pension related costs	135	143	265	287
Cost of sales - residential condominium units	—	5,169	1,437	17,478
Transaction related costs	—	—	—	113
Depreciation and amortization	4	1,003	766	2,003

Total operating expenses	2,045	9,412	6,260	26,152

Operating loss	(1,672)	(2,739)	(3,530)	(4,751)

Gain on contribution to joint venture	—	—	20,976	—
Equity in net loss from unconsolidated joint ventures	—	—	(5,962)	(4)
Equity in net gain on sale of unconsolidated joint venture property	—	7	—	3,065
Unrealized (loss) gain on warrants	—	(10)	—	56
Interest expense, net	—	(7,194)	(3,883)	(13,522)
Interest expense - amortization of deferred finance costs	—	(933)	(334)	(1,825)

(Loss) income before taxes	(1,672)	(10,869)	7,267	(16,981)

Tax expense	(54)	(51)	(140)	(175)

Net (loss) income attributable to common stockholders	$(1,726)	$(10,920)	$7,127	$(17,156)

Other comprehensive income:

Unrealized gain on pension liability	120	118	240	237
Comprehensive (loss) income attributable to common stockholders	$(1,606)	$(10,802)	$7,367	$(16,919)

(Loss) income per share - basic and diluted	$(0.03)	$(0.29)	$0.12	$(0.45)

Weighted average number of common shares - basic and diluted	65,588	37,993	59,222	37,800

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

								Accumulated
				Additional				Other
		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
		Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of March 31, 2024	(as revised)	70,736	$708	$149,596	(6,943)	$(57,665)	$(87,052)	$(2,137)	$3,450

Net loss attributable to common stockholders		—	—	—	—	—	(1,726)	—	(1,726)
Sale of common stock		—	—	(94)	—	—	—	—	(94)
Settlement of stock awards		296	3	—	—	—	—	—	3
Unrealized gain on pension liability		—	—	—	—	—	—	120	120
Stock-based compensation		—	—	73	—	—	—	—	73

Balance as of June 30, 2024		71,032	$711	$149,575	(6,943)	$(57,665)	$(88,778)	$(2,017)	$1,826

FOR THE SIX MONTHS ENDED JUNE 30, 2024

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2023	44,965	$450	$145,301	(6,766)	$(57,637)	$(95,905)	$(2,257)	$(10,048)

Net income attributable to common stockholders	—	—	—	—	—	7,127	—	7,127
Sale of common stock	25,112	251	4,141	—	—	—	—	4,392
Settlement of stock awards	955	10	—	(177)	(28)	—	—	(18)
Unrealized gain on pension liability	—	—	—	—	—	—	240	240
Stock-based compensation	—	—	133	—	—	—	—	133

Balance as of June 30, 2024	71,032	$711	$149,575	(6,943)	$(57,665)	$(88,778)	$(2,017)	$1,826

FOR THE THREE MONTHS ENDED JUNE 30, 2023

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of March 31, 2023	43,903	$439	$144,980	(6,740)	$(57,610)	$(63,122)	$(3,507)	$21,180

Net loss attributable to common stockholders	—	—	—	—	—	(10,920)	—	(10,920)
Settlement of warrants	750	8	(5)	—	—	—	—	3
Settlement of stock awards	151	1	—	(26)	(27)	—	—	(26)
Unrealized gain on pension liability	—	—	—	—	—	—	118	118
Stock-based compensation	—	—	139	—	—	—	—	139

Balance as of June 30, 2023	44,804	$448	$145,114	(6,766)	$(57,637)	$(74,042)	$(3,389)	$10,494

FOR THE SIX MONTHS ENDED JUNE 30, 2023

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2022	43,448	$435	$144,879	(6,541)	$(57,461)	$(56,886)	$(3,626)	$27,341

Net loss attributable to common stockholders	—	—	—	—	—	(17,156)	—	(17,156)
Settlement of warrants	750	8	(5)	—	—	—	—	3
Settlement of stock awards	606	5	—	(225)	(176)	—	—	(171)
Unrealized gain on pension liability	—	—	—	—	—	—	237	237
Stock-based compensation	—	—	240	—	—	—	—	240

Balance as of June 30, 2023	44,804	$448	$145,114	(6,766)	$(57,637)	$(74,042)	$(3,389)	$10,494

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$7,127	$(17,156)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash (used in) provided by operating activities:
Depreciation and amortization and amortization of deferred finance costs	1,100	3,828
Other non-cash adjustment - paid-in-kind interest	1,466	(231)
Stock-based compensation expense	133	233
Gain on sale of joint venture real estate	—	(3,065)
Gain on contribution to joint venture	(20,976)	—
Deferred rents receivable	12	(48)
Other non-cash adjustments - pension expense	240	237
Unrealized gain on warrants	—	(56)
Equity in net loss from unconsolidated joint ventures	5,962	4
Decrease (increase) in operating assets:
Residential condominium units for sale	2,201	10,386
Receivables	(178)	91
Prepaid expenses and other assets, net	176	1,641
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(3,108)	5,956
Net cash (used in) provided by operating activities	(5,845)	1,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	—	(43)
Transfer of restricted cash	(6,904)	—
Net proceeds from sale of unconsolidated joint venture	—	7,240
Net cash (used in) provided by investing activities	(6,904)	7,197

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	2,526	3,000
Proceeds from secured line of credit	—	2,000
Repayment of loans and corporate credit facility	—	(14,626)
Repayment of note payable	—	(5,863)
Settlement of stock awards	(18)	(171)
Transfer of restricted cash	—	3
Sale of common stock, net	4,393	—
Net cash provided by (used in) financing activities	6,901	(15,657)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,848)	(6,640)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,345	22,055
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,497	$15,415

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$264	$1,548
RESTRICTED CASH, BEGINNING OF PERIOD	8,081	20,507
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$8,345	$22,055

CASH AND CASH EQUIVALENTS, END OF PERIOD	$854	$4,395
RESTRICTED CASH, END OF PERIOD	1,643	11,020
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,497	$15,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$915	$8,870
Cash paid during the period for: Taxes	$117	$120

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$—	$78
Capitalized stock-based compensation expense	$—	$7
Transfer of real estate and condominium assets	$244,477	$—
Transfer of loans, credit facility and line of credit	$(251,325)	$—
Transfer of operating assets and liabilities, net	$(14,797)	$—

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2024

Note 1 – Business

Overview

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. As part of a series of transactions described below, on February 14, 2024, TPHGreenwich Holdings LLC (“TPHGreenwich”), a previously 100% owned subsidiary of ours, became owned 95% by us, with an affiliate of the lender under our corporate credit facility (the “Corporate Credit Facility” or “CCF”) owning a 5% interest in, and acting as manager of, such entity.  The entity holds our real estate assets and related liabilities, including (i) the property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school, (ii) a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and (iii) a property occupied by retail tenants in Paramus, New Jersey (the “Paramus Property”).

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $340.1 million of federal net operating loss carryforwards (“NOLs”) and other tax loss carryforwards at June 30, 2024, as well as approximately $362.1 million of various state and local NOLs and other tax loss carryforwards at June 30, 2024, which can be used to reduce our future taxable income and capital gains.

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

In the event Mr. Messinger fails to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich agrees its sole and exclusive remedy will be to terminate TPH Manager without cause on 30 days’ notice. As noted below and previously disclosed, Mr. Messinger will be transitioning from CEO of the Company (i.e., TPH Manager) to consultant to TPHGreenwich.  As of June 30, 2024, TPHGreenwich has not terminated the Asset Management Agreement, however there is no assurance of how long the Asset Management Agreement will remain in effect.

On April 26, 2024, the Company and Mr. Messinger entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, dated as of October 1, 2013, as amended (the “Employment Agreement”), and TPHGreenwich and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the Company agreed to make the following payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until the later of July 31, 2024 or the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, unless extended by the parties (the “Termination Date”), and that he will no longer have the right to terminate the Employment Agreement with Good Reason: (i) $300,000 within seven days of execution of the Amendment, (ii) $300,000 on August 1, 2024 and (iii) $300,000 on November 1, 2024. In addition, on the Termination Date, Mr. Messinger’s unvested restricted stock unit grants shall vest, and following the Termination Date, the Company will reimburse Mr. Messinger for COBRA continuation coverage for a period of 18 months. These payments, as well as the payments under the Consulting Agreement, will constitute full settlement with regards to any severance payable to Mr. Messinger under the Employment Agreement.

Under the terms of the Amendment, for so long as Mr. Messinger is not in breach of the Amendment or the Consulting Agreement, to the extent that a seat on the Company’s board of directors is then available, until June 30, 2026, the Company Investor will exercise its vote as shareholder in favor of electing Mr. Messinger to the Company’s board of directors, in addition to its existing board appointment rights.

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

Liquidity and Going Concern; Management’s Plans and Objectives

Following the Recapitalization Transactions, our primary business is owning approximately $700 million of federal, and various state and local NOLs and other tax loss carryforwards and a variety of intellectual property assets focused on the consumer sector, as well as a 95% interest in TPHGreenwich and acting as asset manager for the properties owned by TPHGreenwich.  We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances. If the Asset Management Agreement does not remain in place and the related fees are not increased significantly, the Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations and corporate expenses beyond the next few months, unless we are able to raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern.

With the Company now unencumbered by its real estate and related liabilities, we continue to focus on exploring a range of strategic and financing alternatives to maximize stockholder value and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company engaged Houlihan Lokey and Ackman-Ziff to act as advisors (the “Advisors”) in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. There is no assurance that we will be successful in consummating any such strategic transaction on terms or a timeframe acceptable to us or at all.

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

The accompanying unaudited consolidated interim financial information also conform to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management believes that the disclosures presented in these unaudited consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial information should be read in conjunction with our December 31, 2023 audited consolidated financial statements filed on Form 10-K (as amended, the “2023 Annual Report”).

a.    Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are or were wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, our share of the earnings or losses of our unconsolidated joint ventures, namely TPHGreenwich, which began on February 14, 2024, and 250 North 10th, which was sold in February 2023, are included in our consolidated statements of operations and comprehensive (loss) income (see Note 3 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

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

We are applying the hypothetical-liquidation-at-book-value (“HLBV”) method to account for our investment in the TPHGreenwich given the non-pro rata distribution provision in the JV Operating Agreement in favor of Investor. As such, we will not recognize losses from the joint venture in excess of our investment basis. Our investment in this joint venture is zero as of June 30, 2024 in accordance with the HLBV method (see Note 4 - Revision of Previously Issued Consolidated Financial Statements for further information).

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

ASC-740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC-740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC-740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both June 30, 2024 and December 31, 2023, we had determined that no liabilities are required in connection with unrecognized tax positions. As of June 30, 2024, our tax returns for the years ended December 31, 2019 through December 31, 2023 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2018 through December 31, 2023, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

l.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount.  There were no shares issuable at June 30, 2024 that had vested but not yet settled that were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three and six months ended June 30, 2024.  Shares issuable at June 30, 2023 comprising 52,015 restricted stock units that had vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three and six months ended June 30, 2023.

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

The following table provides a summary of the loans held by TPHGreenwich as of June 30, 2024 (in thousands):

Loan Name	Encumbered Asset	Initial Maturity Date	Effective Rate at June 30, 2024	Balance at June 30, 2024

Corporate Credit Facility	N/A	July 2026	10.33%	$53,953
77G Mortgage Loan	77 Greenwich	October 2025	12.83%	$99,011
77G Mezzanine Loan	77 Greenwich	October 2025	14.00%	$60,762
237 11th	237 11th	January 2025	5.46%	$60,000
Secured Line of Credit	Paramus, NJ	October 2024	2.50%	$11,725

The following table summarizes TPHGreenwich’s hedging instruments, all of which hedge variable rate debt, as of June 30, 2024 (in thousands):

	Fair Value Asset as of June 30,	Notional	All-In Capped	Interest Rate Cap Expiration
	2024	Amount	Rate	Date
Interest Rate Caps:
77G Mortgage Loan	$9	$97,000	5.50%	2/15/2025
237 11th Loans	38	$60,000	2.50%	7/9/2024
237 11th Loans	—	$60,000	2.50%	1/9/2025
Included in prepaid expenses and other assets, net	$47

As we did not control the 250 North 10th JV, and do not control TPHGreenwich, we accounted for the joint venture under the equity method of accounting.  The balance sheet for the unconsolidated joint venture at June 30, 2024 is as follows (in thousands):

June 30,
2024

ASSETS

Real estate, net	$90,647
Residential condominium units for sale	174,340
Cash and cash equivalents	137
Restricted cash	10,910
Tenant and other receivables, net	603
Prepaid expenses and other assets, net	396
Intangible assets, net	6,582
Total assets	$283,615

LIABILITIES

Loans Payable, net	$219,772
Corporate credit facility, net	53,953
Secured line of credit	11,725
Accounts payable and accrued expenses	8,587
Total liabilities	294,037

MEMBERS’ EQUITY

Members’ equity	6,276
Accumulated deficit	(16,698)
Total members’ deficit	(10,422)

Total liabilities and members’ deficit	$283,615

The statements of operations for the unconsolidated joint ventures reflect the operations of 250 N 10th from January 1, 2023 through the date of sale in February 2023 and TPHGreenwich from February 14, 2024 through June 30, 2024, are as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenues
Rental revenues	$1,431	$—	$2,263	$1,788
Other income	40	—	40	—
Sales of residential condominium units	2,114	—	2,114	—

Total revenues	3,585	—	4,417	1,788

Operating Expenses
Property operating expenses	1,055	—	1,692	563
Real estate taxes	728	—	1,101	10
General and administrative	351	—	560	—
Cost of sales - residential condominium units	2,241	—	2,241	—
Transaction related costs	60	—	60	—
Amortization	194	—	541	299
Depreciation	419	—	631	437

Total operating expenses	5,048	—	6,826	1,309

Operating (loss) income	(1,463)	—	(2,409)	479

Interest expense	(8,130)	—	(13,081)	(483)
Interest expense - amortization of deferred finance costs	—	—	(1,220)	(31)
Interest income - change in fair market value of interest rate swap	5	—	12	—

Net loss	$(9,588)	$—	$(16,698)	$(35)

Our equity in net loss from unconsolidated joint ventures	$—	$—	$(5,962)	$—

Note 4 – Revision of Previously Issued Consolidated Financial Statements

The Company identified an error in its previously issued interim financial statements as of and for the three months ended March 31, 2024 that was determined individually, and in the aggregate, quantitatively and qualitatively immaterial.  As such, the Company has revised its interim financial statements for the three months ended March 31, 2024, as illustrated in this Note 4, referred to as the "Revision”.  No other periods were impacted by this immaterial error.

In conjunction with the Recapitalization Transactions during February 2024, as discussed above, the Company recorded an equity method investment in TPHGreenwich.  During the three months ended March 31, 2024, the Company previously recorded losses from TPHGreenwich in excess of our investment in the joint venture totaling $792,000 in error.

Given the non-pro rata distribution provision in the JV Operating Agreement in favor of the Investor, the HLBV method should have been applied to our investment in TPHGreenwich. As a result, losses from the joint venture in excess of our investment basis should not have been recognized. The previously recorded losses in excess of our basis in TPHGreenwhich have been revised, resulting in an investment in the joint venture of zero as of March 31, 2024, after the Revision, using the HLBV method. Our investment in the joint venture remains at zero as of June 30, 2024.

The impact of the Revision on the Company’s consolidated financial statements as of and for the three months ended March 31, 2024 are reflected below (dollars in thousands):

	As Previously	Revision
	Reported	Impact	As Revised
Consolidated Balance Sheet

Losses in excess of investment in unconsolidated joint venture	$792	$(792)	$—
Total liabilities	$3,505	$(792)	$2,713

Accumulated deficit	$(87,844)	$792	$(87,052)
Total stockholders' equity	$2,658	$792	$3,450

Total liabilities and stockholders' equity	$6,163	$—	$6,163

Consolidated Statement of Operations and Comprehensive Income

Equity in net loss from unconsolidated joint venture	$(6,754)	$792	$(5,962)

Income before taxes	$8,147	$792	$8,939

Net income attributable to common stockholders	$8,061	$792	$8,853

Comprehensive income attributable to common stockholders	$8,181	$792	$8,973

Income per share - basic and diluted	$0.15	$0.02	$0.17

Consolidated Statement of Cash Flows

Net Income attributable to common stockholders	$8,061	$792	$8,853

Equity in net loss from unconsolidated joint ventures	$6,754	$(792)	$5,962

Net cash used in operating activities	$(4,454)	$—	$(4,454)

Note 5 – Residential Condominium Units for Sale

Residential condominium units for sale as of December 31, 2023 included 77 Greenwich, and in all cases, excluded costs of development for the residential condominium units at 77 Greenwich that were sold. Closings on residential condominium units started in September 2021 with 40 closings having occurred through June 30, 2024 and we have closed on one more residential condominium unit since June 30, 2024 with 49 remaining units to sell as of August 14, 2024.

Note 6 – Real Estate, Net

As of December 31, 2023, real estate, net, includes the following (dollars in thousands):

December 31,
2023

Building and building improvements	$51,141
Tenant improvements	296
Furniture and fixtures	943
Land and land improvements	28,847
81,227
Less: accumulated depreciation	18,903
$62,324

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of December 31, 2023.  Depreciation expense amounted to approximately $207,000 for the period January 1, 2024 through February 14, 2024, and $692,000 and $1.4 million for the three and six months ended June 30, 2023, respectively.

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

As of December 31, 2023, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $4.1 million at December 31, 2023. Amortization expense amounted to approximately $91,000 for the period January 1, 2024 through February 14, 2024, and $185,000 and $370,000 for the three and six months ended June 30, 2023, respectively.

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.4 million having been paid to us as of June 30, 2024 from the SCA, with approximately $176,000 remaining to be paid to TPHGreenwich. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through June 30, 2024.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final temporary certificate of occupancy (“TCO”) and opened to students in September 2022.  Trinity retained a guarantee of certain obligations with respect to the construction of the school.  As a result of the Recapitalization Transactions, this asset is now held by TPHGreenwich.

Note 7 – Prepaid Expenses and Other Assets, Net

As of June 30, 2024 and December 31, 2023, prepaid expenses and other assets, net, include the following (dollars in thousands):

	June 30,	December 31,
	2024	2023

Prepaid expenses	$152	$1,268
Deferred finance costs warrants	—	2,184
Other	118	1,793
	270	5,245
Less: accumulated amortization	112	2,471
	$158	$2,774

Note 8 – Loans Payable and Secured Line of Credit

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

Interest

Consolidated interest expense, net includes the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Interest expense	$—	$7,194	$3,883	$14,211
Interest capitalized	—	—	—	(689)
Interest expense, net	$—	$7,194	$3,883	$13,522

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

Note 10 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006.  At June 30, 2024 and December 31, 2023, we had recorded an overfunded pension balance of $1.4 million, respectively, which is included in pension asset on the accompanying consolidated balance sheets. We have begun the process to terminate the plan under a standard termination.  We may be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities as of the final termination date.

We plan to continue to maintain the Syms pension plan and make all contributions required, if any, under applicable minimum funding rules through the plan termination date.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.5 million to the Syms sponsored plan from September 17,

2012 through June 30, 2024. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during the year ended December 31, 2023.

Note 11 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $118,000 for each of the three months ended June 30, 2024 and 2023, respectively, and approximately $235,000 for each of the six months ended June 30, 2024 and 2023, respectively. The remaining cash lease obligation, excluding any extension options, for our corporate office is approximately $351,000 through March 31, 2025 and is as follow (in thousands):

Future
Minimum
Year Ended	Rentals
2024	$235
2025	116
Total undiscounted lease payments	$351
Discount	(5)
Lease Liability	$346

b.	Legal Proceedings – In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 12 – Income Taxes

As of June 30, 2024, we had federal NOLs and other tax loss carryforwards of approximately $340.1 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. Since 2009 through June 30, 2024, we have utilized approximately $20.1 million of our federal NOLs.  As of June 30, 2024, we also had state NOLs and other tax loss carry forwards of approximately $311.3 million. These state NOLs have various expiration dates through 2042, if applicable. As of June 30, 2024, we also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $87.9 million as of June 30, 2024. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

Note 13 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of June 30, 2024 and December 31, 2023, there were 71,031,987 shares and 44,965,083 shares of common stock issued, respectively, and 64,089,390 shares and 38,199,386 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

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

Note 14 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares, in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares, in June 2023, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares and in July 2024, our stockholders approved a further increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares.  Our SIP activity as of June 30, 2024 and December 31, 2023 was as follows:

	Six Months Ended		Year Ended
	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	2,041,643	-	1,057,824	-
Additional shares approved by stockholders	—	-	2,000,000	-
Granted to employees	(339,000)	$0.11	(381,760)	$0.68
Granted to non-employee directors	(617,061)	$0.13	(253,937)	$0.49
Deferred under non-employee director's deferral program	(773,131)	$0.12	(380,484)	$0.50
Balance available, end of period	312,451	-	2,041,643	-

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

During the six months ended June 30, 2024, we granted 339,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. During the three and six months ended June 30, 2024 approximately $6,000 and $12,000 in stock-based compensation expense related to these shares was amortized in the consolidated statements of operations and comprehensive (loss) income.

Total stock-based compensation expense for the three months ended June 30, 2024 and 2023 totaled $32,000 and $114,000, respectively, of which no amounts, respectively, were capitalized as part of residential condominium units for sale. Total stock-based compensation expense for the six months ended June 30, 2024 and 2023 totaled $64,000 and $209,000, respectively, of which none and $2,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive (loss) income.

Our RSU activity was as follows:

	Six Months Ended		Year Ended
	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	547,583	$1.16	527,999	$1.80
Granted RSUs	339,000	$0.11	381,760	$0.68
Vested	(285,582)	$1.15	(362,176)	$1.49
Non-vested at end of period	601,001	$0.52	547,583	$1.16

As of June 30, 2024, there was approximately $112,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2025.

During the six months ended June 30, 2024, we issued 337,598 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 179,900 shares to provide for the employees’ withholding tax liabilities.

During the six months ended June 30, 2024, we issued 574,144 shares of immediately vested common stock to non-employee directors who received a portion of their annual compensation in shares of the Company’s common stock.

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

As of June 30, 2024, a total of 1,590,745 stock units have been deferred under the Deferral Program.

Note 15 – Subsequent Events

On July 30, 2024, the Company received notice from the NYSE Regulation that it had suspended trading of the Company’s common stock and determined to commence proceedings to delist the Company’s common stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide.   On August 9, 2024, the NYSE applied to the SEC to delist the Company’s common stock effective August 20, 2024.  The Company’s common stock began trading under its current trading symbol “TPHS” on the OTC Pink Market operated on the OTC Markets system effective with the open of the markets on July 31, 2024. The Company may apply to have its common stock quoted on the OTCQB Venture Market on the OTC Markets; however, there can be no assurances that its common stock will be approved, or will continue, to be traded on such market.

Other than as disclosed above and elsewhere in these consolidated financial statements, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trinity Place Holdings Inc., which we refer to in this Quarterly Report on Form 10-Q as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. As part of a series of transactions described below, on February 14, 2024, TPHGreenwich Holdings LLC (“TPHGreenwich”), a previously 100% owned subsidiary of ours, became owned 95% by us, with an affiliate of the lender under our corporate credit facility (the “Corporate Credit Facility” or “CCF”) owning a 5% interest in, and acting as manager of, such entity.  The entity holds our real estate assets and related liabilities, including (i) the property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school, (ii) a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and (iii) a property occupied by retail tenants in Paramus, New Jersey (the “Paramus Property”).  See Item 2. Properties below for a more detailed description of these properties.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $340.1 million of federal net operating loss carryforwards (“NOLs”) and other tax loss carryforwards at June 30, 2024, as well as approximately $362.1 million of various state and local NOLs and other tax loss carryforwards, which can be used to reduce our future taxable income and capital gains.

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

In the event Mr. Messinger fails to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich agrees its sole and exclusive remedy will be to terminate TPH Manager without cause on 30 days’ notice. As noted below and previously disclosed, Mr. Messinger will be transitioning from CEO of the Company (i.e., TPH Manager) to consultant to TPHGreenwich.  While TPHGreenwich has not indicated an intention to terminate the Asset Management Agreement, however there is no assurance of how long the Asset Management Agreement will remain in effect.

On April 26, 2024, the Company and Mr. Messinger entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, dated as of October 1, 2013, as amended (the “Employment Agreement”), and TPHGreenwich and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the Company agreed to make certain payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until the later of July 31, 2024 or the filing of this Quarterly Report on Form 10-Q, unless extended by the parties (the “Termination Date”).  Upon the Termination Date, the Consulting Agreement will automatically become effective, unless the Employment Agreement is otherwise terminated in accordance with its terms. Under the Consulting Agreement, Mr. Messinger has agreed to provide certain consulting services as an independent contractor to TPHGreenwich related to the properties owned by TPHGreenwich, in exchange for certain consulting payments. The Consulting Agreement will remain in effect until June 1, 2026, unless sooner terminated in accordance with its terms.

Liquidity and Going Concern; Management’s Plans and Objectives

Following the Recapitalization Transactions, our primary business is owning approximately $700 million of federal, and various state and local NOLs and other tax loss carryforwards and a variety of intellectual property assets focused on the consumer sector, as well as a 95% interest in TPHGreenwich and acting as asset manager for the properties owned by TPHGreenwich.  We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances. If the Asset Management Agreement does not remain in place and the related fees are not increased significantly, the Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations and corporate expenses beyond the next few months, unless we are able to raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern.

With the Company now unencumbered by its real estate and related liabilities, we continue to focus on exploring a range of strategic and financing alternatives to maximize stockholder value and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company engaged Houlihan Lokey and Ackman-Ziff to act as advisors (the “Advisors”) in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. There is no assurance that we will be successful in consummating any such strategic transaction on terms or a timeframe acceptable to us or at all.

Properties

Below is certain information regarding the real estate properties held by TPHGreenwich as of June 30, 2024:

		Building Size
		(estimated		Leased at
		rentable	Number of	June 30,
Property Location	Type of Property	square feet)	Units	2024
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	93%

Total		157,000	105

(1)

77 Greenwich. TPHGreenwich has substantially completed the construction of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House.  As of March 3, 2023, this property had received its temporary certificates of occupancy (“TCOs”) for 100% of the residential condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  We have closed on the sale of 40 residential condominium units through June 30, 2024, and we have closed on one more residential condominium units since June 30, 2024 with 49 remaining units to sell as of August 14, 2024.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.4 million had been paid to us by the SCA as of June 30, 2024 with approximately $176,000 remaining to be paid to TPHGreenwich. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through June 30, 2024.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA.  The SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.

There is an inherent risk that the development and sales of residential condominiums may be subject to unknown potential changes in internal and external financial and economic conditions, such as inflation and rising interest rates, and general market conditions, which could impact the business and potential buyers of the residential condominiums for sale. In addition, construction work is ongoing and there continue to be delays and issues the impact of which is not yet known. We believe it is possible under generally accepted accounting practices to incur real estate impairment charges in the future in the event these conditions deteriorate.

(2) Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) pursuant to a license agreement that began on June 1, 2016, is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2025.  The outparcel building was leased under a short-term license agreement with a tenant whose lease began on October 1, 2023 and ends December 31, 2024.  The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. TPHGreenwich is currently exploring options with respect to a potential sale of the Paramus property.

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

TPH Greenwich has entered into a non-binding letter of intent for the sale of the property at 237 11th. There is no assurance that the sale will occur, or if it does, what the terms will be for such sale.

Lease Expirations

As of June 30, 2024, TPHGreenwich had one retail license at its Paramus property encompassing 73,000 square feet of leased space with annualized rent of $540,000 per year and expiring in March 2025 and a short-term license for the outparcel building began October 1, 2023 and expiring on December  31, 2024.  As of June 30, 2024, TPHGreenwich also had a retail lease at the 237 11th property encompassing 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property encompassing 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036 and a third retail lease at the 237 11th property encompassing 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032.  As of June 30, 2024, TPHGreenwich also had a retail lease at 77 Greenwich encompassing 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2034. All TPHGreenwich’s other leases are residential leases most of which expire within twelve or twenty-four months of the commencement date.

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and six months ended June 30, 2024 and 2023 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2023 Annual Report. As a result of the closing of the Recapitalization Transactions on February 14, 2024, the results of operations and the cash flows for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 may not be comparable.

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

There was no rental revenues for the three months ended June 30, 2024 as compared to total rental revenues of $1.4 million for the three months ended June 30, 2023. This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording all of the rental revenue.  For the three months ended June 30, 2023, rental revenues were approximately $1.4 million and tenant reimbursements were approximately $78,000.

Other income increased by approximately $349,000 to $373,000 for the three months ended June 30, 2024 from $24,000 for the three months ended June 30, 2023.  For the three months ended June 30, 2024, this income represents the management fee earned from TPHGreenwich. For the three months ended June 30, 2023, the income was from the SCA’s construction supervision fee.

There were no sales of residential condominium units at 77 Greenwich for the three months ended June 30, 2024 as compared to $5.2 million for the three months ended June 30, 2023.  This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the sales of residential condominium units. We closed on two residential condominium units during the three months ended June 30, 2023. Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses decreased by approximately $791,000 to $20,000 for the three months ended June 30, 2024 from $811,000 for the three months ended June 30, 2023. The decrease in property operating expenses was mainly due to the Recapitalization Transactions mentioned above as most of the operating expenses are recorded at TPHGreenwich.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

There was no real estate tax expense for the three months ended June 30, 2024 as compared to $451,000 for the three months ended June 30, 2023. The decrease in real estate tax expense was mainly due to the Recapitalization Transactions mentioned above as real estate tax expenses are recorded at TPHGreenwich.  Real estate tax expense is predominately for 77 Greenwich and to a lesser extent for 237 11th and the Paramus, New Jersey property.

General and administrative expenses increased by approximately $51,000 to $1.9 million for the three months ended June 30, 2024 from $1.8 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, approximately $32,000 related to stock-based compensation, $912,000 related to payroll and payroll related expenses, $452,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $490,000 related to legal, accounting and other professional fees.  For the three months ended June 30, 2023, approximately $114,000 related to stock-based compensation, $651,000 related to payroll and payroll related expenses, $456,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $614,000 related to legal, accounting and other professional fees.

Pension related costs remained relatively flat at $135,000 for the three months ended June 30, 2024 compared to $143,000 for the three months ended June 30, 2023. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 10 – Pension Plan to our consolidated financial statements for further information).

There was no cost of sales – residential condominium units at 77 Greenwich for the three months ended June 30, 2024 as compared to $5.2 million for the three months ended June 30, 2023.  This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the cost of sales of residential condominium units. We closed on two residential condominium units during the three months ended June 30, 2023. Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Depreciation and amortization decreased by approximately $1.0 million to $4,000 for the three months ended June 30, 2024 from $1.0 million for the three months ended June 30, 2023.  The decrease in depreciation and amortization expense was mainly due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the depreciation and amortization expense.  For the three months ended June 30, 2024, depreciation and amortization expense consisted of depreciation for the corporate office furniture, fixtures and computer equipment.  For the three months ended June 30, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $283,000, depreciation for 237 11th of approximately $414,000, the amortization of lease commissions and acquired in-place leases of approximately $192,000 for 237 11th, and amortization of warrants of approximately $114,000.

Equity in net gain on sale of unconsolidated joint venture property was $7,000 for the three months ended June 30, 2023 which represents the February 2023 sale of our interest in the joint venture that owned 250 North 10th to our joint venture partner resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan, where we recognized an approximate $3.1 million gain.

Unrealized loss on warrants was $10,000 for the three months ended June 30, 2023. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

There was no interest expense for the three months ended June 30, 2024 as compared to $7.2 million for the three months ended June 30, 2023. This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the interest expense.  For the three months ended June 30, 2023, there was approximately $7.2 million of gross interest expense incurred and no amounts were capitalized into residential condominium units for sale.

There was no interest expense - amortization of deferred finance costs for the three months ended June 30, 2024 as compared to $933,000 for the three months ended June 30, 2023.  This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the amortization of deferred finance costs.

We recorded $54,000 in tax expense for the three months ended June 30, 2024 compared to $51,000 for the three months ended June 30, 2023.

Net loss attributable to common stockholders decreased approximately $9.2 million to $1.7 million for the three months ended June 30, 2024 as compared to $10.9 million for the three months ended June 30, 2023.  This is a result of the changes discussed above.

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Rental revenues in total decreased by approximately $2.1 million to $798,000 for the six months ended June 30, 2024 from $2.9 million for the six months ended June 30, 2023. This consisted of a decrease in rent revenues of approximately $2.1 million to $741,000 for the six months ended June 30, 2024 from $2.8 million for the six months ended June 30, 2023, as well as a decrease in tenant reimbursements of approximately $57,000 to $55,000 for the six months ended June 30, 2024 from $112,000 for the six months ended June 30, 2023. The decrease in total rental revenues and its related components was mainly due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the rental revenues.

Other income increased by approximately $349,000 to $493,000 for the six months ended June 30, 2024 from $144,000 for the six months ended June 30, 2023.  For the six months ended June 30, 2024, this income represents the management fee earned from TPHGreenwich. For the six months ended June 30, 2023, this income was made up of a contractual payment received as a result of the cancelation of the purchase and sale agreement for the Paramus, New Jersey property in January 2023, as well as the SCA’s construction supervision fee.

Sales of residential condominium units at 77 Greenwich decreased by approximately $16.9 million to $1.4 million for the six months ended June 30, 2024 from $18.3 million for the six months ended June 30, 2023.  We closed on one and seven residential condominium units during the six months ended June 30, 2024 and 2023, respectively. The decrease in total sales of residential condominium units at 77 Greenwich was due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the sales of residential condominium units. Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Property operating expenses decreased by approximately $1.6 million to $437,000 for the six months ended June 30, 2024 from $2.1 million for the six months ended June 30, 2023. The decrease in property operating expenses was mainly due to the Recapitalization Transactions mentioned above, and to a lesser extent lower marketing and operating costs at 77 Greenwich due to six fewer residential condominium units having closed.  This was partially offset by no capitalized operating costs associated with 77 Greenwich during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense decreased by approximately $551,000 to $363,000 for the six months ended June 30, 2024 from $914,000 for the six months ended June 30, 2023. The decrease in real estate tax expense was mainly due to the Recapitalization Transactions mentioned above as real estate tax expenses are recorded at TPHGreenwich.  There were also less unsold residential condominium units paying real estate taxes which was partially offset by higher assessed values for the unsold residential condominium units and there was less capitalized real estate tax expenses for those units at 77 Greenwich for the six months ended June 30, 2024 as compare to the six months ended June 30, 2023.

General and administrative expenses decreased by approximately $287,000 to $3.0 million for the six months ended June 30, 2024 from $3.3 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, approximately $64,000 related to stock-based compensation, $1.5 million related to payroll and payroll related expenses, $864,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $519,000 related to legal, accounting and other professional fees.  For the six months ended June 30, 2023, approximately $208,000 related to stock-based compensation, $1.3 million related to payroll and payroll related expenses, $869,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $903,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $22,000 to $265,000 for the six months ended June 30, 2024 compared to $287,000 for the six months ended June 30, 2023. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 10 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units decreased by approximately $16.1 million to $1.4 million for the six months ended June 30, 2024 from $17.5 million for the six months ended June 30, 2023. We closed on one and seven residential condominium units during the six months ended June 30, 2024 and 2023, respectively. This decrease in costs of sales is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the cost of sales of residential condominium units.  Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors, many of which entered into contract during the height of the pandemic.

Depreciation and amortization decreased by approximately $1.2 million to $766,000 for the six months ended June 30, 2024 from $2.0 million for the six months ended June 30, 2024.  The decrease in depreciation and amortization expense was mainly due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the depreciation and amortization expense.    For the six months ended June 30, 2024, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $208,000, the amortization of lease commissions and acquired in-place leases of approximately $96,000 for 237 11th and the amortization of warrants of approximately $452,000.  For the six months ended June 30, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $564,000, depreciation for 237 11th of approximately $826,000, the amortization of lease commissions and acquired in-place leases of approximately $385,000 for 237 11th, and amortization of warrants of approximately $228,000.

Gain on contribution to joint venture was approximately $21.0 million for the six months ended June 30, 2024 and represents the gain in the value of the Company relating to the Recapitalization Transactions that closed on February 14, 2024.

Equity in net loss from unconsolidated joint ventures was approximately $6.0 million for the six months ended June 30, 2024. For the six months ended June 30, 2024, equity in net loss from unconsolidated joint venture represented the impact of our contribution to the joint venture on February 14, 2024.  For the six months ended June 30, 2023, equity in net loss from unconsolidated joint ventures represented our 10% share in 250 North 10th, which was sold in February 2023. For the six months ended June 30, 2023, our share of the net loss is primarily comprised of operating income before depreciation of $121,000 offset by depreciation and amortization of $77,000 and interest expense of $48,000 for 250 North 10th.

Equity in net gain on sale of unconsolidated joint venture property of $3.1 million for the six months ended June 30, 2023 represents the February 2023 sale of our interest in the joint venture that owned 250 North 10th to our joint venture partner resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan, where we recognized an approximate $3.1 million gain.

Unrealized gain on warrants was $56,000 for the six months ended June 30, 2023. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net decreased by approximately $9.6 million to $3.9 million for the six months ended June 30, 2024 from $13.5 million for the six months ended June 30, 2023. The decrease in interest expense was mainly due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the interest expense.  For the six months ended June 30, 2024, there was approximately $3.9 million of gross interest expense incurred and no amounts were capitalized into residential condominium units for sale. For the six months ended June 30, 2023, there was approximately $14.2 million of gross interest expense incurred, $689,000 of which was capitalized into residential condominium units for sale.

Interest expense - amortization of deferred finance costs decreased approximately $1.5 million to $334,000 for the six months ended June 30, 2024 from $1.8 million for the six months ended June 30, 2023 which was principally due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the amortization of deferred finance costs.

We recorded $140,000 in tax expense for the six months ended June 30, 2024 compared to $175,000 for the six months ended June 30, 2023.

Net income attributable to common stockholders increased by approximately $24.3 million to $7.1 million for the six months ended June 30, 2024 from a loss of $17.2 million for the six months ended June 30, 2023.  This is a result of the changes discussed above, principally due to the gain on disposition recognized from the Recapitalization Transactions mentioned above, partially offset by equity in net loss from unconsolidated joint ventures and interest expense.

Liquidity and Capital Resources

As of June 30, 2024, we had total cash and restricted cash of $2.5 million, of which approximately $854,000 was cash and cash equivalents and approximately $1.6 million was restricted cash.

Under the Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich, with the Company retaining the substantial federal, state and local tax NOLs and other tax loss carryforwards, intellectual property and a 95% equity interest in TPHGreenwich. In addition, the maturity date of each of the 77G Mortgage Loan and the 77G Mezzanine Loan was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026. In addition, we were released from all guarantees arising under these loan agreements subsequent to the closing of the Recapitalization Transactions. As part of the amendment, we re-affirmed our guaranty under the Secured Line of Credit.  For a discussion regarding these loan agreements, see Note 8 – Loans Payable and Secured Line of Credit to our consolidated financial statements.

Cash Position

As part of the Recapitalization Transactions, the CCF, 77G Mortgage Loan and 77G Mezzanine Loan were amended and extended, and were transferred to TPHGreenwich.  As of August 13, 2024, our cash and cash equivalents totaled approximately $1.7 million. We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances. If the Asset Management Agreement does not remain in place and the related fees are not increased significantly, the Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations and corporate expenses beyond the next few months, unless we are able to raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern.

Cash Flows

Cash Flows for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Net cash used in operating activities increased by approximately $7.6 million to $5.8 million for the six months ended June 30, 2024 compared to net cash provided by operating activities of $1.8 million for the six months ended June 30, 2023. This increase was mainly due to the Recapitalization Transactions that occurred on February 14, 2024 whereby Trinity transferred assets and liabilities, including restricted cash, to the TPHGreenwich.

Net cash used in investing activities increased by approximately $14.1 million to $6.9 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $7.2 million for the six months ended June 30, 2023.  The cash used in investing activities was due to the Recapitalization Transactions that occurred on February 14, 2024 whereby Trinity transferred cash to TPHGreenwich. The cash provided by investing activities for the six months ended June 30, 2023 was due to $7.2 million in sale proceeds from the sale of our 10% interest in the 250 North 10th joint venture property in February 2023.

Net cash provided by financing activities increased by approximately $22.6 million to $6.9 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $15.7 million for the six months ended June 30, 2023. The increase in net cash provided by financing activities primarily relates to the proceeds from loans and corporate credit facility of approximately $2.5 million as well as the approximate $4.4 million, net of expenses, from the sale of common stock related to the Recapitalization Transactions during the six months ended June 30, 2024, as compared to the approximate $20.5 million in repayments of loans, corporate credit facility and notes payable for the six months ending June 30, 2023 partially offset by $5.0 million in borrowings from the loans, corporate credit facility and secured line of credit for the six months ending June 30, 2023.

Net Operating Losses

Our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million.  As of June 30, 2024,  our U.S. federal NOLs and other tax loss carryforwards, and state NOLs and other tax loss carryforwards were approximately $340.1 million and $311.3 million, respectively, and our New York State and New York City prior NOL conversion subtraction pools were approximately $27.9 million and $22.9 million, respectively.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through June 30, 2024, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $87.9 million was recorded as of June 30, 2024.

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

Our certificate of incorporation includes a provision intended to help preserve certain tax benefits primarily associated with our NOLs. This provision generally prohibits transfers of stock that would result in a person or group of persons becoming a 4.75% stockholder, or that would result in an increase or decrease in stock ownership by a person or group of persons that is an existing 4.75% stockholder. This provision expires by its terms on February 12, 2025, ten years after its adoption.  The Company intends to extend this provision prior to its expiration or implement a similar mechanism to preserve such benefits.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this Quarterly Report on or any supplement to this Quarterly Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	the Company’s limited cash resources, our only source of revenue is an asset management fee, and our reliance on external sources of capital to fund operations in the future, and existing cash and cash equivalents will not be sufficient to fund the Company’s operations and corporate expenses beyond the next few months, unless we are able to raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern;

●	one of our primary business purposes following the Recapitalization Transactions is to act as asset manager for the properties owned by TPHGreenwich in accordance with the terms and conditions of the Asset Management Agreement which can be terminated by TPHGreenwich at any time with or without cause;
●	risks associated with the Company evaluating and potentially consummating a strategic transaction, including the risk that the Company may fail to realize the anticipated benefits of any such transaction;

●	the loss of key personnel upon whom we depend to operate our business, including the departure of Matthew Messinger as president and chief executive officer, would adversely affect our business;
●	our common stock may be delisted;
●	we are eligible to terminate the registration of our common stock under the Exchange Act and cease being a U.S. public company with reporting obligations and we may do so in the near future;
●	we have not generated an operating profit and consequently our business plan is difficult to evaluate and our long-term viability cannot be assured;
●	we are subject to risks associated with TPHGreenwich, including that we may not receive any distributions from TPHGreenwich;
●	we are subject to extensive covenants, and the Investor has many consent and approval rights, under the Stock Purchase Agreement, many of which survive indefinitely following the closing of the Recapitalization Transactions;
●	our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally;
●	our ability to utilize our NOLs to offset future taxable income and capital gains for U.S. Federal, state and local income tax purposes;
●	TPHGreenwich and its subsidiaries are subject to leverage and face risks generally associated with such debt, including an increased risk of default on the such entity’s obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations;
●	covenants in the loan agreements could limit TPHGreenwich’s flexibility and adversely affect our financial condition;
●	the Company Investor is the lender under the CCF, and an affiliate of the Company Investor and JV Investor is the lender under the 77G Mezzanine Loan, which could create a conflict of interest;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City residential real estate market in particular;
●	TPHGreenwich’s ability to enter into new leases and renew existing leases with tenants at the commercial and residential properties;
●	risks associated with the effect that rent stabilization regulations may have on TPHGreenwich’s ability to raise and collect rents;
●	TPHGreenwich’s ability to maintain certain state tax benefits with respect to certain of the properties;
●	TPHGreenwich’s ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of the properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	the effects of new tax laws;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;

●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

Item 4. Controls and Procedures

a)Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

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

We have a limited amount of unrestricted cash and liquidity.   We expect to have insufficient cash and liquidity to pay operating expenses and other obligations beyond the next few months, which would have a material adverse effect on our business and financial condition.  Our liquidity will be further limited if our Asset Management Agreement does not remain in place.  If we are not successful in raising additional capital or entering into a strategic transaction, we will be forced to consider all available alternatives, including filing for bankruptcy protection, liquidating or dissolving.

We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances. If the Asset Management Agreement does not remain in place and the related fees are not increased significantly, the Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations and corporate expenses beyond the next few months, unless we are able to raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern.  There is no assurance that we will be successful in consummating any such strategic transaction or obtaining capital sufficient to meet our operating needs, in each case, on terms or a timeframe acceptable to us or at all.  Even if a strategic transaction and/or other transaction is entered into, the benefits to shareholders, if any, of such transactions are uncertain.  Further, in the event that we are unable to identify or  consummate such transactions, we would be required to evaluate additional alternatives in restructuring our business and our capital structure, including but not limited to, filing for bankruptcy protection, liquidating, dissolving and/or seeking another out-of-court restructuring of our liabilities or liquidation.  See Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 1 - Business to our consolidated financial statements for more information regarding our ability to continue as a going concern and related matters.

Following the departure of our president and chief executive officer, upon whom we have depended to operate our business, there can be no assurance that a replacement principal executive officer will be identified, which would adversely affect our business.

Under the terms of the Amendment to Mr. Messinger’s Employment Agreement, Mr. Messinger agreed to continue his employment as chief executive officer until the filing of this Quarterly Report on Form 10-Q.  The Company is currently evaluating next steps for identifying a new principal executive officer, however no replacement for Mr. Messinger has been identified as of the date of this filing. Given our limited cash position, it will be difficult for the Company to attract a replacement principal executive officer, and there is no assurance that our efforts will be successful.  In addition, under the Sarbanes-Oxley Act, the Company is required to have a principal executive officer certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  If the Company is unable to identify a replacement principal executive officer, it will not be able to make its required filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by us on February 13, 2015).

3.2	Bylaws of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by us on September 19, 2012).
10.1	Amendment to Employment Agreement, dated April 26, 2024, by Trinity Place Holdings Inc. and Matthew Messinger.*
10.2	Consulting Agreement, April 26, 2024, between TPHGreenwich Holdings LLC and Matthew Messinger.*¥
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii)  Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2024 and June 30, 2023, (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023,  (v) Notes to Consolidated Financial Statements and (vi) Cover Page Interactive Data File.

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

TRINITY PLACE HOLDINGS INC.

Date: August 14, 2024	By	/s/ Matthew Messinger
MATTHEW MESSINGER
PRESIDENT and CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date: August 14, 2024	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)