Form 10-Q
period 2024-09-30
Trinity Place Holdings Inc.
filed 2024-11-14
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 14, 2024, there were 65,314,726 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023	4

	Consolidated Statements of Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and the nine months ended September 30, 2023	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2024	2023

ASSETS

Real estate, net	$—	$62,324
Residential condominium units for sale	—	184,561
Cash and cash equivalents	505	264
Restricted cash	743	8,081
Prepaid expenses and other assets, net	38	2,774
Pension asset	1,370	1,370
Receivables	134	356
Deferred rents receivable	—	307
Right-of-use asset	213	519
Intangible assets, net	—	6,952
Total assets	$3,003	$267,508

LIABILITIES

Loans payable, net	$—	$194,628
Corporate credit facility, net	—	40,791
Secured line of credit	—	11,750
Accounts payable and accrued expenses	296	28,273
Accrued professional fees	993	1,545
Lease liability	233	569
Total liabilities	1,522	277,556

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 72,487,481 and 44,965,083 shares issued at September 30, 2024 and December 31, 2023, respectively; 65,314,726 and 38,199,386 shares outstanding at September 30, 2024 and December 31, 2023, respectively	725	450
Additional paid-in capital	150,179	145,301
Treasury stock (7,172,755 and 6,765,697 shares at September 30, 2024 and December 31, 2023, respectively)	(57,676)	(57,637)
Accumulated other comprehensive loss	(1,897)	(2,257)
Accumulated deficit	(89,850)	(95,905)

Total stockholders’ equity (deficit)	1,481	(10,048)

Total liabilities and stockholders’ equity (deficit)	$3,003	$267,508

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Revenues
Rental revenues	$—	$1,460	$798	$4,396
Other income	397	29	890	173
Sales of residential condominium units	—	9,162	1,439	27,483

Total revenues	397	10,651	3,127	32,052

Operating Expenses
Property operating expenses	17	786	454	2,864
Real estate taxes	—	668	363	1,582
General and administrative	1,301	1,511	4,293	4,790
Pension related costs	96	144	361	431
Cost of sales - residential condominium units	—	9,779	1,437	27,257
Transaction related costs	—	—	—	113
Depreciation and amortization	4	1,006	770	3,009

Total operating expenses	1,418	13,894	7,678	40,046

Operating loss	(1,021)	(3,243)	(4,551)	(7,994)

Gain on contribution to joint venture	—	—	20,976	—
Equity in net loss from unconsolidated joint ventures	—	—	(5,962)	(4)
Equity in net gain on sale of unconsolidated joint venture property	—	—	—	3,065
Unrealized gain on warrants	—	14	—	70
Interest expense, net	—	(7,901)	(3,883)	(21,423)
Interest expense - amortization of deferred finance costs	—	(758)	(334)	(2,583)

(Loss) income before taxes	(1,021)	(11,888)	6,246	(28,869)

Tax expense	(51)	—	(191)	(175)

Net (loss) income attributable to common stockholders	$(1,072)	$(11,888)	$6,055	$(29,044)

Other comprehensive income:

Unrealized gain on pension liability	120	119	360	356
Comprehensive (loss) income attributable to common stockholders	$(952)	$(11,769)	$6,415	$(28,688)

(Loss) income per share - basic and diluted	$(0.02)	$(0.31)	$0.10	$(0.76)

Weighted average number of common shares - basic and diluted	65,793	38,789	61,428	38,134

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(In thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of June 30, 2024	71,032	$711	$149,575	(6,943)	$(57,665)	$(88,778)	$(2,017)	$1,826

Net loss attributable to common stockholders	—	—	—	—	—	(1,072)	—	(1,072)
Settlement of stock awards	1,455	14	—	(230)	(11)	—	—	3
Unrealized gain on pension liability	—	—	—	—	—	—	120	120
Stock-based compensation	—	—	604	—	—	—	—	604

Balance as of September 30, 2024	72,487	$725	$150,179	(7,173)	$(57,676)	$(89,850)	$(1,897)	$1,481

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2023	44,965	$450	$145,301	(6,766)	$(57,637)	$(95,905)	$(2,257)	$(10,048)

Net income attributable to common stockholders	—	—	—	—	—	6,055	—	6,055
Sale of common stock	25,112	251	4,142	—	—	—	—	4,393
Settlement of stock awards	2,410	24	—	(407)	(39)	—	—	(15)
Unrealized gain on pension liability	—	—	—	—	—	—	360	360
Stock-based compensation	—	—	736	—	—	—	—	736

Balance as of September 30, 2024	72,487	$725	$150,179	(7,173)	$(57,676)	$(89,850)	$(1,897)	$1,481

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of June 30, 2023	44,804	$448	$145,114	(6,766)	$(57,637)	$(74,042)	$(3,389)	$10,494

Net loss attributable to common stockholders	—	—	—	—	—	(11,888)	—	(11,888)
Settlement of stock awards	66	1	—	—	—	—	—	1
Unrealized gain on pension liability	—	—	—	—	—	—	119	119
Stock-based compensation	—	—	114	—	—	—	—	114

Balance as of September 30, 2023	44,870	$449	$145,228	(6,766)	$(57,637)	$(85,930)	$(3,270)	$(1,160)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2022	43,448	$435	$144,879	(6,541)	$(57,461)	$(56,886)	$(3,626)	$27,341

Net loss attributable to common stockholders	—	—	—	—	—	(29,044)	—	(29,044)
Settlement of warrants	750	8	(5)	—	—	—	—	3
Settlement of stock awards	672	6	—	(225)	(176)	—	—	(170)
Unrealized gain on pension liability	—	—	—	—	—	—	356	356
Stock-based compensation	—	—	354	—	—	—	—	354

Balance as of September 30, 2023	44,870	$449	$145,228	(6,766)	$(57,637)	$(85,930)	$(3,270)	$(1,160)

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$6,055	$(29,044)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization and amortization of deferred finance costs	1,104	5,592
Other non-cash adjustment - paid-in-kind interest	1,466	2,078
Stock-based compensation expense	736	347
Gain on sale of joint venture real estate	—	(3,065)
Gain on contribution to joint venture	(20,976)	—
Deferred rents receivable	12	(71)
Other non-cash adjustments - pension expense	360	(44)
Unrealized gain on warrants	—	(70)
Equity in net loss from unconsolidated joint ventures	5,962	4
Decrease (increase) in operating assets:
Residential condominium units for sale	2,201	19,663
Receivables	(187)	113
Prepaid expenses and other assets, net	291	(925)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(4,121)	4,397
Net cash used in operating activities	(7,097)	(1,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	—	(163)
Transfer of restricted cash	(6,904)	—
Net proceeds from sale of unconsolidated joint venture	—	7,240
Net cash (used in) provided by investing activities	(6,904)	7,077

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	2,526	5,000
Proceeds from secured line of credit	—	2,000
Repayment of loans and corporate credit facility	—	(20,037)
Repayment of note payable	—	(5,863)
Settlement of stock awards	(15)	(170)
Transfer of restricted cash	—	3
Sale of common stock, net	4,393	—
Net cash provided by (used in) financing activities	6,904	(19,067)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,097)	(13,015)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,345	22,055
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,248	$9,040

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$264	$1,548
RESTRICTED CASH, BEGINNING OF PERIOD	8,081	20,507
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$8,345	$22,055

CASH AND CASH EQUIVALENTS, END OF PERIOD	$505	$809
RESTRICTED CASH, END OF PERIOD	743	8,231
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,248	$9,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$915	$10,793
Cash paid during the period for: Taxes	$240	$242

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$—	$78
Capitalized stock-based compensation expense	$—	$7
Transfer of real estate and condominium assets	$244,477	$—
Transfer of loans, credit facility and line of credit	$(251,325)	$—
Transfer of operating assets and liabilities, net	$(14,797)	$—

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2024

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $350.7 million of federal net operating loss carryforwards (“NOLs”) and other tax loss carryforwards at September 30, 2024, as well as approximately $382.7 million of various state and local NOLs and other tax loss carryforwards at September 30, 2024, which can be used to reduce our future taxable income and capital gains.

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

Asset Management Agreement

At the closing of the Recapitalization Transactions, the TPH Manager entered into the Asset Management Agreement with TPHGreenwich. The Asset Management Agreement provides that the TPH Manager agrees to provide certain services in connection with the construction (with respect to 77 Greenwich), management, operation, supervision and maintenance of 77 Greenwich and 237 11th . To compensate TPH Manager for such services, TPHGreenwich will pay an annual management fee to TPH Manager equal to the greater of (x) $400,000 or (y) 1.25% of (i) the outstanding principal balance of the CCF plus (ii) the outstanding principal balance of the 77G Mezzanine Loan, plus (iii) the principal balance of any future fundings of any type under the CCF and/or 77G Mezzanine Loan.

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

In the event Mr. Messinger fails to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich agrees its sole and exclusive remedy will be to terminate TPH Manager without cause on 30 days’ notice. As noted below and previously disclosed, Mr. Messinger transitioned from Chief Executive Officer of the Company (i.e., TPH Manager) to consultant to TPHGreenwich in August 2024.  Mr. Messinger continues to serve as a member of the Board and also, for the time being, as interim principal executive officer for SEC purposes.  As of the date of this filing, TPHGreenwich has not terminated the Asset Management Agreement, however there is no assurance of how long the Asset Management Agreement will remain in effect.

On April 26, 2024, the Company and Mr. Messinger entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, dated as of October 1, 2013, as amended (the “Employment Agreement”), and TPHGreenwich and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the Company agreed to make the following payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until the later of July 31, 2024 or the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, unless extended by the parties (the “Termination Date”), and that he will no longer have the right to terminate the Employment Agreement with Good Reason: (i) $300,000 within seven days of execution of the Amendment, (ii) $300,000 on August 1, 2024 and (iii) $300,000 on November 1, 2024. In addition, on the Termination Date, Mr. Messinger’s unvested restricted stock unit grants vested, and following the Termination Date, the Company will reimburse Mr. Messinger for COBRA continuation coverage for a period of 18 months. These payments, as well as the payments under the Consulting Agreement, will constitute full settlement with regards to any severance payable to Mr. Messinger under the Employment Agreement.  As of September 30, 2024, Mr. Messinger has received $600,000 of these payments.  The last payment due to Mr. Messinger was made subsequent to September 30, 2024.

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

Upon the Termination Date, the Consulting Agreement automatically became effective. Under the Consulting Agreement, Mr. Messinger has agreed to provide certain consulting services as an independent contractor to TPHGreenwich related to the properties owned by TPHGreenwich, in exchange for certain consulting payments as follows: upon the earlier to occur of June 1, 2026 and (i) the sale of the Company’s Paramus property, $200,000, (ii) the sale of 237 11th, located at 237 11th Street, Brooklyn, New York, $800,000, (iii) the receipt of the final certificate of occupancy at 77 Greenwich, located at 77 Greenwich Street, New York, New York, $150,000, (iv) the receipt of the agreement by the builder to complete the façade remediation at 77 Greenwich, $150,000, (v) final completion of the façade remediation at 77 Greenwich, $200,000 and (vi) final resolution of the litigation related to the 237 11th , $400,000. The timing of the payments is conditioned on the existence of Available Cash (as defined in TPHGreenwich’s operating agreement) sufficient to make such payments; provided that TPHGreenwich must create a special reserve for payment of such amounts using the portion of the proceeds of the sale of the 237 11th or 237 11th Litigation distributed to TPHGreenwich by its subsidiaries which constitutes Available Cash. The Consulting Agreement will remain in effect until June 1, 2026, unless sooner terminated in accordance with its terms.

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

With the Company now unencumbered by its real estate and related liabilities, we continue to focus on exploring a range of strategic and financing alternatives to maximize stockholder value and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company previously engaged Houlihan Lokey and Ackman-Ziff to act as advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. There is no assurance that we will be successful in consummating any such strategic transaction on terms or a timeframe acceptable to us or at all.

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

We are applying the hypothetical-liquidation-at-book-value (“HLBV”) method to account for our investment in the TPHGreenwich given the non-pro rata distribution provision in the JV Operating Agreement in favor of Investor. Under the HLBV method we do not record our proportionate share of TPHGreenwich losses.  As such, we will not recognize losses from the joint venture in excess of our investment basis. As of September 30, 2024, our investment in TPHGreenwich has been reduced to $0, and our unrecorded share of suspended losses was approximately $19.2 million.

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

In connection with the Recapitalization Transaction, all assets and liabilities contributed to TPHGreenwich were transferred at fair value.  This resulted in a gain on contribution to joint venture of approximately $21.0 million and was recorded during the three months ended March 31, 2024.

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

i.

Revenue Recognition – Subsequent to the Recapitalization Transactions, we earn a management fee in accordance with the asset Management Agreement.  These fees are recognized in earnings over time in accordance with ASC-606.

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

ASC-740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC-740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC-740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both September 30, 2024 and December 31, 2023, we had determined that no liabilities are required in connection with unrecognized tax positions. As of September 30, 2024, our tax returns for the years ended December 31, 2019 through December 31, 2023 are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2018 through December 31, 2023, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

l.    Earnings (loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount.  There were no shares issuable at September 30, 2024 that had vested but not yet settled that were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three and nine months ended September 30, 2024.  Shares issuable at September 30, 2023 comprising 52,015 restricted stock units that had vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the three and nine months ended September 30, 2023.

m.   Reclassifications – Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

In October 2024, TPHGreenwich exercised the option to extend the maturity date of the Secured Line of Credit to April 15, 2025 and paid it down by $50,000.

The following table provides a summary of the loans held by TPHGreenwich as of September 30, 2024 (in thousands):

Loan Name	Encumbered Asset	Maturity Date	Effective Rate at September 30, 2024	Balance at September 30, 2024

Corporate Credit Facility	N/A	July 2026	10.33%	$58,892
77G Mortgage Loan	77 Greenwich	October 2025	12.83%	$95,075
77G Mezzanine Loan	77 Greenwich	October 2025	14.00%	$60,762
237 11th	237 11th	January 2025	5.46%	$60,000
Secured Line of Credit	Paramus, NJ	April 2025	2.50%	$11,725

The following table summarizes TPHGreenwich’s hedging instruments, all of which hedge variable rate debt, as of September 30, 2024 (in thousands) and are recorded in TPHGreenwich’s financial statements:

	Fair Value Asset as of September 30,	Notional	All-In Capped	Interest Rate Cap Expiration
	2024	Amount	Rate	Date
Interest Rate Caps:
77G Mortgage Loan	$1	$97,000	5.50%	2/15/2025
237 11th Loans	340	$60,000	2.50%	1/9/2025
Included in prepaid expenses and other assets, net	$341

As we did not control the 250 North 10th JV, and do not control TPHGreenwich, we account for the joint ventures under the equity method of accounting.  The balance sheet for the unconsolidated joint venture at September 30, 2024 is as follows (in thousands):

September 30,
2024

ASSETS

Real estate, net	$90,647
Residential condominium units for sale	166,342
Cash and cash equivalents	1,013
Restricted cash	10,301
Tenant and other receivables, net	613
Prepaid expenses and other assets, net	1,464
Intangible assets, net	6,397
Total assets	$276,777

LIABILITIES

Loans Payable, net	$215,837
Corporate credit facility, net	58,892
Secured line of credit	11,725
Accounts payable and accrued expenses	10,515
Total liabilities	296,969

MEMBERS’ EQUITY

Members’ equity	6,276
Accumulated deficit	(26,468)
Total members’ deficit	(20,192)

Total liabilities and members’ deficit	$276,777

Our investment in unconsolidated joint venture	$—

The statements of operations for the unconsolidated joint ventures reflect the operations of 250 N 10th from January 1, 2023 through the date of sale in February 2023 and TPHGreenwich from February 14, 2024 through September 30, 2024, are as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Revenues
Rental revenues	$1,498	$—	$3,761	$1,788
Other income	—	—	40	—
Sales of residential condominium units	9,362	—	11,476	—

Total revenues	10,860	—	15,277	1,788

Operating Expenses
Property operating expenses	853	—	2,545	563
Real estate taxes	675	—	1,776	10
General and administrative	484	—	1,044	—
Cost of sales - residential condominium units	9,456	—	11,697	—
Transaction related costs	—	—	60	—
Amortization	311	—	852	299
Depreciation	419	—	1,050	437

Total operating expenses	12,198	—	19,024	1,309

Operating (loss) income	(1,338)	—	(3,747)	479

Interest expense	(8,331)	—	(21,412)	(483)
Interest expense - amortization of deferred finance costs	—	—	(1,220)	(31)
Interest income - change in fair market value of interest rate swap	(101)	—	(89)	—

Net loss	$(9,770)	$—	$(26,468)	$(35)

Our equity in net loss from unconsolidated joint ventures	$—	$—	$(5,962)	$—

Note 4 – Residential Condominium Units for Sale

Residential condominium units for sale as of December 31, 2023 included 77 Greenwich, and in all cases, excluded costs of development for the residential condominium units at 77 Greenwich that were sold. Closings on residential condominium units started in September 2021 with 44 closings having occurred through September 30, 2024 with 46 remaining units to sell as of November 14, 2024.

Note 5 – Real Estate, Net

As of December 31, 2023, real estate, net, included the following (dollars in thousands):

December 31,
2023

Building and building improvements	$51,141
Tenant improvements	296
Furniture and fixtures	943
Land and land improvements	28,847
81,227
Less: accumulated depreciation	18,903
$62,324

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of December 31, 2023.  Depreciation expense amounted to approximately $207,000 for the period January 1, 2024 through February 14, 2024, and $695,000 and $2.1 million for the three and nine months ended September 30, 2023, respectively.

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

As of December 31, 2023, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $4.1 million at December 31, 2023. Amortization expense amounted to approximately $91,000 for the period January 1, 2024 through February 14, 2024, and $185,000 and $555,000 for the three and nine months ended September 30, 2023, respectively.

77 Greenwich and the New York City School Construction Authority

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.4 million having been paid to us as of September 30, 2024 from the SCA, with approximately $176,000 remaining to be paid to TPHGreenwich. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through September 30, 2024.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final temporary certificate of occupancy (“TCO”) and opened to students in September 2022.  Trinity retained a guarantee of certain obligations with respect to the construction of the school.  As a result of the Recapitalization Transactions, this asset is now held by TPHGreenwich.

Note 6 – Prepaid Expenses and Other Assets, Net

As of September 30, 2024 and December 31, 2023, prepaid expenses and other assets, net, include the following (dollars in thousands):

	September 30,	December 31,
	2024	2023

Prepaid expenses	$36	$1,268
Deferred finance costs warrants	—	2,184
Other	118	1,793
	154	5,245
Less: accumulated amortization	116	2,471
	$38	$2,774

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

Secured Line of Credit

TPHGreenwich, as owner of the Paramus Property (the “Paramus Borrower”) has an $11.73 million secured line of credit that is secured by the Paramus, New Jersey property.   On March 18, 2024, the Paramus Borrower entered into an amendment to the Secured Line of Credit, pursuant to which the maturity date was extended to October 15, 2024, with an option to further extend to April 15, 2025. This extension option was exercised in October 2024.  As part of the amendment, the Company re-affirmed its guaranty under the Secured Line of Credit. The Secured Line of Credit is pre-payable at any time without penalty. The secured line of credit had an outstanding balance of $11.75 million at February 14, 2024 and December 31, 2023, respectively, and an effective interest rate of 2.5% as of February 14, 2024 and December 31, 2023, respectively.

In connection with the Recapitalization Transactions, this loan was assigned to TPHGreenwich.  In connection with the transfer of the loans to TPHGreenwich, the associated unamortized loan costs were fully amortized in Trinity’s consolidated statement of operations.

Interest

Consolidated interest expense, net includes the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Interest expense	$—	$7,901	$3,883	$22,112
Interest capitalized	—	—	—	(689)
Interest expense, net	$—	$7,901	$3,883	$21,423

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

Note 9 – Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006.  At September 30, 2024 and December 31, 2023, we had recorded an overfunded pension balance of approximately $1.4 million, respectively, which is included in pension asset on the accompanying consolidated balance sheets. We have begun the process to terminate the plan under a standard termination.  We may be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities as of the final termination date.

We plan to continue to maintain the Syms pension plan and make all contributions required, if any, under applicable minimum funding rules through the plan termination date.  In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.5 million to the Syms sponsored plan from September 17, 2012 through September 30, 2024. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during the year ended December 31, 2023.

Note 10 – Commitments

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $118,000 for each of the three months ended September 30, 2024 and 2023, respectively, and approximately $348,000 for each of the nine months ended September 30, 2024 and 2023, respectively. The remaining cash lease obligation, excluding any extension options, for our corporate office is approximately $233,000 through March 31, 2025 and is as follow (in thousands):

Future
Minimum
Year Ended	Rentals
2024	$118
2025	116
Total undiscounted lease payments	$234
Discount	(1)
Lease Liability	$233

b.	Legal Proceedings – In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 11 – Income Taxes

As of September 30, 2024, we had federal NOLs and other tax loss carryforwards of approximately $350.7 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. Since 2009 through September 30, 2024, we have utilized approximately $20.1 million of our federal NOLs.  As of September 30, 2024, we also had state NOLs and other tax loss carry forwards of approximately $331.9 million. These state NOLs have various expiration dates through 2042, if applicable. As of September 30, 2024, we also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, we believe it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategy. In recognition of this risk, we have provided a valuation allowance of $88.1 million as of September 30, 2024. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

Note 12 – Stockholders’ Equity

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of September 30, 2024 and December 31, 2023, there were 72,487,481 shares and 44,965,083 shares of common stock issued, respectively, and 65,314,726 shares and 38,199,386 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

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

Note 13 – Stock-Based Compensation

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. Prior to the adoption of the SIP, we granted restricted stock units (“RSUs”) to our executive officers and employees pursuant to individual agreements. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. The SIP initially authorized the issuance of up to 800,000 shares of common stock. In June 2019, our stockholders approved an amendment and restatement of the SIP, including an increase to the number of shares of common stock available for awards under the SIP by 1,000,000 shares, in June 2021, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 1,500,000 shares, in June 2023, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares and in July 2024, our stockholders approved a further increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares.  Our SIP activity as of September 30, 2024 and December 31, 2023 was as follows:

	Nine Months Ended		Year Ended
	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	2,041,643	-	1,057,824	-
Additional shares approved by stockholders	2,000,000	-	2,000,000	-
Granted to employees	(339,000)	$0.11	(381,760)	$0.68
Granted to non-employee directors	(820,937)	$0.12	(253,937)	$0.49
Deferred under non-employee director's deferral program	(881,705)	$0.12	(380,484)	$0.50
Balance available, end of period	2,000,001	-	2,041,643	-

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

During the nine months ended September 30, 2024, we granted 339,000 RSUs to certain employees. These RSUs vest and settle at various times over a two or three year period, subject to each employee’s continued employment. During the three and nine months ended September 30, 2024 approximately $20,000 and $32,000 in stock-based compensation expense related to these shares was amortized in the consolidated statements of operations and comprehensive (loss) income.

Total stock-based compensation expense for the three months ended September 30, 2024 and 2023 totaled $72,000 and $79,000, respectively, of which no amounts, respectively, were capitalized as part of residential condominium units for sale. Total stock-based compensation expense for the nine months ended September 30, 2024 and 2023 totaled $136,000 and $288,000, respectively, of which none and $2,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive (loss) income.

Our RSU activity was as follows:

	Nine Months Ended		Year Ended
	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	547,583	$1.16	527,999	$1.80
Granted RSUs	339,000	$0.11	381,760	$0.68
Vested	(755,583)	$0.79	(362,176)	$1.49
Non-vested at end of period	131,000	$0.31	547,583	$1.16

As of September 30, 2024, there was approximately $24,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2025.

During the nine months ended September 30, 2024, we issued 807,599 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 410,058 shares to provide for the employees’ withholding tax liabilities.

During nine months ended September 30, 2024, we issued 820,937 shares of immediately vested common stock to non-employee directors who received a portion of their annual compensation in shares of the Company’s common stock.

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

During the three months ended September 30, 2024, one non-employee director resigned from the board and received his 781,617 deferred shares which were settled during the same period.  As of September 30, 2024, a total of 917,702 stock units have been deferred under the Deferral Program.

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

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and An Educated Consumer is Our Best Customer® slogan. In addition, we also had approximately $350.7 million of federal net operating loss carryforwards (“NOLs”) and other tax loss carryforwards at September 30, 2024, as well as approximately $382.7 million of various state and local NOLs and other tax loss carryforwards at September 30, 2024, which can be used to reduce our future taxable income and capital gains.

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

In the event Mr. Messinger fails to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich agrees its sole and exclusive remedy will be to terminate TPH Manager without cause on 30 days’ notice. As noted below and previously disclosed, Mr. Messinger transitioned from Chief Executive Officer of the Company (i.e., TPH Manager) to consultant to TPHGreenwich in August 2024.  Mr. Messinger continues to serve as a member of the Board and also, for the time being, as interim principal executive officer for SEC purposes.  While TPHGreenwich has not indicated an intention to terminate the Asset Management Agreement, however there is no assurance of how long the Asset Management Agreement will remain in effect.

On April 26, 2024, the Company and Mr. Messinger entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, dated as of October 1, 2013, as amended (the “Employment Agreement”), and TPHGreenwich and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the Company agreed to make certain payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until the later of July 31, 2024 or the filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2024, unless extended by the parties (the “Termination Date”).  As of September 30, 2024, Mr. Messenger has received $600,000 of these payments. The last payment due to Mr. Messinger was made subsequent to September 30, 2024.  Upon the Termination Date, the Consulting Agreement automatically became effective.  Under the Consulting Agreement, Mr. Messinger has agreed to provide certain consulting services as an independent contractor to TPHGreenwich related to the properties owned by TPHGreenwich, in exchange for certain consulting payments. The Consulting Agreement will remain in effect until June 1, 2026, unless sooner terminated in accordance with its terms.

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

With the Company now unencumbered by its real estate and related liabilities, we continue to focus on exploring a range of strategic and financing alternatives to maximize stockholder value and to engage with parties that have expressed interest in the Company’s attributes and assets and may see the Company as a potential vehicle for growth, with potential opportunities to recapitalize the Company at a lower cost of capital.  The Company previously engaged Houlihan Lokey and Ackman-Ziff to act as advisors in connection with our strategic review process and to assist us in identifying and evaluating potential alternatives, including among others securing an equity and/or debt financing of the Company, refinancing of existing debt, and/or a sale or merger or reverse merger of the Company. The Company has entered into a letter of intent with an unaffiliated third party in connection with a potential strategic transaction.  There is no assurance that we will be successful in consummating any such strategic transaction on terms or a timeframe acceptable to us or at all, with that party or any other party.

On July 30, 2024, the NYSE American announced that it was commencing proceedings to delist the Company’s common stock, and the Company was delisted on August 19, 2024. The Company currently trades on the OTC Markets under the symbol “TPHS.”

Properties

Below is certain information regarding the real estate properties held by TPHGreenwich as of September 30, 2024:

		Building Size
		(estimated		Leased at
		rentable	Number of	September 30,
Property Location	Type of Property	square feet)	Units	2024
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	96%

Total		157,000	105

(1)

77 Greenwich. TPHGreenwich has substantially completed the construction of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House.  As of March 3, 2023, this property had received its temporary certificates of occupancy (“TCOs”) for 100% of the residential condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.)  We have closed on the sale of 44 residential condominium units through September 30, 2024, with 46 remaining units to sell as of November 14, 2024.

We entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee.  An aggregate of $46.4 million had been paid to us by the SCA as of September 30, 2024 with approximately $176,000 remaining to be paid to TPHGreenwich. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through September 30, 2024.  In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA.  The SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats.  The school received its final TCO and opened to students in September 2022.

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

(2) Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) pursuant to a license agreement that began on June 1, 2016, is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2025.  The outparcel building was leased under a short-term license agreement with a tenant whose lease began on October 1, 2023 and ends June 30, 2025.  The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres. TPHGreenwich is currently exploring options with respect to a potential sale of the Paramus property.

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

Lease Expirations

As of September 30, 2024, TPHGreenwich had one retail license at its Paramus property encompassing 73,000 square feet of leased space with annualized rent of $540,000 per year and expiring in March 2025 and a short-term license for the outparcel building began October 1, 2023 and expiring on June 30, 2025.  As of September 30, 2024, TPHGreenwich also had a retail lease at the 237 11th property encompassing 2,006 square feet of leased space with annualized rent of $130,000 per year that expires in 2027, a second retail lease at the 237 11th property encompassing 1,074 square feet of leased space with average annualized rent of $94,506 per year that expires in 2036 and a third retail lease at the 237 11th property encompassing 2,208 square feet of leased space with average annualized rent of $153,366 per year that expires in 2032.  As of September 30, 2024, TPHGreenwich also had a retail lease at 77 Greenwich encompassing 1,061 square feet of leased space with an average annualized rent of $88,085 per year that expires in 2034. All TPHGreenwich’s other leases are residential leases most of which expire within twelve or twenty-four months of the commencement date.

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

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations during the three and nine months ended September 30, 2024 and 2023 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our 2023 Annual Report. As a result of the closing of the Recapitalization Transactions on February 14, 2024, the results of operations and the cash flows for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 may not be comparable.

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

There was no rental revenues for the three months ended September 30, 2024 as compared to total rental revenues of $1.5 million for the three months ended September 30, 2023. This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording all of the rental revenue.  For the three months ended September 30, 2023, rental revenues were approximately $1.4 million and tenant reimbursements were approximately $46,000.

Other income increased by approximately $368,000 to $397,000 for the three months ended September 30, 2024 from $29,000 for the three months ended September 30, 2023.  For the three months ended September 30, 2024, this income represents the management fee earned from TPHGreenwich. For the three months ended September 30, 2023, the income was from the SCA’s construction supervision fee.

There were no sales of residential condominium units at 77 Greenwich for the three months ended September 30, 2024 as compared to $9.2 million for the three months ended September 30, 2023.  This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the sales of residential condominium units. We closed on three residential condominium units during the three months ended September 30, 2023. Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors.

Property operating expenses decreased by approximately $769,000 to $17,000 for the three months ended September 30, 2024 from $786,000 for the three months ended September 30, 2023. The decrease in property operating expenses was due to the Recapitalization Transactions mentioned above as most of the operating expenses are recorded at TPHGreenwich.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

There was no real estate tax expense for the three months ended September 30, 2024 as compared to $668,000 for the three months ended September 30, 2023. The decrease in real estate tax expense was due to the Recapitalization Transactions mentioned above as real estate tax expenses are recorded at TPHGreenwich.  Real estate tax expense is predominately for 77 Greenwich and to a lesser extent for 237 11th and the Paramus, New Jersey property.

General and administrative expenses decreased by approximately $210,000 to $1.3 million for the three months ended September 30, 2024 from $1.5 million for the three months ended September 30, 2023. For the three months ended

September 30, 2024, approximately $71,000 related to stock-based compensation, $738,000 related to payroll and payroll related expenses, $355,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $137,000 related to legal, accounting and other professional fees.  For the three months ended September 30, 2023, approximately $79,000 related to stock-based compensation, $609,000 related to payroll and payroll related expenses, $464,000 related to other corporate expenses, including board fees, corporate office rent and insurance and $359,000 related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $48,000 to $96,000 for the three months ended September 30, 2024 from $144,000 for the three months ended September 30, 2023.  These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 9 – Pension Plan to our consolidated financial statements for further information).

There was no cost of sales – residential condominium units at 77 Greenwich for the three months ended September 30, 2024 as compared to $9.8 million for the three months ended September 30, 2023.  This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the cost of sales of residential condominium units. We closed on three residential condominium units during the three months ended September 30, 2023. Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors.

Depreciation and amortization decreased by approximately $1.0 million to $4,000 for the three months ended September 30, 2024 from $1.0 million for the three months ended September 30, 2023.  The decrease in depreciation and amortization expense was due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the depreciation and amortization expense.  For the three months ended September 30, 2024, depreciation and amortization expense consisted of depreciation for the corporate office furniture, fixtures and computer equipment.  For the three months ended September 30, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $284,000, depreciation for 237 11th of approximately $416,000, the amortization of lease commissions and acquired in-place leases of approximately $192,000 for 237 11th, and amortization of warrants of approximately $114,000.

Unrealized gain on warrants was $14,000 for the three months ended September 30, 2023. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

There was no interest expense for the three months ended September 30, 2024 as compared to $7.9 million for the three months ended September 30, 2023. This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the interest expense.  For the three months ended September 30, 2023, there was approximately $7.9 million of gross interest expense incurred and no amounts were capitalized into residential condominium units for sale.

There was no interest expense - amortization of deferred finance costs for the three months ended September 30, 2024 as compared to $758,000 for the three months ended September 30, 2023.  This is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the amortization of deferred finance costs.

We recorded $51,000 in tax expense for the three months ended September 30, 2024 and no expense for the three months ended September 30, 2023.

Net loss attributable to common stockholders decreased approximately $10.8 million to $1.1 million for the three months ended September 30, 2024 as compared to $11.9 million for the three months ended September 30, 2023.  This is a result of the changes discussed above.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Rental revenues in total decreased by approximately $3.6 million to $798,000 for the nine months ended September 30, 2024 from $4.4 million for the nine months ended September 30, 2023. This consisted of a decrease in rent revenues of approximately $3.5 million to $741,000 for the nine months ended September 30, 2024 from $4.2 million for the nine months ended September 30, 2023, as well as a decrease in tenant reimbursements of approximately $100,000 to $57,000 for the nine months ended September 30, 2024 from $157,000 for the nine months ended September 30, 2023. The decrease in total rental revenues and its related components was mainly due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the rental revenues.

Other income increased by approximately $717,000 to $890,000 for the nine months ended September 30, 2024 from $173,000 for the nine months ended September 30, 2023.  For the nine months ended September 30, 2024, this income represents the management fee earned from TPHGreenwich. For the nine months ended September 30, 2023, this income was made up of a contractual payment received as a result of the cancelation of the purchase and sale agreement for the Paramus, New Jersey property in January 2023, as well as the SCA’s construction supervision fee.

Sales of residential condominium units at 77 Greenwich decreased by approximately $26.1 million to $1.4 million for the nine months ended September 30, 2024 from $27.5 million for the nine months ended September 30, 2023.  We closed on one and 10 residential condominium units during the nine months ended September 30, 2024 and 2023, respectively. The decrease in total sales of residential condominium units at 77 Greenwich was due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the sales of residential condominium units. Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors.

Property operating expenses decreased by approximately $2.4 million to $454,000 for the nine months ended September 30, 2024 from $2.9 million for the nine months ended September 30, 2023. The decrease in property operating expenses was mainly due to the Recapitalization Transactions mentioned above, and to a lesser extent lower marketing and operating costs at 77 Greenwich due to nine fewer residential condominium units having closed.  This was partially offset by no capitalized operating costs associated with 77 Greenwich during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.  Property operating expenses consisted primarily of expenses incurred for utilities, payroll, and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense decreased by approximately $1.2 million to $363,000 for the nine months ended September 30, 2024 from $1.6 million for the nine months ended September 30, 2023. The decrease in real estate tax expense was due to the Recapitalization Transactions mentioned above as real estate tax expenses are recorded at TPHGreenwich.  There were also less unsold residential condominium units paying real estate taxes which was partially offset by higher assessed values for the unsold residential condominium units and there was less capitalized real estate tax expenses for those units at 77 Greenwich for the nine months ended September 30, 2024 as compare to the nine months ended September 30, 2023.

General and administrative expenses decreased by approximately $497,000 to $4.3 million for the nine months ended September 30, 2024 from $4.8 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, approximately $136,000 related to stock-based compensation, $2.3 million related to payroll and payroll related expenses, $1.2 million related to other corporate expenses, including board fees, corporate office rent and insurance and $656,000 related to legal, accounting and other professional fees.  For the nine months ended September 30, 2023, approximately $286,000 related to stock-based compensation, $1.9 million related to payroll and payroll related expenses, $1.3 million related to other corporate expenses, including board fees, corporate office rent and insurance and $1.3 million related to legal, accounting and other professional fees.

Pension related costs decreased by approximately $70,000 to $361,000 for the nine months ended September 30, 2024 compared to $431,000 for the nine months ended September 30, 2023. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 9 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units decreased by approximately $25.8 million to $1.4 million for the nine months ended September 30, 2024 from $27.3 million for the nine months ended September 30, 2023. We closed on one and 10 residential condominium units during the nine months ended September 30, 2024 and 2023, respectively. This decrease in costs of sales is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the cost of sales of residential condominium units.  Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units.  Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors.

Depreciation and amortization decreased by approximately $2.2 million to $770,000 for the nine months ended September 30, 2024 from $3.0 million for the nine months ended September 30, 2024.  The decrease in depreciation and amortization expense was mainly due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the depreciation and amortization expense.    For the nine months ended September 30, 2024, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $208,000, the amortization of lease commissions and acquired in-place leases of approximately $96,000 for 237 11th , the amortization of warrants of approximately $452,000 and depreciation for the corporate office furniture, fixtures and computer equipment of $14,000.  For the nine months ended September 30, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $845,000, depreciation for 237 11th of approximately $1.2 million, the amortization of lease commissions and acquired in-place leases of approximately $577,000 for 237 11th, and amortization of warrants of approximately $342,000.

Gain on contribution to joint venture was approximately $21.0 million for the nine months ended September 30, 2024 and represents the gain in the value of the Company relating to the Recapitalization Transactions that closed on February 14, 2024.

Equity in net loss from unconsolidated joint ventures was approximately $6.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, equity in net loss from unconsolidated joint venture represented the impact of our contribution to the joint venture on February 14, 2024.  For the nine months ended September 30, 2023, equity in net loss from unconsolidated joint ventures represented our 10% share in 250 North 10th, which was sold in February 2023. For the nine months ended September 30, 2023, our share of the net loss is primarily comprised of operating income before depreciation of $121,000 offset by depreciation and amortization of $77,000 and interest expense of $48,000 for 250 North 10th.

Equity in net gain on sale of unconsolidated joint venture property of $3.1 million for the nine months ended September 30, 2023 represents the February 2023 sale of our interest in the joint venture that owned 250 North 10th to our joint venture partner resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan, where we recognized an approximate $3.1 million gain.

Unrealized gain on warrants was $70,000 for the nine months ended September 30, 2023. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net decreased by approximately $17.5 million to $3.9 million for the nine months ended September 30, 2024 from $21.4 million for the nine months ended September 30, 2023. The decrease in interest expense was due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the interest expense.  For the nine months ended September 30, 2024, there was approximately $3.9 million of gross interest expense incurred and no amounts were capitalized into residential condominium units for sale. For the nine months ended September 30, 2023, there was approximately $22.1 million of gross interest expense incurred, $689,000 of which was capitalized into residential condominium units for sale.

Interest expense - amortization of deferred finance costs decreased by approximately $2.3 million to $334,000 for the nine months ended September 30, 2024 from $2.6 million for the nine months ended September 30, 2023 which was principally due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the amortization of deferred finance costs.

We recorded $191,000 in tax expense for the nine months ended September 30, 2024 compared to $175,000 for the nine months ended September 30, 2023.

Net income attributable to common stockholders increased by approximately $35.1 million to $6.1 million for the nine months ended September 30, 2024 from a net loss of $29.0 million for the nine months ended September 30, 2023.  This is a result of the changes discussed above, principally due to the gain on disposition recognized from the Recapitalization

Transactions mentioned above, and interest expense, partially offset by equity in net loss from unconsolidated joint ventures.

Liquidity and Capital Resources

As of September 30, 2024, we had total cash and restricted cash of $1.3 million, of which approximately $505,000 was cash and cash equivalents and approximately $743,000 was restricted cash.

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

Cash Position

As part of the Recapitalization Transactions, the CCF, 77G Mortgage Loan and 77G Mezzanine Loan were amended and extended, and were transferred to TPHGreenwich.  As of November 13, 2024, our cash and cash equivalents totaled approximately $600,000. We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances. If the Asset Management Agreement does not remain in place and the related fees are not increased significantly, the Company’s cash and cash equivalents will not be sufficient to fund the Company’s operations and corporate expenses beyond the next few months, unless we are able to raise additional capital or enter into a strategic transaction, creating substantial doubt about our ability to continue as a going concern.

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Net cash used in operating activities increased by approximately $6.1 million to $7.1 million for the nine months ended September 30, 2024 compared to $1.0 million for the nine months ended September 30, 2023. This increase was mainly due to the Recapitalization Transactions that occurred on February 14, 2024 whereby Trinity transferred assets and liabilities, including restricted cash, to the TPHGreenwich.

Net cash used in investing activities increased by approximately $14.0 million to $6.9 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $7.1 million for the nine months ended September 30, 2023.  The cash used in investing activities was due to the Recapitalization Transactions that occurred on February 14, 2024 whereby Trinity transferred cash to TPHGreenwich. The cash provided by investing activities for the nine months ended September 30, 2023 was due to $7.2 million in sale proceeds from the sale of our 10% interest in the 250 North 10th joint venture property in February 2023.

Net cash provided by financing activities increased by approximately $26.0 million to $6.9 million for the nine months ended September 30, 2024 compared to net cash used in financing activities of $19.1 million for the nine months ended September 30, 2023. The increase in net cash provided by financing activities primarily relates to the proceeds from loans and corporate credit facility of approximately $2.5 million as well as the approximate $4.4 million, net of expenses, from the sale of common stock related to the Recapitalization Transactions during the nine months ended September 30, 2024, as compared to the approximate $25.9 million in repayments of loans, corporate credit facility and notes payable for the nine months ending September 30, 2023 partially offset by $7.0 million in borrowings from the loans, corporate credit facility and secured line of credit for the nine months ending September 30, 2023.

Net Operating Losses

Our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million.  As of September 30, 2024,  our U.S. federal NOLs and other tax loss carryforwards, and state NOLs and other tax loss carryforwards were approximately $350.7 million and $331.9 million, respectively, and our New York State and New York City prior NOL conversion subtraction pools were approximately $27.9 million and $22.9 million, respectively.  In connection with the conveyance of the school condominium to the SCA, we applied approximately $11.6 million of federal NOLs against taxable capital gains of approximately $18.5 million.  Since 2009 through September 30, 2024, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $88.1 million was recorded as of September 30, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

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

Under the terms of the Amendment to Mr. Messinger’s Employment Agreement, Mr. Messinger agreed to continue his employment as chief executive officer until the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, and he transitioned from Chief Executive Officer of the Company to consultant to TPHGreenwich in August 2024.  Mr. Messinger continues to serve as a member of the Board and also, for the time being, as interim principal executive officer for SEC purposes. The Company is currently evaluating next steps for identifying a new principal executive officer, however no replacement for Mr. Messinger has been identified as of the date of this filing. Given our limited cash position, it will be difficult for the Company to attract a replacement principal executive officer, and there is no assurance that our efforts will be successful.  In addition, under the Sarbanes-Oxley Act, the Company is required to have a principal executive officer certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  If the Company is unable to identify a replacement principal executive officer, it will not be able to make its required filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted as inline XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii)  Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and September 30, 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023,  (v) Notes to Consolidated Financial Statements and (vi) Cover Page Interactive Data File.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PLACE HOLDINGS INC.

Date: November 14, 2024	By	/s/ Steven Kahn
STEVEN KAHN
CHIEF FINANCIAL OFFICER
(Duly Authorized Officer and Principal Financial Officer)