Form 10-K
period 2024-12-31
Trinity Place Holdings Inc.
filed 2025-03-24
CIK 724742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ⌧

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,120,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.

Yes ⌧ No ◻

As of March 24, 2025, there were 66,247,266 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Index

PART I

Item 1.  BUSINESS

Overview

Trinity Place Holdings Inc., which we refer to in this Annual Report on Form 10-K as “Trinity, ” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. As part of a series of transactions described below, on February 14, 2024, TPHGreenwich Holdings LLC (“TPHGreenwich”), a previously 100% owned subsidiary of ours, became owned 95% by us, with an affiliate of the lender under our corporate credit facility (the “Corporate Credit Facility” or “CCF”) owning a 5% interest in, and acting as manager of, such entity. The Company’s  real estate assets and related liabilities were transferred to TPHGreenwich on February 14, 2024 and TPHGreenwich now holds, subject to the subsequent sales as described below, (i) the property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school (ii) a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and (iii) a property occupied by retail tenants in Paramus, New Jersey (the “Paramus Property).

On February 4, 2025, TPHGreenwich sold the Paramus Property for a gross sales price of $15.6 million. After repayment of the underlying loan of $11.7 million and closing costs, TPHGreenwich received approximately $2.9 million in net sale cash proceeds.  The Company’s guarantee of the loan underlying the Paramus Property was retired upon the sale.

On March 14, 2025, TPHGreenwich sold 237 11th for a gross sales price of $68.5 million. After repayment of the underlying loan of $60.0 million and closing costs, TPHGreenwich received approximately $6.0 million in net sale cash proceeds.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and the An Educated Consumer is Our Best Customer® slogan.

Recapitalization Transactions

On February 14, 2024, we consummated the transactions contemplated by the Stock Purchase Agreement, dated as of January 5, 2024 (as amended, the “Legacy Stock Purchase Agreement”), between the Company, TPHS Lender LLC, the lender under the Company’s Corporate Credit Facility (“TPHS Lender”) and TPHS Investor LLC, an affiliate of TPHS Lender (the “JV Investor”, and together with the TPHS Lender, the “Legacy Investor”), pursuant to which (i) Legacy Investor purchased 25,112,245 shares of common stock, par value $0.01 per share of the Company (the “Legacy Investor Shares”) for a purchase price of $0.30 per share, (ii) the Company and the JV Investor entered into an amended and restated limited liability company operating agreement of TPHGreenwich (the “JV Operating Agreement”), pursuant to which the JV Investor was appointed the initial manager of, and acquired a five percent (5%) interest in, TPHGreenwich, as described in more detail below, and TPHGreenwich continues to own, indirectly, all of the real property assets and liabilities formerly held by the Company, and (iii) TPHGreenwich entered into an asset management agreement (the “Asset Management Agreement”) with a newly formed subsidiary of the Company (the “TPH Manager”), pursuant to which TPHGreenwich hired the TPH Manager to act as the asset manager for TPHGreenwich for an annual management fee, as described in more detail below (collectively, the “Recapitalization Transactions”).

Under the Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility were deconsolidated and became part of TPHGreenwich, with the Company retaining the intellectual property and a 95% equity method investment in TPHGreenwich. In addition, the maturity date of each of the mortgage loan agreement (the “77G Mortgage Loan”) and mezzanine loan agreement (the “77G Mezzanine Loan”) for 77 Greenwich, both of which were assumed by TPHGreenwich, was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026.

In connection with the Steel Partners transaction in February 2025 (as defined and described below), the Legacy Stock Purchase Agreement was partially terminated by the Company and the TPHS Lender (including and cancellation of the TPHS Lender’s right to receive penny warrants of the Company equivalent to 5% of the Company’s Common Stock), except for provisions of the Legacy Stock Purchase Agreement which would cause an impairment or termination of the TPHS Lender’s representation and warranty insurance policy obtained.

Joint Venture Agreement

At the closing of the Recapitalization Transactions, the Company and the JV Investor entered into the JV Operating Agreement, with the Company owning 95% of the ownership interests in TPHGreenwich and the JV Investor owning 5% of the ownership interests in TPHGreenwich. Distributions under the JV Operating Agreement first go to the Legacy Investor until the JV Investor has received its initial distribution amount in full (which initial distribution amount is the sum of (v) all amounts due under the CCF and 77G Mezzanine Loan, (w) all amounts due in connection with any additional TPHGreenwich debt financing provided by the Legacy Investor or its affiliate, (x) Legacy Investor’s initial capital contribution, and (y) any additional capital contributions made by Legacy Investor), then distributed pro rata pursuant to the members’ respective percentage interests in TPHGreenwich.

JV Investor, in its capacity as manager of TPHGreenwich, will manage, control and conduct the affairs of TPHGreenwich, subject only to certain major decisions set forth in the JV Operating Agreement. Major decisions are (1) entering into any transaction with or for the benefit of Legacy Investor or its affiliate, other than any transaction involving Legacy Investor or its affiliate providing debt and/or equity to the Company as set forth in the JV Operating Agreement or any arms-length transaction, (2) any amendment or modification of the JV Operating Agreement or any operating agreement of a subsidiary company of TPHGreenwich, or any other agreement with the Company or a subsidiary company of TPHGreenwich if such amendment would materially adversely affect the rights or obligations of the Company in a manner that is disproportionate to the JV Investor, (3) any tax or accounting matter decision relating to net operating losses (“NOLs”) that would be materially adverse to the Company but not the JV Investor, and (4) the admission of any other member to TPHGreenwich or its subsidiary except as permitted under the JV Operating Agreement.

Under the JV Operating Agreement, the Company retained oversight of the Paramus Property and had the sole and exclusive right to manage and make decisions regarding the Paramus Property, subject to (i) the Company Investor’s right to approve any purchase and sale agreement for the Paramus Property that may be entered into in accordance with the terms and conditions of the Stock Purchase Agreement; (ii) the JV Investor’s right to approve any material modifications of such purchase and sale agreement for the Paramus Property, and (iii) the JV Investor’s right to approve any dissolution of the owner of the Paramus Property. The Paramus Property was subsequently sold on February 4, 2025.

The Company’s liability under any cause of action arising from or in connection with the JV Operating Agreement is limited to its interest in TPHGreenwich.

In connection with the Steel Partners Transaction (as defined and described below), the Company and the JV Investor entered into an Amended and Restated JV Operating Agreement (the “Amended and Restated JV Operating Agreement”) that among other things, removed any Company decision-making and/or consent rights with respect to the Paramus Property and TPHGreenwich and (b) released the TPHGreenwich’s obligation to pay, call capital and/or otherwise reserve for any such D&O insurance coverage (including insurance tail coverage) and the Legacy’s Investor’s obligation to hold back proceeds from the sale of property for any insurance policies of the Company. In addition, Amended and Restated JV Operating Agreement provides that the Company can, at any time after May 19, 2025, convey all of the Company’s 95% ownership interest in TPHGreenwich and its right to distributions under the Amended and Restated JV Operating Agreement, into a trust established for the benefit of the Company’s shareholders of record on a date to be determined.

Asset Management Agreement

At the closing of the Recapitalization Transactions, the TPH Manager entered into the Asset Management Agreement with TPHGreenwich. The Asset Management Agreement provides that the TPH Manager agrees to provide certain services in connection with the construction (with respect to 77 Greenwich), management, operation, supervision and maintenance of 77 Greenwich and 237 11th. To compensate TPH Manager for such services, TPHGreenwich provides for an annual management fee to TPH Manager equal to the greater of (x) $400,000 or (y) 1.25% of (i) the outstanding principal balance of the CCF plus (ii) the outstanding principal balance of the 77G Mezzanine Loan, plus (iii) the principal balance of any future fundings of any type under the CCF and/or 77G Mezzanine Loan.

Under the terms of the Asset Management Agreement, in the event Mr. Messinger failed to be involved in the day-to-day operations of the TPH Manager pursuant to the Asset Management Agreement, TPHGreenwich agreed its sole and exclusive remedy would be to terminate TPH Manager without cause on 30 days’ notice. As noted below and previously disclosed, Mr. Messinger transitioned from Chief Executive Officer of the Company (i.e., TPH Manager) to consultant to TPHGreenwich in August 2024.

On April 26, 2024, the Company and Mr. Messinger entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, dated as of October 1, 2013, as amended (the “Employment Agreement”), and TPHGreenwich and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the Company agreed to make the following payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until the later of July 31, 2024 or the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, unless extended by the parties (the “Termination Date”), and that he will no longer have the right to terminate the Employment Agreement with Good Reason: (i) $300,000 within seven days of execution of the Amendment, (ii) $300,000 on August 1, 2024 and (iii) $300,000 on November 1, 2024. In addition, on the Termination Date, Mr. Messinger’s unvested restricted stock unit grants vested, and following the Termination Date, the Company will reimburse Mr. Messinger for COBRA continuation coverage for a period of 18 months. These payments, as well as the payments under the Consulting Agreement, will constitute full settlement with regards to any severance payable to Mr. Messinger under the Employment Agreement. As of December 31, 2024, Mr. Messinger had received 100% of these payments.

Upon the Termination Date, the Consulting Agreement automatically became effective. Under the Consulting Agreement, Mr. Messinger has agreed to provide certain consulting services as an independent contractor to TPHGreenwich related to the properties owned by TPHGreenwich, in exchange for certain consulting payments as follows: upon the earlier to occur of June 1, 2026 and (i) the sale of the Company’s Paramus property, $200,000, (ii) the sale of 237 11th, located at 237 11th Street, Brooklyn, New York, $800,000, (iii) the receipt of the final certificate of occupancy at 77 Greenwich, located at 77 Greenwich Street, New York, New York, $150,000, (iv) the receipt of the agreement by the builder to complete the façade remediation at 77 Greenwich, $150,000, (v) final completion of the façade remediation at 77 Greenwich, $200,000 and (vi) final resolution of the litigation related to the 237 11th, $400,000. The timing of the payments is conditioned on the existence of Available Cash (as defined in TPHGreenwich’s operating agreement) sufficient to make such payments; provided that TPHGreenwich must create a special reserve for payment of such amounts using the portion of the proceeds of the sale of the 237 11th or 237 11th Litigation distributed to TPHGreenwich by its subsidiaries which constitutes Available Cash. The Consulting Agreement will remain in effect until June 1, 2026, unless sooner terminated in accordance with its terms.

In connection with the Steel Partners Transaction (as defined and described below), the parties to the Asset Management Agreement mutually agreed to terminate the Asset Management Agreement, effective upon 45 days following the closing of the Steel Partners Transaction, or April 4, 2025. TPH Manager has agreed to provide TPHGreenwich transitionary services pursuant to the Asset Management Agreement through the termination date.

Steel Partners Transaction

On February 5, 2025 (the “SPA Effective Date”), the Company entered into a stock purchase agreement (the “Steel Stock Purchase Agreement”) with TPHS Lender and Steel IP Investments, LLC (the “Steel Purchaser”), an affiliate of Steel Partners Holdings L.P. (“Steel Partners”), pursuant to which the Steel Purchaser agreed to purchase from TPHS Lender, and TPHS Lender agreed to sell to Steel Purchaser, 25,862,245 shares of Common Stock of the Company (such shares are referred to collectively herein as the “Steel Shares”) in accordance with the terms and conditions of the Steel Stock Purchase Agreement. The aggregate consideration payable to TPHS Lender was $2,586,200 for the Steel Shares and certain agreements pursuant to the Steel Stock Purchase Agreement.

On February 18, 2025 (the “Steel Closing”), at the closing of the transactions contemplated by the Steel Stock Purchase Agreement, the Company, TPHS and the Steel Purchaser entered into certain ancillary agreements referenced above and below, including the Amended and Restated JV Operating Agreement and the Steel Purchaser Stockholders’ Agreement. The transactions contemplated by the Steel Stock Purchase Agreement are herein referred to as the “Steel Partners Transaction.” The Company consummated the Steel Partner Transaction with a view toward, among other things, achieving significant operational synergies, including through the use of Steel Partners’ corporate services and participation in Steel Partners operational excellence programs.

Steel Purchaser Stockholders’ Agreement

On the SPA Effective Date and in connection with the Steel Partners Transaction, the Company and the Steel Purchaser entered into a shareholder rights agreement (the “Steel Purchaser Stockholders’ Agreement”), which became effective upon the Steel Closing.

The Steel Purchaser Stockholders’ Agreement contains various covenants including, among others:

●	The Company will take all necessary corporate actions and obtain all necessary approvals so that, as of the Steel Closing, the Company’s board of directors (the “Board”) consists of five (5) members, who will initially be: (i) Jack L. Howard (Chairman), (ii)Alexander C. Matina, (iii) Joseph Martin, (iv) Jeffrey S. Wald, and (v) Joanne M. Minieri. Subsequently, the Company has agreed that so long as Steel Purchaser owns at least 20% of the Company’s outstanding capital stock, the Company will take all action reasonably necessary to cause the Board to remain at five (5) members, which shall include (A) one (1) director who shall qualify as independent and is mutually agreed upon by Steel Purchaser and the Company and (B) two (2) directors designated solely by Steel Purchaser.
●	As of the Steel Closing, Matthew Messinger will act as an observer of the Board until the earlier of (i) his voluntary resignation as an observer of the Board and (ii) the Board’s determination to remove Mr. Messinger as an observer of the Board.
●	So long as at least ten percent (10%) of the Company’s total issued and outstanding Common Stock continues to be traded on OTC Pink Market, the Company will use commercially reasonable best efforts to, and Steel Purchaser agrees to provide management services to assist the Company to, prepare and publish the information as contemplated by Rule 144(c) of the Securities Act of 1933, as amended, including: (i) within 45 days following each quarter of each fiscal year and (ii) within 90 days following each fiscal year of the Company, (A) a consolidated balance sheet, (B) consolidated statements of operations and comprehensive income and of cash flows, and, as applicable, a comparison between (x) the actual amounts as of and for such period and (y) the comparable amounts for the prior corresponding period, with an explanation of any material differences between such amounts, and (C) a consolidated statement of stockholders’ equity; in each case, prepared in accordance with GAAP and, in the case of annual financial statements, audited and certified by independent public accountants of recognized standing selected by the Company.
●	On or prior to the Steel Closing, the Company will amend its bylaws (as currently in effect as of the date hereof, the “Bylaws”), to provide for the ability of shareholders holding at least an aggregate of 15% of the Company’s outstanding Common Stock to call a special meeting of the shareholders of the Company (the “Bylaws Amendment”). Following the effectiveness of the Bylaws Amendment, the Company will not further amend the Bylaws without the prior written consent of the Steel Purchaser, not to be unreasonably withheld, conditioned or delayed.

As previously disclosed, the changes to the Board discussed above became effective upon the Steel Closing. In addition, the Bylaws Amendment was effective as of closing.

Secured Promissory Note

In connection with the Steel Partners Transaction, on February 18, 2025, the Company issued a Senior Secured Promissory Note (the “Steel Promissory Note”) to Steel Connect, LLC (the “Steel Lender”), an affiliate of Steel Partners and Steel Purchaser, pursuant to which the Company may borrow up to $5.0 million from the Steel Lender. The Steel Promissory Note is secured by a pledge of all of the assets of the Company. As of March 24, 2025, $1.0 million was outstanding under the Steel Promissory Note.

Management’s Plans and Objectives

Following the Recapitalization Transactions and the Steel Transaction, our primary business is owning a variety of intellectual property assets focused on the consumer sector, as well as a 95% interest in TPHGreenwich which is accounted for as an equity method investment. As discussed herein, we may distribute the interest in TPHGreenwich to our shareholders in 2025. At the same time, we are implementing various cost efficiencies using proven business optimization practices in partnership with Steel Partners and exploring potential business expansions and alternatives in order to maximize stockholder value. These may include, for example, acquisition of additional business assets, contribution by Steel or a third party of additional business assets to Trinity, or other business combinations. There is no assurance that we will successfully complete any such acquisition, contribution, or combination, or that any such transaction will be successful.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to our ability to continue as a going concern.

Competition

The markets in which the properties owned through our investment in TPHGreenwich are located are inherently competitive. With respect to the operating properties currently located in Brooklyn, New York, TPHGreenwich is competing for some of the same tenants, contractors and lenders. Competitive factors with respect to 77 Greenwich may have a more material effect on TPHGreenwich as it is its most significant real estate asset. Various municipal entities are making and have indicated an intent to continue to make significant investments in the immediate vicinity of 77 Greenwich to support the growth of the downtown Manhattan neighborhood as a vibrant 24/7 community to work, live and visit. Several privately funded commercial and residential developments have been or are being constructed or have been proposed and office buildings are being converted to residential use to take advantage of the increasing desirability of the neighborhood. The impact of these changing supply and demand characteristics is uncertain, and they could positively or negatively impact the plan to maximize the value of 77 Greenwich.

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

Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopment projects that a potential purchaser would want to undertake with respect to any particular parcel of real estate we owned. Such laws, ordinances and regulations also govern emissions from and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and management of certain properties, we and/or TPHGreenwich could be held liable for the costs of remedial action with respect to these regulated substances or related claims.

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

Human Capital Resources

As of December 31, 2024, we had a total of four employees, all of which were full-time in executive, management, finance, accounting, operations and administrative capacities.

General Information about Trinity

Trinity is incorporated in Delaware. Trinity maintains its headquarters at 340 Madison Avenue, Suite 3C, New York, New York, 10173, and the telephone number is (212) 235-2190. Following the expiration of its lease on March 31, 2025, the Company’s principal place of business will be 590 Madison Avenue, 32nd floor, New York, NY, 10022.

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

Risk Factors Related to the Company

After the Steel Transaction, we have limited cash resources, our only source of funds is the Steel Promissory Note, and are reliant on external sources of capital to fund ongoing operations.

Our prior revenue generating activities did not produce sufficient funds for profitable operations and working capital. Accordingly, our continued operation will require raising additional capital on acceptable terms. We have relied and will continue to rely substantially upon equity and debt financing and draws under the Steel Promissory Note to fund our ongoing operations. There can be no assurance that additional sources of capital will be available to us on commercially favorable terms. In addition, our inability to access the capital markets on favorable terms, because of a low stock price, unfavorable market conditions or otherwise, will affect our ability to execute our business plan as scheduled. If we are unable to raise capital on market terms, our ability to run our operations and/or grow through new acquisitions and investments, and thus become profitable, will be materially adversely impacted.

We have not generated an operating profit and consequently our business plan is difficult to evaluate and our long-term viability cannot be assured.

Since our formation, we have generated limited revenues and had negative cash flow from operations. The development of our business plan has required, and may continue to require, substantial capital expenditures. There can be no assurance that our business will be successful, that we will be able to achieve or maintain a profitable operation, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

We are subject to risks associated with TPHGreenwich, including that we may not receive any distributions from TPHGreenwich.

Joint venture investments involve risks not otherwise present for investments made or owned solely, including the possibility that our joint venture partner might become bankrupt, or may take action contrary to our instructions, requests, policies or objectives. We own a 95% interest in TPHGreenwich, with the JV Investor owning the other 5% interest. However, under the Amended and Restated JV Operating Agreement, JV Investor, in its capacity as manager of TPHGreenwich, manages, controls and conducts the affairs of TPHGreenwich, subject only to certain limited major decisions set forth in the Amended and Restated JV Operating Agreement. In addition, distributions under the Amended and Restated JV Operating Agreement first will be paid to the Investor until it has received its initial distribution amount in full (including, but not limited to, all amounts due under the CCF and 77G Mezzanine Loan), following which such distributions will be distributed pro rata pursuant to the members’ respective percentage interests in TPHGreenwich.

The Company may not receive any distributions from TPHGreenwich, including if the JV Investor does not receive repayment of its initial distribution amount in full or if the Asset Management Agreement is terminated, which would have a material adverse effect on our results of operations, liquidity and financial condition.

TPHGreenwich’s revenues and the value of its portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally.

We are subject to the general risks of investing in leasable real estate in connection with TPHGreenwich’s existing retail and residential properties. These risks include the ability of TPHGreenwich to secure leases with new tenants, renew leases with existing tenants, the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove or certain upgrades that may be needed should it become necessary to re-rent the leased space for other uses, rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation, and potentially, as occurred at 237 11th, damages arising from defective construction. The occurrence of any of these events, particularly with respect to leases at the commercial real estate property, or issues that affect numerous residential units, could adversely impact, and in the case of 237 11th, has adversely impacted, our results of operations, liquidity and financial condition.

In addition, if TPHGreenwich’s competitors offer space at net effective rental rates below our current net effective rental rates or market rates, TPHGreenwich may lose current or potential tenants to other properties in our markets. Additionally,

TPHGreenwich may need to reduce net effective rental rates below current rates or offer incentives in order to retain tenants upon expiration of their leases or to attract new tenants. Our results of operations and cash flow may be adversely affected as a result of these factors.

The loss of key personnel upon whom we depend to operate our business would adversely affect our business.

Our ability to continue to operate depends in large part on our ability to retain key personnel. Key personnel who have already left or are scheduled to leave would have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize our NOLs to reduce future tax payments may be limited as a result of future transactions.

As of December 31, 2024, we had approximately $329.0 million of federal NOLs and $291.3 million of state NOLs and New York State and New York City prior NOL conversion subtraction pools of approximately $27.9 million and $22.9 million, respectively. Section 382 of the Internal Revenue Code (the “Code”), limits the ability of a company to utilize its NOLs after an ownership change. For purposes of Section 382, an ownership change occurs if the percentage of the stock of the company owned by persons holding 5% or more of the stock increases by more than 50 percentage points over a rolling three year lookback period. Generally, if an ownership change occurs, the annual taxable income limitation on our use of NOLs is equal to the product of the applicable long-term tax exempt rate and the value of our stock immediately before the ownership change. If we undergo an ownership change, our ability to utilize our NOLs would be subject to significant limitations. In addition, the 2017 tax legislation known as the Tax Cuts and Jobs Act (the “TCJA”) limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year, and eliminated the ability of taxpayers to carryback such NOLs to prior years.

Political and economic uncertainty, and developments related to outbreaks of contagious diseases could have an adverse effect on us.

We cannot predict how current and future political and economic uncertainty, including uncertainty related to taxation and increases in interest rates, will affect TPHGreenwich’s critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including consumer confidence and the volatility of the stock market and real estate market. In addition, we cannot predict the potential outbreak of contagious diseases in the future.

These issues may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of TPHGreenwich’s tenants and an impact on potential purchases of our residential condominium units. In the event political and economic uncertainty results in financial turmoil affecting the banking system and financial markets or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.

Breaches of information technology systems could materially harm our business and reputation.

We collect and retain on information technology systems certain financial, personal and other sensitive information provided by third parties, vendors and employees. We also rely on information technology systems for the collection and distribution of funds.

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

In connection with the Recapitalization Transactions, the JV Investor acquired a five percent (5%) interest in and was appointed the initial manager of TPHGreenwich, which was a wholly-owned subsidiary of the Company holding directly or indirectly substantially all of the Company’s non-cash assets prior to the Recapitalization Transactions. Since we no longer hold a controlling interest in TPHGreenwich, the membership interest we hold in the JV could be deemed under the Investment Company Act to be an investment in investment securities, and, if such investment were to exceed 40% of our total assets, exclusive of U.S. government securities cash items on an unconsolidated basis, and accordingly, we could be deemed to be an inadvertent investment company under such section 3(A)(1)(C). In that case, whether or not another exemption or exclusion from the Investment Company Act is available, we may choose to treat the Company as a transient investment company under Rule 3A-2 under the Investment Company Act.

Rule 3a-2 under the Investment Company Act, allows a transient investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis to become compliant with Section 3(A)(1)(C) or otherwise find another exemption or exclusion from the definition of an investment company.

We believe that for purposes of valuing the membership interest we hold in the JV, the substantial indebtedness attributable to the real property assets owned directly or indirectly by the JV would materially reduce the value of such membership interest. In the event we are deemed to be an inadvertent investment company as a result of the Recapitalization Transactions, we believe would qualify for the grace period. We may take actions to cause any investment securities held by us to be less than 40% of our total assets, which may include acquiring assets, engaging in one or more strategic transactions or liquidating our investment securities.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after the grace period expires under such rule. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the Securities and Exchange Commission (“SEC”). If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become void or potentially voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in our incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

Additional Risks Related to TPHGreenwich and the Properties

TPHGreenwich and its subsidiaries are subject to leverage and face risks generally associated with such debt, including an increased risk of default on such entity’s obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

Historically, we have incurred substantial indebtedness in furtherance of our activities, at both the parent company level and subsidiary level, resulting in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations. Following the Recapitalization Transactions, a majority of the indebtedness is held by TPHGreenwich and/or its subsidiaries. As a result, TPHGreenwich is subject to the risks associated with debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest, the risk that TPHGreenwich may fail to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms or have other adverse consequences, and the risk that if TPHGreenwich refinances any of its debt, it may do so on refinancing terms less favorable than the terms of the existing debt.

Covenants in the loan agreements could limit TPHGreenwich’s flexibility and adversely affect its financial condition.

The loan agreements contain a number of financial and other restrictive covenants, including restrictions on debt, liens, business activities, equity repurchases, distributions and dividends, disposition of assets and transactions with affiliates, as well as financial covenants regarding loan to value and net worth. These covenants may limit TPHGreenwich’s flexibility to incur additional debt. If TPHGreenwich fails to meet or satisfy any of these covenants, it would be in default under these agreements and the indebtedness could be declared due and payable. In addition, the lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. If TPHGreenwich were to default under the loan agreements, its financial condition would be adversely affected.

The Legacy Investor is the lender under the CCF, and an affiliate of the Legacy Investor and JV Investor is the lender under the 77G Mezzanine Loan, which could create a conflict of interest.

The Legacy Investor is the lender under the CCF, and an affiliate of the Legacy Investor and JV Investor is the lender under the 77G Mezzanine Loan. The JV Investor manages and controls TPHGreenwich, and as a result the Investor controls both the borrower and lender under these loan agreements, and accordingly conflicts of interest could arise. There is no assurance that any future actions by or transactions with the Investor or any of its affiliates will be on the same terms as those available with unaffiliated third parties or that these actions, agreements or relationships will be maintained at all or will not otherwise impact the Company in a manner that is adverse to us or our stockholders.

A significant part of TPHGreenwich’s current business plan is focused on completion of and the sale of condominiums at 77 Greenwich. An inability to execute this business plan due to adverse trends in the New York City residential condominium market or otherwise would have a material adverse effect on our financial condition and results of operations.

The business plan of TPHGreenwich includes in particular completion of the development of and the sale of condominiums at 77 Greenwich, which currently is its largest asset. As a result, TPHGreenwich’s, and in turn our, distribution of earnings from investments, are heavily dependent on the success of implementing the business plan for 77 Greenwich.

77 Greenwich consists of 90 luxury residential condominium apartments, in addition to a retail condominium unit and a New York City elementary school condominium unit. A variety of factors determine New York City residential condominium trends and will impact the sales and pricing of the residential condominium units at 77 Greenwich. These factors include, among others, available supply, changes in interest rates, the availability of home mortgages, foreign exchange rates, foreign buyer patterns, local employment trends, and prices and velocity of sales. Sales of residential condominium units in general, and in particular in New York City, have historically experienced greater volatility than detached single family houses, which may expose TPHGreenwich to more risk. These and other factors fluctuate over time. Based on a number of reports, there is a historically high number of unsold units in newly constructed luxury residential condominiums in New York City, which has resulted in demand and pricing pressures. When we commenced sales in the spring of 2019, the New York City market, in particular downtown Manhattan, was in a period of softness. This was exacerbated by the impact of the COVID-19 pandemic. Due to current market conditions in New York City, several competing residential condominium projects located in downtown Manhattan, specifically in the Financial District, have been put on hold while others have restarted construction. The status of unsold residential condominium units in 2025 and beyond is inherently uncertain. Closings on sales commenced in September 2021 and are ongoing. An inability to successfully execute the business plan with respect to 77 Greenwich would likely have a material adverse effect on TPHGreenwich’s financial condition and results of operations.

Due to the TPHGreenwich’s core business of investing in, developing and operating real estate assets, there is an inherent risk that the development and sales of residential condominiums may be subject to unknown potential changes in internal and external financial and economic conditions, such as inflation and rising interest rates, and general market conditions which could impact the Company's business and potential buyers of the residential condominiums for sale. The Company believes it is possible for TPHGreenwich to incur real estate impairment charges in the future in the event these conditions deteriorate.

Investment returns from 77 Greenwich may be less than anticipated.

The development of 77 Greenwich is exposed to risks, including the following:

●	TPHGreenwich may sell residential condominium units at 77 Greenwich at prices that are less than were projected;
●	the velocity of condominium sales at 77 Greenwich may fluctuate depending on a number of factors, including market and economic conditions, and may result in the investment being less profitable than expected or not profitable at all; and
●	operating expenses and real estate taxes may be greater than projected, resulting in the investment being less profitable than were expected.

TPHGreenwich’s investment in property development for 77 Greenwich may be more costly than anticipated.

The current development and construction activities, including with respect to 77 Greenwich, may be exposed to the following risks:

●	TPHGreenwich may incur construction costs for a development project that exceed our original estimates due to increases in interest rates, increased materials, labor, leasing or other costs, and increases in unforeseen costs such as those related to the supply chain disruption, which could make completion of the project less profitable because market rents or condominium unit sales prices, as applicable, may not increase sufficiently to compensate for the increase in construction costs;
●	TPHGreenwich may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require it to abandon its activities entirely with respect to a project;
●	TPHGreenwich may expend funds on and devote management’s time to projects which it does not complete;
●	TPHGreenwich may be unable to complete construction and/or leasing of its rental properties and sales of its condominium projects (currently limited to 77 Greenwich) on schedule, or at all due to unforeseen construction issues; and
●	TPHGreenwich may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

TPHGreenwich may be unable to lease vacant space, renew current leases, or re-lease space as current leases expire.

Leases at the properties owned by TPHGreenwich may not be renewed or such properties may not be re-leased at favorable rental rates. If the rental rates for the properties decrease, tenants do not renew their leases or TPHGreenwich does not re-lease a significant portion of available space, tenant defaults or space that is currently unoccupied, and space for which leases are scheduled to expire, its financial condition, results of operations and cash flows could be materially adversely affected. There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources that compete with TPHGreenwich in seeking tenants who it desires to lease space in the properties.

The bankruptcy of, or a downturn in the business of, any of the major tenants at the commercial real estate properties that causes them to reject their leases, or to not renew their leases as they expire, or renew at lower rental rates, may adversely affect TPHGreenwich’s cash flows and property values. In addition, retailers at the properties face increasing competition from e-commerce, outlet malls, discount shopping clubs, direct mail and telemarketing, which could reduce rents payable to TPHGreenwich and reduce TPHGreenwich’s ability to attract and retain tenants at the properties leading to increased vacancy rates.

In addition, if TPHGreenwich is unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

The properties owned, or previously owned, by TPHGreenwich may be subject to known and unknown liabilities and with limited or no recourse to the seller.

Properties owned by TPHGreenwich may be subject to known or unknown liabilities with no or minimal recourse to the seller. As a result, if a property is damaged, TPHGreenwich may need to pay to have it repaired, and its ability to recover any such payments through insurance, indemnities, litigation or otherwise is uncertain. The Company acquired one property subject to unknown construction defects due to water penetration in the walls at 237 11th, which was subsequently contributed to TPHGreenwich in the Recapitalization Transactions (and subsequently sold). During the pendency of repairs at 237 11th, units were unable to be leased, and following completion of repairs, they needed to be re-leased. If a liability was asserted against us or TPHGreenwich arising from the ownership of a property, we or TPHGreenwich might have to pay substantial sums to settle it. Unknown liabilities with respect to properties acquired might include:

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

With respect to certain types of properties in New York City, solely by virtue of the real estate tax exemption under RPTL Section 421-a, the Rent Guidelines Board of New York City, approves renewal lease rent increases. In 2024, the Rent Guidelines Board approved a 2.75% increase on 12-month lease renewals and a 5.25% increase for 24-month lease renewals.

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

Each of the properties has been subject to varying degrees of environmental assessment. To date, these environmental assessments have not revealed any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in clean-up or compliance requirements could result in significant costs to TPHGreenwich.

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

The properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If TPHGreenwich fails to comply with these requirements, it could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect TPHGreenwich’s cash flow and results of operations.

Risks Related to Our Common Stock

Our common stock is thinly traded and the price of our common stock has fluctuated significantly.

Our common stock, currently quoted on the Over-the-Counter (OTC) Markets, is thinly traded. Because our common stock is thinly traded, even small trades can have a significant impact on the market price of our common stock, especially when there are limited buyers in the market. We cannot assure stockholders that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result of these factors, stockholders may not be able to resell their common stock. Volatility in the market price of our common stock and lack of liquidity may prevent stockholders from being able to sell their shares at or above the price paid for such shares. The market price of our common stock could fluctuate significantly for various reasons, many of which are beyond our control, including:

●	our ability to raise additional capital to fund our cash needs, obtain additional financing and refinance existing loans and on favorable terms or evaluate and realize the anticipated benefits of our recently completed strategic transaction;
●	the potential issuance of additional shares of common stock including at prices that are below the then-current trading price of our common stock;
●	changes in the real estate markets in which TPHGreenwich operates, especially New York City;
●	TPHGreenwich’s ability to develop or redevelop or successfully sell units in 77 Greenwich or at other properties in the future;
●	volatility in global and/or U.S. equities markets;
●	our financial results or those of other companies in our industry;
●	the public’s reaction to our press releases and other public announcements and our filings with the SEC;
●	new laws or regulations or new interpretations of laws or regulations applicable to our business;

●	changes in general conditions in the United States and global economies or financial markets, including those resulting from inflation, rising interest rates, tariffs, war, incidents of terrorism or responses to such events;
●	sales of common stock by our executive officers, directors and significant stockholders;
●	changes in generally accepted accounting principles, policies, guidance, or interpretations; and
●	other factors described in our filings with the SEC, including among others in connection with the risks noted in this Annual Report on Form 10-K.

In addition, while our common stock remains thinly traded, small sales or purchases may cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health or business prospects. Downward fluctuations can impair, and have impaired, our ability to raise equity capital on acceptable terms.

We currently have fewer than 300 stockholders of record and, therefore, terminated the registration of our common stock under the Exchange Act and suspended being a U.S. public company with reporting obligations.

Under the Steel Stock Purchase Agreement, we have agreed to use reasonable efforts to complete the deregistration from the reporting obligations under Section 12 and Section 15 of the Exchange Act, including all associated reporting obligations, Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of February 18, 2025, there were 128 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. Accordingly, we were eligible to deregister our common stock and suspend our reporting obligations under the Exchange Act and, on February 18, 2025, filed a Form 15 with the SEC. As a result, we are no longer required to comply with U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities. This annual report on Form 10-K is our final periodic report filed under the Exchange Act.

Stockholders have experienced dilution of their ownership interests upon the issuance of additional shares of our common stock or securities convertible into shares of our common stock.

We may issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 120,000,000 shares of capital stock consisting of 79,999,997 shares of common stock, two shares of a class of preferred stock (which were redeemed in accordance with their terms and may not be reissued), one share of a class of special stock and 40,000,000 shares of blank check preferred stock. As of December 31, 2024, there were 65,314,726 shares of our common stock and one share of special stock outstanding.

We have in the past and we may in the future raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. Any future issuance of our equity or equity-linked securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions and investments, development, redevelopment and repositioning of assets, or for other business purposes. Our board of directors may at any time authorize the issuance of additional common stock without stockholder approval, unless the approval of our common stockholders is required by applicable law, rule or regulation, or our certificate of incorporation. The terms of preferred or other equity or equity-linked securities we may issue in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, anti-dilution protection, pre-emptive rights, superior voting rights and the issuance of warrants or other derivative securities, among other terms, which may have a further dilutive effect. Our previously outstanding warrants also contained these types of provisions. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price or have conversion or exercise prices below the price at which shares of the common stock are then traded.

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

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restrictions on resale of substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. A significant number of restricted shares previously issued by us had been registered for resale on registration statements filed with the SEC.

More than 60% of our shares of common stock are currently controlled by three of our stockholders who may have the ability to influence the election of directors and the outcome of matters submitted to our stockholders.

More than 60% of our shares of common stock are controlled by three of our stockholders, including approximately 40% of our common stock being owned by Steel Purchaser since February 18, 2025. As a result, these stockholders may have the ability to significantly influence the outcome of issues submitted to our stockholders for a vote. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. The concentration of ownership could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The holder of our special stock and the Steel Purchaser each have rights to appoint directors to our board of directors and, consequently, the ability to exert influence over us.

In connection with the investment in us by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (“Third Avenue”), Third Avenue was issued one share of a class of special stock and our certificate of incorporation was amended to provide that, subject to the other terms and conditions of our certificate of incorporation, from the issuance of the one share of special stock and until the “Special Stock Ownership Threshold” of 2,345,000 shares of common stock is no longer satisfied, Third Avenue has the right to elect one director to the board of directors. In addition, pursuant to the terms of the Steel Purchaser Stockholders’ Agreement, so long as Steel Purchaser owns at least 20% of the Company’s outstanding capital stock, the Company will take all action reasonably necessary to cause the Board to remain at five (5) members, which shall include (A) one (1) director who shall qualify as independent and is mutually agreed upon by Purchaser and the Company and (B) two (2) directors designated solely by Steel Purchaser. As a result, for so long as these board appointment rights are in effect, Third Avenue and Steel Purchaser may be able to exert influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other stockholders.

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

Under the FIRPTA Rules, we are a USRPHC because our interests in U.S. real property comprise at least 50% of the fair market value of our assets. Our common stock is now traded on the OTC markets. As a result, our common stock is no longer treated as "regularly traded on an established securities market" (within the meaning of the FIRPTA Rules). As a result, (i) a non-U.S. investor who, actually or constructively, holds no more than 5% of our common stock may be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock under the FIRPTA Rules, and (ii) a purchaser of such stock from a non-U.S. investor may be required to withhold any portion of the purchase price of such stock, depending on the percentage of our common stock held by such non-U.S. investor. Any of our common stockholders that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk management and strategy

Our accounting and financial reporting platforms and related systems, and those that we, or our third-party service providers, offer to TPHGreenwich’s tenants are necessary for the operation of our business. We use these platforms and systems, among others, to manage our tenant relationships, for accounting and financial reporting, and for other recordkeeping purposes. Our business operations and financial reporting rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

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

Item 2.  PROPERTIES

The Company’s sole investment consists of its 95% ownership interest in TPHGreenwich. Below is certain information regarding the real estate properties held by TPHGreenwich as of December 31, 2024.

		Building Size
		(estimated		Leased at
		rentable	Number of	December 31,
Property Location	Type of Property	square feet)	Units	2024
Owned Locations

77 Greenwich, New York, New York (1)	Residential condominium units for sale	—	—	N/A

Paramus, New Jersey (2)	Retail	77,000	—	100%

237 11th Street, Brooklyn, New York (3)	Multi-family	80,000	105	96%

Total		157,000	105

(1)

77 Greenwich. TPHGreenwich has substantially completed the construction of an over 300,000 gross square foot mixed-use building that corresponds to the approximate total of 233,000 zoning square feet. The property consists of 90 luxury residential condominium apartments, 7,500 square feet of retail space, almost all of which is street level, a 476-seat elementary school serving New York City District 2, including the adaptive reuse of the landmarked Robert and Anne Dickey House. As of March 3, 2023, this property had received its temporary certificates of occupancy (“TCOs”) for 100% of the residential condominium units, lobby, Cloud Club (lounge, terrace, game room, dining room, kitchen and kids play room), mechanical rooms, and portions of the cellar (including the bike and storage rooms.) There have been closings on 46 residential condominium units through December 31, 2024, and TPHGreenwich has closed on the sale of four more residential condominium units subsequent with 40 remaining units to sell as of March 24, 2025.

Prior to the Recapitalization Transactions, we entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee. An aggregate of $46.4 million had been paid to us by the SCA as of February 14, 2024, with approximately $176,000 remaining to be paid to TPHGreenwich. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through February 14, 2024. In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA. The SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats. The school received its final TCO and opened to students in September 2022.

There is an inherent risk that the development and sales of residential condominiums may be subject to unknown potential changes in internal and external financial and economic conditions, such as inflation and rising interest rates, and general market conditions, which could impact the business and potential buyers of the residential condominiums for sale. In addition, construction work is ongoing and there continue to be delays and issues the impact of which is not yet known. We believe it is possible under generally accepted accounting practices for TPHGreenwich to incur real estate impairment charges in the future in the event these conditions deteriorate.

(2) Paramus Property. The Paramus property consists of a one-story and partial two-story, 73,000 square foot freestanding building and an outparcel building of approximately 4,000 square feet, for approximately 77,000 total square feet of rentable space. The primary building is comprised of approximately 47,000 square feet of ground floor space, and two separate mezzanine levels of approximately 21,000 and 5,000 square feet. The 73,000 square foot building is leased to Restoration Hardware Holdings, Inc. (NYSE: RH) pursuant to a license agreement that began on June 1, 2016, is terminable upon three months’ notice, and currently is scheduled to end on March 31, 2025. The outparcel building was leased under a short-term license agreement with a tenant whose lease began on October 1, 2023, and ends June 30, 2025. The land area of the Paramus property consists of approximately 292,000 square feet, or approximately 6.7 acres.

On February 4, 2025, TPHGreenwich sold the Paramus Property for a gross sales price of $15.6 million. After repayment of the underlying loan of $11.7 million and closing costs, TPHGreenwich received approximately $2.9 million in net sale cash proceeds.

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

Due to water damage in apartment units and other property at 237 11th, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018. The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor (who, thereafter, impleaded into that litigation several subcontractors who performed work on the property), and we subsequently reached a settlement of that action. Management also expects that TPHGreenwich and/or its affiliates will recover some portion of the cost incurred to repair the property through the litigation and/or settlement negotiations with its insurer, although the amount of damages that may be recoverable in litigation and/or potential settlement negotiations are uncertain at this time, as is the timing of receipt of any such payments. TPHGreenwich will continue to pursue all legal remedies against the insurance carrier.

On March 14, 2025, TPHGreenwich sold 237 11th for a gross sales price of $68.5 million. After repayment of the underlying loan of $60.0 million and closing costs, TPHGreenwich received approximately $6.0 million in net sale cash proceeds.

Corporate Headquarters

The Company leases its corporate headquarters in New York, New York (approximately 6,271 square feet). The lease expires on March 31, 2025.  Following the expiration of the lease, the Company’s principal place of business will be 590 Madison Avenue, 32nd floor, New York, NY, 10022.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC. The trading symbol of our common stock is “TPHS”.

Outstanding Common Stock and Holders

As of March 24, 2025, we had 73,467,053 shares issued and 66,247,266 shares outstanding and there were approximately 129 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. (RESERVED)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A detailed discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is not included herein and can be found in the Management's Discussion and Analysis section in the 2023 Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Overview

We are a real estate holding, investment, development and asset management company. As of December 31, 2024, our sole investment is a 95% ownership interest in TPHGreenwich, which is accounted for as an equity method investment. As part of a series of transactions described below, on February 14, 2024, TPHGreenwich Holdings LLC (“TPHGreenwich”), a previously 100% owned subsidiary of ours, became owned 95% by us, with an affiliate of the lender under our corporate credit facility (the “Corporate Credit Facility” or “CCF”) owning a 5% interest in, and acting as manager of, such entity. This entity holds our previously consolidated real estate assets and related liabilities, which prior to the sales described below, includes (i) the property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school, (ii) a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), and (iii) a property occupied by retail tenants in Paramus, New Jersey (the “Paramus Property”).

On February 4, 2025, TPHGreenwich sold the Paramus Property for a gross sales price of $15.6 million. After repayment of the underlying loan of $11.7 million and closing costs, TPHGreenwich received approximately $2.9 million in net sale cash proceeds. The Company’s guarantee of the loan underlying the Paramus Property was retired upon the sale.

On March 14, 2025, TPHGreenwich sold 237 11th for a gross sales price of $68.5 million. After repayment of the underlying loan of $60.0 million and closing costs, TPHGreenwich received approximately $6.0 million in net sale cash proceeds.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and the An Educated Consumer is Our Best Customer® slogan.

Recapitalization Transactions

On February 14, 2024, we consummated the transactions contemplated by the Stock Purchase Agreement, dated as of January 5, 2024 (as amended, the “Legacy Stock Purchase Agreement”), between the Company, TPHS Lender LLC, the lender under the Company’s Corporate Credit Facility ( “TPHS Lender”) and TPHS Investor LLC, an affiliate of TPHS Lender (the “JV Investor”, and together with TPHS Lender, the “Legacy Investor”), pursuant to which (i) the Legacy Investor purchased 25,112,245 shares of common stock, par value $0.01 per share of the Company (the “Legacy Investor Shares”) for a purchase price of $0.30 per share, (ii) the Company and the JV Investor entered into an amended and restated limited liability company operating agreement of TPHGreenwich (the “JV Operating Agreement”), pursuant to which the JV Investor was appointed the initial manager of, and acquired a five percent (5%) interest in, TPHGreenwich, as described in more detail below, and TPHGreenwich continues to own, indirectly, all of the previously consolidated real property assets and liabilities of the Company, and (iii) TPHGreenwich entered into an asset management agreement (the “Asset Management Agreement”) with a newly formed subsidiary of the Company (the “TPH Manager”), pursuant to which TPHGreenwich hired the TPH Manager to act as initial asset manager for TPHGreenwich for an annual management fee, as described in more detail below (collectively, the “Recapitalization Transactions”).

Under the Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich, with the Company retaining the intellectual property and a 95% equity interest in TPHGreenwich. In addition, the maturity date of each of the mortgage loan agreement (the “77G Mortgage Loan”) and mezzanine loan agreement (the “77G Mezzanine Loan”) for 77 Greenwich, both of which were assumed by TPHGreenwich, was extended to October 23, 2025 with an option to extend for an additional year, and the maturity date of the Corporate Credit Facility was extended to June 30, 2026.

In connection with the Steel Partners transaction in February 2025 (as defined and described below), the Legacy Stock Purchase Agreement was partially terminated by the Company and the TPHS Lender (including and cancellation of the TPHS Lender’s right to receive penny warrants of the Company equivalent to 5% of the Company’s Common Stock), except for provisions of the Legacy Stock Purchase Agreement which would cause an impairment or termination of the TPHS Lender’s representation and warranty insurance policy obtained.

Recent Developments

Steel Partners Transaction

See Item 1, “Business—Steel Partners Transaction” for more information regarding the Steel Partners Transactions.

Charter Amendment

In February 2025, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Amendment”). The Amendment extended certain transfer restrictions set forth in the Company’s charter to until February 25, 2035. A copy of the Amendment is filed as exhibit 3.3 to this Annual Report on Form 10-K.

Management’s Plans and Objectives

Following the Recapitalization Transactions, our primary business is owning a variety of intellectual property assets focused on the consumer sector, as well as a 95% interest in TPHGreenwich. As discussed herein, we may distribute the interest in TPHGreenwich to our shareholders in 2025. At the same time, we are implementing various cost efficiencies using Steel’s proven business optimization practices and exploring with Steel potential business expansions and alternatives in order to maximize stockholder value. These may include, for example, acquisition of additional business assets, contribution by Steel or a third party of additional business assets to Trinity, or other business combinations. There is no assurance that we will successfully complete any such acquisition, contribution, or combination, or that any such transaction will ultimately be successful.

Results of Operations

Results of Operations for the Year Ended December 31, 2024, compared to the Year Ended December 31, 2023

Rental revenues in total decreased by approximately $5.1 million to $798,000 for the year ended December 31, 2024, from $5.9 million for the year ended December 31, 2023. This consisted of a decrease in rent revenues of approximately $5.0 million to $741,000 for the year ended December 31, 2024, from $5.7 million for the year ended December 31, 2023, as well as a decrease in tenant reimbursements of approximately $139,000 to $57,000 for the year ended December 31, 2024, from $196,000 for the year ended December 31, 2023. The decrease in total rental revenues and its related components was mainly due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the rental revenues.

Other income increased by approximately $1.1 million to $1.3 million for the year ended December 31, 2024, from $177,000 for the year ended December 31, 2023. For the year ended December 31, 2024, this income represents the management fee earned from TPHGreenwich. For the year ended December 31, 2023, this income was made up of a contractual payment received as a result of the cancelation of the purchase and sale agreement for the Paramus, New Jersey property in January 2023, as well as the SCA’s construction supervision fee.

Sales of residential condominium units at 77 Greenwich decreased by approximately $26.1 million to $1.4 million for the year ended December 31, 2024, from $27.5 million for the year ended December 31, 2023. We closed on one and ten residential condominium units during the year ended December 31, 2024 and 2023, respectively. The decrease in total sales of residential condominium units at 77 Greenwich was due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the sales of residential condominium units. Units that we closed on during 2023 were generally lower priced, smaller units on the building’s lower floors.

Property operating expenses decreased by approximately $3.5 million to $480,000 for the year ended December 31, 2024, from $4.0 million for the year ended December 31, 2023. The decrease in property operating expenses was mainly due to the Recapitalization Transactions mentioned above, and to a lesser extent lower marketing and operating costs at 77 Greenwich due to nine fewer residential condominium units having closed. This was partially offset by no capitalized operating costs associated with 77 Greenwich during the year ended December 31, 2024, compared to the year ended December 31, 2023. Property operating expenses consisted primarily of expenses incurred for utilities, payroll, and general operating expenses as well as repairs and maintenance and leasing commission at 237 11th, general operating expenses at 77 Greenwich, including marketing costs, and to a lesser extent expenses related to the Paramus, New Jersey property.

Real estate tax expense decreased by approximately $2.0 million to $363,000 for the year ended December 31, 2024, from $2.4 million for the year ended December 31, 2023. The decrease in real estate tax expense was due to the Recapitalization Transactions mentioned above as real estate tax expenses are recorded at TPHGreenwich. There were also less unsold residential condominium units paying real estate taxes which was partially offset by higher assessed values for the unsold residential condominium units and there were less capitalized real estate tax expenses for those units at 77 Greenwich for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

General and administrative expenses decreased by approximately $667,000 to $5.4 million for the year ended December 31, 2024, from $6.0 million for the year ended December 31, 2023. For the year ended December 31, 2024, approximately $140,000 related to stock-based compensation, $2.6 million related to payroll and payroll related expenses, $1.6 million related to other corporate expenses, including board fees, corporate office rent and insurance and $1.0 million related to legal, accounting and other professional fees. For the year ended December 31, 2023, approximately $365,000 related to stock-based compensation, $2.6 million related to payroll and payroll related expenses, $1.8 million related to other corporate expenses, including board fees, corporate office rent and insurance and $1.3 million related to legal, accounting and other professional fees.

Pension related costs increased by approximately $328,000 to $97,000 for the year ended December 31, 2024, compared to income of $231,000 for the year ended December 31, 2023. These costs represent professional fees and other periodic pension costs incurred in connection with the legacy Syms Pension Plan (see Note 9 – Pension Plan to our consolidated financial statements for further information).

Cost of sales – residential condominium units decreased by approximately $25.8 million to $1.4 million for the year ended December 31, 2024, from $27.3 million for the year ended December 31, 2023. We closed on one and ten residential condominium units during the years ended December 31, 2024 and 2023, respectively. This decrease in costs of sales is due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the cost of sales of residential condominium units. Cost of sales consists of construction and capitalized operating costs that are allocated to the respective condominium units being sold, as well as closing costs of the residential condominium units. Units that we closed during 2023 were generally lower priced, smaller units on the building’s lower floors.

Depreciation and amortization decreased by approximately $2.9 million to $771,000 for the year ended December 31, 2024, from $3.7 million for the year ended December 31, 2024. The decrease in depreciation and amortization expense was mainly due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the depreciation and amortization expense.  For the year ended December 31, 2024, depreciation and amortization expense consisted of depreciation for 237 11th of approximately $207,000, the amortization of lease commissions and acquired in-place leases of approximately $95,000 for 237 11th, the amortization of warrants of approximately $456,000 and depreciation for the corporate office furniture, fixtures and computer equipment of $13,000. For the year ended December 31, 2023, depreciation and amortization expense consisted of depreciation for the Paramus, New Jersey property of approximately $835,000, depreciation for 237 11th of approximately $1.7 million, the amortization of lease commissions and acquired in-place leases of approximately $770,000 for 237 11th, and amortization of warrants of approximately $456,000.

Gain on contribution to joint venture was approximately $21.0 million for the year ended December 31, 2024, and represents the gain in the value of the Company relating to the Recapitalization Transactions that closed on February 14, 2024.

Equity in net loss from unconsolidated joint ventures was approximately $6.0 million for the year ended December 31, 2024. For the year ended December 31, 2024, equity in net loss from unconsolidated joint venture represented the impact of our contribution to the TPHGreenwich joint venture on February 14, 2024. For the year ended December 31, 2023, equity in net loss from unconsolidated joint ventures represented our 10% share in 250 North 10th, which was sold in February 2023. For the year ended December 31, 2023, our share of the net loss is primarily comprised of operating income before depreciation of $121,000 offset by depreciation and amortization of $77,000 and interest expense of $48,000 for 250 North 10th.

Equity in net gain on sale of unconsolidated joint venture property of $3.1 million for the year ended December 31, 2023 represents the February 2023 sale of our interest in the joint venture that owned 250 North 10th to our joint venture partner resulting in net proceeds of approximately $1.2 million after repayment of our Partner Loan, where we recognized an approximate $3.1 million gain.

Unrealized gain on warrants was $73,000 for the year ended December 31, 2023. This represents the change in the fair market valuation of the warrants due mainly to the change in our stock price on the measurement date.

Interest expense, net decreased by approximately $25.3 million to $3.9 million for the year ended December 31, 2024, from $29.2 million for the year ended December 31, 2023. The decrease in interest expense was due to the Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the interest expense. For the year ended December 31, 2024, there was approximately $3.9 million of gross interest expense incurred and no amounts were capitalized into residential condominium units for sale. For the year ended December 31, 2023, there was approximately $29.9 million of gross interest expense incurred, $689,000 of which was capitalized into residential condominium units for sale.

Interest expense - amortization of deferred finance costs decreased by approximately $2.7 million to $334,000 for the year ended December 31, 2024, from $3.0 million for the year ended December 31, 2023, which was principally due to the

Recapitalization Transactions mentioned above whereby TPHGreenwich is recording the amortization of deferred finance costs.

We recorded $218,000 in tax expense for the year ended December 31, 2024, compared to $183,000 for the year ended December 31, 2023.

Net income attributable to common stockholders increased by approximately $44.6 million to $5.6 million for the year ended December 31, 2024, from a net loss of $39.0 million for the year ended December 31, 2023. This is a result of the changes discussed above, principally due to the gain on disposition recognized from the Recapitalization Transactions mentioned above and interest expense, partially offset by equity in net loss from unconsolidated joint ventures.

Liquidity and Capital Resources

As of December 31, 2024, we had total cash and restricted cash of $403,000, of which approximately $277,000 was cash and cash equivalents and approximately $126,000 was restricted cash.

Under the Recapitalization Transactions, the real estate assets and related liabilities as well as the Corporate Credit Facility became part of TPHGreenwich, with the Company retaining the consumer intellectual property assets and a 95% equity interest in TPHGreenwich.

Cash Position

As part of the Recapitalization Transactions, the CCF, 77G Mortgage Loan and 77G Mezzanine Loan were amended and extended, and were transferred to TPHGreenwich. As of March 24, 2025, our cash and cash equivalents totaled approximately $497,000. We have a limited amount of unrestricted cash and liquidity available for working capital and our cash needs are variable under different circumstances.  In connection with the Steel Partners Transaction, on February 18, 2025, the Company issued a Senior Secured Promissory Note (the “Steel Promissory Note”) to Steel Connect, LLC (the “Steel Lender”), an affiliate of Steel Partners and Steel Purchaser, pursuant to which the Company may borrow up to $5.0 million from the Steel Lender. The Steel Promissory Note is secured by a pledge of all of the assets of the Company. As of March 24, 2025, $1.0 million was outstanding under the Steel Promissory Note.

Cash Flows

Cash Flows for the Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

Net cash used in operating activities increased by approximately $2.4 million to $7.9 million for the year ended December 31, 2024, compared to $5.5 million for the year ended December 31, 2023. This increase was mainly due to the Recapitalization Transactions that occurred on February 14, 2024, whereby Trinity transferred assets and liabilities, including restricted cash, to the TPHGreenwich.

Net cash used in investing activities increased by approximately $14.0 million to $6.9 million for the year ended December 31, 2024, compared to net cash provided by investing activities of $7.1 million for the year ended December 31, 2023. The cash used in investing activities was due to the Recapitalization Transactions that occurred on February 14, 2024, whereby Trinity transferred cash to TPHGreenwich. The cash provided by investing activities for the year ended December 31, 2023, was due to $7.2 million in sale proceeds from the sale of our 10% interest in the 250 North 10th joint venture property in February 2023.

Net cash provided by financing activities increased by approximately $22.2 million to $6.9 million for the year ended December 31, 2024, compared to net cash used in financing activities of $15.3 million for the year ended December 31, 2023. The increase in net cash provided by financing activities primarily relates to the proceeds from loans and corporate credit facility of approximately $2.5 million as well as the approximate $4.4 million, net of expenses, from the sale of common stock related to the Recapitalization Transactions during the year ended December 31, 2024, as compared to the approximate $22.5 million in repayments of loans, corporate credit facility and notes payable for the year ending December 31, 2023, partially offset by $7.4 million in borrowings from the loans, corporate credit facility and secured line of credit for the year ending December 31, 2023.

Net Operating Losses

We believe that our U.S. federal NOLs as of the emergence date of the Syms bankruptcy were approximately $162.8 million. As of December 31, 2024, we believe that our U.S. federal NOLs and state NOLs were approximately $329.0 million and $291.3 million, respectively, and our New York State and New York City prior NOL conversion subtraction pools were approximately $27.9 million and $22.9 million, respectively. Since 2009 through December 31, 2024, we have utilized approximately $20.1 million of the federal NOLs.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, a valuation allowance of $90.2 million was recorded as of December 31, 2024. If our assumptions change and we determine that we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

We believe that certain of the transactions that occurred in connection with our emergence from bankruptcy in September 2012, including the rights offering and the redemption of the Syms shares owned by the former majority shareholder of Syms in accordance with the Plan, resulted in an “ownership change,” as that term is used in Section 382 of the Code. However, while the analysis is complex and subject to subjective determinations and uncertainties, we believe that we should qualify for treatment under Section 382(l)(5) of the Code. As a result, we believe that our NOLs are not subject to an annual limitation under Section 382. However, if we were to undergo a subsequent ownership change in the future, our ability to utilize our NOLs could be subject to limitation under Section 382. In addition, the TCJA limited the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80 percent of taxable income (computed without regard to the net operating loss deduction) for the taxable year.

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

Critical Accounting Estimates

a.

Income Taxes - We account for income taxes under the asset and liability method as required by the provisions of Accounting Standards Codification  (“ASC”) 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2024 and 2023, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2024, our tax returns for the years ended December 31, 2019, through December 31, 2023, are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2018 or 2019, through December 31, 2023, depending on the jurisdiction. Significant management estimates and judgments are involved to determine the provision for income taxes, deferred tax assets and liabilities and valuation allowances. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, forecasted financial conditions and results of operations in future periods, as well as results of audits and examinations of filed tax returns by taxing authorities.

We are subject to certain federal, state and local income and franchise taxes.

b.

Investments in Unconsolidated Joint Ventures - We accounted for our investments in unconsolidated joint ventures, namely, The Berkley, which was sold in April 2022, 250 North 10th, which was sold in February 2023, and TPHGreenwich under the equity method of accounting (see Note 14 - Investments in Unconsolidated Joint Ventures for further information).

The Company uses the equity method of accounting to record its equity investments in entities in which it has significant influence but does not hold a controlling financial interest, including equity investments in VIEs in which the Company is not the primary beneficiary. Under the equity method, an investment is reflected on the statement of financial condition of an investor as a single amount, and an investor’s share of earnings or losses from its investment is reflected in the statement of operations as a single amount. The investment is initially measured at cost and subsequently adjusted for the investor’s share of the earnings or losses of the investee and distributions received from the investee. The investor recognizes its share of the earnings or losses of the investee in the periods in which they are reported by the investee in its financial statements rather than in the period in which an investee declares a distribution. Intra-entity profits and losses on assets still remaining with an investor or investee are eliminated.

The Company recognizes its share of earnings or losses from certain equity method investments based on the hypothetical-liquidation-at-book value (“HLBV”) method. Under this method, earnings or losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. This method is used to calculate the Company’s share of earnings or losses from equity method investments when the contractual cash disbursements to the investors are different than the investors’ stated ownership percentage. This method of accounting is used for our investment in TPHGreenwich given the non-pro rata distribution provision in the JV Operating Agreement in favor of Investor, and there is no obligation to fund losses or operations of the joint venture. Under the HLBV method we do not record our proportionate share of TPHGreenwich losses and we will not recognize losses from the joint venture in excess of our investment basis. As of December 31, 2024, our investment in TPHGreenwich has been reduced to $0, and our unrecorded share of suspended losses was approximately $27.6 million.

The Company reviews its investments on an ongoing basis for indicators of other-than-temporary impairment. This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of its investments, general market conditions, the duration and extent to which the fair value of an investment is less than cost, and the Company’s intent and ability to hold an investment until it recovers. The Company also considers specific adverse conditions related to the financial health and business outlook of the investee, including industry and market performance, rating agency actions, and expected future operating and financing cash flows. If a decline in the fair value of an investment is determined to be other-than-temporary, an impairment loss is recorded to reduce the investment to its fair value, and a new cost basis in the investment is established.

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

In connection with the Recapitalization Transaction, as defined in Item 1. Business, Recapitalization Transactions, all real estate assets and related liabilities contributed to TPHGreenwich were transferred at fair value. This resulted in a gain on contribution to joint venture of approximately $21.0 million and was recorded during the year ended December 31, 2024.

Accounting Standards Updates

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Annual Report on or any supplement to this Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act, and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continues,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions. Such statements reflect our current views with respect to future events, the outcome of which is subject to certain risks, including among others:

●	After the Steel Transaction, we have limited cash resources, our only source of funds is the Steel Promissory Note, and are reliant on external sources of capital to fund ongoing operations;
●	we have not generated an operating profit and consequently our business plan is difficult to evaluate and our long-term viability cannot be assured;
●	risks associated with the Company failing to realize the benefits of our recently completed strategic transaction;
●	we are subject to risks associated with TPHGreenwich, including that we may not receive any distributions from TPHGreenwich;
●	TPHGreenwich’s revenues and the value of its portfolio are affected by a number of factors that affect investments in leased commercial and residential real estate generally;
●	the loss of key personnel upon whom we depend to operate our business would adversely affect our business;
●	our ability to utilize our NOLs to reduce future tax payments may be limited as a result of future transactions;
●	TPHGreenwich and its subsidiaries are subject to leverage and face risks generally associated with such debt, including an increased risk of default on such entities’ obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations;
●	covenants in the loan agreements could limit TPHGreenwich’s flexibility and adversely affect our financial condition;

●	the Legacy Investor is the lender under the CCF, and an affiliate of the Legacy Investor and JV Investor is the lender under the 77G Mezzanine Loan, which could create a conflict of interest;
●	adverse trends in the New York City residential condominium market;
●	general economic and business conditions, including with respect to real estate, and their effect on the New York City residential real estate market in particular;
●	TPHGreenwich’s ability to enter into new leases and renew existing leases with tenants at the commercial and residential properties;
●	risks associated with the effect that rent stabilization regulations may have on TPHGreenwich’s ability to raise and collect rents;
●	TPHGreenwich’s ability to maintain certain state tax benefits with respect to certain of the properties;
●	TPHGreenwich’s ability to obtain required permits, site plan approvals and/or other governmental approvals in connection with the development or redevelopment of the properties;
●	costs associated with complying with environmental laws and environmental contamination, as well as the Americans with Disabilities Act or other safety regulations and requirements;
●	the effects of new tax laws;
●	risks associated with current political and economic uncertainty, and developments related to the outbreak of contagious diseases;
●	risks associated with breaches of information technology systems;
●	stock price volatility and other risks associated with a lightly traded stock;
●	we have terminated the registration of our common stock under the Exchange Act and cease being a U.S. public company with reporting obligations;
●	stockholders may be diluted by the issuance of additional shares of common stock or securities convertible into common stock in the future;
●	a declining stock price may make it more difficult to raise capital in the future;
●	the influence of certain significant stockholders;
●	limitations in our charter on transactions in our common stock by substantial stockholders, designed to protect our ability to utilize our NOLs and certain other tax attributes, may not succeed and/or may limit the liquidity of our common stock;
●	certain provisions in our charter documents and Delaware law may have the effect of making more difficult or otherwise discouraging, delaying or deterring a takeover or other change of control of us;
●	certain provisions in our charter documents may have the effect of limiting our stockholders’ ability to obtain a favorable judicial forum for certain disputes; and
●	unanticipated difficulties which may arise and other factors which may be outside our control or that are not currently known to us or which we believe are not material.

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

See Index to Financial Statements and Supplemental Data on page 46.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Our management, with the participation of our CFO (who also acts as our principal executive officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CFO has concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period from October 1, 2024 to December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Trading Arrangements.

During the fiscal quarter ended December 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Set forth below is certain information with respect to our current directors as of March 24, 2025.

Jack L. Howard, age 63, has served as a director of the Company since the Steel Closing in February 2025. Mr. Howard has served as President of Steel since July 2009, and has been a member of the board of directors of the general partner of Steel since October 2011. Mr. Howard also served as a Director of Steel Connect, Inc. (“Steel Connect”) from December 2017 to January 2025. Mr. Howard also served as the Assistant Secretary of Steel from July 2009 until September 2011 and as Secretary from September 2011 until January 2012. Mr. Howard has been associated with Steel and its predecessors and affiliates since 1993. Mr. Howard has been a Financial Industry Regulatory Authority registered broker-dealer since 1989. Mr. Howard has been a director of Handy & Harman Ltd. (formerly known as WHX Corporation) (“HNH”) since July 2005, and previously served as Vice Chairman of the HNH board and as HNH’s Principal Executive Officer. Mr. Howard has been a director of Steel Excel Inc. (“Steel Excel”) since December 2007, and previously served as Vice Chairman of Steel Excel’s board of directors and Principal Executive Officer of Steel Excel. Since February 2018, Mr. Howard has been the Executive Chairman of WebBank, a state-chartered industrial bank and wholly-owned subsidiary of Steel Holdings. He is the President of SP General Services, LLC, an affiliate of Steel. Mr. Howard previously served as a Director and Chairman of the Board of iGo, Inc., from August 2013 until January 2022. He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63. Mr. Howard graduated from the University of Oregon with a bachelor’s degree in finance. Mr. Howard brings to the Board managerial and investing experience in a broad range of businesses, as well as his service on the boards of directors and committees of both public and private companies.

Joseph Martin, age 48, has served as a director of the Company since the Steel Closing in February 2025. Mr. Martin has served as Chief Administrative Officer and Chief Legal Officer of Steel since June 2023. Mr. Martin also served as a Director of Steel Connect from September 2023 until January 2025. He previously served as the General Counsel and Corporate Secretary of Clover Health Investments, Corp. from March 2022 until June 2023 where he oversaw the legal, compliance, business development and cyber security functions. From August 2020 to March 2022, Mr. Martin served as General Counsel of Steel and General Counsel and Chief Compliance Officer of the Steel Connect, where, in each case, he oversaw the legal and compliance functions. Mr. Martin also held several legal and compliance-focused positions at Louisiana-Pacific Corporation from September 2018 to August 2019, including Interim General Counsel and Secretary from May 2019 to August 2019, and General Counsel for the OSB and EWP division from September 2018 to May 2019. From July 2009 to September 2018, Mr. Martin held several positions at Georgia-Pacific LLC, including Assistant General Counsel and Assistant Secretary. Mr. Martin holds a B.A. in Economics and History from the University of California, Berkeley, and a J.D. from Harvard Law School. Mr. Martin brings to the Board significant legal and compliance experience.

Alexander C. Matina, age 48, has served as a director of the Company since 2013 and is the Chairman of the Board. He is the Founder and Managing Member of LANECR Consulting, which consults with family offices on investments and strategy as well as provides directors for various boards. Formerly, he was the Portfolio Manager of MFP Investors, LLC, the family office of Michael F. Price, which had a value-investing focus across public and private markets. Mr. Matina also serves as a director of S&W Seed Company, a publicly traded agricultural company and Nu Ride, a publicly traded, post-reorganization company. He is also a director of TGI Fridays, a private casual dining company as well as Crowheart Energy LLC, a private energy company with assets in Wyoming. Mr. Matina brings a strong finance background to the Company, including experience with bankruptcies and private equity. Prior to joining MFP Investors, LLC in 2007, Mr. Matina served in various roles at Balance Asset Management, a multi-strategy hedge fund, and as a senior associate at Altus Capital Partners, a middle market private equity fund. He was previously a principal at 747 Capital, a private equity fund-of-funds, and a financial analyst at Salomon Smith Barney in the financial sponsors group of the investment banking division.

Joanne M. Minieri, age 64, has served as a director of the Company since 2013. Ms. Minieri serves as the “Special Stock Director”, who is elected by the holder of the Special Stock pursuant to our Certificate of Incorporation. She was appointed by Third Avenue, the holder of the Special Stock and a major investor in the Company, but is not affiliated with Third Avenue. Ms. Minieri is currently the Managing Member of JONEE 1212, LLC, a consulting firm formed in 2024 to provide services including, transaction strategies and analysis, organizational structuring, resource management and public private partnership strategies. She previously served as a Senior Executive Vice President of RXR Realty and the Senior Managing Director of Transit Oriented Development for the NY Metro Region and serves as a member of the board of directors and audit committee of Virtu Financial, Inc., a public company listed on NASDAQ. Ms. Minieri has extensive experience in real estate development, as well as a deep knowledge of accounting, particularly in the field of real estate. Prior to her position with RXR, Ms. Minieri served as the Deputy County Executive and Commissioner of Economic Development and Planning for Suffolk County from April 2012 until July 2016. Previously, Ms. Minieri served as President and Chief Operating Officer of Forest City Ratner Companies (FCRC), a wholly owned subsidiary of Forest City Enterprises. She originally joined FCRC as its Chief Financial Officer in 1995, and was promoted to Executive Vice President and Chief Operating Officer in 1998 and to President and Chief Operating Officer in 2007. Ms. Minieri is a certified public accountant.

Jeffrey S. Wald, age 51, has served as a director of the Company since the Steel Closing in February 2025. Mr. Wald is currently the Founder and CEO of Boomerang Intelligence, an enterprise software platform that enables companies to engage with their former workers. From May 2010 until September 2020, Mr. Wald was the President, Chief Operating Officer and Chief Financial Officer of Work Market, Inc., an enterprise software platform that enables companies to manage their on-demand labor (sold to Automated Data Processing, Inc. in January 2018), and of which he was the Founder. From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P., an activist hedge fund manager. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company (sold to Buddy Media Corporation), of which he is also the Founder. From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm that invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co. Mr. Wald served as a Director of Steel Connect from February 2012 until January 2025. From 2010 to 2022, Mr. Wald served as a director of CoStar Technologies, Inc., where he also served on the audit committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation, and from 2009 to 2010 he served on the board of directors of Register.com. Mr. Wald holds a Master of Business Administration from Harvard University and a Master of Science and Bachelor of Science from Cornell University. Mr. Wald brings to the Board substantial experience in the areas of technology, principal investing and operations, as well as his knowledge of corporate governance, accounting and financial expertise.

Except with respect to the Special Stock Holder and the Steel Purchaser Stockholders’ Agreement, there is no agreement or understanding between the Company and any director pursuant to which he or she was selected as an officer or director. No family relationships exist between any of the directors. In addition, based on representations made to us, there are no material proceedings to which any director or any associate of any such director or officer is a party adverse to our Company or has a material interest adverse to our Company.

Executive Officers

Information Regarding Executive Officers

Set forth below is certain information with respect to our current executive officers as of March 24, 2025.

Steven Kahn, age 58, has been our Chief Financial Officer since 2015. Since the resignation of Mr. Messinger as Chief Executive Officer, Mr. Kahn also serves as our “principal executive officer.” Prior to joining the Company, Mr. Kahn served as the Chief Financial Officer and Treasurer of United Realty Trust Incorporated, a public non-traded real estate investment trust, or REIT, from 2014 to 2015; and as SVP Director of Financial Reporting and Tax at SL Green Realty Corp (NYSE:SLG), a listed REIT, from 1999 to 2013. Mr. Kahn served as a senior manager at PricewaterhouseCoopers,

LLP, specializing in real estate, from January 1998 through November 1999 and in a similar capacity at Deloitte & Touche LLP from 1989 through January 1998. Mr. Kahn is a certified public accountant.

Richard G. Pyontek, age 57, has been our Chief Accounting Officer since 2015. Mr. Pyontek served as Chief Financial Officer of the Company from 2012 until 2015. Mr. Pyontek served as Director of Accounting and Reporting for the Company from 2011 until his election as Chief Financial Officer. Before joining Syms Corp., our predecessor, in 2011, Mr. Pyontek served as Director of Accounting and Reporting at Ashley Stewart, Inc., a women’s clothing retailer, during the time of its bankruptcy filing and turnaround from 2009 to 2011; as Controller at The Vitamin Shoppe, a retailer of health and nutrition supplements, from 2005 to 2008; and as Director of Finance at Party City Corporation, a retailer of party supplies and gifts, from 2003 to 2005. Earlier in his career, Mr. Pyontek held senior accounting and reporting roles at Linens ‘n Things and at KPMG LLP. Mr. Pyontek is a certified public accountant.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. The directors, executive officers and greater than 10% common stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and representations from certain reporting persons, we believe that during the year ended December 31, 2024, all filing requirements were satisfied.

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

The Board will develop criteria for evaluating prospective candidates to the Board and committees, including any specific minimum qualifications and any specific qualities or skills necessary for one or more directors to possess. Among such other criteria as the Board may from time to time determine appropriate, when the Board determines that expansion of the Board or replacement of a director, or the establishment or expansion of a committee, or replacement of a committee member, is necessary or appropriate, the Board will conduct candidate interviews, which may be with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues and other matters of relevance to the Board or applicable committee, and the willingness and ability of the candidate to engage in meaningful and constructive discussion regarding Company issues. While diversity may contribute to this overall evaluation, it is not considered by the Board as a separate or independent factor in identifying nominees for director.

We may identify candidates through recommendations made by directors, senior management or other third parties. The Board will consider director candidates recommended to the Board by stockholders during such times as we are actively considering appointing new directors. Candidates recommended by stockholders will be evaluated based on the same criteria described above.

The Board will recommend those individuals that they determine should be nominees for election or re-election to the Board at the annual meeting of stockholders or, if applicable, at a special meeting of stockholders, or otherwise appointed to the Board or any committee thereof. Stockholders desiring to suggest a candidate for consideration by the Board must do so in accordance with our bylaws and the securities laws, and should send a letter to the attention of the Secretary of the Company, at our principal executive offices, 340 Madison Avenue, Suite 3C, New York, New York 10173, and include: (a) a statement that the writer is a stockholder (providing evidence if the person’s shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be a director, including but not limited to an evaluation of the factors discussed above which the Board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing stockholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected. Because of our small size and the limited need to seek additional directors, there is no assurance that all stockholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by us or the Board, and no undertaking to do so is implied by the willingness to consider candidates proposed by stockholders.

Committees of the Board of Directors

Following the Steel Partners Transaction, the Company has one committee, the Audit Committee. The functions of the Board’s prior compensation committee and nominating and corporate governance committee have been assumed by the full Board (and when applicable, solely the independent members of the Board).

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee are Joanne Minieri (Chair), Alexander Matina and Jeffrey Wald. Each of the current members of the Audit Committee meets the criteria for independence set forth in Rule 10A-3 under the Exchange Act and satisfies the other Audit Committee membership requirements specified in Section 803B of the NYSE American Company Guide. The Board has determined that Ms. Minieri is an “audit committee financial expert,” as that term is used in Item 407 of Regulation S-K promulgated under the Exchange Act.

Board Role in Oversight of Risk

The Board is responsible for overseeing our executive management team in the execution of its responsibilities and for assessing our approach to risk management. The Board exercises these responsibilities on an ongoing basis as part of its meetings and through the Audit Committee. Each member of the management team has direct access to the Board and the Audit Committee to ensure that all risk issues are frequently and openly communicated. The Board closely monitors the information it receives from management and provides oversight and guidance to our executive management team regarding the assessment and management of risk. For example, the Board regularly reviews our critical strategic, operational, legal and financial risks with management to set the tone and direction for ensuring appropriate risk taking within the business.

In addition, financial risks are overseen by our Audit Committee, which meets separately with representatives of our independent auditors to determine whether any material financial risks or any deficiencies in our internal controls over financial reporting have been identified and, if so, the executive management team’s plans to rectify or mitigate these risks. The Audit Committee also oversees risks related to our financial statements, the financial reporting process and accounting matters.

Our Board and Audit Committee have access at all times to our management to discuss any matters of interest, including those related to risk. Those members of our executive management team who are most knowledgeable of the issues facing us also regularly attend Board and Audit Committee meetings to provide additional insight into items being discussed, including risk exposures. We believe that our Board leadership structure enables senior management to communicate identified risks to our Board and Audit Committee and affords a free flow of communication regarding risk identification and mitigation.

Director Independence

All five of the directors on the Board shall be “independent directors”, in accordance with Section 803A of the NYSE American Company Guide.

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to our named executive officers, for all services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2024 and 2023:

	Fiscal			Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Award(1)	Compensation		Total
Matthew Messinger(2)	2024	$504,808	$—	$27,500	$979,815	(3)	$1,512,123
Former President and Chief Executive Officer	2023	$750,000	$340,000	$162,800	$15,304	(4)	$1,268,104
Steven Kahn	2024	$340,000	$—	$5,500	$16,298	(5)	$361,798
Chief Financial Officer	2023	$340,000	$55,000	$33,300	$15,856	(6)	$444,156
Richard G. Pyontek	2024	$180,000	$—	$1,320	$10,745	(7)	$192,065
Chief Accounting Officer, Treasurer and Secretary	2023	$180,000	$38,000	$8,880	$10,518	(8)	$237,398

(1) The amount reflected in the table represents the aggregate grant date fair value of stock awards granted and calculated in accordance with FASB ASC Topic 718. The annual stock awards approved by the Compensation Committee are generally granted in January of each fiscal year. The grant date of the stock awards included in this column were January 2, 2024, and January 3, 2023. On January 2, 2024, the Compensation Committee approved the grant of an award of 250,000 RSUs to Mr. Messinger, 50,000 RSUs to Mr. Kahn and 12,000 RSUs to Mr. Pyontek. On January 3, 2023, the Compensation Committee approved the grant of an award of 220,000 RSUs to Mr. Messinger, 45,000 RSUs to Mr. Kahn and 12,000 RSUs to Mr. Pyontek. For additional information on the valuation assumptions refer to Note 12, “Stock-Based Compensation” of the Company’s financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2) Mr. Messinger’s employment as President and Chief Executive Officer of the Company was terminated on August 16, 2024.

(3) The amount shown includes $900,000 for severance, $69,231 for unused vacation time, $1,430 for life insurance premiums and $9,154 for 401(k) plan matching contributions.

(4) The amount shown includes $2,104 for life insurance premiums and $13,200 for 401(k) plan matching contributions.

(5) The amount shown includes $2,698 for life insurance premiums and $13,600 for 401(k) plan matching contributions.

(6) The amount shown includes $2,656 for life insurance premiums and $13,200 for 401(k) plan matching contributions.

(7) The amount shown includes $3,545 for life insurance premiums and $7,200 for 401(k) plan matching contributions.

(8) The amount shown includes $3,318 for life insurance premiums and $7,200 for 401(k) plan matching contributions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information relating to outstanding equity awards for each named executive officer outstanding as of December 31, 2024:

Number of
	Shares or		Market Value of
	Units of		Shares or Units of
	Stock that		Stock that have
	have not		not Vested
Named Executive Officer	Vested (#)		($)(3)
Matthew Messinger	—		—
Steven Kahn	72,500	(1)	$5,075
Richard Pyontek	18,000	(2)	$1,260
(1)

Granted pursuant to RSU agreements dated as of January 3, 2023, and January 2, 2024. The vesting dates of the outstanding RSU awards granted to Mr. Kahn are as follows, subject to the terms of the applicable RSU agreement: 47,500 and 25,000 underlying RSU awards vesting on January 1, 2025, and January 1, 2026, respectively.

(2)

Granted pursuant to RSU agreements dated as of January 3, 2023, and January 2, 2024. The vesting dates of the outstanding RSU awards granted to Mr. Pyontek are as follows, subject to the terms of the applicable RSU agreement: 12,000 and 6,000 underlying RSU awards vesting on January 1, 2025, and January 1, 2026, respectively.

(3)	Calculated based on $0.07 per share, which was the closing market price per share of our common stock as reported on the Over the Counter Pink Sheets (“OTCPK”) on December 31, 2024.

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

On April 26, 2024, the Company and Mr. Messinger entered into an amendment (the “Amendment”) to Mr. Messinger’s employment agreement, dated as of October 1, 2013, as amended (the “Employment Agreement”), and TPHGreenwich and Mr. Messinger entered into a consulting agreement (the “Consulting Agreement”). Under the Amendment, the Company agreed to make the following payments to Mr. Messinger in exchange for Mr. Messinger’s agreement to continue his employment as chief executive officer of the Company until the later of July 31, 2024 or the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, unless extended by the parties (the “Termination Date”), and that he will no longer have the right to terminate the Employment Agreement with Good Reason: (i) $300,000 within seven days of execution of the Amendment, (ii) $300,000 on August 1, 2024 and (iii) $300,000 on November 1, 2024. In addition, on the Termination Date, Mr. Messinger’s unvested restricted stock unit grants vested, and following the Termination Date, the Company will reimburse Mr. Messinger for COBRA continuation coverage for a period of 18 months. These payments, as well as the payments under the Consulting Agreement, will constitute full settlement with regards to any severance payable to Mr. Messinger under the Employment Agreement. All of these payments have been made to Mr. Messinger.

Mr. Messinger’s employment as President and Chief Executive Officer of the Company was terminated on August 16, 2024, however he remained as acting interim principal executive officer for SEC purposes. Mr. Messinger also remained a member of the board of directors and started receiving director compensation as of his termination date.

Upon the Termination Date, the Consulting Agreement automatically became effective. Under the Consulting Agreement, Mr. Messinger agreed to provide certain consulting services as an independent contractor to TPHGreenwich related to the properties owned by TPHGreenwich, in exchange for certain consulting payments as follows: upon the earlier to occur of June 1, 2026 and (i) the sale of the Company’s Paramus property, $200,000, (ii) the sale of the property at 237 11th Street, Brooklyn, New York (the “237 11th Property”), $800,000, (iii) the receipt of the final certificate of occupancy at the 42 Trinity Place Condominium located at 77 Greenwich Street, New York, New York (the “77G Property”), $150,000, (iv) the receipt of the agreement by the builder to complete the façade remediation at the 77G Property, $150,000, (v) final completion of the façade remediation at the 77G Property, $200,000 and (vi) final resolution of the litigation related to the 237 11th Property (the “237 11th Litigation”), $400,000. The timing of the payments is conditioned on the existence of Available Cash (as defined in TPHGreenwich’s operating agreement) sufficient to make such payments; provided that TPHGreenwich must create a special reserve for payment of such amounts using the portion of the proceeds of the sale of the 237 11th Property or 237 11th Litigation distributed to TPHGreenwich by its subsidiaries which constitutes Available Cash. The Consulting Agreement will remain in effect until June 1, 2026, unless sooner terminated in accordance with its terms.

Steven Kahn, Chief Financial Officer

On September 16, 2015, the Company entered into an employment agreement with Steven Kahn to serve as Chief Financial Officer of the Company, effective as of September 21, 2015.

On February 20, 2025, the Company and Mr. Kahn entered into Separation Agreement and Release of Claims (the “Kahn Separation Agreement”) pursuant to which the Company and Mr. Kahn agreed that Mr. Kahn’s last day of employment will be upon the termination of the Asset Management Agreement, or April 4, 2025.

Pursuant to the Kahn Separation Agreement, Mr. Kahn entered into a general release of claims of any and all claims he may have against the Company. In addition, pursuant to the Kahn Separation Agreement, Mr. Kahn is entitled to the following benefits: (A) an aggregate severance payment equal to $162,928, which includes payment for (i) severance; (ii) a retention bonus; (iii) unused vacation days; and (iv) payment for unvested shares of the Company’s stock and/or cancellation of all stock and equity incentive plan awards held by Mr. Kahn and (B), if Mr. Kahn chooses to enroll in Consolidated Omnibus Budget and Reconciliation Act, as amended (“COBRA”) coverage with respect to any prior health benefits, the Company shall pay for the first three (3) months of such COBRA coverage.

The Kahn Separation Agreement includes customary non-disparagement and cooperation provisions.

The foregoing summary is qualified in its entirety by reference to the Kahn Separation Agreement, which is filed as exhibit 10.28 to this Annual Report on Form 10-K.

Richard Pyontek, Chief Accounting Officer, Treasurer and Secretary

On June 24, 2011, our predecessor Syms Corp. entered into an offer letter with Richard Pyontek, who has served with the Company and its predecessor since the period prior to the bankruptcy proceedings.

On March 14, 2025, the Company and Mr. Pyontek entered into Separation Agreement and Release of Claims (the “Pyontek Separation Agreement”) pursuant to which the Company and Mr. Pyontek agreed that Mr. Pyontek’s last day of employment will be upon the termination of the Asset Management Agreement, or April 4, 2025.

Pursuant to the Pyontek Separation Agreement, Mr. Pyontek entered into a general release of claims of any and all claims he may have against the Company. In addition, pursuant to the Pyontek Separation Agreement, Mr. Pyontek is entitled to the following benefits: (A) an aggregate severance payment equal to $91,338, which includes payment for (i) severance; (ii) a retention bonus; (iii) unused vacation days; and (iv) payment for unvested shares of the Company’s stock and/or cancellation of all stock and equity incentive plan awards held by Mr. Pyontek and (B), if Mr. Pyontek chooses to enroll in COBRA coverage with respect to any prior health benefits, the Company shall pay for the first three (3) months of such COBRA coverage.

The Pyontek Separation Agreement includes customary non-disparagement and cooperation provisions.

The foregoing summary is qualified in its entirety by reference to the Pyontek Separation Agreement, which is filed as exhibit 10.29 to this Annual Report on Form 10-K.

Stock Ownership Guidelines for Officers

In view of the Company’s current business and plans the Board has determined it is prudent to suspend the Company’s stock ownership guidelines.

Insider Trading Policy

Our Board of Directors has adopted an insider trading policy governing the purchase, sale, or other dispositions of the Company’s securities by directors, officers and employees. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

Timing of Awards

The Company does not grant options or stock appreciation rights to directors, officers, or employees as part of its compensation program.

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

Director Compensation

Prior to June 11, 2024, our director compensation program for non-employee directors was comprised of (i) annual retainer fees and (ii) chair and committee membership fees. With respect to both annual retainer fees and chair/committee fees, two-thirds are paid in cash and one-third is paid in shares of common stock. With respect to the equity portion of the fees, the grant date was the first business day of the next succeeding fiscal quarter, and the valuation for such grants was the closing price on the last trading day of the prior quarter.

Annual Retainer Fees

●	$53,333 in cash; and
●	$26,667 in shares of our common stock.

Chair and Committee Membership Fees

	Chair	Member
	($)	($)
Board of Directors	$15,000	$—
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating & Corporate Governance Committee	$8,000	$4,000
Transaction Committee	$11,500	$7,500

On June 11, 2024, the Board adopted a new director compensation program for its non-employee directors, comprised of annual retainer fees and chair fees to be paid in cash as follows:

Annual Retainer Fee:

$80,000

Annual Chair Fees:

Chair
($)
Board of Directors	$15,000
Audit Committee	$15,000
Compensation Committee	$5,000
Nominating & Corporate Governance Committee	$5,000

All compensation is payable on a quarterly basis in arrears, on the first business day of the next succeeding fiscal quarter.

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

Directors may elect to defer all, but not less than all, of the equity portion of their annual retainers and chair and committee fees until such time as the director leaves the Board in accordance with our Deferral Plan on an annual basis. In such case, the director will have a fully vested right to receive the deferred shares at the time that the director ceases to serve as a director. Directors will receive dividend equivalents with respect to the deferred shares, meaning that the directors will receive the right to receive additional shares in lieu of any dividend that would have been paid had the shares not been deferred, based on the stock price at the time the dividends are paid to stockholders. The additional deferred shares also will be paid at the same time the director ceases to serve as a director. As of December 31, 2024, the Company had not paid a dividend. As of December 31, 2024, a total of 917,702 shares have been deferred under the Deferral Plan.

Shares of common stock, whether or not deferred, are granted to non-employee directors pursuant to and in accordance with the provisions of the Stock Incentive Plan, and deferrals are made pursuant to the Deferral Plan.

Matthew Messinger’s employment as President and Chief Executive Officer of the Company was terminated on August 16, 2024, but he remained a member of the board of directors and started receiving director compensation as of his termination date.

During the year ended December 31, 2024, our non-employee directors received total compensation as shown in the following table.

	Fees Earned
	or Paid in	Stock Awards	Total
	Cash ($)	($)(1)	($)
Patrick J. Bartels, Jr (2)	$30,406	$15,198	$45,604
Daniel C. Bartok	$—	$—	$—
Jeffrey B. Citrin(3)	$15,183	$36,711	$51,894
Alan Cohen(4)	$22,039	$9,693	$31,732
Alexander C. Matina	$92,340	$15,003	$107,343
Matthew Messinger	$29,783	$—	$29,783
Joanne M. Minieri	$86,720	$13,843	$100,563
Keith Pattiz	$52,769	$36,904	$89,673

(1) Based on the closing stock price on the day prior to the grant date.

(2) Patrick Bartels resigned from the board of directors effective June 11, 2024.

(3) Jeffrey B. Citrin resigned from the board of directors effective July 24, 2024.

(4) Alan Cohen resigned from the board of directors effective April 26, 2024.

The table below shows the aggregate number of stock awards granted to our non-employee directors for the year ended December 31, 2024.

Stock Awards
(In Shares)(1)
Patrick J. Bartels, Jr	102,428
Daniel C. Bartok	—
Jeffrey B. Citrin	277,648
Alan Cohen	70,810
Alexander C. Matina	113,473
Matthew Messinger	—
Joanne M. Minieri	104,699
Keith Pattiz	279,109
(1)	Receipt of an aggregate of 448,751 shares was deferred under the Deferral Plan.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 24, 2025 of (i) each person known to us to beneficially own more than 5% of our voting securities, (ii) each director and director nominee of the Company, (iii) each named executive officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise described in the notes below, to our knowledge, the beneficial owners have sole voting power and sole investment power with respect to all shares set forth opposite their respective names.

Ownership of Common Stock

	Number of
	Shares of
	Common Stock
	Beneficially		Percent of
Name and Address of Beneficial Owner(1)	Owned		Class(2)
Executive Officers and Directors
Steven Kahn	178,220		*
Richard G. Pyontek	45,583		*
Alexander C. Matina	389,367	(3)	*
Joanne M. Minieri	363,064		*
Joseph Martin(4)	—		—
Jack L. Howard(4)	—		—
Jeffrey S. Wald	—		—
All executive officers and directors as a group (7 individuals)	976,234	(5)	1.5%
Greater than 5% Stockholders
Steel IP Investments, LLC(4)	26,162,245		39.5%
MFP Partners, L.P.	8,232,617	(6)	12.4%
Third Avenue Management LLC	3,475,472	(7)	5.2%
*	Represents less than 1% of the shares outstanding.
(1)	The business address of the individuals named in this table is c/o Trinity Place Holdings Inc., 340 Madison Avenue, Suite 3C, New York, New York 10173.
(2)	As of March 24, 2025, a total of 66,247,266 shares of common stock were outstanding.
(3)	Includes 22,270 shares of common stock issuable within 60 days of March 24, 2025 in accordance with the terms of the Company’s Non-Employee Directors’ Deferral Program (the “Deferral Plan”).
(4)

The Purchaser, an affiliate of Steel, owns approximately 39.5% of the outstanding shares of common stock. Messrs. Howard and Martin are executive officers of Steel and disclaim beneficial ownership of the shares expected to be purchased in connection with the transaction with Steel.

(5)	Includes 22,270 shares of common stock issuable within 60 days of March 24, 2025 in accordance with the terms of the Company’s Deferral Plan.
(6)

This information is derived from a Form 4 filed with the SEC on February 10, 2025. MFP Investors LLC is the general partner of MFP Partners, L.P. Jennifer Cook Price is managing director of MFP Partners, L.P. and managing member and managing director of MFP Investors LLC. Alexander C. Matina, a director of the Company, is a consultant to MFP Investors LLC. The address of MFP Partners, L.P. is 909 Third Avenue, 33rd Floor, New York, NY 10022.

(7)

Reflects shares of common stock held by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund. Third Avenue Management LLC is a registered investment advisor that acts as an adviser to clients including Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund. Third Avenue Management LLC has sole voting and dispositive power over all of the shares. The chair of our audit committee, Joanne M. Minieri, was appointed to our Board of Directors by Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund, but is not a representative of Third Avenue Management LLC, or Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund. The address of Third Avenue Management LLC is 675 Third Avenue, New York, NY 10017.

Ownership of Special Stock

The following table sets forth as of March 24, 2025, the name and address of the holder of the one share of our special stock:

Title of Class	Beneficial Owner	Number of Shares of Special Stock Beneficially Owned	Percent of Class
Special Stock	Third Avenue Trust, on	1	100%
	behalf of
	Third Avenue Real Estate
	Value Fund
	622 Third Avenue
	New York, NY 10017

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans, which consisted of our Stock Incentive Plan and individually negotiated awards pursuant to employment agreements as of December 31, 2024. Our Stock Incentive Plan and the employment agreements pursuant to which the awards were issued were adopted and entered into, respectively, prior to the listing of our common stock on the NYSE American, and were not approved by our stockholders. To date, all awards have been issued in the form of RSUs.

Number of
Securities
Remaining
	Number of Securities		Available for
	to be		Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Stock Incentive Plan	98,000	—	2,000,001

Total	98,000	—	2,000,001

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

Related Party Transactions

Secured Promissory Note

In connection with the Steel Partners Transaction, on February 18, 2025, the Company issued the Steel Promissory Note to the Steel Lender, an affiliate of Steel Partners and Steel Purchaser, pursuant to which the Company may borrow up to $5.0 million from the Steel Lender. The Steel Promissory Note is secured by a pledge of all of the assets of the Company. As of March 24, 2025, $1.0 million was outstanding under the Steel Promissory Note.

The foregoing summary is qualified in its entirety by reference to the Steel Promissory Note, which is filed as exhibit 10.27 to this Annual Report on Form 10-K.

Steel Management Services Agreement

As of March 19, 2025, Steel Services Ltd. (“Steel Services”), an affiliate of Steel Partners, and the Company entered into a management services agreement (the “Steel MSA”) pursuant to which Steel Services agreed to provide certain managerial services to the Company.

Pursuant to the Steel MSA, for a period of one-year (which shall renew automatically for additional one-year terms unless otherwise terminated), Steel Services shall provide certain managerial services to the Company, including general assistance with legal, finance & treasury, internal audit, human resources, IT and tax functions and obligations. In consideration for the services rendered under the Steel MSA, the Company shall pay Steel Services $10,000 monthly.

The Steel MSA may be terminated (i) by either party, effective on the last day of the current term, upon not less than ninety (90) days prior written notice to the other; (ii) by the Company, at any time, on less than ninety (90) days-notice; provided that, in the case of a termination by the Company pursuant to (i) or (ii), the Company shall pay to Steel Services a termination fee equal to 125% of the fees due under the Steel MSA; (iii) immediately upon the bankruptcy or dissolution of Steel Services, (iv) promptly by the Company upon a material breach of the Steel MSA Agreement (provided Steel Services shall be provided notice of the breach and be provided a reasonable opportunity to cure during a period of no less than 90 days); or (v) immediately by the Company for Cause (as defined in the Steel MSA).

The foregoing summary is qualified in its entirety by reference to the Steel MSA, which is filed as exhibit 10.30 to this Annual Report on Form 10-K.

Director Independence

The Board of Directors has determined that each member of the Board is “independent” in accordance with Section 803A of the NYSE American Company Guide.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm for 2024 and 2023

The following is a summary of the fees billed to us by BDO USA, P.C for professional services rendered for the years ended December 31, 2024 and 2023, respectively:

	Year Ended	Year Ended
Fees Category	December 31, 2024	December 31, 2023
Audit Fee	$272,281	$409,700
Audit Related Fees	9,000	8,100
Tax	35,000	30,000

Total Fees	$316,281	$447,800

Audit Fees

BDO USA, P.C. billed aggregate fees and related expenses of $272,281 for professional services rendered for the audit of our financial statements for the year ended December 31, 2024, the quarterly reviews of the financial statements included in our Form 10-Qs, for professional services rendered for tax and accounting consulting related to the previously mentioned Recapitalization Transactions and consultation related to Code Section 382 during this period.

BDO USA, P.C. billed aggregate fees and related expenses of $409,700 for professional services rendered for the audit of our financial statements for the year ended December 31, 2023, the quarterly reviews of the financial statements included in our Form 10-Qs, for professional services rendered for tax and accounting consulting related to the previously mentioned Recapitalization Transactions, consultation related to Code Section 382 during this period, and for assurance and related services that are reasonably related to the performance of the review of the prospectus supplement to S-8 registration statement and comfort letter.

Audit-Related Fees

BDO USA, P.C. billed aggregate fees of $9,000 for audit-related fees for the year ended December 31, 2024, related to the audit of the 237 11th property’s real estate tax abatement application.

BDO USA, P.C. billed aggregate fees of $8,100 for audit-related fees for the year ended December 31, 2023 related to the audit of our 237 11th property’s real estate tax abatement application

Tax Fees

BDO USA, P.C. billed aggregate fees of $35,000 and $30,000 during the year ended December 31, 2024, and 2023, respectively, for tax compliance, tax advice and tax planning for the Company and TPHGreenwich.

Pre-Approval Policy

Pursuant to the rules and regulations of the SEC, before our independent registered public accounting firm is engaged to render audit or non-audit services, the engagement must be approved by our Audit Committee or entered into pursuant to a pre-approval policy. The Audit Committee has adopted a pre-approval policy that sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories — audit, audit-related, tax services or, to the extent permitted by law, other services — that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to the Chair of the Audit Committee the authority to amend or modify the list of pre-approved non-audit services and fees. The Chair will report action she has taken to the Audit Committee at the Audit Committee’s next scheduled meeting. The Audit Committee may also delegate pre-approval authority to one or more of its members, who shall report any pre-approval decisions to the Audit Committee at the Audit Committee’s next scheduled meeting. All audit and non-audit services performed by BDO USA, P.C. were pre-approved by our Audit Committee during the year ended December 31, 2024.

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

3.1	Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 13, 2015)

3.2	Amended and Bylaws of Trinity Place Holdings Inc.**

3.3	Amendment to Amended and Restated Certificate of Incorporation of Trinity Place Holdings Inc. **

4.1	Form of Trinity Place Holdings Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed with the SEC on September 15, 2015)

10.1

Motion for an Order (i) Authorizing the Reorganized Debtors to Enter into Secured Debt Financing and Effectuate the Transactions Contemplated Therein; (ii) Authorizing the Reorganized Debtors to Sell Syms Owned Real Estate; and (iii) Granting Related Relief (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on December 31, 2014)

10.2

Stock Purchase Agreement, dated as of February 5, 2025, by and among Trinity Place Holdings Inc. (solely with respect to Sections 1.6.3 and 5.1 thereto), TPHS Lender LLC and Steel IP Investments, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 5, 2025)

10.3

Shareholder Rights Agreement, dated as of February 5, 2025, by and between Trinity Place Holdings Inc. and Steel IP Investments, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on February 5, 2025)

10.4

Second Amended and Restated Limited Liability Company Operating Agreement of TPHGreenwich Holdings LLC, dated as of February 18, 2025, by and between TPHS Investor LLC and Trinity Place Holdings Inc. ¥**

10.5

Stock Purchase Agreement, dated as of January 5, 2024, by and between Trinity Place Holdings Inc., TPHS Lender LLC and TPHS Investor LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 10, 2024)¥

10.6

Amendment to Stock Purchase Agreement, dated as of January 30, 2024, by and between Trinity Place Holdings Inc., TPHS Lender LLC and TPHS Investor LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 5, 2024)¥

10.7	Partial Termination of Stock Purchase Agreement, dated as of February 18, 2025, by and among Trinity Place Holdings Inc., TPHS Lender LLC and TPHS Investor LLC. **

10.8

Asset Management Agreement, dated as of February 14, 2024, between TPH Asset Manager LLC and TPHGreenwich Holdings LLC (incorporated by reference to Exhibit 10.5 of the Form 10-K filed with the SEC on March 29, 2024) ¥

10.9

Termination Agreement (Asset Management Agreement), dated as of February 5, 2025, by and between TPHGreenwich Holdings LLC and TPH Asset Manager LLC (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on February 5, 2025)

10.10

Amended and Restated Credit Agreement, dated as of February 14, 2024, among TPHGreenwich Holdings LLC, as Borrower, certain subsidiaries of the borrower from time to time party thereto, as Guarantors, the initial lenders named therein, as Initial Lenders, and Mount Street US (Georgia) LLP, as administrative agent (incorporated by reference to Exhibit 10.6 of the Form 10-K filed with the SEC on March 29, 2024)

10.11

Amended and Restated Mezzanine Loan Agreement, dated as of October 22, 2021 by and among TPHGreenwich Subordinate Mezz LLC, as borrower, TPHGreenwich Mezz LLC, as additional pledger, TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 25, 2021)

10.12

First Amendment to Amended and Restated Mezzanine Agreement and Loan Documents, dated as of November 30, 2022, by and among TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent, TPHGreenwich Subordinate Mezz LLC, as borrower, TPHGreenwich Mezz LLC, as additional pledger and Trinity Place Holdings Inc., as guarantor (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.13

Second Amendment to Amended and Restated Mezzanine Loan Agreement and Loan Documents, dated as of February 14, 2024, by and among TPHS Lender II LLC, as lender and TPHS Lender II LLC, as administrative agent, TPHGreenwich Subordinate Mezz LLC, as borrower and Trinity Place Holdings Inc., as released Trinity guarantor (incorporated by reference to Exhibit 10.9 of the Form 10-K filed with the SEC on March 29, 2024)¥

10.14

Master Loan Agreement, dated as of October 22, 2021, by and between TPHGreenwich Owner LLC, as borrower, and Macquarie PF Inc., as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 25, 2021)

10.15

First Amendment to Master Loan Agreement and Loan Documents, dated as of November 30, 2022, by and among Macquarie PF Inc., as lender, TPHGreenwich Owner LLC, as borrower, and Trinity Place Holdings Inc., as guarantor (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.16

Second Amendment to Master Loan Agreement and Loan Documents, dated as of May 22, 2023, by and among Macquarie PF Inc., as lender, TPHGreenwich Owner LLC, as borrower, and Trinity Place Holdings Inc., as guarantor (incorporated by reference to Exhibit 10.12 of the Form 10-K filed with the SEC on March 29, 2024)

10.17

Third Amendment to Master Loan Agreement and Loan Documents, dated as of February 14, 2024, by and among MPF Greenwich Lender LLC, as lender, TPHGreenwich Owner LLC, as borrower, Trinity Place Holdings Inc., and certain additional parties thereto, as guarantors (incorporated by reference to Exhibit 10.13 of the Form 10-K filed with the SEC on March 29, 2024)¥

10.18

Stock Purchase Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Third Avenue Trust, on behalf of Third Avenue Real Estate Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on October 2, 2013)

10.19	Trinity Place Holdings Inc. 2015 Stock Incentive Plan (as amended, effective June 11, 2024) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 25, 2024)*

10.20	Form of Restricted Stock Unit Agreement for employees (incorporated by reference to Exhibit 10.6 of the Form 10-K filed with the SEC on May 30, 2014)*

10.21

Employment Agreement, dated as of October 1, 2013, between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on October 2, 2013)*

10.22

Amendment to Employment Agreement, dated as of September 11, 2015, by and between Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on September 15, 2015)*

10.23

Amendment to Employment Agreement, dated April 26, 2024, by Trinity Place Holdings Inc. and Matthew Messinger (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 14, 2024)*

10.24	Consulting Agreement, April 26, 2024, between TPHGreenwich Holdings LLC and Matthew Messinger (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the SEC on August 14, 2024)*¥

10.25	Letter Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 22, 2015)*

10.26

Letter Agreement, between Trinity Place Holdings Inc. (formerly Syms Corp.) and Richard Pyontek, dated June 24, 2011 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the SEC on May 10, 2016)*

10.27	Senior Secured Promissory Note dated February 18, 2025**

10.28	Separation Agreement, between Trinity Place Holdings Inc. and Steven Kahn, dated February 20, 2025**

10.29	Separation Agreement, between Trinity Place Holdings Inc. and Richard Pyontek, dated March 14, 2025**

10.30	Management Services Agreement, effective as of March 19, 2025, between Trinity Place Holdings Inc. and Steel Services Ltd.**

19.1	Insider Trading Policy**

21.1	List of Subsidiaries**

31.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

97.1	Clawback Policy (incorporate by reference to Exhibit 97.1 of the Form 10-K filed with the SEC on March 29, 2024)

101.10	The following financial statements from the Trinity Place Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2024, as formatted in XBRL:**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

* Management contract, compensatory plan or arrangement.

**Filed herewith

***Furnished herewith

¥	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the SEC.

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Place Holdings Inc.

By:	/s/ Steven Kahn
Steven Kahn
Chief Financial Officer (principal executive and financial officer)

Date:	March 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Kahn	Chief Financial Officer	March 24, 2025
Steven Kahn	(Principal Executive and Financial Officer)

/s/ Richard Pyontek	Chief Accounting Officer	March 24, 2025
Richard Pyontek	(Principal Accounting Officer)

/s/ Jack Howard	Director (Chairman of the Board)	March 24, 2025
Jack Howard

/s/ Alexander Matina	Director	March 24, 2025
Alexander Matina

/s/ Joseph Martin	Director	March 24, 2025
Joseph Martin

/s/ Joanne Minieri	Director	March 24, 2025
Joanne Minieri

/s/ Jeffrey Wald	Director	March 24, 2025
Jeffrey Wald

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Trinity Place Holdings, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trinity Place Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Investment in TPHGreenwich

As described in Note 2 to the consolidated financial statements, under the Recapitalization Transactions, all real estate assets and the related liabilities of the Company were contributed to TPHGreenwich at fair value in February 2024. The Company is required to consolidate a variable interest entity in which it is considered the primary beneficiary. Entities which the Company does not control through its voting interest and entities which are variable interest entities, but where the Company is not the primary beneficiary, are accounted for under the equity method of accounting. Accordingly, the Company accounted for its investment in TPHGreenwich under the equity method of accounting. A gain on contribution to joint venture of approximately $21.0 million is included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024.

We identified the accounting for the Company’s investment in TPHGreenwich resulting from the Recapitalization Transactions as a critical audit matter. Determining whether the Company is the primary beneficiary that controls TPHGreenwich, including its real estate assets, or whether the Company should account for its investment in TPHGreenwich using the equity method of accounting requires significant judgment due to the application of complex and subjective technical accounting. Auditing these elements involved especially challenging, subjective and complex auditor judgment due to the nature and extent of audit effort required to address these matters, including involvement of professionals with expertise in the accounting for variable interest entities.

The primary procedures we performed to address this critical audit matter included:

●	Inspecting the agreements related to the Recapitalization Transactions to identify relevant terms and conditions that affect the determination about whether the Company is the primary beneficiary that controls TPHGreenwich, including its real estate assets, or whether it should account for its investment in TPHGreenwich using the equity method of accounting.
●	With the assistance of professionals in our firm having expertise in accounting for variable interest entities, we evaluated the Company’s conclusions regarding whether the Company controls TPHGreenwich, including its real estate assets, and is the primary beneficiary of the variable interest entities or whether it should account for its investment in TPHGreenwich using the equity method under accounting principles generally accepted in the United States of America.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2003.

New York, New York

March 24, 2025

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2024	2023

ASSETS

Real estate, net	$—	$62,324
Residential condominium units for sale	—	184,561
Cash and cash equivalents	277	264
Restricted cash	126	8,081
Prepaid expenses and other assets, net	267	2,774
Pension asset	2,802	1,370
Accounts receivable, net	146	356
Deferred rents receivable	—	307
Right-of-use asset	109	519
Intangible assets, net	—	6,952
Total assets	$3,727	$267,508

LIABILITIES

Loans payable, net	$—	$194,628
Corporate credit facility, net	—	40,791
Secured line of credit	—	11,750
Accounts payable and accrued expenses	454	28,273
Accrued professional fees	954	1,545
Lease liability	118	569
Total liabilities	1,526	277,556

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 2 shares authorized; no shares issued and outstanding at December 31, 2024, and December 31, 2023	—	—
Special stock, $0.01 par value; 1 share authorized, issued and outstanding at December 31, 2024, and December 31, 2023	—	—
Common stock, $0.01 par value; 79,999,997 shares authorized; 72,487,481 and 44,965,083 shares issued at December 31, 2024, and December 31, 2023, respectively; 65,314,726 and 38,199,386 shares outstanding at December 31, 2024, and December 31, 2023, respectively	725	450
Additional paid-in capital	150,183	145,301
Treasury stock (7,172,755 and 6,765,697 shares at December 31, 2024, and December 31, 2023, respectively)	(57,676)	(57,637)
Accumulated other comprehensive loss	(729)	(2,257)
Accumulated deficit	(90,302)	(95,905)

Total stockholders’ equity (deficit)	2,201	(10,048)

Total liabilities and stockholders’ equity (deficit)	$3,727	$267,508

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022

Revenues
Rental revenues	$798	$5,942	$5,502
Other income	1,305	177	182
Sales of residential condominium units	1,439	27,483	37,300

Total revenues	3,542	33,602	42,984

Operating Expenses
Property operating expenses	480	3,949	4,180
Real estate taxes	363	2,355	1,697
General and administrative	5,370	6,037	5,754
Pension related costs	97	(231)	548
Cost of sales - residential condominium units	1,437	27,257	35,236
Transaction related costs	—	206	163
Depreciation and amortization	771	3,739	4,018

Total operating expenses	8,518	43,312	51,596

Operating loss	(4,976)	(9,710)	(8,612)

Gain on contribution to joint venture	20,976	—	—
Equity in net (loss) gain from unconsolidated joint ventures	(5,962)	(4)	804
Equity in net gain on sale of unconsolidated joint venture property	—	3,065	4,490
Unrealized gain on warrants	—	73	1,070
Interest expense, net	(3,883)	(29,229)	(15,701)
Interest expense - amortization of deferred finance costs	(334)	(3,031)	(2,453)

Income (loss) before taxes	5,821	(38,836)	(20,402)

Tax expense	(218)	(183)	(288)

Net income (loss) attributable to common stockholders	$5,603	$(39,019)	$(20,690)

Other comprehensive income (loss):

Unrealized gain (loss) on pension liability	1,528	1,369	(2,283)
Comprehensive income (loss) attributable to common stockholders	$7,131	$(37,650)	$(22,973)

Income (loss) per share - basic and diluted	$0.09	$(1.02)	$(0.56)

Weighted average number of common shares - basic and diluted	62,636	38,356	37,224

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance as of December 31, 2021	43,024	$430	$144,282	(6,398)	$(57,166)	$(36,196)	$(1,343)	$50,007

Net loss available to common stockholders	—	—	—	—	—	(20,690)	—	(20,690)
Settlement of stock awards	424	5	—	(143)	(295)	—	—	(290)
Unrealized loss on pension liability	—	—	—	—	—	—	(2,283)	(2,283)
Stock-based compensation expense	—	—	597	—	—	—	—	597

Balance as of December 31, 2022	43,448	$435	$144,879	(6,541)	$(57,461)	$(56,886)	$(3,626)	$27,341

Net loss available to common stockholders	—	—	—	—	—	(39,019)	—	(39,019)
Settlement of warrants	750	8	(5)	—	—	—	—	3
Settlement of stock awards	767	7	82	(225)	(176)	—	—	(87)
Unrealized gain on pension liability	—	—	—	—	—	—	1,369	1,369
Stock-based compensation expense	—	—	345	—	—	—	—	345

Balance as of December 31, 2023	44,965	$450	$145,301	(6,766)	$(57,637)	$(95,905)	$(2,257)	$(10,048)

Net income available to common stockholders	—	—	—	—	—	5,603	—	5,603
Sale of common stock	25,112	251	4,142	—	—	—	—	4,393
Settlement of stock awards	2,410	24	608	(407)	(39)	—	—	593
Unrealized gain on pension liability	—	—	—	—	—	—	1,528	1,528
Stock-based compensation expense	—	—	132	—	—	—	—	132

Balance as of December 31, 2024	72,487	$725	$150,183	(7,173)	$(57,676)	$(90,302)	$(729)	$2,201

See Notes to Consolidated Financial Statements

TRINITY PLACE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$5,603	$(39,019)	$(20,690)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash (used in) provided by operating activities:
Depreciation and amortization and amortization of deferred finance costs	1,105	6,770	6,471
Other non-cash adjustment - paid-in-kind interest	1,466	5,532	4,651
Settlement of stock awards and stock-based compensation expense	740	459	553
Gain on sale of joint venture real estate	—	(3,065)	(4,490)
Gain on contribution to joint venture	(20,976)	—	—
Deferred rents receivable	12	(144)	(49)
Unrealized gain on warrants	—	(73)	(1,070)
Equity in net loss (gain) from unconsolidated joint ventures	5,962	4	(804)
Distributions from unconsolidated joint ventures	—	—	1,428
Decrease (increase) in operating assets:
Residential condominium units for sale	2,201	18,523	15,600
Receivables	(199)	(94)	(178)
Prepaid expenses and other assets, net	63	574	(1,783)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(3,919)	5,059	1,712
Net cash (used in) provided by operating activities	(7,942)	(5,474)	1,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	—	(171)	(93)
Transfer of restricted cash	(6,904)	—	—
Net proceeds from sale of unconsolidated joint venture	—	7,240	17,418
Net cash (used in) provided by investing activities	(6,904)	7,069	17,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and corporate credit facility	2,526	5,376	30,239
Proceeds from secured line of credit	—	2,000	500
Repayment of loans and corporate credit facility	—	(16,613)	(48,415)
Repayment of note payable	—	(5,863)	—
Repayment of secured line of credit	—	—	(3,500)
Settlement of stock awards	(15)	(208)	(290)
Settlement of warrants	—	3	—
Sale of common stock, net	4,393	—	—
Net cash provided by (used in) financing activities	6,904	(15,305)	(21,466)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,942)	(13,710)	(2,790)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,345	22,055	24,845
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$403	$8,345	$22,055

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD	$264	$1,548	$4,310
RESTRICTED CASH, BEGINNING OF PERIOD	8,081	20,507	20,535
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$8,345	$22,055	$24,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$277	$264	$1,548
RESTRICTED CASH, END OF PERIOD	126	8,081	20,507
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$403	$8,345	$22,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$915	$11,690	$12,711
Cash paid during the period for: Taxes - State	$268	$223	$321
Cash paid during the period for: Taxes - Local	$12	$19	$60

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized amortization of deferred financing costs and warrants	$—	$78	$1,572
Capitalized stock-based compensation expense	$—	$7	$44
Unrealized gain (loss) on pension liability	$1,528	$1,369	$(2,283)
Transfer of real estate and condominium assets	$244,477	$—	$—
Transfer of loans, credit facility and line of credit	$(251,325)	$—	$—
Transfer of operating assets and liabilities, net	$(14,797)	$—	$—

See Notes to Consolidated Financial Statements

Trinity Place Holdings Inc.

Notes to Consolidated Financial Statements

December 31, 2024

NOTE 1 – BASIS OF PRESENTATION

General Business Plan

Trinity Place Holdings Inc., which we refer to in these financial statements as “Trinity,” “we,” “our,” or “us”, is a real estate holding, investment, development and asset management company. As part of a series of transactions described below, on February 14, 2024, TPHGreenwich Holdings LLC (“TPHGreenwich”), a previously 100% owned subsidiary of ours, became owned 95% by us, with an affiliate of the lender under our corporate credit facility owning a 5% interest in, and acting as manager of, such entity. As a result of the transactions described below, the TPHGreenwich subsidiary was deconsolidated and is now accounted for as an equity method investment.  TPHGreenwich’s largest asset held is a property located at 77 Greenwich Street in Lower Manhattan (“77 Greenwich”), which is substantially complete as a mixed-use project consisting of a 90-unit residential condominium tower, retail space and a New York City elementary school. TPHGreenwich also held a 105-unit, 12-story multi-family property located at 237 11th Street in Brooklyn, New York (“237 11th”), as well as a property occupied by retail tenants in Paramus, New Jersey, both of which have subsequently been sold, see Note 14 – Investment in Unconsolidated Joint Venture for further information.

We also control a variety of intellectual property assets focused on the consumer sector, a legacy of our predecessor, Syms Corp. (“Syms”), including FilenesBasement.com, our rights to the Stanley Blacker® brand, as well as the intellectual property associated with the Running of the Brides® event and the An Educated Consumer is Our Best Customer® slogan.

Leased occupancy percentage and residential unit disclosures in the notes to consolidated financial statements are unaudited.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

a.	Principles of Consolidation - The consolidated financial statements include our accounts and those of our subsidiaries which are or were wholly-owned or controlled by us.

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Accordingly, TPHGreenwich, which began on February 14, 2024, The Berkley, which was sold in April 2022, and 250 North 10th, which was sold in February 2023, were not consolidated by the Company and our share of the earnings or losses of our unconsolidated joint ventures are included in our consolidated statements of operations and comprehensive income (loss) (see Note 14 – Investments in Unconsolidated Joint Ventures for further information). All significant intercompany balances and transactions have been eliminated.

b.

Investments in Unconsolidated Joint Ventures - We accounted for our investments in unconsolidated joint ventures, namely, The Berkley, which was sold in April 2022, 250 North 10th, which was sold in February 2023, and TPHGreenwich under the equity method of accounting (see Note 14 - Investments in Unconsolidated Joint Ventures for further information).

The Company uses the equity method of accounting to record its equity investments in entities in which it has significant influence but does not hold a controlling financial interest, including equity investments in VIEs in which the Company is not the primary beneficiary. Under the equity method, an investment is reflected on the statement of financial condition of an investor as a single amount, and an investor’s share of earnings or losses from its investment is reflected in the statement of operations as a single amount. The investment is initially measured at cost and subsequently adjusted for the investor’s share of the earnings or losses of the investee and distributions received from the investee. The investor recognizes its share of the earnings or losses of the investee in the periods in which they are reported by the investee in its financial statements rather than in the period in which an investee declares a distribution. Intra-entity profits and losses on assets still remaining with an investor or investee are eliminated.

The Company recognizes its share of earnings or losses from certain equity method investments based on the hypothetical-liquidation-at-book value (“HLBV”) method. Under this method, earnings or losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. This method is used to calculate the Company’s share of earnings or losses from equity method investments when the contractual cash disbursements to the investors are different than the investors’ stated ownership percentage. This method of accounting is used for our investment in TPHGreenwich given the non-pro rata distribution provision in the JV Operating Agreement in favor of Investor, and there is no obligation to fund losses or operations of the joint venture. Under the HLBV method we do not record our proportionate share of TPHGreenwich losses and we will not recognize losses from the joint venture in excess of our investment basis. As of December 31, 2024, our investment in TPHGreenwich has been reduced to $0, and our unrecorded share of suspended losses was approximately $27.6 million.

The Company reviews its investments on an ongoing basis for indicators of other-than-temporary impairment. This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of its investments, general market conditions, the duration and extent to which the fair value of an investment is less than cost, and the Company’s intent and ability to hold an investment until it recovers. The Company also considers specific adverse conditions related to the financial health and business outlook of the investee, including industry and market performance, rating agency actions, and expected future operating and financing cash flows. If a decline in the fair value of an investment is determined to be other-than-temporary, an impairment loss is recorded to reduce the investment to its fair value, and a new cost basis in the investment is established.

On February 14, 2024, we consummated the transactions contemplated by the Stock Purchase Agreement, dated as of January 5, 2024 (as amended, the “Legacy Stock Purchase Agreement”), between the Company, TPHS Lender LLC, the lender under the Company’s Corporate Credit Facility (“TPHS Lender”) and TPHS Investor LLC, an affiliate of TPHS Lender (the “JV Investor”, and together with the TPHS Lender, the “Legacy Investor”), pursuant to which (i) Legacy Investor purchased 25,112,245 shares of common stock, par value $0.01 per share of the Company for a purchase price of $0.30 per share, (ii) the Company and the JV Investor entered into an amended and restated limited liability company operating agreement of TPHGreenwich, pursuant to which the JV Investor was appointed the initial manager of, and acquired a five percent (5%) interest in TPHGreenwich, and TPHGreenwich continues to own, indirectly, all of the real property assets and liabilities formerly held by the Company, and (iii) TPHGreenwich entered into an asset management agreement (the “Asset Management Agreement”) with a newly formed subsidiary of the Company (the “TPH Manager”), pursuant to which TPHGreenwich hired the TPH Manager to act as initial asset manager for TPHGreenwich for an annual management fee, as described in more detail below (collectively, the “Recapitalization Transactions”).

Under the Recapitalization Transactions, all real estate assets and related liabilities of the Company were contributed to TPHGreenwich at fair value. This resulted in a gain on contribution to joint venture of approximately $21.0 million and was recorded during the year ended December 31, 2024.

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

d.

Reportable Segments - We operate in one reportable segment: Asset management. Financial information related to our reportable segment for the years ended December 31, 2024, 2023 and 2022 is set forth in Note 15 – Segment Information.

e.

Concentrations of Credit Risk - Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We hold substantially all of our cash and cash equivalents in banks. Such cash balances at times exceed federally insured limits.  We have not experienced any losses in connection with these deposits.

f.

Real Estate – Prior to the Recapitalization Transactions, real estate assets were stated at historical cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties were capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property were also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the useful life of an asset were charged to operations as incurred. Depreciation and amortization were determined using the straight-line method over the estimated useful lives as described in the table below:

Category	Terms
Buildings and improvements	10 - 39 years
Tenant improvements	Shorter of remaining term of the lease or useful life
Furniture and fixtures	5 - 8 years

g.

Residential Condominium Units for Sale - Prior to the Recapitalization Transactions, we capitalized certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs and construction costs for each specific property. Additionally, we capitalized operating costs, interest, real estate taxes, insurance and compensation and related costs of personnel directly involved with the specific project related to real estate that is under development. Capitalization of these costs began when the activities and related expenditures commence, and ceased as the condominium units receives its temporary certificates of occupancy (“TCOs”).

77 Greenwich is a condominium development project which includes residential condominium units that are ready for sale. Residential condominium units for sale as of December 31, 2023, included 77 Greenwich, and in all cases, excluded costs of development for the residential condominium units at 77 Greenwich that were sold. The residential condominium units for sale were stated at the lower of cost or net realizable value. Management considered relevant cash flows relating to budgeted project costs and estimated costs to complete, estimated sales velocity, expected proceeds from the sales of completed condominium units, including any potential declines in market values, and other available information in assessing whether the 77 Greenwich development project is impaired. Residential condominium units were evaluated for impairment based on the contracted and projected sales prices compared to the total estimated cost to construct. Any calculated impairments would have been recorded immediately in cost of sales. No provision for impairment was recorded for our unsold residential condominium units for the years ended December 31, 2023, and 2022, or prior to the contribution to TPHGreenwich in 2024. The 77 Greenwich property is being held at the unconsolidated joint venture level as of February 14, 2024, the date of the Recapitalization Transactions, as described above.

h.

Valuation of Long-Lived Assets – Prior to the Recapitalization Transactions, we periodically reviewed long-lived assets for impairment whenever changes in circumstances indicated that the carrying amount of the assets may not be fully recoverable. We considered relevant cash flow, management’s strategic plans and significant decreases, if any, in the market value of the asset and other available information in assessing whether the carrying value of the assets could be recovered. When such events occurred, we compared the carrying amount of the asset to the undiscounted expected future cash flows, excluding interest charges, from the use and eventual disposition of the asset. If this comparison indicated an impairment, the carrying amount was then compared to the estimated fair value of the long-lived asset. An impairment loss was measured as the amount by which the carrying value of the long-lived asset exceeded its estimated fair value. We considered all the aforementioned indicators of impairment for our real estate and condominium units for sale for the years ended December 31, 2023 and 2022, and no provision for impairment was recorded during the years ended December 31, 2023 and 2022, or for the period from January 1, 2024 through February 14, 2024. The 77 Greenwich property and all real estate is being held at the unconsolidated joint venture level as of February 14, 2024, the date of the Recapitalization Transactions.

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
k.

Restricted Cash – At December 31, 2024, restricted cash represents amounts required to be restricted under our stock purchase agreement. At December 31, 2023, restricted cash represents loan agreements, letter of credit, deposits on residential condominium sales at 77 Greenwich, condominium sales proceeds that have not yet been transferred to the lender and tenant related security deposits.

l.

Revenue Recognition - Subsequent to the Recapitalization Transactions, we earn a management fee in accordance with the Asset Management Agreement. The Asset Management Agreement provides that the TPH Manager agrees to provide certain services in connection with the construction (with respect to 77 Greenwich), management, operation, supervision and maintenance of 77 Greenwich and 237 11th.  To compensate TPH Manager for such services, TPHGreenwich paid an annual management fee to TPH Manager equal to the greater of (x) $400,000 or (y) 1.25% of (i) the outstanding principal balance of the CCF plus (ii) the outstanding principal balance of the 77G Mezzanine Loan, plus (iii) the principal balance of any future fundings of any type under the CCF and/or 77G Mezzanine Loan. This management fee is recorded is “other income” in the consolidated statement of operations and comprehensive income (loss). These fees are recognized in earnings over time in accordance with ASC 606 (see Note 16 – Subsequent Events for further information on Asset Management Agreement).

Prior to the Recapitalization Transactions, leases with tenants were accounted for as operating leases. Minimum rents were recognized on a straight-line basis over the term of the respective lease, beginning when the tenant takes possession of the space. The excess of rents recognized over amounts contractually due pursuant to the underlying leases were included in deferred rents receivable. In addition, retail leases typically provided for the reimbursement of real estate taxes, insurance and other property operating expenses. As lessor, when reporting revenue, we have elected to combine the lease and non-lease components of our operating lease agreements and accounted for the components as a single lease component in accordance with ASC Topic 842. Lease revenues and reimbursement of real estate taxes, insurance and other property operating expenses were presented in the consolidated statements of operations and comprehensive loss as “rental revenues.” Also, these reimbursements of expenses were recognized within revenue in the period the expenses were incurred. We assessed the collectability of our accounts receivable related to tenant revenues. We applied the guidance under ASC 842 in assessing our lease payments: if collection of rents under specific operating leases was not probable, then we recognized the lesser of that lease’s rental income on a straight-line basis or cash received, plus variable rents as earned. Once this assessment was completed, we applied a general reserve, as provided under ASC 450-20, if applicable.

Revenues on sale of residential condominiums reflected the gross sales price from sales of residential condominium units which were recognized at the time of the closing of a sale, when title to and possession of the units are transferred to the buyer. Our performance obligation, to deliver the agreed-upon condominium, was generally satisfied in less than one year from the original contract date. Cash proceeds from unit closings held in escrow for our benefit were included in restricted cash in the consolidated balance sheets. Customer cash deposits on residential condominiums that were in contract were recorded as restricted cash and the related liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. Our cost of sales consisted of allocated expenses related to the initial acquisition, demolition, construction and development of the condominium complex, including associated building costs, development fees, as well as salaries, benefits, bonuses and share-based compensation expense, including other directly associated overhead costs, in addition to qualifying interest and financing costs. See also Note 2g. Residential Condominium Units for Sale for further discussion.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and increased other disclosures. As of both December 31, 2024 and 2023, we had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2024, our tax returns for the years ended December 31, 2019, through December 31, 2023, are subject to review by the Internal Revenue Service. Our state returns are open to examination for the years December 31, 2018 or 2019, through December 31, 2023, depending on the jurisdiction.

We are subject to certain federal, state and local income and franchise taxes.

o.

Earnings (Loss) Per Share - We present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. There were no shares issuable at December 31, 2024 that had vested but not yet settled that were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the year ended December 31, 2024. Shares issuable at December 31, 2023, comprising 52,015 restricted stock units that have vested but not yet settled were excluded from the computation of diluted loss per share because the awards would have been antidilutive for the year ended December 31, 2023.

p.

Deferred Finance Costs – Prior to the Recapitalization Transactions, capitalized and deferred finance costs represented commitment fees, legal, title and other third-party costs associated with obtaining commitments for mortgage financings which result in a closing of such financing. These costs were being offset against loans payable in the consolidated balance sheets for mortgage financings and was fully amortized at December 31, 2023. Costs for our corporate credit facility were offset against corporate credit facility, net, in the consolidated balance sheet and had an unamortized balance of $334,000 at December 31, 2023. Unamortized deferred finance costs were expensed when the associated debt is refinanced with a new lender or repaid before maturity. Costs incurred in seeking financing transactions which do not close were expensed in the period in which it is determined that the financing will not close.

q.

Deferred Lease Costs – Prior to the Recapitalization Transactions, deferred lease costs consisted of fees and incremental costs incurred to initiate and renew retail operating leases and were amortized to depreciation and amortization on a straight-line basis over the related non-cancelable lease term. Lease costs incurred under our residential leases were expensed as incurred.

r.

Reclassifications – Certain reclassifications and adjustments have been made to the prior year’s financial statements to conform to the current year’s presentation and to ensure consistency with US GAAP. These reclassifications had no effect on previously reported net income (loss) or stockholders’ equity.

Accounting Standards Updates

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this update for the year ended December 31, 2024, see Note 15 – Segment Reporting.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The new disclosures are expected to provide transparency about the components of expenses included in the income statement and enhance an investor’s ability to forecast future performance. They are intended to complement existing disaggregated disclosures about revenues, segments, and income taxes to provide investors with a better picture of an entity’s financial condition and results of operations. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026,

and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.   We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements.

NOTE 3 – RESIDENTIAL CONDOMINIUM UNITS FOR SALE

Residential condominium units for sale as of December 31, 2023, included 77 Greenwich, and in all cases, excluded costs of development for the residential condominium units at 77 Greenwich that were sold.  Closings on residential condominium units started in September 2021 with 39 closings having occurred through February 14, 2024, the date of the Recapitalization Transactions. As a result of the Recapitalization Transactions, this asset is now held by TPHGreenwich.

NOTE 4 – REAL ESTATE, NET and INTANGIBLE ASSETS, NET

As of December 31, 2024, all real estate and intangible assets had been contributed to TPHGreenwich. As of December 31, 2023, real estate, net consisted of the following (dollars in thousands):

December 31,
2023

Building and building improvements	$51,141
Tenant improvements	296
Furniture and fixtures	943
Land and land improvements	28,847
81,227
Less: accumulated depreciation	18,903
$62,324

Building and building improvements, tenant improvements, furniture and fixtures, and land and land improvements included the 237 11th property and the Paramus, New Jersey property as of December 31, 2023. Depreciation expense amounted to approximately $207,000 for the period January 1, 2024, through February 14, 2024, and $3.7 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively.

In May 2018, we closed on the acquisition of 237 11th, a 105-unit, 12-story multi-family apartment building located at 237 11th Street, Brooklyn, New York for a purchase price of $81.2 million, excluding transaction costs of approximately $0.7 million. Due to water damage in apartment units and other property at 237 11th, we submitted a notice of claim to our insurance carrier for property damage and business interruption (lost revenue) in September 2018. The insurance carrier subsequently disclaimed coverage for the losses and we filed a complaint against the carrier alleging that it breached the insurance policy by denying coverage. We also filed legal claims against the seller, its parent company, and the general contractor (who, thereafter, impleaded into that litigation several subcontractors who performed work on the property), and we subsequently reached a settlement of that action. As a result of the Recapitalization Transactions, this asset is now held by TPHGreenwich.

As of December 31, 2023, intangible assets, net, consisted of the real estate tax abatement at its original valuation of $11.1 million offset by its related accumulated amortization of approximately $4.1 million at December 31, 2023. Amortization expense amounted to approximately $91,000 for the period January 1, 2024, through February 14, 2024, and $740,000 and $740,000 for the years ended December 31, 2023 and 2022, respectively.

77 Greenwich and the New York City School Construction Authority

In 2017, we entered into an agreement with the New York City School Construction Authority (the “SCA”), whereby we constructed a school sold to the SCA as part of our condominium development at 77 Greenwich. Pursuant to the agreement, the SCA agreed to pay us $41.5 million for the purchase of their condominium unit and reimburse us for the costs associated with constructing the school, including a construction supervision fee of approximately $5.0 million. Payments for construction are being made by the SCA to the general contractor in installments as construction on their condominium unit progresses. Payments to us for the land and construction supervision fee commenced in January 2018 and continued through October 2019 for the land and will continue through completion of the SCA buildout for the construction supervision fee, with an aggregate of $46.4 million having been paid to us as of February 14, 2024 from the SCA, with approximately $176,000 remaining to be paid to TPHGreenwich. We have also received an aggregate of $56.1 million in reimbursable construction costs from the SCA through February 14, 2024. In April 2020, the SCA closed on the purchase of the school condominium unit from us, at which point title transferred to the SCA, and the SCA has completed the buildout of the interior space, which is a public elementary school with approximately 476 seats. The school received its final TCO and opened to students in September 2022. Trinity retained a guarantee of certain obligations with respect to the construction of the school. As a result of the Recapitalization Transactions, this asset is now held by TPHGreenwich.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2024, and 2023, prepaid expenses and other assets, net, include the following (dollars in thousands):

	December 31,	December 31,
	2024	2023

Prepaid expenses	$267	$1,268
Deferred finance costs warrants	—	2,184
Other	118	1,793
	385	5,245
Less: accumulated amortization	118	2,471
	$267	$2,774

NOTE 6 – INCOME TAXES

The provision for taxes is as follows (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Current:
Federal	$—	$—	$—
State	218	183	288
	$218	$183	$288
Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Tax expense	$218	$183	$288

The following is a reconciliation of income taxes computed at the U.S. Federal statutory rate to the provision for income taxes:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes	22.8%	12.9%	13.6%
Permanent non-deductible expenses	3.7%	(0.5)%	(0.1)%
Change of valuation allowance	(43.8)%	(33.9)%	(36.0)%

Effective income tax rate	3.7%	(0.5)%	(1.5)%

The composition of our deferred tax assets and liabilities is as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Charitable contributions	$7	$7
Net operating loss carry forwards	91,578	88,212
Depreciation (including air rights)	—	5,698
Lease liability	40	210
Other	144	209
Pension costs	—	—
Investment in joint ventures	—	2
Accrued expenses	—	389
Total deferred tax assets	$91,769	$94,727
Valuation allowance	(90,228)	(91,284)
Deferred tax asset after valuation allowance	$1,541	$3,443

Deferred tax liabilities:
Intangibles	$—	$(2,436)
Investment in joint venture	(326)	—
Other	(230)	(235)
Pension costs	(948)	(474)
Right-of-use asset	(37)	(298)
Total deferred tax liabilities	$(1,541)	$(3,443)
Net deferred tax assets	$—	$—

Current deferred tax assets	$—	$—
Long-term deferred tax assets	—	—
Total deferred tax assets	$—	$—

As of December 31, 2024, we had federal NOLs of approximately $329.0 million. NOLs generated prior to tax-year 2018 will expire in years through fiscal 2037 while NOLs generated in 2018 and forward carry-over indefinitely. Since 2009 through December 31, 2024, we have utilized approximately $20.1 million of our federal NOLs. As of December 31, 2024, we also had state NOLs of approximately $291.3 million. These state NOLs have various expiration dates through 2042, if applicable. We also had additional New York State and New York City prior NOL conversion (“PNOLC”) subtraction pools of approximately $27.9 million and $22.9 million, respectively. The conversion to the PNOLC under the New York State and New York City corporate tax reforms does not have any material tax impact.

Based on management’s assessment, it is more likely than not that the entire deferred tax assets will not be realized by future taxable income or tax planning strategies. Accordingly, valuation allowance of $90.2 million was recorded as of December 31, 2024. If our assumptions change and we determine that we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recognized as a reduction of income tax expense and an increase in the deferred tax asset.

The TCJA limited the deductibility of NOLs arising in tax years beginning after December 31, 2017, to 80 percent of taxable income (computed without regard to the NOL deduction) for the taxable year. Any changes in tax laws or regulations could impact the realization of these NOLs.

NOTE 7 – RENTAL REVENUE

As a result of the Recapitalization Transactions, the retail property located in Paramus, New Jersey was held by TPHGreenwich and we are no longer recording rental revenue as of February 14, 2024. This property is 100% leased to two tenants as of December 31, 2024, with one lease expiring on March 31, 2025, and the other expiring on June 30, 2025. This property was sold on February 4, 2025.

As a result of the Recapitalization Transactions, the multi-family property at 237 11th was held by TPHGreenwich and we are no longer recording rental revenue as of February 14, 2024. This property is occupied by residential tenants who have leases generally ranging from one to two years and three retail tenants with leases expiring in 2027, 2032 and 2036, respectively. This property was sold on March 14, 2025.

As a result of the Recapitalization Transactions, the 77 Greenwich property is now held by TPHGreenwich and we are no longer recording rental revenue as of February 14, 2024. This property currently has one retail lease signed which expires in 2034.

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of our financial instruments is determined based upon applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses, and other liabilities approximated their carrying value because of their short-term nature.

Pension Plan

On an annual recurring basis, we are required to use fair value measures when measuring plan assets of our pension plans. As we elected to adopt the measurement date provisions of ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of March 4, 2007, we were required to determine the fair value of our pension plan assets as of December 31, 2024. The fair value of pension plan assets was $11.0 million and $14.2 million at December 31, 2024 and 2023, respectively. These assets are valued in active liquid markets under Level 1 and Level 2 at December 31, 2024 and 2023, respectively.

Derivatives

We recognized the fair values of all derivatives in prepaid expenses and other assets, net on our consolidated balance sheets based on Level 2 information. Derivatives that are not hedges are adjusted to fair value through earnings. The changes in the fair value of the derivative are offset against the change in fair value of the hedged asset through interest expense, net for the period through February 14, 2024 and for the years ended December 31, 2023 and 2022, respectively. Reported net loss may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of hedging instruments and hedged items, but will have no effect on cash flows.

The following table summarizes our hedging instruments, all of which hedge variable rate debt, as of December 31, 2023, and are recorded in our financial statements: (dollars in thousands):

	Fair Value Asset as of December 31, 2023	Notional Amount	All-In Capped Rate	Interest Rate Cap Expiration Date
Interest Rate Caps:
77G Mortgage Loan	$—	$97,000	2.50%	11/1/2023
237 11th Loans	787	$60,000	2.50%	7/9/2024
Included in prepaid expenses and other assets, net	$787

Debt Instruments

As a result of the Recapitalization Transactions on February 14, 2024, all debt instruments are held at the unconsolidated joint venture level at December 31, 2024.

The Company had five debt instruments as of December 31, 2023, the Corporate Credit Facility, 77G Mortgage Loan, 77G Mezzanine Loan, 237 11th Loans, and a Secured Line of Credit, all defined below in Note 11 - Loans Payable and Secured Line of Credit. The fair value of these debt instruments approximated their carrying values as they are variable-rate instruments under Level 2.

The fair value of the debt instruments is estimated using discounted cash flow analyses, which are based on the expected cash flows of each debt instrument and a discount rate that reflects the borrowing rate the Company would have to pay for a similar debt instrument of comparable maturity and credit quality. Given that these inputs are observable in the market, the fair value measurement of the debt instruments are categorized within Level 2 of the fair value hierarchy.

As of December 31, 2023, the estimated fair value of the debt instruments was approximately $247.5 million and carried interest rates ranging between 2.5% and 14.3% per annum. This fair value measurement considers the present value of the remaining cash flows, including both principal and interest payments, discounted at the market rate of interest for similar debt. The carrying amount of the debt instruments, which are reported on the balance sheet, may differ from its fair value due to the timing of the recognition of changes in the loan's fair value and the level of interest rates at the reporting date.

There were no transfers between levels of the fair value hierarchy during the period. The Company's policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period.

NOTE 9 – PENSION PLANS

Defined Benefit Pension Plan

Syms sponsored a defined benefit pension plan for certain eligible employees not covered under a collective bargaining agreement. The pension plan was frozen effective December 31, 2006. At December 31, 2024 and 2023, we recorded an overfunded pension balance of approximately $2.8 million and $1.4 million, respectively, which are included in pension asset on the accompanying consolidated balance sheets. We have begun the process to terminate the plan under a standard termination. We may be required to make additional contributions to the plan so that the assets of the plan are sufficient to satisfy all benefit liabilities as of the final termination date.

We plan to continue to maintain the Syms pension plan and make all contributions required, if any, under applicable minimum funding rules through the plan termination date. In accordance with minimum funding requirements and court ordered allowed claims distributions, we paid approximately $6.5 million to the Syms sponsored plan from September 17, 2012, through December 31, 2024. Historically, we have funded this plan in the third quarter of the calendar year. We funded $400,000 to the Syms sponsored plan during each of the years ended December 31, 2023, and 2022, respectively.

Presented below is financial information relating to this plan for the periods indicated (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation - beginning of period	$12,793	$ $ 13,268
Interest cost	444	642
Actuarial gain	(1,100)	(264)
Gross benefits paid	(3,907)	(853)
Net benefit obligation - end of period	$8,230	$12,793

CHANGE IN PLAN ASSETS:
Fair value of plan assets - beginning of period	$14,163	$12,617
Employer contributions	—	400
Gross benefits paid	(3,907)	(853)
Return on plan assets	776	1,999
Fair value of plan assets - end of period	$11,032	$14,163

Over funded status at end of period	$2,802	$1,370

The pension expense includes the following components (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
COMPONENTS OF NET PERIODIC COST:
Interest cost	$444	$642	$694
Gain on assets	(513)	(753)	(953)
Amortization of loss	179	518	—
Net periodic cost (benefit)	$110	$407	$(259)

WEIGHTED-AVERAGE ASSUMPTION USED:
Discount rate	5.0%	5.0%	5.0%
Rate of compensation increase	0.0%	0.0%	0.0%

The expected long-term rate of return on plan assets was 5% for the year ended December 31, 2024 and 6% for the years ended December 31, 2023, and 2022.

As of December 31, 2024, the plan’s termination is expected to be completed in 2025 and final distributions of benefits are expected to be made in 2025.

The fair values of our plan assets as of December 31, 2024, and the fair values and asset allocation of our plan assets as of December 31, 2023, are presented in the following table. All fair values are based on the fair value hierarchy on quoted prices in active markets for identical assets (Level 1 at December 31, 2024 and Level 2 at December 31, 2023) (dollars in thousands):

	December 31, 2024			December 31, 2023
		% of Plan	December 31, 2023		% of Plan
Asset Category	Fair Value	Assets	Asset Allocation (a)	Fair Value	Assets
Cash and equivalents	$11,032	100%	0% to 10%	$704	5%
Equity securities	—	—%	40% to 57%	9,780	69%
Fixed income securities	—	—%	35% to 50%	3,679	26%
Total	$11,032	100%		$14,163	100%

(a)	At December 31, 2024, the asset allocation was adjusted to 100% in cash in advance of the plan termination.

Under the provisions of ASC 715, we are required to recognize in our consolidated balance sheets the unfunded status , if any, of the benefit plan. This is measured as the difference between plan assets at fair value and the projected benefit obligation. For the pension plan, this is equal to the accumulated benefit obligation.

401(k) Plan – We have established a 401(k) plan for all of our employees. Eligible employees are able to contribute a percentage of their salary to the plan subject to statutory limits. We paid approximately $43,000, $52,000 and $61,000 in matching contributions to this plan during the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 10 – COMMITMENTS

a.	Leases – The lease for our corporate office located at 340 Madison Avenue, New York, New York expires on March 31, 2025. Rent expense paid for this operating lease was approximately $470,000 for the years ended December 31, 2024, 2023, and 2022, respectively, and had a discount rate of 4.75% at inception.

The remaining lease obligation, excluding any extension options, for our corporate office is as follows (dollars in thousands):

Future
Minimum
Year Ended	Rentals
2025	$118
Total undiscounted lease payments	$118
Discount	—
Lease Liability	$118

b.	Legal Proceedings - In the normal course of business, we are party to routine legal proceedings. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals where they have been established, management currently believes that any liabilities ultimately resulting from litigation we are currently involved in will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTE 11 – LOANS PAYABLE AND SECURED LINE OF CREDIT

Corporate Credit Facility

In December 2019, we entered into our Corporate Credit Facility, or CCF, a multiple draw credit agreement aggregating $70.0 million. Prior to the Recapitalization Transactions, the CCF was scheduled to mature on December 19, 2024, subject to extensions until December 19, 2025, and June 19, 2026, respectively, under certain circumstances.

In connection with the Recapitalization Transactions, the Company entered into a Borrower Assignment and Assumption Agreement (the “Borrower Assignment and Assumption Agreement”), pursuant to which the Company assigned all of its rights, interests, duties, obligations and liabilities in, to and under the CCF, and each other document and instrument related to the CCF, to TPHGreenwich. As of February 14, 2024, the CCF had an outstanding balance of $52.6 million, including approximately $11.1 million of accrued interest and excluding unamortized deferred finance fees of approximately $170,000.

In addition, in connection with the Recapitalization Transactions, TPHGreenwich entered into an amended and restated credit agreement, among TPHGreenwich, as borrower, certain subsidiaries of TPHGreenwich party thereto, as guarantors, the Company Investor, as lender and Mount Street US (Georgia) LLP (“Mount Street”), as administrative agent (the “Amended CCF”), pursuant to which the CCF was amended and restated in its entirety in order to, among other things, (i) release certain subsidiaries of the Company that were guarantors under the CCF from their guarantee obligations thereunder, (ii) extend the maturity date to June 30, 2026, and (iii) cause TPHGreenwich to incur an advance  of approximately $273,000. The Amended CCF bears interest at a rate per annum equal to (i) an all PIK interest rate equal to 10.325% per annum, or (ii) at TPHGreenwich’s election, a cash pay interest rate of 4.875% per annum and a PIK interest rate of 5.45% per annum. In connection with the Borrower Assignment and Assumption Agreement, the Company also entered into a holdco pledge agreement, pursuant to which the Company agreed to pledge all of its membership interests in TPHGreenwich to Mount Street.

Loans Payable

77G Mortgage Loan

In October 2021, TPHGreenwich Owner LLC, the subsidiary that owns 77 Greenwich (the “77G Mortgage Borrower”) entered into a loan agreement with Macquarie PF Inc., a part of Macquarie Capital, the advisory, capital markets and principal investment arm of Macquarie Group, as lender and administrative agent (the “77G Mortgage Lender”), pursuant to which 77G Mortgage Lender agreed to extend credit to 77G Mortgage Borrower in the amount of up to $166.7 million, subject to the satisfaction of certain conditions (the “77G Mortgage Loan Agreement”).

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

As of February 14, 2024, the 77G Mortgage Loan had a balance of $108.0 million, which included PIK interest. Through February 14, 2024, the 77G Mortgage Loan was paid down by approximately $71.1 million through closed sales of residential condominium units. In connection with the Recapitalization Transactions, this loan was assigned to TPHGreenwich.

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

237 11th Loans

In June 2021, 470 4th Avenue Fee Owner, LLC, a subsidiary of the Company (the “237 11th Senior Loan Borrower”), entered into a $50.0 million senior loan (the “237 11th Senior Loan”) provided by Natixis, and 470 4th Avenue Owner, LLC, a subsidiary of the Company (the “237 11th Mezz Borrower”), entered into a $10 million mezzanine loan (the “237 11th Mezz Loan”), provided by an affiliate of LibreMax Capital, LLC.

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

Secured Line of Credit

TPHGreenwich, as owner of the Paramus Property (the “Paramus Borrower”) has an $11.7 million secured line of credit that is secured by the Paramus, New Jersey property.  On March 18, 2024, the Paramus Borrower entered into an amendment to the Secured Line of Credit, pursuant to which the maturity date was extended to October 15, 2024, with an option to further extend to April 15, 2025. This extension option was exercised in October 2024. As part of the amendment, the Company re-affirmed its guaranty under the Secured Line of Credit. The Secured Line of Credit is pre-payable at any time without penalty. The secured line of credit had an outstanding balance of $11.75 million at February 14, 2024, and December 31, 2023, respectively.

In connection with the Recapitalization Transactions, this loan was assigned to TPHGreenwich. In connection with the transfer of the loans to TPHGreenwich, the associated unamortized loan costs were fully amortized in Trinity’s consolidated statement of operations.

Interest Expense, net

Consolidated interest expense, net includes the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022

Interest expense	$3,883	$29,918	$20,616
Interest capitalized	—	(689)	(4,915)
Interest expense, net	$3,883	$29,229	$15,701

NOTE 12 – STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 120,000,000 shares consisting of 79,999,997 shares of common stock, $0.01 par value per share, two (2) shares of preferred stock, $0.01 par value per share (which have been redeemed in accordance with their terms and may not be reissued), one (1) share of special stock, $0.01 par value per share, and 40,000,000 shares of a new class of blank-check preferred stock, $0.01 par value per share. As of December 31, 2024 and 2023, there were 72,487,481 shares and 44,965,083 shares of common stock issued, respectively, and 65,314,726 shares and 38,199,386 shares of common stock outstanding, respectively, with the difference being held in treasury stock.

Warrants

In December 2019, we entered into a Warrant Agreement (the “Warrant Agreement”) with the CCF Lender (the “Warrant Holder”) pursuant to which we issued ten-year warrants (the “Warrants”) to the Warrant Holder to purchase up to 7,179,000 shares of our common stock.

As of December 31, 2023, 6,429,000 warrants were outstanding. The Warrants had no value at December 31, 2023, and the unrealized gain of $73,000 from the change in fair value of the Warrants during the year ended December 31, 2023, was recorded in the consolidated statements of operations and comprehensive loss.

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

NOTE 13 – STOCK-BASED COMPENSATION

Stock Incentive Plan

We adopted the Trinity Place Holdings Inc. 2015 Stock Incentive Plan (the “SIP”), effective September 9, 2015. The SIP, which has a ten-year term, authorizes (i) stock options that do not qualify as incentive stock options under Section 422 of the Code, or NQSOs, (ii) stock appreciation rights, (iii) shares of restricted and unrestricted common stock, and (iv) RSUs. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. To date, no stock options have been granted under the SIP. In June 2023, our stockholders approved an increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares and in July 2024, our stockholders approved a further increase to the number of shares of common stock available for awards under the SIP by 2,000,000 shares. Our SIP activity was as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date
Balance available, beginning of period	2,041,643	-	1,057,824	-
Additional shares approved by stockholders	2,000,000	-	2,000,000	-
Granted to employees	(339,000)	$0.11	(381,760)	$0.68
Granted to non-employee directors	(820,937)	$0.12	(253,937)	$0.49
Deferred under non-employee director's deferral program	(881,705)	$0.12	(380,484)	$0.50
Balance available, end of period	2,000,001	—	2,041,643	—

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

During the year ended December 31, 2024, we granted 339,000 RSUs to certain employees. These RSUs vest and settle at various times over a two- or three-year period, subject to each employee’s continued employment. Approximately $32,000 in stock-based compensation expense related to these shares was amortized during the year ended December 31, 2024.

Total stock-based compensation for the years ended December 31, 2024, 2023, and 2022 totaled $141,000, $367,000 and $507,000, respectively, of which approximately $0, $2,000 and $44,000, respectively, was capitalized as part of residential condominium units for sale with the remaining net amount recognized in the consolidated statements of operations and comprehensive loss.

	Year ended December 31, 2024		Year ended December 31, 2023
		Weighted		Weighted
		Average Fair		Average Fair
	Number of	Value at Grant	Number of	Value at Grant
	Shares	Date	Shares	Date
Non-vested at beginning of period	547,583	$1.16	527,999	$1.80
Granted RSUs	339,000	$0.11	381,760	$0.68
Vested	(755,583)	$0.79	(362,176)	$1.49
Forfeited by former employees	(33,000)	$0.32	—	$—
Non-vested at end of period	98,000	$0.31	547,583	$1.16

As of December 31, 2024, there was approximately $14,000 of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized through December 2025.

During the year ended December 31, 2024, we issued 807,599 shares of common stock to employees and executive officers to settle vested RSUs from previous RSU grants. In connection with those transactions, we repurchased 410,058 shares to provide for the employees’ withholding tax liabilities.

During the year ended December 31, 2024, we issued 820,937 shares of common stock to non-employee directors who received a portion of their annual compensation in shares of the Company’s common stock.

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

During the year ended December 31, 2024, one non-employee director resigned from the board and received his 781,617 deferred shares which were settled during the same period. As of December 31, 2024 and 2023, a total of 917,702 and 817,614 stock units, respectively, have been deferred under the Deferral Program.

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

On February 4, 2025, TPHGreenwich sold the Paramus Property for a gross sales price of $15.6 million. After repayment of the underlying loan of $11.7 million and closing costs, TPHGreenwich received approximately $2.9 million in net sale cash proceeds.

On March 14, 2025, TPHGreenwich sold 237 11th for a gross sales price of $68.5 million. After repayment of the underlying loan of $60.0 million and closing costs, TPHGreenwich received approximately $6.0 million in net sale cash proceeds.

As we did not control the 250 North 10th JV, and do not control TPHGreenwich, we account for the joint ventures under the equity method of accounting. The balance sheet for the TPHGreenwich joint venture at December 31, 2024, is as follows (in thousands):

ASSETS

Real estate, net	$254,821
Cash, cash equivalents and restricted cash	10,895
Other assets	7,360
Total assets	$273,076

LIABILITIES

Loans payable, net	286,257
Accounts payable and accrued expenses	15,917
Total liabilities	302,174

MEMBERS' DEFICIT

Total members' deficit	(29,098)

Total liabilities and members' deficit	$273,076

Our investment in unconsolidated joint venture	$—

The statements of operations for the unconsolidated joint ventures for the years ended December 31, 2024, 2023, and 2022 include the joint venture investments owned during those periods, as previously described, are as follows (dollars in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Total revenues	$22,367	$1,788	$11,383

Operating expenses	(16,410)	-	-

Income from operations	5,957	1,788	11,383

Other expenses	(41,331)	(1,823)	(894)

Net (loss) income	$(35,374)	$(35)	$10,489

Our equity in net (loss) gain from unconsolidated joint ventures	$(5,962)	$(4)	$5,294

NOTE 15 – SEGMENT INFORMATION

The Company’s operating segment is based on our method of internal reporting which classifies our operations by business activity. Subsequent to the Recapitalization Transactions, we have one reportable segment, Asset Management.

The Company's chief operating decision maker (“CODM”) is its members of the Board of Directors, who reviews the consolidated financial statements and the measure used is net income or loss as reported on the consolidated statements of operations and comprehensive income (loss). Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.

NOTE 16 – SUBSEQUENT EVENTS

Steel Partners Transaction

On February 5, 2025 (the “SPA Effective Date”), the Company entered into a Stock Purchase Agreement (the “Steel Stock Purchase Agreement”) with TPHS Lender and Steel IP Investments, LLC (the “Steel Purchaser”), an affiliate of Steel Partners Holdings L.P. (“Steel Partners”), pursuant to which the Steel Purchaser agreed to purchase from TPHS Lender, and TPHS Lender agreed to sell to Steel Purchaser, 25,862,245 shares of Common Stock of the Company (such shares are referred to collectively herein as the “Steel Shares”) in accordance with the terms and conditions of the Steel Stock Purchase Agreement. The aggregate consideration payable to TPHS Lender was $2,586,200 for the Steel Shares and certain agreements pursuant to the Steel Stock Purchase Agreement.

On February 18, 2025 (the “Steel Closing”), at the closing of the transactions contemplated by the Steel Stock Purchase Agreement, the Company, TPHS and the Steel Purchaser entered into certain ancillary agreements referenced above and below, including the Amended and Restated JV Operating Agreement and the Steel Purchaser Stockholders’ Agreement (as defined below). The transactions contemplated by the Steel Stock Purchase Agreement are herein referred to as the “Steel Partners Transaction.”

Steel Purchaser Stockholders’ Agreement

On the SPA Effective Date and in connection with the Steel Partners Transaction, the Company and the Steel Purchaser entered into a shareholder rights agreement (the “Steel Purchaser Stockholders’ Agreement”), which became effective upon the Steel Closing.

The Steel Purchaser Stockholders’ Agreement contains various covenants including, among others:

●	The Company will take all necessary corporate actions and obtain all necessary approvals so that, as of the Steel Closing, the Company’s board of directors (the “Board”) consists of five (5) members, who will initially be: (i) Jack L. Howard (Chairman), (ii)Alexander C. Matina, (iii) Joseph Martin, (iv) Jeffrey S. Wald, and (v) Joanne M. Minieri. Subsequently, the Company has agreed that so long as Steel Purchaser owns at least 20% of the Company’s outstanding capital stock, the Company will take all action reasonably necessary to cause the Board to remain at five (5) members, which shall include (A) one (1) director who shall qualify as independent and is mutually agreed upon by Steel Purchaser and the Company and (B) two (2) directors designated solely by Steel Purchaser.
●	As of the Steel Closing, Matthew Messinger will act as an observer of the Board until the earlier of (i) his voluntary resignation as an observer of the Board and (ii) the Board’s determination to remove Mr. Messinger as an observer of the Board
●	So long as at least ten percent (10%) of the Company’s total issued and outstanding Common Stock continues to be traded on OTC Pink Market, the Company will use commercially reasonable best efforts to, and Steel Purchaser agrees to provide management services to assist the Company to, prepare and publish the information as contemplated by Rule 144(c) of the Securities Act of 1933, as amended, including: (i) within 45 days following each quarter of each fiscal year and (ii) within 90 days following each fiscal year of the Company, (A) a consolidated balance sheet, (B) consolidated statements of operations and comprehensive income and of cash flows, and, as applicable, a comparison between (x) the actual amounts as of and for such period and (y) the comparable amounts for the prior corresponding period, with an explanation of any material differences between such amounts, and (C) a consolidated statement of stockholders’ equity; in each case, prepared in accordance with GAAP and, in the case of annual financial statements, audited and certified by independent public accountants of recognized standing selected by the Company.
●	On or prior to the Steel Closing, the Company will amend its bylaws (as currently in effect as of the date hereof, the “Bylaws”), to provide for the ability of shareholders holding at least an aggregate of 15% of the Company’s outstanding Common Stock to call a special meeting of the shareholders of the Company (the “Bylaws Amendment”). Following the effectiveness of the Bylaws Amendment, the Company will not further amend the Bylaws without the prior written consent of the Steel Purchaser, not to be unreasonably withheld, conditioned or delayed.

As previously disclosed, the changes to the Board discussed above became effective upon the Steel Closing. In addition, the Bylaws Amendment was effective as of Steel Closing.

Secured Promissory Note

In connection with the Steel Partners Transaction, on February 18, 2025, the Company issued a Senior Secured Promissory Note (the “Steel Promissory Note”) to Steel Connect, LLC (the “Steel Lender”), an affiliate of Steel Partners and Steel Purchaser, pursuant to which the Company may borrow up to $5.0 million from the Steel Lender. The Steel Promissory Note is secured by a pledge of all of the assets of the Company. As of March 24, 2025, $1.0 million was outstanding under the Steel Promissory Note.

Termination of Asset Management Agreement

In connection with the Steel Partners Transaction, the parties to the Asset Management Agreement mutually agreed to terminate the Asset Management Agreement, effective upon 45 days following the closing of the Steel Partners Transaction, or April 4, 2025.

Charter Amendment

In February 2025, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Amendment”). The Amendment extended certain transfer restrictions set forth in the Company’s charter through February 25, 2035.

Other than as disclosed above and elsewhere in these consolidated financial statements, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Steel Services Agreement

As of March 19, 2025, Steel Services Ltd. (“Steel Services”), an affiliate of Steel Partners, and the Company entered into a management services agreement (the “Steel MSA”) pursuant to which Steel Services agreed to provide certain managerial services to the Company.

Pursuant to the Steel MSA, for a period of one year (which shall renew automatically for additional one-year terms unless otherwise terminated), Steel Services shall provide certain managerial services to the Company, including general assistance with legal, finance & treasury, internal audit, human resources, IT and tax functions and obligations. In consideration for the services rendered under the Steel MSA, the Company shall pay Steel Services $10,000 monthly.

The Steel MSA may be terminated (i) by either party, effective on the last day of the current term, upon not less than ninety (90) days prior written notice to the other; (ii) by the Company, at any time, on less than ninety (90) days-notice; provided that, in the case of a termination by the Company pursuant to (i) or (ii), the Company shall pay to Steel Services a termination fee equal to 125% of the fees due under the Steel MSA; (iii) immediately upon the bankruptcy or dissolution of Steel Services, (iv) promptly by the Company upon a material breach of the Steel MSA Agreement (provided Steel Services shall be provided notice of the breach and be provided a reasonable opportunity to cure during a period of no less than 90 days); or (v) immediately by the Company for Cause (as defined in the Steel MSA).